Form 10-K/A
period 2010-09-30
RENTECH INC /CO/
filed 2011-01-28
CIK 868725

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
The number of shares of the Registrant’s common stock outstanding as of January 13, 2011 was 222,209,542.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Rentech, Inc. (“Rentech”, “the Company”, “we”, “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2010 (the “Original 10-K”).
This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of Rentech’s 2011 definitive proxy statement has been deleted and (ii) the information with respect to the number of outstanding shares of Rentech’s common stock (“Common Stock”) has been updated. Rentech is also updating its lists of exhibits in Item 15 of this report to include the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the foregoing amendments and updates, the Amendment does not modify or update the Original 10-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and executive officers of Rentech and their ages and their positions with Rentech as of January 13, 2011, are as follows:

Name	Age	Position(s)
D. Hunt Ramsbottom	53	Chief Executive Officer, President and Director
Dan J. Cohrs	57	Chief Financial Officer and Executive Vice President
Tom Samson	42	Executive Vice President and Chief Development Officer
Douglas M. Miller	50	Executive Vice President, Project Development
Harold A. Wright	46	Senior Vice President and Chief Technology Officer
Colin M. Morris	38	Vice President and General Counsel
Michael S. Burke (1)	47	Director
General Wesley K. Clark (1)	66	Director
Michael F. Ray (1)	57	Director
Ronald M. Sega (1)	58	Director
Edward M. Stern (1)	51	Director
Halbert S. Washburn (1)	50	Director
John A. Williams	67	Director
Dennis L. Yakobson	74	Director and Chairman

(1)	Independent Director.
Information Regarding Directors with Terms Expiring in 2011:
Michael S. Burke, Director— Mr. Burke was appointed as a member of our Board of Directors in March 2007. Mr. Burke is currently the Executive Vice President, Chief Financial Officer of AECOM Technology Corporation (NYSE: ACM), a global provider of professional technical and management support services to government and commercial clients. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP. He served in various senior leadership positions, most recently as a Western Area Managing Partner from 2002 to 2005 and was a member of KPMG’s Board of Directors from 2000 through 2005. While on the KPMG Board of Directors, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on various charitable and community boards. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University. Our Board of Directors has determined that Mr. Burke brings to our Board extensive accounting, financial and business experience, including experience with a public company, and therefore he should serve on our Board.

General (ret) Wesley K. Clark, Director— General Clark was appointed as a member of our Board of Directors in December 2010. General Clark is a businessman, educator, writer and commentator. In 2003, General Clark founded the strategic consulting firm of Wesley K. Clark & Associates, where he currently serves as chairman and chief executive officer. From June 2000 through March 2003, General Clark was a managing director at Stephens, Inc., an investment banking firm based in Arkansas. Prior to that, from June 1966 through June 2000, General Clark served in the U.S. Army where he held numerous staff and command positions and rose to the rank of 4-star general. He served as NATO Supreme Allied Commander and Commander in Chief of the U.S.-European Command from July 1997 through May 2000. General Clark serves on the board of directors of AMG Advanced Metallurgical Group N.V., a global producer of specialty metals and metallurgical vacuum furnace systems; BNK Petroleum Inc., an energy company focused on the acquisition, exploration and production of large oil and gas reserves; Bankers Petroleum Ltd., a Canadian based oil and gas exploration and production company; Juhl Wind Inc., a wind energy provider; Prysmian S.r.L., a provider of high-technology cables and systems for energy and telecommunication; Amaya Gaming, a Canadian company in the electronic gaming industry; and Rodman & Renshaw, an investment banking firm. General Clark previously served on the board of directors of Argyle Security, Inc., a provider of security solutions; NutraCea, a processor of rice-bran based products; and EWT, N.V., a producer of wind farms. General Clark graduated first in his class from the United States Military Academy at West Point in 1966. He received degrees in Philosophy, Politics and Economics from Oxford University (B.A. and M.A.) where he was a Rhodes Scholar from 1966 to 1968. Our Board of Directors has determined that General Clark brings to our Board extensive leadership experience, including having held high-ranking positions in the U.S. Army, and directorial and governance experience and familiarity with our industry as a result of having served on boards of directors of numerous companies in the renewable and alterative energy industry, and therefore he should serve on our Board.
Ronald M. Sega, Director— Dr. Sega was appointed as a member of our Board of Directors in December 2007. Currently Dr. Sega serves as Vice President and Enterprise Executive for Energy and the Environment at both Colorado State University (CSU) and The Ohio State University (OSU). He is the Woodward Professor of Systems Engineering, Director of Graduate Studies in Systems Engineering and serves as chair of the Sustainability, Energy, and Environment Advisory Committee at CSU. Dr. Sega also serves on the President’s and the Provost’s Council on Sustainability at OSU. Since 2008, Dr. Sega has served as a member of the Board of Directors of Woodward Governor Company (NASDAQ: WGOV), a company that designs, manufactures and services energy control systems and components for aircraft and industrial engines and turbines. Dr. Sega also serves on the Advisory Board of Ball Aerospace and Technology Corporation (NYSE: BLL). From August 2005 to August 2007, Dr. Sega served as Under Secretary for the U.S. Air Force. In that capacity, he oversaw the recruiting, training and equipping of approximately 700,000 people and a budget of approximately $110 billion. Designated as the Department of Defense Executive Agent for Space, Dr. Sega developed, coordinated and integrated plans and programs for space systems of all Department of Defense space major defense acquisition programs. From August 2001 until July 2005, Dr. Sega was Director of Defense Research and Engineering, Office of the Secretary of Defense. Dr. Sega worked for NASA from 1990 until 1996 and made two shuttle flights during his career as an astronaut. Dr. Sega received a B.S. in mathematics and physics from the United States Air Force Academy in 1974, a master of science degree in physics from The Ohio State University in 1975, and a doctorate in electrical engineering from the University of Colorado at Boulder in 1982. Our Board of Directors has determined that Mr. Sega brings to our Board a strong background in science and research and significant experience in leadership positions, including those involving responsibility for large research budgets, and therefore he should serve on our Board.
Dennis L. Yakobson, Director and Chairman of the Board—Mr. Yakobson has served as a director of Rentech and Chairman of the Board since 1983 and is one of the founders. In December 2005, he resigned from his position as Chief Executive Officer and currently serves as the Chairman. He was employed as Vice President of Administration and Finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a Director and Secretary of Nova Petroleum Corporation. He resigned from those positions in November 1983 to become a Director and assume the presidency of Rentech. From 1976 to 1981, he served as a Director, Secretary and Treasurer of Power Resources Corporation in Denver, a mineral exploration company, and was employed by it as the Vice President-Land. From 1975 to 1976, he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975, he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971, he was employed by Martin Marietta in a similar position. From 1960 to 1969, he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He is a Director of GTL Energy Pty Ltd., a private company based in Adelaide, Australia. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters in Business Administration degree from Adelphi University in 1963. Our Board of Directors has determined that Mr. Yakobson brings to our Board knowledge of our business and, as the founder, his historical understanding of our operations combined with his experience in leadership positions, including directorial and governance experience on boards of directors, at multiple engineering and energy companies, and therefore he should serve on our Board.

Information Regarding Directors with Terms Expiring in 2012:
D. Hunt Ramsbottom, Chief Executive Officer, President and Director—Mr. Ramsbottom was appointed President and director of Rentech in September 2005 and Chief Executive Officer in December 2005. Mr. Ramsbottom had been serving as a consultant to Rentech since August 2005 under the terms of a Management Consulting Agreement Rentech entered into with Management Resource Center, Inc. Mr. Ramsbottom has over 25 years of experience building and managing growth companies. Prior to accepting his position at Rentech, Mr. Ramsbottom held various key management positions including: Principal and Managing Director of Circle Funding Group, LLC, from 2004 to 2005; Chief Executive Officer and Chairman of M2 Automotive, Inc., from 1997 to 2004; and Chief Executive Officer of Thompson PBE (NASDAQ: THOM), from 1989 to 1997, which was acquired by FinishMaster, Inc. in 1997. On April 17, 2005, M2 Automotive, Inc. completed an assignment for the benefit of its creditors pursuant to a state law insolvency proceeding. Mr. Ramsbottom holds a Bachelor of Science degree from Plymouth State College. Our Board of Directors has determined that Mr. Rambsottom brings to our Board knowledge of our business and his historical understanding of our operations gained through his service as Rentech’s President and Chief Executive Officer and experience with growth companies as Chief Executive Officer and Principal and Managing Director, and therefore he should serve on our Board.
Halbert S. Washburn, Director—Mr. Washburn was appointed as a director of Rentech in December 2005. Mr. Washburn has over 25 years of experience in the energy industry. Since April 2010, Mr. Washburn has been the Chief Executive Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners LP (NASDAQ: BBEP). From March 2006 through April 2010 he was the Co-Chief Executive Officer and served on the Board of Directors of BreitBurn GP, LLC. He has served as the Co-founder, Co-President and Director of BreitBurn Energy Corporation since 1988. He also serves as Director and Co-Chief Executive Officer for BreitBurn Energy Holdings, LLC and serves as Co-Chief Executive Officer of BEH (GP), LLC. Mr. Washburn previously served as Chairman on the Executive Committee of the Board of Directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. Mr. Washburn holds a Bachelor of Science degree in Petroleum Engineering from Stanford University. Our Board of Directors has determined that Mr. Washburn brings to our Board knowledge of our business, extensive experience in the our industry, including his service as an executive officer and director of several Breitburn entities, and familiarity with start-up and public energy companies, and therefore he should serve on our Board.
Information Regarding Directors with Terms Expiring in 2013:
Michael F. Ray, Director—Mr. Ray was appointed as a member of our Board of Directors in May 2005. Mr. Ray founded and has served as President of ThioSolv, LLC since 2001. ThioSolv, LLC is in the business of developing and licensing technology to the refining and chemical sector. Mr. Ray was appointed to the Board of Directors for Cyanco Corporation in October 2008. Cyanco Corporation, a producer of sodium cyanide in the Western United States, is a subsidiary of Oaktree Capital Management which holds a controlling interest. From 1995 to 2001, Mr. Ray served as Vice President of Business Development for the Catalyst and Chemicals Division of The Coastal Corporation. Mr. Ray worked for Coastal Chem, Inc. as President from 1990 to 1995 and Vice President of Corporate Development and Administration from 1986 to 1990. From 1985 to 1986, Mr. Ray served as Vice President of Carbon Dioxide Marketing. Mr. Ray worked for Liquid Carbonic Corporation as Regional Operations Manager from 1981 to 1985 and Plant Manager from 1980 to 1981. Mr. Ray received his Bachelor of Science in Industrial Technology from Western Washington University and his Masters of Business Administration from Houston Baptist University. Mr. Ray previously served as a member of the Board of Directors of Coastal Chem, Inc., Cheyenne LEADS and Wyoming Heritage Society. Mr. Ray also served on the Nitrogen Fertilizer Industry Ad Hoc Committee, University of Wyoming EPSCOR Steering Committees and Wyoming Governor’s committee for evaluating state employee compensation. Our Board of Directors has determined that Mr. Ray brings to our Board experience with start-up and technology companies, familiarity with the business of developing and licensing technology and with the nitrogen fertilizer industry and directorial and governance experience as a director of Coastal Chem, Inc., and therefore he should serve on our Board.
Edward M. Stern, Director—Mr. Stern was appointed as a member of our Board of Directors in December 2006 and has more than 25 years of experience leading the successful development, financing and operation of major energy and infrastructure projects. Mr. Stern is the President and Chief Executive Officer of PowerBridge, LLC and under his guidance, Neptune Regional Transmission System, LLC, a PowerBridge company has developed, constructed and since 2007 has operated the Neptune Project, a 660 MW, 65 mile long, high voltage direct current undersea and underground electric transmission system that interconnects the PJM market at Sayreville, New Jersey with Long Island, New York. Mr. Stern is also leading the development of several other large transmission and renewable energy projects domestically and abroad. From 1991 through 2003, Mr. Stern was employed by Enel North America, Inc. (a subsidiary of Enel SpA, an Italian electric utility company) and its predecessor, CHI Energy, Inc., an energy company which owned or operated nearly one hundred power plants in seven countries, specializing in renewable energy technologies including hydroelectric projects and wind farms. While at Enel North America, Inc. and CHI Energy, Inc., Mr. Stern served as General Counsel and, commencing in 1999, as President, Director and Chief Executive Officer. Mr. Stern currently serves on the Board of Directors of Deepwater Wind Holdings, LLC, an offshore wind energy developer and Capital Access Network, Inc., a small business lender. Mr. Stern also serves on the Advisory Board of Starwood Energy Group Global, LLC, a private equity firm specializing in energy and infrastructure investments. Mr. Stern received B.A., J.D. and M.B.A. degrees from Boston University and is a member of the Massachusetts Bar and the Federal Energy Bar. Our Board of Directors has determined that Mr. Stern brings to our Board significant management and legal experience at energy companies, including substantial project development experience, and his directorial and governance experience as a director at numerous companies in the industry in which we operate, and therefore he should serve on our Board.

John A. Williams, Director—Mr. Williams was appointed as a member of our Board of Directors in November 2009. Mr. Williams has over 40 years of business experience, principally in the real estate and banking industries. Since January 2004, Mr. Williams has served as the Chief Executive Officer, President and Managing Member of Corporate Holdings, LLC, a diversified holdings company, and since November 2004, he has served as Chief Executive Officer and Managing Member of Williams Realty Advisors, LLC, a real estate fund advisor to over $3 billion in assets. Mr. Williams is currently chairman of the board and chief executive officer of Preferred Apartment Communities, Inc., a new real estate investment trust. Mr. Williams founded Post Properties, Inc., a developer, owner and manager of upscale multifamily apartment communities in selected markets in the United States, in 1970. Mr. Williams served as Chief Executive Officer of Post Properties from 1970 until 2002, and he served on its board from inception until 2004. Mr. Williams served as Chairman for Post Properties from inception until February 2003 and Chairman Emeritus from February 2003 until August 2004. Mr. Williams currently serves on the Board of Directors of the Atlanta Falcons of which he is also a minority owner. Mr. Williams previously served on a variety of boards of directors, including those of NationsBank Corporation, Barnett Banks, Inc. and Crawford & Company. Mr. Williams earned a B.S. degree in industrial management from the Georgia Institute of Technology. Our Board of Directors has determined that Mr. Williams brings to our Board over 40 years of business experience and directorial and governance experience on boards of directors, and therefore he should serve on our Board.
Executive Officers
Information concerning the business experience of Mr. Ramsbottom, who serves as President and Chief Executive Officer, is provided above.
Dan J. Cohrs, Executive Vice President, Chief Financial Officer and Treasurer— Mr. Cohrs was appointed our Executive Vice President, Chief Financial Officer in October 2008. Mr. Cohrs was also Treasurer of Rentech from October 2008 until November 2009 and was re-appointed Treasurer in October 2010. Mr. Cohrs has more than 20 years of experience in corporate finance, strategy and planning, and mergers and acquisitions. Mr. Cohrs worked as Chief Development and Financial Officer of, and served as a Partner and Board Member of Agency 3.0, LLC, a private digital advertising and consulting agency in Los Angeles from April 2008 until September 2009. He worked as Chief Development & Financial Officer of Skycrest Ventures, LLC, a private investment and consulting firm in Los Angeles from August 2007 to October 2008. From June 2006 until May 2007, Mr. Cohrs served as a consultant for finance and corporate development, as well as Interim Chief Financial Officer for a period of time, for Amp’d Mobile, a private mobile media entertainment company in Los Angeles. On June 1, 2007, Amp’d Mobile, Inc. filed a petition for bankruptcy under chapter 11 of title 11 of the United States Code, 11 U.S.C. § 101 (the “Bankruptcy Code”), et seq. with the United States Bankruptcy Court for the District of Delaware. Mr. Cohrs worked as an independent consultant and advised companies regarding financings, investor presentations and business plans from 2003 through 2007. In addition, Mr. Cohrs served as a Visiting Senior Lecturer at Cornell University’s Johnson School of Management in the area of corporate governance from November 2005 until March 2006. Mr. Cohrs served as Executive Vice President and Chief Financial Officer of Global Crossing Ltd. from May 1998 through June 2003. On January 28, 2002, Global Crossing Ltd., and certain of its direct and indirect subsidiaries, filed a petition for bankruptcy under chapter 11 of title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On April 11, 2005, the SEC, Global Crossing, Mr. Cohrs (at the relevant time, the Chief Financial Officer of Global Crossing) and other members of Global Crossing’s senior management reached a settlement related to an SEC investigation regarding alleged violations of the reporting provisions of Section 13(a) of the Exchange Act (and the regulations thereunder). The parties to the agreement (other than the SEC) agreed not to cause any violations of such reporting provisions in the future. In the SEC order none of the allegations related to fraud, no party admitted liability, and no other violations of securities laws were alleged. Mr. Cohrs earned M.S. and Ph.D. degrees in finance, economics and public policy from Cornell University’s Johnson Graduate School of Management and a B.S. degree in Engineering from Michigan State University.

Tom Samson, Executive Vice President and Chief Development Officer— Mr. Samson was appointed Executive Vice President and Chief Development Officer of Rentech in October 2010. Mr. Samson is responsible for project development and construction, technology licensing and commercial affairs. Mr. Samson has more than 20 years of experience in development and management of power and utility projects. The majority of his career was spent with Marubeni Corporation in a number of international roles; in addition, Mr. Samson has worked for PA Consulting Group, a management and IT consulting and technology firm, Mirant Europe, a power production and trading company, and GEC Alstom, an infrastructure and power generation company. Mr. Samson served from April 2009 until September 2010 as President and Chief Executive Officer of Marubeni TAQA Caribbean, a partnership of Marubeni Corporation, and Abu Dhabi National Energy Company (TAQA) with a portfolio of utility and independent power producer businesses in the Caribbean with over 2,000 megawatts of production capacity. From March 2005 until April 2009, Mr. Samson was Executive Managing Director of Taweelah Asia Power Company, a 2,000 megawatt and 160 million imperial gallons per day power and water facility in Abu Dhabi. From 2003 to 2005, Mr. Samson worked for Marubeni Power International Inc. as a Vice President responsible for business development in the United States. Prior to 2003, Mr. Samson worked for over ten years in the power industry with responsibility for the development and management of large scale energy projects within the independent private power (IPP) industry. Mr. Samson is a Chartered Mechanical Engineer and a graduate from Napier University.
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
Harold A. Wright, Senior Vice President and Chief Technology Officer— Mr. Wright was appointed Senior Vice President and Chief Technology Officer of Rentech in March 2007. Mr. Wright served as Vice President of Technology for Eltron Research & Development, a technology research and commercialization company headquartered in Boulder, Colorado, from June 2005 until February 2007. This followed a 14-year tenure with ConocoPhillips during which Mr. Wright worked in various capacities including Director of Gas-To-Liquids (GTL) research and development from February 2004 to June 2005 and director of Synthesis Gas Development from July 2000 to February 2004. In these positions, Mr. Wright was responsible for synthesis gas technology development, GTL commercial reactor design, directing GTL catalyst development and product upgrading technology development. Mr. Wright oversaw all aspects of the company’s scale-up of GTL technology, which resulted in a 400 barrel per day demonstration plant in Ponca City, Oklahoma. With 30 U.S. patents issued to his credit, Mr. Wright is also a registered patent agent and is authorized to practice patent law before the U.S. Patent and Trademark Office. Mr. Wright received a B.S. in chemical engineering, cum laude, from the University of Missouri-Columbia and a Ph.D. in chemical engineering from Purdue University.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of Rentech’s equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To Rentech’s knowledge, based solely on its review of the copies of such reports furnished to Rentech or written representations from certain Insiders that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during our fiscal year ended September 30, 2010, the Insiders complied with all such filing requirements.
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
Compensation Discussion and Analysis
Compensation Program Objectives and Executive Summary
The following discussion and analysis describes our compensation objectives and policies as applied to D. Hunt Ramsbottom, our Chief Executive Officer, Dan J. Cohrs, our Chief Financial Officer, Douglas M. Miller, Executive Vice President — Project Development, Harold A. Wright, our Senior Vice President and Chief Technology Officer, Colin M. Morris, our General Counsel and Richard T. Penning, our former Executive Vice President of Commercial Affairs and Technology Development. Messrs. Ramsbottom, Cohrs, Miller, Wright, Morris and Penning are referred to in this Annual Report on Form 10-K/A as the “Named Executive Officers” or “NEOs.” At the end of fiscal year 2010, Mr. Penning no longer served as an executive officer of our Company.
Rentech’s goal is to create value for its shareholders by becoming a global provider of clean energy solutions, through the commercialization of its proprietary technologies for the production of ultra-clean synthetic fuels and chemicals, natural gas substitutes, and electric power from renewable and fossil feedstocks, as well as by maximizing the value of the nitrogen fertilizer plant owned and operated by our subsidiary, Rentech Energy Midwest Corporation, located in East Dubuque. Our technology portfolio includes Rentech’s Fischer-Tropsch process and the Rentech-SilvaGas biomass gasification technology, which we acquired in June 2009 with the acquisition of the SilvaGas Holding Corporation. We offer integrated technology solutions for the conversion of biomass and wastes to syngas and subsequently into clean fuels and electric power. We believe the successful commercialization of our technologies should result in a significant number of opportunities to have our technologies deployed in ultra clean synthetic fuel, power and chemical plants both domestically and internationally. We expect to have our technologies deployed in projects which Rentech develops and owns, as well as projects in which Rentech is solely a technology licensor. We expect that successful commercialization of our technologies will enable Rentech to significantly increase its market capitalization and result in a very substantial increase in revenues, assets, and business complexity.

Rentech’s key operational goals include: developing pioneer commercial-scale synthetic fuels and power projects using the Rentech Process (using biomass feedstocks, fossil feedstocks, or a combination of both) and the Rentech-SilvaGas biomass gasification technology; producing fuels and chemicals at our Product Demonstration Unit, or PDU, to demonstrate that the production of fuels can meet commercial criteria; entering into contracts for the sale of those products; maximizing the value from our nitrogen fertilizer plant in East Dubuque, Illinois through improved product mix and plant reliability; signing license agreements for the use of our technologies; and securing the financing necessary for our working capital needs and for our first commercial scale reactor, and then building our first commercial scale reactor. Our compensation packages are designed to incentivize the achievement of these goals, and to recruit and retain key employees.
We have focused on building an experienced management team that is capable of managing the Company through a period of growth in order to meet our goals. We believe it is important both to retain our key executives and to recruit the additional talent we need to expand the Company. We have made it a policy to hire executives who are not only highly qualified for their positions at our current size, but who also have the skills we believe to be necessary to perform their roles at the same high standard if we are successful in our commercial development, and our company achieves significantly greater size and complexity.
In fiscal year 2007, and again in fiscal year 2010, we retained compensation consulting firms to compare the pay levels of our executives to those in selected groups of peer companies set forth in more detail below. In 2010, we found that our base salaries were above the median of our peers, and that our target total cash compensation was above the peer group median. Our total compensation packages, including long-term incentives, were also found to be above the median of our peer group.
We believe that in our marketplace for talent, each component of compensation, as well as the total compensation package, is significant in our recruitment and retention of talent. Our base salaries are competitive, because they are in line with the median of those paid by our peer companies. Our annual cash bonuses are above the median, and are structured to provide short term incentives that place a focus on specific, defined business objectives for the Company during the year. The majority of those objectives were achieved in fiscal 2010. The Compensation Committee of our Board of Directors approved new long-term incentive awards in fiscal 2008 as well as after the end of fiscal years 2009 and 2010 (the “LTI Awards”) that were structured to reward performance and retain talent. The fiscal 2008 awards are designed to reward both absolute stock price performance and stock price performance relative to that of our peer companies, paying nothing for 25th percentile performance, but offering an opportunity for pay at the 75th percentile for performance at or above the 75th percentile, with a sliding scale for performance between those benchmarks. The Compensation Committee believes that the successful commercialization of the Company’s technologies is critical to the creation of shareholder value, and as a result, the fiscal 2010 awards are designed to reward the achievement of milestones in the financing and development of commercial projects. The fiscal 2011 awards are a combination of time vesting restricted stock units and stock option awards designed to reward stock price performance and retain management.
Our philosophy is to provide a market-level salary for our executives with the opportunity to exceed market levels for total compensation if short- and long-term performance exceeds expectations. Based on the 2010 evaluation of compensation, the Company believes that the total compensation package for fiscal year 2011 will continue to pay our executives at the median level of the market for average performance, with compensation approximating the 75th percentile of the market for exceptional performance.
Independent Compensation Consultant
During fiscal year 2010, the Compensation Committee, composed of Mr. Stern as Chairman and Messrs. Burke and Washburn, retained Radford, an Aon Hewitt Company, as a new compensation consultant to assist the Committee in formulating and evaluating the executive compensation program for a group of its officers including its NEOs.
Peer Group Generation and Comparison Results
Based on discussions among the members of the Compensation Committee, management, and Radford, the Committee determined to develop a new set of peer companies in light of significant market changes, among other factors. Radford recommended the following criteria to establish the compensation peer group for 2010:
•	Companies in the alternative energy space, as well as technology companies with related focus
•	Companies with revenue between $50 million and $550 million
•	Companies with market values between $80 million and $750 million
In addition to the above, Radford also examined employee size, revenue growth, and net income as additional metrics to help determine appropriate peer companies. Finally, in order to establish a peer group sufficient in number of companies, Radford recommended that we expand beyond Rentech’s pure industry focus into the broader, but related, technology industry where we may also compete for talent.

The final group of companies that was reviewed and approved by the Compensation Committee consisted of the following:
Advanced Energy Industries
Broadwind Energy
Cohu, Inc.
Converge, Inc.
Echelon Corp.
EMCORE Corp.
Energy Conversion Devices
EnerNoc Inc.
Evergreen Solar
FormFactor Inc.
Fuel Tech
Fuelcell Energy
LSB industries
Maxwell Technologies
MGP ingredients
Satcon Technology
Rudolph Technologies
Ultra Clean Holdings
Vicor Corp
Zoltek
In mid-2010, data were gathered from these peer companies, as well as from published survey data from Radford’s 2010 Global Technology Survey using a data set of public high technology companies with revenue between $50 million and $500 million, on various elements of executive compensation including base salaries, target incentive as a percent of salary, total cash compensation, long-term incentives and total direct compensation.
Rentech’s compensation was found to be above the market median in totality and by components of compensation, yet still within reasonable market practices and in line with our compensation philosophy and strategy. Specifically, Rentech’s base salaries and our target total cash compensation were on average higher than the median of the market data. A comparison of our long-term incentives (“LTIs”) and total direct compensation (base, bonus, and LTI), including annualized grant values from 2006 and part of sign-on equity, was also above the median of the market data. The results of the comparison were used by the Compensation Committee as a factor in considering the level and mix of compensation for the Company’s executives. We have concluded from this that the level of our total compensation was well positioned to attract and retain the type of management team that we believe is necessary to successfully implement our commercialization strategy. We believe that our long term equity strategy closely aligns management’s compensation with the performance of the Company and the return to shareholders. We have developed and implemented a variety of LTI Awards that closely align management’s long term compensation with returns to shareholders, provide incentives to perform better than our peer companies, reward the achievement of specific milestones in the development of commercial projects using our technologies and encourage retention.
Core Components of Executive Compensation
Base Salary
Base salaries for the executive officers at Rentech were set during the hiring process for the executives. The base salaries were again reviewed at the end of 2010. The Board considered data on executives in comparable positions, using a compensation study conducted in 2007, in addition to the above mentioned compensation survey information and their assessment of the Company’s and individual’s performance. Mr. Ramsbottom’s salary was increased 5% to $440,000, effective January 2011, in recognition of his leadership of the Company and to bring his salary closer to the median in relation to the Company’s peer group. Mr. Cohrs salary was increased 4% to $377,500, effective January 2011, in recognition of his effective capital raising efforts on behalf of the Company. Mr. Miller’s salary was not changed. Mr. Wright’s salary was increased 3% to $278,000, effective January 2011, in recognition of the continuing improvements to the Company’s technologies. Mr. Morris’ salary was increased 5% to $248,300, effective January 2011 in recognition of his performance and to bring his base salary closer to the median in relation to the Company’s peer group.

Annual Bonus
Rentech maintains an annual incentive plan for its executive officers. Successful completion of the short-term objectives of the Company are critical in achieving the planned level of growth. Our goals include specific financial targets for REMC. Given the stage of development of our Alternative Energy segment, some of our corporate goals are more focused on technology, financing and development milestones than on traditional incentive plan targets such as financial growth or profitability metrics. The annual incentive plan is designed to reward our executives for successfully taking the immediate steps needed to implement our long-term strategy. The target bonus for the Chief Executive Officer (“CEO”) in his employment agreement is set at 100% of his base salary. The target bonus of our Chief Financial Officer, Dan Cohrs, is set at 60% of his base salary. The targets for the other NEOs in their employment agreements are set at 50% of their respective base salaries. Our practice is to award target bonuses for average performance against goals. Bonuses may range from 0% of target in the case of poor performance to 200% of target in the case of outstanding performance, all at the discretion of the Board of Directors.
In the beginning of each fiscal year, the CEO and other senior officers develop a series of broad objectives for the year. This plan is then reviewed by the Compensation Committee and the Board, which provides substantial input and revisions and sets the goals for the year. The decision on objectives is made by the Board. These goals are then widely distributed among eligible participants.
At the end of the year, management provides the Compensation Committee and the Board with an assessment of the Company’s performance against its goals during the year, including an assessment of any key accomplishments that were incremental to those included in the goals for the year. In addition, the CEO develops a scorecard that summarizes performance for each of his direct reports compared to the goals set by the Board, with each goal ranked on a scale from zero (did not meet) to two (exceptional performance). Management’s assessment and the scorecard are reviewed by the Compensation Committee and the Board, and modified as appropriate in their discretion. Final bonus payments for the CEO and the other executives are determined based on a combination of Company performance compared to goals and the individual’s contributions to the Company’s overall success during the year, as determined by the CEO, the Compensation Committee and the Board. The bonuses may range from 0% of target to 200% of target depending on performance and the discretionary determination of the Board. The decision as to the level of executive bonuses is made by the Compensation Committee and the Board.
In fiscal 2010, we had the following goals and results:
1.	Goal: A continued strong safety record at our facilities with an OSHA recordable rate at or below a target rate.

Performance: We performed better than this goal. We completed fiscal year 2010 with an OSHA recordable rate of 3.8 recordable incidents for every 200,000 hours worked at the Company’s facilities, which is well below the industry average for comparable operations.

2.
Goal: Financial performance expectations including a) consolidated EBITDA of approximately $(8) million and REMC EBITDA of approximately $34 million, and b) a consolidated cash balance at the end of the fiscal year reflecting cash spending in line with our approved budget at both REMC and within our Alternative Energy Segment.

Performance: We fell short of the stated goals for consolidated EBITDA and cash balances. REMC’s EBITDA for fiscal 2010 was $32 million, and consolidated EBITDA was approximately ($14) million. Consolidated cash at the end of the year of approximately $26 million was below the target. Cash spending within our alternative energy segment was better than the target.

3.	Goal: Raise net capital proceeds sufficient to fund our budgeted activities and provide a year-end cash cushion.

Performance: As of the end of the fiscal year, we had raised approximately $43 million of net capital, which was below our goal. In November 2010 we raised additional net capital of approximately $51 million, which, when combined with the capital previously raised, exceeded the amount of our goal for capital proceeds.

4.
Goal: Successful operation of the PDU during 2010 that is within the approved budget and that meets or exceeds performance criteria targets measured by the cost of catalyst used per barrel of product produced.

Performance: The PDU operated within budget during fiscal 2010. The goals regarding catalyst usage were not met during fiscal year 2010.
5.	Goal: For the Rialto Project, negotiate and sign a contract with a qualified engineering firm for front-end engineering and design (FEED).
Performance: We signed the contract for FEED for the Rialto Project, engaged the contactor, and completed scheduled FEED activities during the fiscal year.
6.	Goal: Generate revenue from engineering services and licensing of our technologies that contributes to EBITDA.
Performance: We did not meet our goal for licensing and engineering revenue.
7.
Goal: Other factors and accomplishments in fiscal year 2010 incremental to the stated goals, which contribute to the success of the Company, as determined in the discretion of the Compensation Committee and the Board at the end of the year.

Performance: We achieved a number of important commercial and technology-related milestones during fiscal year 2010 including, among others:
•	A commercial flight by United Airlines using a 60/40 blend of traditional jet fuel with RenJet produced at our PDU.
•
Arranging for 100% RenDiesel fuel to be used in the Green Car Journal’s 1000-mile drive of two Audi A3 TDIs through California, in conjunction with recognition of the Audi A3 TDI as the Green Car of the Year®.

•	Validation of our integrated technologies for production of RenDiesel and renewable power from biomass by a study performed by an independent engineer for potential lenders.
•
Receipt of a $23 million grant from the Department of Energy by our partner, ClearFuels Technology Inc., to build a biomass gasifier at our PDU and integrate the operations to produce synthetic fuels from biomass feedstocks.

The Compensation Committee then considered both the Company’s performance against these goals, as well as the individual contributions of the executives toward achieving these goals. The Compensation Committee then determined the bonus amounts for the NEOs in its discretion with the approval of the Board.
For fiscal 2010, the bonuses as a percentage of the target bonuses were as follows: for Mr. Ramsbottom 85% of his target bonus, for Mr. Cohrs 85% of his target bonus, for Mr. Miller 70% of his target bonus, for Mr. Wright 85% of his target bonus, and for Mr. Morris 85% of his target bonus. Mr. Penning left the Company during fiscal year 2010 and received a target bonus pursuant to the severance terms of his employment agreement. The Board determined that the executive bonuses should be below targeted amounts due to the fact that, although some goals were achieved, some key goals such as revenue from licensing our technologies were not achieved; that other goals were achieved, but after the end of the fiscal year; and that accomplishments in addition to the stated goals were not sufficient to outweigh the shortfalls or lateness in achieving some of the stated goals. Mr. Ramsbottom’s bonus reflected the overall performance of the Company as discussed above, his significant individual contributions in continuing the implementation of the renewable energy strategy, and his leadership of the Company through a very difficult economic period. Mr. Cohrs’ bonus reflected his role in improving the financial management and liquidity of the Company, and in providing executive leadership to the development of the Rialto Project. Mr. Miller’s bonus reflected his performance in developing and implementing the Company’s renewable energy strategy. Mr. Wright’s bonus reflected his continued strong leadership of the Company’s technology development function, and his role in the ClearFuels project. Mr. Morris’s bonus reflected the high quality of the legal work necessary in every function of the Company.
The specific goals for the Company in fiscal year 2011 are designed to move the implementation of the Company’s strategy to the next steps required to commercialize our technology. The Board believes that the 2011 goals are challenging and are increasingly based on quantitative performance measures. Some of the goals set by the Board include proprietary information that, if disclosed, might create a competitive disadvantage or otherwise negatively affect the performance of Rentech in the marketplace. Therefore, the description of the goals below do not include some information contained in the goals determined by the Board. The following is an overview of the goals.
1.	A continued strong safety record at our facilities with an OSHA recordable rate at or below a target rate.
2.	Performance expectations including specific targets for consolidated EBITDA, REMC’s EBITDA, consolidated capital expenditures, and production of products by REMC.

3.	Raise capital proceeds sufficient to fund our budgeted activities and provide a year-end cash cushion.
4.	Successful operation of the PDU during 2011 that meets or exceeds performance criteria aimed at improving the economic efficiency of the Rentech Process.
5.	Construction and integration of the ClearFuels Gasifier at the PDU on schedule.
6.	Achieve financing milestones for the Rialto Project and development milestones for an additional project.
7.	Other factors which contribute to the success of the Company as determined by the Board.
Long-Term Incentive Equity Awards
We have designed the Company’s long term equity strategy to include a variety of equity awards with different vesting schedules intended to closely align management’s compensation with the performance of the Company and the return to shareholders. We have developed and implemented LTI Awards that vest based on returns to shareholders, stock performance that is better than peer companies, the achievement of specific milestones in the development of commercial projects using our technologies and that encourage retention.
In fiscal year 2008, the Compensation Committee of the Board of Directors approved LTI Awards for a group of its officers including its named executive officers at that time. The awards are comprised of performance shares and restricted stock units with a combination of performance vesting and time-based vesting provisions. The awards are intended to balance the goals of retention, equity ownership and performance. The goals for the performance share plan are expected to provide for maximum payout only if the Company has relative performance at or above the 75th percentile of other companies in the industry and a significant absolute share price increase. The performance-based elements of the plan are expected to provide for no payout at all for performance at or below the 25th percentile of the peer group and an absolute share price increase below a threshold. The performance metrics are based on absolute share price appreciation and total shareholder return in order to closely align the return to the Company’s shareholders with management compensation. The following are summary descriptions of the performance share awards:
•
Under the absolute share price target award, zero to 100 percent of the performance stock vests on April 1, 2011, with the final vesting amount dependent on the Company’s volume weighted average stock price falling within a share price target range. The Company’s volume weighted stock price must be greater than $2.00 per share on April 1, 2011 for any shares to vest, and the amount of shares that vests increases pro-rata for a price greater than $2.00 up to a maximum vesting at $4.00.

•
Under the total shareholder return award, zero to 100 percent of the performance stock vests on April 1, 2011, with the final vesting amount dependent on the Company’s total shareholder return ranking relative to the total shareholder return from April 1, 2008 until April 1, 2011 for a peer group developed in fiscal year 2007 by the Compensation Committee in consultation with Watson Wyatt and management comprised of Methanex Corp., Tera Industries, Inc., Aventine Renewable Energy, Headwaters, Inc., Verasun Energy Corp., MGP Ingredients, Inc., Pacific Ethanol, Inc., Energy Conversion Devices, Inc., Fuel Tech., Inc., Ballard Power Systems, Inc., Evergreen Energy, Inc. and Fuelcell Energy, Inc. The Company’s ranking must be greater than the 25th percentile on April 1, 2011 for any shares to vest, and the amount of shares that vests increases pro-rata for a ranking greater than the 25th percentile up to a maximum vesting at the 75th percentile.

•	Both performance share awards are subject to the recipient’s continued employment with the Company, with vesting in a change of control and upon certain terminations without cause.

The LTI Awards in fiscal year 2008 also included a management stock purchase plan in which a portion of each participant’s cash bonus award was allocated to purchase vested RSUs at the fair market value of the Company’s stock price on the date of grant. The Company then matched the participant’s purchase with an equal number of RSUs that cliff vest on April 1, 2011, subject to the recipient’s continued employment with the Company. Pursuant to the Company’s management stock purchase plan, twenty-five percent (25%) of the cash bonus awards for the NEOs in fiscal year 2008 was allocated to purchase vested RSUs, but the RSUs and the Company matching RSUs were not granted until November 2009. The cash bonus amounts allocated to purchase the RSUs were reported as compensation for fiscal year 2008. The number of RSUs awarded was equal to the number that would have been awarded had the grants been made on schedule in the spring of 2009, plus a matching contribution by the Company of eighty percent (80%) of the amounts purchased with the amounts allocated from the cash bonuses. The Company matching RSUs vest on November 3, 2012, subject to the recipient’s continued employment with the Company.
The final portion of the equity awards granted in fiscal year 2008 vest over a three year period with one-third of the shares underlying the RSUs vesting on the first three anniversaries of April 1, 2008, subject to the recipient’s continued employment with the Company.
The Compensation Committee and the Board of Directors approved LTI awards for a group of its officers including its named executive officers in November 2009. The awards include both restricted stock units that may vest upon the achievement of certain performance targets, and restricted stock units that vest over time. The awards are intended to balance the objectives of retention, equity ownership by management, and achievement of performance targets. Vesting of the performance awards is tied to milestones related to the development, construction and operation of the Company’s proposed renewable synthetic fuels and power project in Rialto, California or another comparable project designated by the Compensation Committee. We believe the successful implementation of our technologies in a commercial scale plant will significantly enhance the ability of the Company to deploy its technologies in additional plants and result in a significant increase in the value of the Company. Under the performance vesting awards, sixty percent (60%) of the performance-based restricted stock units vest upon the closing of financing for the project, twenty percent (20%) vest upon completion of construction and initial operation of the project facility and twenty percent (20%) vest upon sustained operation of the project facility. The Compensation Committee may also designate additional performance vesting milestones in the awards. The performance vesting awards are subject to the recipient’s continued employment with the Company, provided that a recipient’s award may vest with respect to a milestone that is achieved within six months of (i) termination without cause related to a change in control or (ii) death or disability. All unvested restricted stock units expire five years after the date of grant.
The long-term incentive equity awards granted in November 2009 also include a time vesting restricted stock unit award that vests over a three year period with one-third of the restricted stock units vesting on each of the first three anniversaries of November 17, 2009. The time vesting awards are subject to the recipient’s continued employment with the Company, provided that a recipient’s award may vest upon (i) termination without cause related to a change in control or (ii) death or disability.
In fiscal year 2009, ten percent (10%) of the cash bonus awards for the NEOs was allocated to purchase vested RSUs in December 2009 pursuant to the management stock purchase plan. The Company matched these awards with an equal number of RSUs that vest on December 10, 2012, subject to the recipient’s continued employment with the Company.
During fiscal year 2010, the Company issued a total of approximately 6,795,000 performance shares and restricted stock units to members of management, including the NEOs, composed of the following:

Type of Award	Number of Awards
Performance awards	3,650,000
Time-vested awards	2,155,000
Management stock purchase plan awards	534,000
Company matching of management stock purchase plan awards	456,000

Total	6,795,000

During fiscal year 2011, the Company issued a total of approximately 4,668,000 restricted stock units and stock options to members of management, including the NEOs. There were approximately 1,645,000 and 3,023,000 of restricted stock units and stock options, respectively. The awards vest over a three year period with one-third of the awards vesting on each of the first three anniversaries of October 4, 2010. The awards are subject to the recipient’s continued employment with the Company, provided that a recipient’s award may vest upon (i) termination without cause related to a change in control or (ii) death or disability. The awards are designed to carefully balance the concept of providing equity ownership to management, while aligning stockholder returns with management compensation.

There were no shares allocated to the management stock purchase program in conjunction with the awards granted in fiscal year 2011.
Benefits and Perquisites
As part of the compensation package, Rentech provides its executives, including its NEOs, with a car allowance and a financial advisor. Health insurance and a 401(k) matching program are programs provided to all employees. We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. The Compensation Committee does not believe that perquisites should play an important role in the compensation of our executives, but also believes that the personal benefits are not a material component of our executive compensation program and are reasonable and in line with those provided to similarly-situated executives in our field.
Employment Contracts
Rentech has entered into employment agreements with certain members of executive management, which provide severance and other benefits, including continuation of healthcare coverage upon termination by us without cause, non-renewal of the executive’s employment agreement or resignation by the executive for good reason, including in certain circumstances, in connection with a change of control. We believe that terminations of employment, both within and outside of the change in control context, are causes of great concern and uncertainty for senior executives and that providing protections to our named executives in these contexts is therefore appropriate in order to alleviate these concerns, and to enable and encourage the executives to focus their attention on their duties and responsibilities to the Company in all situations. In addition, we believe that change in control and severance benefits are essential in order to fulfill our objective of attracting and retaining key managerial talent. The industry in which we operate is very volatile and acquisitive, and we feel that these contracts provide our executive team with an adequate level of security in their roles in such an environment. As of September 30, 2010, Rentech had entered into employment agreements with Messrs. Ramsbottom, Cohrs, Miller, Wright and Morris. Mr. Penning did not serve as an executive officer as of that date, but he received severance payments under the terms of his employment agreement.
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code
Generally, Section 162(m) of the Internal Revenue Code disallows a tax deduction to any publicly-held corporation for any individual remuneration in excess of $1 million paid in any taxable year to its chief executive officer and each of its other named executive officers, other than its chief financial officer. However, remuneration in excess of $1 million may be deducted if, among other things, it qualifies as “performance-based compensation” within the meaning of the Internal Revenue Code. We do not have a formal policy with respect to Section 162(m) and in some events may award compensation that is not exempt from Section 162(m).
Section 280G of the Internal Revenue Code
Section 280G of the Internal Revenue Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change in control. In addition, Section 4999 of the Internal Revenue Code imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Internal Revenue Code based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers in the future, our compensation committee will consider all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G of the Internal Revenue Code. However, our compensation committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Internal Revenue Code and the imposition of excise taxes under Section 4999 of the Internal Revenue Code when it believes that such arrangements are appropriate to attract and retain executive talent.
Under their employment agreements, each named executive officer is entitled to gross-up payments that will make the executive whole in the event that any excise taxes are imposed on him. We have historically provided these protections to our senior executives to help ensure that they will be properly incentivized in the event of a potential change in control of the Company to maximize shareholder value in a transaction while minimizing concern for potential consequences of the transaction to these executives.

Section 409A of the Internal Revenue Code
Section 409A of the Internal Revenue Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Internal Revenue Code.
Accounting for Stock-Based Compensation
We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, for our stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of stock options, restricted stock, restricted stock units and other equity-based awards under our equity incentive award plans will be accounted for under ASC Topic 718. Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee determined that the Compensation Discussion and Analysis should be included in this report.
Edward M. Stern, Chairman
Michael S. Burke
Halbert S. Washburn

Summary Compensation Table
The following table summarizes the compensation for the fiscal years ended September 30, 2010, 2009 and 2008 for each of the following: (i) our chief executive office (principal executive officer), (ii) our chief financial officer (principal financial officer), and (iii) our three next most highly compensated executive officers as of September 30, 2010.

							Non-	Change in
							Equity	Pension
							Incentive	Value and
							Plan	Deferred	All Other
				Stock	Option		Compen-	Compen-	Compen-
		Salary	Bonus	Awards	Awards		sation	sation	sation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (2)		($)	($)	($) (3)	($)
D. Hunt Ramsbottom, Chief Executive Officer	2010	$419,000	$356,150	$1,289,725	$		—	—	$31,275	$2,096,150
	2009	$417,500	$452,520	$—		$—	—	—	$30,630	$900,650
	2008	$381,601	$309,750	$860,435		$—	—	—	$27,100	$1,578,886

Dan J. Cohrs, Chief Financial Officer (4)	2010	$361,075	$186,150	$857,937		$—	—	—	$44,138	$1,449,300
	2009	$296,500	$249,480	$187,339		$—	—	—	$62,628	$795,947

Douglas M. Miller, Executive Vice President, Project Development	2010	$351,500	$123,025	$658,229	$		—	—	$40,716	$1,173,470
	2009	$351,500	$158,175	$—		$—	—	—	$40,525	$550,200
	2008	$312,874	$105,450	$273,360		$—	—	—	$38,699	$730,383

Richard T. Penning, Executive Vice President, Technology and Commercial Affairs (5)	2010	$293,400	$146,700	$645,527		$—	—	—	$71,541	$1,157,168
	2009	$293,400	$112,230	$—		$—	—	—	$93,878	$499,508
	2008	$268,343	$71,513	$231,660		$—	—	—	$97,821	$669,337

Harold A. Wright, Senior Vice President and Chief Technology Officer	2010	$266,700	$114,750	$452,553	$		—	—	$21,749	$855,752
	2009	$256,800	$127,125	$—		$—	—	—	$21,899	$405,824
	2008	$242,494	$105,938	$249,172		$—	—	—	$22,894	$620,498

Colin M. Morris, General Counsel	2010	$234,750	$100,515	$411,292	$		—	—	$36,640	$783,197
	2009	$229,500	$113,580	$—		$—	—	—	$37,471	$380,551
	2008	$210,757	$86,063	$242,118		$—	—	—	$28,847	$567,785

(1)	The bonuses that were awarded in December 2010 were payable 100% in cash.

(2)
The amount reflects the aggregate grant date fair value of the stock awards, calculated in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all stock awards made to executive officers in Note 15 — Accounting for Stock Based Compensation in our 2010 Form 10-K — to our financial statements. The amounts reported for fiscal years 2009 and 2008 do not match the amounts reported in last year’s proxy statement, due to new rule amendments which requires that the Company shows the aggregate grant date fair value for all years.

(3)
All Other Compensation includes 401(k) matching contributions of $0, $15,263, $11,841, $10,156, $9,749 and $7,765 for Messrs. Ramsbottom, Cohrs, Miller, Penning, Wright and Morris, respectively. All Other Compensation also includes perquisites valued at the aggregate incremental cost to Rentech consisting of automobile allowance, payment for financial and tax planning services and the other payments made by the Company described below under “Perquisites”.

(4)	Mr. Miller served as interim CFO from July 2008 through September 2008. Subsequent to fiscal year end, Mr. Cohrs was appointed as the CFO in October 2008.

(5)
As required by Item 402(a)(3)(iv) of Regulation S-K, the table includes Mr. Penning because he would have qualified under Item 402(a)(3)(iii) except for the fact that he did not serve as an executive officer of Rentech at the end of the completed fiscal year.

Perquisites

	Auto	Other		Financial &
Name	Allowance	Payments		Tax Planning	Total
D. Hunt Ramsbottom	$14,400	—		$16,875	$31,275
Dan J. Cohrs	$12,000	—		$16,875	$28,875
Douglas M. Miller	$12,000	—		$16,875	$28,875
Richard T. Penning	$9,000	$35,510	(1)	$16,875	$61,385
Harold A. Wright	$12,000	—		—	$12,000
Colin M. Morris	$12,000	—		$16,875	$28,875

(1)	Relocation expenses of $32,000 and medical benefits of $3,510 paid by Rentech in accordance with severance provisions in Mr. Penning’s employment agreement.
Grants of Plan-Based Awards
The following table sets forth information with respect to the NEOs concerning the grant of plan-based awards during the last fiscal year.

										All Other
									All Other	Option		Grant
			Estimated Future			Estimated Future			Stock	Awards:	Exercise or	Date
			Payouts Under			Payouts Under			Awards:	Number of	Base Price of	Closing	Grant
		Equity or	Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Number of	Securities	Option	Market	Date
	Grant	Non-Equity	Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of Stock	Underlying	Awards	Price	Fair Value
Name	Date	Award	($)	($)	($)	(#)	(#)	(#)	or Units (#)	Options (#)	($ per Share)	Per Share	($) (1)	Notes

D. Hunt Ramsbottom	11/17/09	Equity	—	—	—	—	1,000,000	1,000,000	—	—	—	$1.25	$980,292	(2)
D. Hunt Ramsbottom	11/17/09	Equity	—	—	—	—	—	—	225,000	—	—	$1.25	$191,604	(3)
D. Hunt Ramsbottom	11/3/09	Equity	—	—	—	—	—	—	133,226	—	—	$1.35	$92,086	(4)
D. Hunt Ramsbottom	12/10/09	Equity	—	—	—	—	—	—	29,751	—	—	$1.69	$25,743	(5)
Dan J. Cohrs	11/17/09	Equity	—	—	—	—	700,000	700,000	—	—	—	$1.25	$686,205	(2)
Dan J. Cohrs	11/17/09	Equity	—	—	—	—	—	—	185,000	—	—	$1.25	$157,540	(3)
Dan J. Cohrs	12/10/09	Equity	—	—	—	—	—	—	16,402	—	—	$1.69	$14,192	(5)
Douglas M. Miller	11/17/09	Equity	—	—	—	—	500,000	500,000	—	—	—	$1.25	$490,146	(2)
Douglas M. Miller	11/17/09	Equity	—	—	—	—	—	—	150,000	—	—	$1.25	$127,736	(3)
Douglas M. Miller	11/3/09	Equity	—	—	—	—	—	—	45,355	—	—	$1.35	$31,349	(4)
Douglas M. Miller	12/10/09	Equity	—	—	—	—	—	—	10,399	—	—	$1.69	$8,998	(5)
Richard Penning	11/17/09	Equity	—	—	—	—	500,000	500,000	—	—	—	$1.25	$490,146	(2)(6)
Richard Penning	11/17/09	Equity	—	—	—	—	—	—	150,000	—	—	$1.25	$127,736	(3)(6)
Richard Penning	11/3/09	Equity	—	—	—	—	—	—	30,758	—	—	$1.35	$21,260	(4)(6)
Richard Penning	12/10/09	Equity	—	—	—	—	—	—	7,379	—	—	$1.69	$6,385	(5)(6)
Harold A. Wright	11/17/09	Equity	—	—	—	—	350,000	350,000	—	—	—	$1.25	$343,102	(2)
Harold A. Wright	11/17/09	Equity	—	—	—	—	—	—	100,000	—	—	$1.25	$85,158	(3)
Harold A. Wright	11/3/09	Equity	—	—	—	—	—	—	22,782	—	—	$1.35	$15,747	(4)
Harold A. Wright	12/10/09	Equity	—	—	—	—	—	—	9,876	—	—	$1.69	$8,546	(5)
Colin M. Morris	11/17/09	Equity	—	—	—	—	300,000	300,000	—	—	—	$1.25	$294,088	(2)
Colin M. Morris	11/17/09	Equity	—	—	—	—	—	—	100,000	—	—	$1.25	$85,158	(3)
Colin M. Morris	11/3/09	Equity	—	—	—	—	—	—	37,016	—	—	$1.35	$25,585	(4)
Colin M. Morris	12/10/09	Equity	—	—	—	—	—	—	7,467	—	—	$1.69	$6,461	(5)

(1)
Amounts reflect the full grant date fair value of restricted stock units granted during fiscal year 2010 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the fair value of all stock awards made to named executive officers in Note 15 — Accounting for Stock Based Compensation in our 2010 Form 10-K — to our financial statements.

(2)
Represents RSU awards that may vest upon the achievement of certain performance targets. Vesting of the RSU awards is tied to milestones related to the development, construction and operation of the Company’s Rialto Project or another comparable project designated by the Compensation Committee. Sixty percent (60%) of the shares underlying each RSU award will vest upon the closing on financing for the project, twenty percent (20%) of the shares underlying each RSU award will vest upon completion of construction and initial operation of the project facility and twenty percent (20%) of the shares underlying each RSU award will vest upon sustained operation of the project facility.

(3)	Represents RSU awards that vest in three equal annual installments starting on November 17, 2010.

(4)	Represents RSU awards of which 50% — 55% have vested and the remaining portion will vest November 3, 2012.

(5)	Represents RSU awards of which 50% have vested and the remaining portion will vest on December 10, 2012.

(6)	At the end of fiscal year 2010, Mr. Penning no longer served as an executive officer of our Company and his awards were no longer outstanding.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information with respect to the NEOs, concerning the outstanding equity awards as of September 30, 2010.

	Option Awards					Stock Awards
			Equity					Equity
			Incentive					Incentive	Equity Incentive
			Plan Awards:				Market	Plan Awards:	Plan Awards:
	Number of	Number of	Number of			Number	Value	Number of	Market or
	Securities	Securities	Securities			of Shares or	of Shares or	Unearned	Payout
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option		Stock	Stock	or	Shares, Units or
	Options	Options	Unearned	Exercise	Option	that have not	that have not	Other Rights	Other Rights
	(#)	(#)	Options	Price	Expiration	Vested	Vested	that have not	that have not
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($) (1)	Vested (#)	Vested ($)(1)	Notes
D. Hunt Ramsbottom	250,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	787,500	$1.82	(3)	—	—	—	—	(3)
	—	—	—	—	—	57,687	$57,110	—	—	(4)
	—	—	—	—	—	50,000	$49,500	—	—	(5)
	—	—	—	—	—	—	—	175,000	$173,250	(6)
	—	—	—	—	—	—	—	175,000	$173,250	(7)
	2,082,500	—	—	$1.82	(8)	—	—	—	—	(8)
	—	—	—	—	—	—	—	1,000,000	$990,000	(10)
	—	—	—	—	—	225,000	$222,750	—	—	(11)
	—	—	—	—	—	133,226	$131,894	—	—	(12)
	—	—	—	—	—	29,751	$29,453	—	—	(13)
Dan J. Cohrs	—	—	—	—	—	216,667	$214,500	—	—	(9)
	—	—	—	—	—	—	—	55,250	$54,698	(6)
	—	—	—	—	—	—	—	55,250	$54,698	(7)
	—	—	—	—	—	—	—	700,000	$693,000	(10)
	—	—	—	—	—	185,000	$183,150	—	—	(11)
	—	—	—	—	—	16,402	$16,238	—	—	(13)
Douglas M. Miller	130,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	—	—	—	12,665	$12,538	—	—	(4)
	—	—	—	—	—	19,834	$19,636	—	—	(5)
	—	—	—	—	—	—	—	55,250	$54,698	(6)
	—	—	—	—	—	—	—	55,250	$54,698	(7)
	—	—	—	—	—	—	—	500,000	$495,000	(10)
	—	—	—	—	—	150,000	$148,500	—	—	(11)
	—	—	—	—	—	45,355	$44,901	—	—	(12)
	—	—	—	—	—	10,399	$10,295	—	—	(13)
Harold A. Wright	—	—	—	—	—	16,933	$16,764	—	—	(4)
	—	—	—	—	—	18,666	$18,479	—	—	(5)
	—	—	—	—	—	—	—	42,000	$41,580	(6)
	—	—	—	—	—	—	—	42,000	$41,580	(7)
	—	—	—	—	—	—	—	350,000	$346,500	(10)
	—	—	—	—	—	100,000	$99,000	—	—	(11)
	—	—	—	—	—	22,782	$22,554	—	—	(12)
	—	—	—	—	—	9,876	$9,777	—	—	(13)
Colin M. Morris	75,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	—	—	—	15,644	$15,488	—	—	(4)
	—	—	—	—	—	16,334	$16,171	—	—	(5)
	—	—	—	—	—	—	—	45,500	$45,045	(6)
	—	—	—	—	—	—	—	45,500	$45,045	(7)
	—	—	—	—	—	—	—	300,000	$297,000	(10)
	—	—	—	—	—	100,000	$99,000	—	—	(11)
	—	—	—	—	—	37,016	$36,646	—	—	(12)
	—	—	—	—	—	7,467	$7,392	—	—	(13)

(1)	Calculated based on the $0.99 closing price of Rentech’s common stock on September 30, 2010.

(2)	Represents a stock option award that vested in three equal annual installments starting on July 14, 2007.

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

(4)	Represents a RSU award that vests on April 1, 2011.

(5)	Represents a RSU award that vests in three equal annual installments starting on April 1, 2009.

(6)
Represents a performance share award, zero to 100% of which vests on April 1, 2011 depending on the Company’s volume weighted stock price on such date falling within a share price target range of greater than $2.00 and up to $4.00.

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

(9)	Represents a RSU award that vests in three equal annual installments starting on October 22, 2009.

(10)
Represents RSU awards that may vest upon the achievement of certain performance targets. Vesting of the RSU awards is tied to milestones related to the development, construction and operation of the Company’s Rialto Project or another comparable project designated by the Compensation Committee. Sixty percent (60%) of the shares underlying each RSU award will vest upon the closing on financing for the project, twenty percent (20%) of the shares underlying each RSU award will vest upon completion of construction and initial operation of the project facility and twenty percent (20%) of the shares underlying each RSU award will vest upon sustained operation of the project facility.

(11)	Represents RSU awards that vest in three equal installments starting on November 17, 2010.

(12)	Represents RSU awards of which 50% — 55% have vested and the remaining portion will vest November 3, 2012.

(13)	Represents RSU awards of which 50% have vested and the remaining portion will vest on December 10, 2012.
Option Exercises and Stock Vested
The following table sets forth information with respect to the NEOs concerning the option exercises and stock vested during the fiscal year ended September 30, 2010.

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares Acquired	Realized	Shares Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($) (1)
D. Hunt Ramsbottom	—	—	31,660	$32,610
Dan J. Cohrs	—	—	69,604	$109,278
Douglas M. Miller	—	—	11,545	$11,891
Richard T. Penning	—	—	106,973	$125,420
Harold A. Wright	—	—	44,226	$45,553
Colin M. Morris	—	—	9,150	$9,425

(1)
Represents the amount equal to the closing market price of the a share of the Company’s common stock on the date of vesting multiplied by the number of shares pursuant to the RSU award that vested on such date.

Potential Payments upon Termination or Change-in-Control
The employment agreements of Messrs. Ramsbottom, Cohrs, Miller, Wright and Morris (discussed below) provide for severance payments upon termination without cause, non-renewal of the executive’s employment agreement and the executive’s resignation for good reason. The employment agreements also provide for payments upon a termination without cause and executive’s resignation for good reason upon a change in control at the Company. In addition, the performance share and RSU agreements of Messrs. Ramsbottom, Cohrs, Miller, Wright and Morris identified in the tables below provide for accelerated vesting upon the occurrence of the same events. In the event that any severance payments to Messrs. Ramsbottom, Cohrs, Miller, Wright and Morris are subject to federal excise taxes under the “golden parachute” provisions of the Internal Revenue Code, Rentech is required to pay the executives a gross-up for any such excise taxes plus any excise, income or payroll taxes owed on the payment of the gross-up for the excise taxes. No severance payments or accelerated vesting events are provided if a NEO is terminated for cause or resigns without good reason.

The potential payouts and vesting amounts that each of Messrs. Ramsbottom, Cohrs, Miller, Wright and Morris would receive upon one of the qualifying termination or change in control events described above, assuming such event occurred on September 30, 2010, are set forth in the tables below. Mr. Penning was not an executive officer of the Company on such date and therefore is not included in the tabular disclosure below. The amounts include the fair value of accelerated RSU awards valued as of September 30, 2010.
Termination without Cause or for Good Reason as of September 30, 2010

	Cash	Acceleration	Medical
	Severance	of Restricted	Benefits
Name	Payments	Stock Units	Payments	Gross-up	Total
D. Hunt Ramsbottom (1)	$1,257,000	$86,625	$26,895	—	$1,370,520
Dan J. Cohrs (2)	$580,800	$134,599	$26,895	—	$742,294
Douglas M. Miller (3)	$527,250	$27,349	$26,895	—	$581,494
Harold A. Wright (4)	$405,000	$20,790	$26,895	—	$452,685
Colin M. Morris (5)	$354,750	$22,523	$10,589	—	$387,862

(1)
Mr. Ramsbottom’s cash severance payments would equal three times his annual base salary paid over the two year period after his termination date. Mr. Ramsbottom’s medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2010 relative to the specified peer group, 50% of Mr. Ramsbottom’s total shareholder return performance share award would accelerate and vest upon termination.

(2)
Mr. Cohrs’ cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after executive’s termination date and (b) a target bonus equal to 60% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Cohrs’ medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2010 relative to the specified peer group, 50% of Mr. Cohrs’ total shareholder return performance share award would accelerate and vest upon termination. In addition, the RSUs scheduled to vest over the next 12 months pursuant to his inducement award would accelerate and vest upon termination.

(3)
Mr. Miller’s cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after executive’s termination date and (b) a target bonus equal to 50% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Miller’s medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2010 relative to the specified peer group, 50% of Mr. Miller’s total shareholder return performance share award would accelerate and vest upon termination.

(4)
Mr. Wright’s cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after his termination date and (b) a target bonus equal to 50% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Wright’s medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2010 relative to the specified peer group, 50% of Mr. Wright’s total shareholder return performance share award would accelerate and vest upon termination.

(5)
Mr. Morris’ cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after his termination date and (b) a target bonus equal to 50% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Morris’ medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2010 relative to the specified peer group, 50% of Mr. Morris’ total shareholder return performance share award would accelerate and vest upon termination.

Termination For Non-Renewal of Employment Agreement

	Cash	Acceleration	Medical
	Severance	of Restricted	Benefits
Name	Payments	Stock Units	Payments	Gross-up	Total
D. Hunt Ramsbottom (1)	$1,257,000	$86,625	$26,895	—	$1,370,520
Dan J. Cohrs (2)	$363,000	$134,599	—	—	$497,599
Douglas M. Miller (3)	$351,500	$27,349	—	—	$378,849
Harold A. Wright (4)	$270,000	$20,790	—	—	$290,790
Colin M. Morris (5)	$236,500	$22,523	—	—	$259,023

(1)
Mr. Ramsbottom’s cash severance payments would equal three times his annual base salary paid over the two year period after his termination date. Mr. Ramsbottom’s medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2010 relative to the specified peer group, 50% of Mr. Ramsbottom’s total shareholder return performance share award would accelerate and vest upon termination.

(2)
Mr. Cohrs’ cash severance payments would equal to his annual base salary paid over the one year period after executive’s termination date. Based upon the total shareholder return of the Company as of September 30, 2010 relative to the specified peer group, 50% of Mr. Cohrs’ total shareholder return performance share award would accelerate and vest upon termination. In addition, the RSUs scheduled to vest over the next 12 months pursuant to his inducement award would accelerate and vest upon termination.

(3)
Mr. Miller’s cash severance payments would equal to his annual base salary paid over the one year period after executive’s termination date. Based upon the total shareholder return of the Company as of September 30, 2010 relative to the specified peer group, 50% of Mr. Miller’s total shareholder return performance share award would accelerate and vest upon termination.

(4)
Mr. Wright’s cash severance payments would equal to his annual base salary paid over the one year period after executive’s termination date. Based upon the total shareholder return of the Company as of September 30, 2010 relative to the specified peer group, 50% of Mr. Wright’s total shareholder return performance share award would accelerate and vest upon termination.

(5)
Mr. Morris’ cash severance payments would equal to his annual base salary paid over the one year period after executive’s termination date. Based upon the total shareholder return of the Company as of September 30, 2010 relative to the specified peer group, 50% of Mr. Morris’ total shareholder return performance share award would accelerate and vest upon termination.

Termination without Cause, for Good Reason or Non-Renewal of Employment Agreement upon a Change in Control as of September 30, 2010

	Cash	Acceleration	Medical
	Severance	of Restricted	Benefits
Name	Payments	Stock Units	Payments	Gross-up	Total
D. Hunt Ramsbottom (1)	$1,257,000	$837,207	—	—	$2,094,207
Dan J. Cohrs (2)	$580,800	$523,283	—	—	$1,104,083
Douglas M. Miller (3)	$527,250	$345,264	—	—	$872,514
Harold A. Wright (3)	$405,000	$249,735	—	—	$654,735
Colin M. Morris (3)	$354,750	$264,787	—	—	$619,537

(1)
Mr. Ramsbottom’s cash severance payments would equal the sum of (a) two times his annual base salary and (b) the higher of (i) his target bonus equal to his annual base salary or (ii) his prior year’s actual bonus. The cash severance payments would be due within ten business days of his termination. All of Mr. Ramsbottom’s RSU Awards and performance share awards would accelerate and vest upon termination, excluding the RSU award with vesting based on achievement of project milestones.

(2)
Mr. Cohrs’ cash severance payments would equal the sum of (a) his annual base salary and (b) the higher of (i) his target bonus equal to 60% of his annual base salary or (ii) his prior year’s actual bonus. The cash severance payments would be due within ten business days of his termination. All of executive’s RSU Awards and performance share awards would accelerate and vest upon termination, excluding the RSU award with vesting based on achievement of project milestones.

(3)
The executive’s cash severance payments would equal the sum of (a) executive’s annual base salary and (b) the higher of (i) executive’s target bonus equal to 50% of his annual base salary or (ii) executive’s prior year’s actual bonus. The cash severance payments would be due within ten business days of executive’s termination. RSU Awards and performance share awards would accelerate and vest upon termination, excluding the RSU award with vesting based on achievement of project milestones.

Change in Control or Termination upon Death or Disability
The employment agreements for the NEOs do not provide for any payments beyond those available to all salaried employees upon a change in control without a termination, or upon termination for death or disability. Various equity awards held by the NEOs may vest in the event of a change in control, death or disability pursuant to the terms of the equity award agreements. The following table provides the value of the portion of those equity awards that vest as a result of a change in control, death or disability as of September 30, 2010.

	Change in	Death or
Name	Control	Disability
D. Hunt Ramsbottom	$614,457	$577,332
Dan J. Cohrs	$125,633	$441,237
Douglas M. Miller	$196,764	$263,218
Harold A. Wright	$150,735	$187,365
Colin M. Morris	$165,786	$197,219
Director Compensation
The following table sets forth compensation information with respect to our non-employee directors as of the end of the last fiscal year.

					Change in Pension
	Fees			Non-Equity	Value and
	Earned or			Incentive	Nonqualified
	Paid in	Stock	Option	Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($) (1)	($) (1)	($)	Earnings	($)	($)
Michael S. Burke	$42,500	$50,040	$24,991	—	—	—	$117,531
Michael F. Ray	$39,750	$50,040	$24,991	—	—	—	$114,781
Ronald M. Sega	$32,250	$50,040	$24,991	—	—	—	$107,281
Edward M. Stern	$39,750	$50,040	$24,991	—	—	—	$114,781
Halbert S. Washburn	$37,000	$50,040	$24,991	—	—	—	$112,031
John A. Williams	$25,000	$50,040	$46,218	—	—	—	$121,258
Dennis L. Yakobson	$50,000	$50,040	$24,991	—	—	—	$125,031

(1)
The amount reflects the aggregate grant date fair value for the 2010 awards, calculated in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all stock awards granted in Note 15 — Accounting for Stock Based Compensation in our 2010 Form 10-K — to our financial statements.

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

Employment Contracts
As of September 30, 2010, we had entered into employment agreements with certain of our named executive officers including, Messrs. Ramsbottom, Cohrs, Miller, Wright and Morris as described below. Mr. Penning was not an executive officer of the Company on such date, but is included in the descriptions below.
D. Hunt Ramsbottom
Mr. Ramsbottom’s employment agreement continues through December 31, 2011, subject to automatic one-year renewals, and provides for a current base salary of $440,000 per year (subject to increase) and a bonus opportunity targeted at 100% of base salary (with actual bonus eligibility ranging from 0 – 200% of base salary). Upon a termination of Mr. Ramsbottom’s employment without “cause” or with “good reason” (each as defined in his employment agreement) or due to a non-renewal of his employment term by the Company, Mr. Ramsbottom is entitled to receive an amount equal to three times his base salary, payable over two years, in addition to Company-paid continuation health benefits for up to eighteen months. If Mr. Ramsbottom’s employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his then-current base salary, the cash severance will equal twice his base salary plus the amount of his prior year annual bonus (instead of three times his base salary). Payments made upon each termination scenario are subject to the executive signing a release of claims against the Company.
Dan J. Cohrs
Mr. Cohrs’ employment agreement continues through October 22, 2011, subject to automatic one-year renewals, and provides for a current base salary of $377,500 per year (subject to increase) and a bonus opportunity targeted at 60% of base salary (with actual bonus eligibility ranging from 0 – 120% of base salary). Under Mr. Cohrs’ employment agreement, in December 2008 Mr. Cohrs was granted 325,000 restricted stock units (vesting in annual increments over three years) and 110,500 performance shares which vest subject to the attainment of specified performance objectives. Mr. Cohrs’ employment agreement also provides for a one-time commencement payment of $25,000. Upon a termination of Mr. Cohrs’ employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Cohrs is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to payment of his target bonus and Company-paid continuation health benefits for up to eighteen months. If Mr. Cohrs’ employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Cohrs’ employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Cohrs is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to which he may receive payment of a discretionary bonus. Payments made upon each termination scenario are subject to the executive signing a release of claims against the Company.
Richard T. Penning
Mr. Penning’s employment agreement provided for a base salary of $293,400 per year (subject to increase) and a bonus opportunity targeted at 50% of base salary (with actual bonus eligibility ranging from 0 – 100% of base salary). Upon a termination of Mr. Penning’s employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Penning was entitled to receive an amount equal to one times his base salary plus up to an additional $32,000 in connection with certain relocation expenses, each payable over one year, in addition to Company-paid continuation health benefits for up to eighteen months and payment of his target bonus. If Mr. Penning’s employment terminated without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance would be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeded his target bonus, the prior year’s actual bonus would be substituted for the target bonus. If Mr. Penning’s employment terminated due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Penning was entitled to receive an amount equal to one times his base salary plus up to an additional $32,000 in connection with certain relocation expenses, payable over one year, in addition to which he may receive payment of a discretionary bonus. Payments made upon each termination scenario are subject to the executive signing a release of claims against the Company.

Douglas M. Miller
Mr. Miller’s employment agreement continues through January 20, 2012, subject to automatic one-year renewals, and provides for a current base salary of $351,500 per year (subject to increase) and a bonus opportunity targeted at 50% of base salary (with actual bonus eligibility ranging from 0 – 100% of base salary). Upon a termination of Mr. Miller’s employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Miller is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to Company-paid continuation health benefits for up to eighteen months, and payment of his target bonus. If Mr. Miller’s employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Miller’s employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Miller is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to which he may receive payment of a discretionary bonus. Payments made upon each termination scenario are subject to the executive signing a release of claims against the Company.
Harold A. Wright
Mr. Wright’s employment agreement continues through November 3, 2011, subject to automatic one-year renewals, and provides for a current base salary of $278,000 per year (subject to increase) and a bonus opportunity targeted at 50% of base salary (with actual bonus eligibility ranging from 0 – 100% of base salary). Upon a termination of Mr. Wright’s employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Wright is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to Company-paid continuation health benefits for up to eighteen months, and payment of his target bonus. If Mr. Wright’s employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Wright’s employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Wright is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to which he may receive payment of a discretionary bonus. Payments made upon each termination scenario are subject to the executive signing a release of claims against the Company.
Colin M. Morris
Mr. Morris’ employment agreement continues through November 3, 2011, subject to automatic one-year renewals, and provides for a current base salary of $248,300 per year (subject to increase) and a bonus opportunity targeted at 50% of base salary (with actual bonus eligibility ranging from 0 – 100% of base salary). Upon a termination of Mr. Morris’ employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Morris is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to Company-paid continuation health benefits for up to eighteen months, and payment of his target bonus. If Mr. Morris’ employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Morris’ employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Morris is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to which he may receive payment of a discretionary bonus. Payments made upon each termination scenario are subject to the executive signing a release of claims against the Company.

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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2010, the following individuals served as members of the Compensation Committee: Michael F. Ray, Halbert S. Washburn, and Edward M. Stern. None of these individuals has ever served as an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of the Company.
Compensation Risk Assessment
The Company has assessed the compensation policies and practices for its employees and concluded that they do not create risks that are reasonably likely to have a material adverse effect on the Company. In reaching its conclusion, the Company considered the following elements of the company’s compensation plans and policies:
•
The mix of fixed (base salary) and variable (cash annual incentive and equity) compensation, including short-term (cash annual incentive) and long-term (equity) incentives, reduces the significance of any one particular compensation component;

•
The mix of various types of equity awards (including RSUs and stock options) which have different vesting provisions that are based on a variety of factors including stock performance, accomplishment of commercial milestones and time vesting, so that no single event drives long-term compensation;

•	The fact that all of our equity awards vest over time, typically three years, encouraging a long-term view by recipients;
•	The Compensation Committee oversees the Company’s equity plans and incentive based bonus awards and has the discretion to reduce or eliminate bonuses based on performance; and
•	A formal performance evaluation approach based on quantitative and qualitative performance is used company-wide setting cash and equity incentives.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding beneficial ownership of Rentech’s common stock as of January 13, 2011 by (i) all owners of record or those who are known to Rentech to beneficially own more than 5% of the issued and outstanding shares of Rentech’s common stock, (ii) each director and NEO identified in the tables under “Executive Compensation,” and (iii) by all named executive officers and directors as a group:

Directors and Executive Officers (1)(2)	Amount and Nature of	Percent
Listed in alphabetical order	Beneficial Ownership (3)	of Class
Michael S. Burke	216,100	*
General Wesley K. Clark	20,000	*
Dan J. Cohrs	193,650	*
Douglas M. Miller	472,359	*
Colin M. Morris	276,298	*
D. Hunt Ramsbottom (4)(5)	2,941,393	1.3%
Michael F. Ray (6)	359,837	*
Richard T. Penning(7)	288,944	*
Ronald M. Sega	186,100	*
Edward M. Stern	226,100	*
Halbert S. Washburn	223,100	*
John A. Williams	3,630,343	1.6%
Harold A. Wright	213,179	*
Dennis L. Yakobson (8)	684,104	*

All Directors and Executive Officers as a Group (15 persons)	9,931,507	4.4%

Beneficial Owners of	Amount and Nature of	Percent
More than 5%	Beneficial Ownership	of Class
BlackRock, Inc. (9)	28,572,196	12.9%

*	Less than 1%.

(1)
Except as otherwise noted and subject to applicable community property laws, each shareholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 10877 Wilshire Blvd., Suite 600, Los Angeles, CA 90024.

(2)
If a person has the right to acquire shares of common stock subject to options and other convertible or exercisable securities within 60 days of January 13, 2011, then such shares are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options, warrants and RSUs (including RSUs which are fully vested but not yet paid out until the earlier of the recipient’s termination and three years from award) may be acquired within 60 days of January 13, 2011 and are included in the table above:

•	Michael S. Burke — 65,000 under options;

•	General Wesley K. Clark — 20,000 under options;

•	Dan J. Cohrs — 16,402 under RSUs;

•	Douglas M. Miller — 130,000 under options and 79,758 under RSUs;

•	Colin M. Morris — 75,000 under options and 69,380 under RSUs;

•	D. Hunt Ramsbottom — 2,082,500 under warrants, 250,000 under options and 253,970 under RSUs;

•	Michael F. Ray — 60,000 under options;

•	Ronald M. Sega — 50,000 under options;

•	Edward M. Stern — 65,000 under options;

•	Halbert S. Washburn — 60,000 under options;

•	John A. Williams — 20,000 under options;

•	Harold A. Wright — 49,592 under RSUs; and

•	Dennis L. Yakobson — 160,000 under options.

(3)	Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the SEC.

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

(5)	Includes 38,000 shares held for the benefit of Mr. Ramsbottom’s children as to which Mr. Ramsbottom disclaims beneficial ownership.

(6)	Includes 7,500 shares held by Mr. Ray’s spouse’s IRA as to which Mr. Ray disclaims beneficial ownership.

(7)	Reflects Mr. Penning’s holdings as of June 18, 2010, his last day of employment with the Company.

(8)	Includes 20,000 shares held in custodial accounts as to which Mr. Yakobson disclaims beneficial ownership.

(9)
Based on information in a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on January 10, 2011 for its holdings as of December 31, 2010. BlackRock reported that it has sole power to vote and to dispose of all 28,572,196 shares. BlackRock’s principal business office address is 40 East 52nd Street, New York, NY 10022.

Equity Compensation Plan Information
The following table provides information as of September 30, 2010 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

			Number of
			securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights (a)	warrants and rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,640,000	$0.72	4,707,000
Equity compensation plans not approved by security holders	2,409,000	$1.57	—

Total	12,049,000	$0.89	4,707,000

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
Mr. Williams was a greater than 10% shareholder of SilvaGas Holdings Corporation when it was acquired by the Company in June of 2009 pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”). In addition to the consideration paid at the closing, the former SilvaGas stockholders may be entitled to receive additional shares of the Company’s common stock as earn-out consideration. Potential earn-out consideration will be calculated based on the degree to which the biomass gasification unit implementing SilvaGas technology at the Company’s proposed project in Rialto, California, or an alternative project to be designated by the Company, achieves certain performance criteria no later than March 29, 2022. Depending on the performance of the gasifier, such additional earn-out consideration may vary from zero to the sum of (i) 6,250,000 shares of Company common stock and (ii) that number of shares equal in value to $5,500,000 at the time of any such payment (provided that such number may not exceed 11,000,000 shares). In the event the SilvaGas biomass gasification unit fails to achieve the performance criteria, SilvaGas stockholders may be entitled to receive shares of the Company’s common stock with a value equal to a portion of the licensing fees and other royalties the Company receives from licensing the SilvaGas technology. The SilvaGas stockholders will not be entitled to receive such common stock unless the licensing fees and other royalties received by the Company exceed a certain threshold. In no event will the aggregate consideration paid in shares of the Company to SilvaGas stockholders at closing and as earn-out consideration exceed 20% of the total outstanding common stock of the Company as of the date of the Merger Agreement. In addition, approximately 6,800,000 of the shares of our common stock issuable at closing were be deposited with an escrow agent to support certain indemnification obligations of the SilvaGas stockholders. Fifty percent of the escrow shares were to be released after two years if no claims were made against them and the remaining fifty percent were to be released after three years. No claims have been made to date and fifty percent of the escrow shares were released in December 2010 in exchange for extending the survival date of certain of the SilvaGas shareholders representations, warranties and covenants by an additional six months.
For identification of each director determined to be independent, see Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees billed and expected to be billed for professional audit services rendered by PricewaterhouseCoopers LLP for fiscal years 2010 and 2009 and fees billed and expected to be billed for other services rendered by PricewaterhouseCoopers LLP for fiscal years 2010 and 2009.

	Fiscal Year	Fiscal Year
	2010	2009
PricewaterhouseCoopers LLP:
Audit Fees (1)	$1,047,235	$905,229
Audit-Related Fees (2)	15,000	33,970
Tax Fees (3)	157,000	206,215
All Other Fees	—	—

Total	$1,219,235	$1,145,414

(1)
Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of Rentech’s consolidated financial statements for fiscal years ended September 30, 2010 and 2009, and for the audit of Rentech’s internal control over financial reporting and for reviews of the financial statements included in Rentech’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with SEC filings, and consultations on financial accounting and reporting standards arising during the course of the audit for fiscal years 2010 and 2009.

(2)	Represents fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s financial statements, and are not reported as Audit Fees.

(3)	Represents the aggregate fees billed and expected to be billed for Rentech’s 2010 and 2009 tax return and tax consultation regarding property and sales tax issues.
The Audit Committee is required to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002). Non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee pre-approved all fees incurred in fiscal year 2010.
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

10.4	*/***	Employment Agreement by and between Rentech, Inc. and Tom Samson, dated October 5, 2010.

10.5	*	Employment Agreement with Colin Morris (incorporated by reference to exhibit 10.3 to Company’s Current Report on Form 8-K filed on November 6, 2009).

10.6	*/***	Rentech, Inc. Compensation Plan for Non-Employee Directors.

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

12.1	***	Computation of Ratio of Earnings to Fixed Charges

14		Code of Ethics (incorporated by reference to Exhibit 14 to Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed on December 15, 2008).

21	***	Subsidiaries of Rentech, Inc.

23.1	***	Consent of Independent Registered Public Accounting Firm.

23.2	***	Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

***	Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rentech, Inc.
/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and President
Date: January 28, 2011