Form 10-Q
period 2010-12-31
RENTECH INC /CO/
filed 2011-02-09
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of January 31, 2011 was 222,209,542.

RENTECH, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	As of
	December 31,	September 30,
	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$84,586	$54,146
Restricted cash, short-term	—	100
Accounts receivable, net of allowance for doubtful accounts of $100 at December 31, 2010 and September 30, 2010	16,612	9,586
Inventories	5,451	6,966
Deposits on gas contracts	2,050	2,353
Prepaid expenses and other current assets	3,296	5,128
Other receivables, net	432	470

Total current assets	112,427	78,749

Property, plant and equipment, net	52,882	55,299

Construction in progress	49,514	41,098

Other assets
Other assets and deposits	16,963	17,599
Goodwill	7,209	7,209
Deferred income taxes	561	561

Total other assets	24,733	25,369

Total assets	$239,556	$200,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,905	$6,425
Accrued payroll and benefits	3,895	5,786
Accrued liabilities	12,465	13,515
Capital lease obligation	192	322
Deferred revenue	31,501	14,473
Accrued interest	2,212	2,725
Deferred income taxes	561	561
Current portion of long-term debt and term loan	29,850	12,835

Total current liabilities	85,581	56,642

Long-term liabilities
Term loan, net of current portion	61,929	48,040
Long-term convertible debt to stockholders	43,397	42,163
Advance for equity investment	7,892	7,892
Other long-term liabilities	484	425

Total long-term liabilities	113,702	98,520

Total liabilities	199,283	155,162

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 222,209 and 221,731 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively	2,222	2,217
Additional paid-in capital	333,492	332,696
Accumulated deficit	(302,508)	(296,993)

Total Rentech stockholders’ equity	33,206	37,920
Noncontrolling interests	7,067	7,433

Total stockholders’ equity	40,273	45,353

Total liabilities and stockholders’ equity	$239,556	$200,515

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Three Months
	Ended December 31,
	2010	2009
	(Unaudited)

Revenues
Product sales	$42,014	$27,023
Service revenues	51	115

Total revenues	42,065	27,138

Cost of sales
Product sales	25,887	28,184
Service revenues	50	106

Total cost of sales	25,937	28,290

Gross profit (loss)	16,128	(1,152)

Operating expenses
Selling, general and administrative expense	7,336	7,069
Depreciation and amortization	573	497
Research and development	5,777	3,824
Other project costs	53	—
Gain on disposal of property, plant and equipment	—	(14)

Total operating expenses	13,739	11,376

Operating income (loss)	2,389	(12,528)

Other income (expense), net
Interest and dividend income	45	114
Interest expense	(3,730)	(3,267)
Loss on debt extinguishment	(4,593)	—
Gain on investments	—	242
Other income, net	7	93

Total other income (expenses), net	(8,271)	(2,818)

Loss from continuing operations before income taxes and equity in net loss of investee company	(5,882)	(15,346)
Income tax benefit	1	—

Loss from continuing operations before equity in net loss of investee company	(5,881)	(15,346)
Equity in net loss of investee company	—	(129)

Loss from continuing operations	(5,881)	(15,475)
Income from discontinued operations	—	4

Net loss	(5,881)	(15,471)
Net loss attributable to noncontrolling interests	366	—

Net loss attributable to Rentech	$(5,515)	$(15,471)

Basic and diluted net (loss) per common share attributable to Rentech:
Continuing operations	$(0.03)	$(0.07)
Discontinued operations	0.00	0.00

Net loss	$(0.03)	$(0.07)

Weighted-average shares used to compute net loss per common share:
Basic and diluted	221,980	212,772

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

			Additional		Total Rentech		Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
			(Unaudited)

Balance, September 30, 2010	221,731	$2,217	$332,696	$(296,993)	$37,920	$7,433	$45,353
Payment of offering costs	—	—	(2)	—	(2)	—	(2)
Stock-based compensation expense	—	—	1,106	—	1,106	—	1,106
Restricted stock units	478	5	(308)	—	(303)	—	(303)
Net loss	—	—	—	(5,515)	(5,515)	(366)	(5,881)

Balance, December 31, 2010	222,209	$2,222	$333,492	$(302,508)	$33,206	$7,067	$40,273
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Three Months
	Ended December 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net loss	$(5,881)	$(15,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,062	2,979
Accretion expense	9	8
Utilization of spare parts	380	564
Gain on disposal of property, plant and equipment	—	(15)
Non-cash interest expense	1,793	2,021
Loss on debt extinguishment	4,593	—
Realized gain on sale of investments	—	(242)
Gain on sale of subsidiary	—	(4)
Stock-based compensation	1,106	1,508
Equity in net loss of investee company	—	129

Changes in operating assets and liabilities:
Accounts receivable	(7,026)	2,050
Property insurance claim receivable	—	1,795
Other receivables and receivable from related party	37	(40)
Inventories	1,451	2,492
Deposits on gas contracts	303	(1,249)
Prepaid expenses and other current assets	926	340
Accounts payable	(1,522)	(1,037)
Deferred revenue	17,028	(6,538)
Accrued interest	(513)	(589)
Accrued liabilities, accrued payroll and other	(3,154)	(3,448)

Net cash provided by (used in) operating activities	12,592	(14,747)

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(9,125)	(6,498)
Proceeds from disposal of property, plant and equipment	—	1,014
Proceeds from sale of available for sale securities	—	2,136
Issuance of note receivable	—	(500)
Other items	(489)	(317)

Net cash used in investing activities	(9,614)	(4,165)

Cash flows from financing activities
Proceeds from term loan, net of original issue discount	50,960	—
Payments on capital lease	(131)	—
Payments on debt and notes payable	(22,522)	(5)
Payment of debt issuance costs	(290)	(371)
Payments on notes payable for financed insurance premiums	(553)	(557)
Payment of offering costs	(2)	(13)
Payments on line of credit on available for sale securities	—	(2,194)
Proceeds from options and warrants exercised	—	16

Net cash provided by (used in) financing activities	27,462	(3,124)

Increase (decrease) in cash and cash equivalents	30,440	(22,036)
Cash and cash equivalents, beginning of period	54,146	69,117

Cash and cash equivalents, end of period	$84,586	$47,081

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

(Continued from previous page)
Excluded from the statements of cash flows for the three months ended December 31, 2010 and 2009 were the effects of certain non-cash investing and financing activities as follows:

	For the Three Months
	Ended December 31,
	2010	2009
	(Unaudited)
Cashless exercise of warrants	$—	$7
Purchase of insurance policies financed with a note payable	516	379
Restricted stock units surrendered for withholding taxes payable	303	64
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of Rentech, Inc. and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position at December 31, 2010, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2010 (the “Annual Report”).
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
The Company has evaluated events, if any, which occurred subsequent to December 31, 2010 through the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.
Note 2 — Recent Accounting Pronouncements
In June 2009, the FASB issued a standard which provides guidance about the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning on October 1, 2010. The Company did not transfer financial assets during the three months ended December 31, 2010; therefore the adoption of this standard, did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
In June 2009, the FASB issued a standard which amends previous guidance related to the determination as to whether an entity is a variable interest entity (“VIE”), and ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning on October 1, 2010. The Company applied the previous guidance in fiscal year 2010 to determine the accounting treatment for its investment in ClearFuels Technology Inc. (“ClearFuels”). The Company determined that it was the primary beneficiary of ClearFuels’ operations. Therefore, the operations of ClearFuels were consolidated as of September 3, 2010. The adoption of this standard, as amended, did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures for the three months ended December 31, 2010.
Note 3 — Accounts Receivable
Accounts receivable consisted of the following:

	As of
	December 31,	September 30,
	2010	2010
	(in thousands)
Trade receivables from nitrogen products	$16,612	$9,578
Trade receivables from alternative energy	100	108

Total accounts receivable, gross	16,712	9,686
Allowance for doubtful accounts on trade accounts receivable	(100)	(100)

Total accounts receivable, net	$16,612	$9,586

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 4 — Inventories
Inventories consisted of the following:

	As of
	December 31,	September 30,
	2010	2010
	(in thousands)
Finished goods	$4,911	$6,338
Raw materials	540	628

Total inventory	$5,451	$6,966

Note 5 — Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consisted of the following:

	As of
	December 31,	September 30,
	2010	2010
	(in thousands)
Land	$1,883	$1,811
Buildings and building improvements	10,323	10,323
Machinery and equipment	74,662	74,625
Furniture, fixtures and office equipment	861	861
Computer equipment and computer software	4,702	4,657
Vehicles	172	172
Leasehold improvements	73	73
Conditional asset (asbestos removal)	210	210

	92,886	92,732
Less accumulated depreciation	(40,004)	(37,433)

Total depreciable property, plant and equipment, net	$52,882	$55,299

Construction in progress consisted of the following:

	As of
	December 31,	September 30,
	2010	2010
	(in thousands)
Construction in progress for projects under development	$37,248	$32,028
Accumulated capitalized interest costs related to projects under development	7,222	6,105
Construction in progress for East Dubuque Plant	4,553	2,474
Software in progress (under capital lease)	464	464
Conditional asset (asbestos removal)	27	27

Total construction in progress	$49,514	$41,098

The Company has a legal obligation to handle and dispose of asbestos at its plant at East Dubuque, Illinois (the “East Dubuque Plant”) and at the site of its proposed project near Natchez, Mississippi (the “Natchez Project”) in a special manner when conducting major or minor renovations or when buildings at these locations are demolished, even though the timing and method of the handling and disposal of asbestos are conditional on future events that may or may not be in its control. As a result, the Company has a conditional obligation for this disposal. In addition, the Company, through its normal repair and maintenance program, may encounter situations in which it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate and record the fair value of the asset retirement obligation for each property. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at December 31, 2010 and accretion expense for the three months ended December 31, 2010 were $277,000 and $9,000, respectively.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 6 — Investment in ClearFuels Technology Inc.
On June 23, 2009, the Company acquired 4,377,985 shares of Series B-1 Preferred Stock, representing a 25% ownership interest in ClearFuels Technology Inc. (“ClearFuels”), and rights to license ClearFuels’ biomass gasification technology, in exchange for a warrant to purchase up to five million shares of the Company’s Common stock, access to the Company’s Product Demonstration Unit (the “PDU”) in Colorado for construction and operation of a ClearFuels gasifier (the “ClearFuels’ Gasifier”), and certain rights to license the Rentech Process, including the exclusive right for projects using bagasse as a feedstock. The warrant vests in three separate tranches with one tranche of 2 million shares vested as of the closing date, and two tranches of 1.5 million shares each to vest on the achievement by ClearFuels of established milestones. The exercise price for the first tranche is $0.60 per share and the exercise price per share for the second and third tranches will be set at the ten-day average trading price of the Company’s common stock at the time of vesting. The fair value of the warrant was calculated using the Black-Scholes option-pricing model at $628,815. This fair value was based on the vested tranche of 2 million shares because the Company cannot currently determine the probability that ClearFuels will achieve the milestones that would trigger vesting of the second and third tranches.
ClearFuels is a private company and a market does not exist for its common or preferred stock. As a result, the Company determined the fair value of its investment in ClearFuels to be equal to the fair market value of the vested warrant issued to ClearFuels at the closing. In June 2009, the Company determined that ClearFuels was a VIE, but Rentech was not the primary beneficiary. Through September 3, 2010, the investment in ClearFuels was recorded in other assets and deposits under the equity method of accounting. At September 3, 2010, the investment balance was $0.
ClearFuels was selected by the U.S. Department of Energy (the “DOE”) to receive up to approximately $23 million as a grant to construct a ClearFuels’ Gasifier. On September 3, 2010, the Company and ClearFuels executed a project support agreement (the “Project Support Agreement”) which detailed the responsibilities of both parties regarding the second phase of construction of the ClearFuels’ Gasifier. Pursuant to the terms of the Project Support Agreement, the Company provided the DOE with a certification of its support of the ClearFuels’ Gasifier and it assumed operational control and full decision making authority over the project as of October 1, 2010. The Company will be responsible for budgeted construction payments for the project after October 1, 2010, and will receive reimbursement from the DOE for approximately 62% of those payments and of all costs and expenses it has incurred to support the ClearFuels’ Gasifier. The Company estimates that third party cash expenses, excluding costs and expenses incurred to operate the PDU in support of the project, will total approximately $2 million after receipt of all DOE reimbursements. Those costs and expenses not reimbursed by the DOE would be reimbursed by ClearFuels in the event that ClearFuels were to complete a Qualified Financing as described below.
The Company’s obligations with respect to the ClearFuels’ Gasifier extend until the earlier of (a) the date that ClearFuels closes a financing with proceeds of at least $25,000,000 (a “Qualified Financing”) for construction of the ClearFuels’ Gasifier and other technology and development efforts or (b) March 31, 2011. If a Qualified Financing occurs prior to March 31, 2011, then the Company will be repaid for any costs and expenses not already reimbursed by the DOE, receive a fee equal to 15% of all such costs and expenses and receive a warrant to purchase additional ClearFuels equity at an exercise price per share of one-half of the equity price per share in the Qualified Financing. If no Qualified Financing occurs by March 31, 2011, then the Company will have the opportunity to exercise an option to merge with and acquire substantially all the remaining equity of ClearFuels for no additional consideration. The terms of the Project Support Agreement also amend the warrant to extend the vesting milestone for a Qualified Financing until March 31, 2011.
Under accounting guidance, based on the execution of the Project Support Agreement, the Company reconsidered whether it was the primary beneficiary of ClearFuels. The Company determined that it was now the primary beneficiary as it will absorb a majority of Clearfuels’ losses or receive a majority of the residual returns through its equity interest and via the Project Support Agreement. Therefore, the operations of ClearFuels have been consolidated as of September 3, 2010. Noncontrolling interests represents the portion of equity or income in ClearFuels not attributable, directly or indirectly, to the Company.
The Company recorded total assets, net assets, revenue and net loss of $9.4 million, $9.3 million, $0 and $0.3 million, respectively, in its consolidated financial statements as of and for the fiscal year ended September 30, 2010 from the consolidation of ClearFuels. In accordance with the guidance for accounting for business combinations, the assets, liabilities and amounts attributed to noncontrolling interests have been recorded at fair value on the date of consolidation. In the first quarter of fiscal year 2011, the Company made retrospective adjustments to notes receivable, prepaids and goodwill in the opening balance sheet of ClearFuels as of September 3, 2010 due to working capital adjustments.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
The following items were recorded on the consolidated balance sheets as of September 30, 2010 (in thousands):

		Purchase
		Price
	September 30, 2010	Allocation	September 30,
	(previously reported)	Adjustment	2010 (adjusted)

Cash	$747	$0	$747
Notes receivable and accrued interest on notes receivable(1)	250	22	272
Prepaid expenses	1,710	(571)	1,139
Goodwill	6,660	549	7,209
Fixed assets	8	0	8
Other assets	5	0	5
Accounts payable	63	0	63

(1)	Recorded in Other Receivables on the Consolidated Balance Sheet
The fair value of the Company’s interest in ClearFuels was determined to be approximately $1,909,000. The difference between the fair value and the investment balance, which was $0 at September 3, 2010, was recorded in the fourth quarter of fiscal year 2010, as a gain on equity method investment in the consolidated statements of operations in the amount of $1,909,000. The Company has not pledged any of the consolidated assets as collateral for any obligation of ClearFuels.
Note 7 — Debt
On November 24, 2010, the Company and Rentech Energy Midwest Corporation (“REMC”) entered into a Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent (the “Second Amendment”) to the 2010 Credit Agreement (as defined below) among REMC, the Company, certain subsidiaries of the Company, certain lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (“Credit Suisse”). The Second Amendment further amends and waives certain provisions of a senior collateralized credit agreement entered into by the Company, REMC, Credit Suisse and the lenders party thereto on January 29, 2010 (the “2010 Credit Agreement”).
The Second Amendment, among other things, (1) permits a special distribution by REMC to the Company in 2011 of up to $5 million, subject to compliance with and satisfaction of certain conditions; (2) modified the definition of “Required Lenders”, the requirement regarding prepayment of excess cash flow, the prepayment premium schedule, the interest coverage financial covenant, the maximum leverage financial covenant and certain other covenants such as indebtedness, liens, restricted payments and capital expenditures; (3) waived the EBITDA (as defined in the Second Amendment) and maximum principal requirements in connection with the Second Incremental Loan (as described below); and (4) increased the maximum aggregate uncommitted incremental term loan amount to $40 million under which REMC may request future borrowing subject to the satisfaction of certain conditions. In connection with the Second Amendment, REMC prepaid $20 million of outstanding principal under the 2010 Credit Agreement, as amended by the first amendment dated July 21, 2010 (the “First Amendment”), from cash on hand that REMC had reserved for such purpose. Approximately $8.685 million of the $20 million prepayment was deducted from the mandatory excess cash flow prepayment requirement (as defined in the 2010 Credit Agreement, as amended) for fiscal year 2010, leaving REMC with no additional prepayment requirement for fiscal year 2010. The excess prepayment amount, which pursuant to the Second Amendment is capped at $11 million, will be credited against the prepayment requirement for fiscal year 2011, pursuant to the terms of the 2010 Credit Agreement, as amended.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Concurrently with entering into the Second Amendment, REMC and the Company entered into a second incremental loan assumption agreement (the “Second Incremental Loan Agreement”) to borrow an additional $52.0 million incremental term loan (the “Second Incremental Loan”). The Second Incremental Loan was issued with an original issue discount of 2% and net of discount and legal fees, proceeds of approximately $50.85 million from the Second Incremental Loan were dividended to the Company.
Immediately after giving effect to the $20 million prepayment and the Second Incremental Loan, the total principal amount of outstanding term loans to REMC under the 2010 Credit Agreement, as amended, was approximately $95.3 million. This transaction was accounted for as an extinguishment of debt, taking into consideration the change in future cash flows after this amendment and amendments in the preceding 12 months. As a result, for the three months ended December 31, 2010, loss on extinguishment of debt of $4.59 million was recorded in the consolidated statements of operations.
All outstanding term loans under the 2010 Credit Agreement, as amended, bear interest, at the election of REMC, at either (a)(i) the greater of LIBOR or 2.5%, plus (ii) 10.0% or (b)(i) the greatest of (w) the prime rate, as determined by Credit Suisse, (x) 0.5% in excess of the federal funds effective rate, (y) LIBOR plus 1.0% or (z) 3.5% plus (ii) 9.0%. Interest payments are generally made on a quarterly basis. The term loans outstanding under the 2010 Credit Agreement, as amended, mature on July 29, 2014 and were or are subject to annual amortization, payable quarterly, of 7.5% of the outstanding principal amount in calendar years 2010 and 2011, 15.0% of the outstanding principal amount in calendar years 2012 and 2013, and the remainder payable in the last six months prior to, and at, maturity.
The obligations under the 2010 Credit Agreement, as amended, are collateralized by substantially all of the Company’s assets and the assets of most of the Company’s subsidiaries, including a pledge of the equity interests in most of the Company’s subsidiaries. In addition, REMC granted the lenders a mortgage on its real property to collateralize its obligations under the 2010 Credit Agreement, as amended, and related loan documents. The obligations under the 2010 Credit Agreement, as amended, are guaranteed by the Company and certain of its subsidiaries. The 2010 Credit Agreement, as amended, contains restrictions on the amount of cash that can be transferred from REMC to the Company or its non-REMC subsidiaries. The 2010 Credit Agreement, as amended, includes restrictive covenants that limit, among other things, the Company’s ability to make investments, dispose of assets, pay cash dividends and repurchase stock.
Long-term debt consists of the following:

	As of
	December 31,	September 30,
	2010	2010
	(in thousands)
Face value of term loan under the credit agreements	$92,769	$63,291
Less unamortized discount	(990)	(2,416)

Book value of term loan under the credit agreements	91,779	60,875
Less current portion	(29,850)	(12,835)

Term loan, long-term portion	$61,929	$48,040

Note 8 — Convertible Debt
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Based on the market prices, the estimated fair value of the 4.00% Convertible Senior Notes was approximately $52.6 million as of December 31, 2010.
Note 9 — Commitments and Contingencies
Natural Gas Agreements
The Company’s policy and practice are to enter into fixed-price purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may enter into a limited amount of additional fixed-price purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Company has entered into multiple natural gas supply contracts, including both fixed- and indexed-price contracts, for various delivery dates through March 31, 2011. Commitments for natural gas purchases consist of the following:

	As of
	December 31,	September 30,
	2010	2010
	(in thousands, except
	weighted average rate)
MMBTU’s under fixed-price contracts	1,657	3,465
MMBTU’s under index-price contracts	55	403

Total MMBTU’s under contracts	1,712	3,868

Commitments to purchase natural gas	$7,680	$15,294
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$4.49	$3.95
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
In October 2009, the United States Environmental Protection Agency (the “EPA”) Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the #1 nitric acid plant at the East Dubuque Plant. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s Clean Air Act National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to nitric acid plants, which seeks to reduce emissions from nitric acid plants through proceedings that result in the installation of new pollution control technology. The Company continues to engage in dialogue with the EPA regarding the Company’s defenses to the alleged violations and has had meetings and conversations with the EPA to discuss technical issues associated with the installation, and the associated monitoring and emissions limits, of any new pollution control technology to resolve the EPA’s alleged violations. The EPA has informed the Company that it has referred this matter to the United States Department of Justice. At this time, the Company does not believe that the matter will have a material adverse effect on the Company.
Between December 29, 2009 and January 6, 2010, three purported class action shareholder lawsuits were filed against the Company and certain of its current and former directors and officers in the United States District Court for the Central District of California (“C.D. Cal.”) alleging that the Company and the named current and former directors and officers made false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. Plaintiffs in the actions purport to bring claims on behalf of all persons who purchased the Company’s securities between May 9, 2008 and December 14, 2009 and seek unspecified damages, interest, and attorneys’ fees and costs. The cases were consolidated as Michael Silbergleid v. Rentech, Inc., et al. (In re Rentech Securities Litigation), Lead Case No. 2:09-cv-09495-GHK-PJW (C.D. Cal.) (the “Securities Action”), and a lead plaintiff was appointed on April 5, 2010. The Lead plaintiff filed a consolidated complaint on May 20, 2010, and the Company filed a motion to dismiss the action on October 15, 2010. The matters are currently stayed to allow the parties to discuss settlement. At this time, the Company does not believe that these matters will have a material adverse effect on the Company.

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
Note 10 — Income Taxes
The provision for income taxes is based on earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and relates to the expected reversal of the cumulative temporary differences between the carrying value of the assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the deferred income tax asset or liability during the year. The Company has recorded a full valuation allowance against its deferred tax assets to reflect the uncertainty of realization.
Note 11 — Segment Information
The Company operates in two business segments as follows:
•	Nitrogen products manufacturing: The Company manufactures a variety of nitrogen fertilizer and industrial products.
•
Alternative energy: The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power, and develops projects that would employ these processes.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

	For the Three Months
	Ended December 31,
	2010	2009
	(in thousands)
Revenues
Nitrogen products manufacturing	$42,014	$27,023
Alternative energy	51	115

Total revenues	$42,065	$27,138

Operating income (loss)
Nitrogen products manufacturing	$15,005	$(1,954)
Alternative energy	(12,616)	(10,574)

Total operating income (loss)	$2,389	$(12,528)

Income (loss) from continuing operations
Nitrogen products manufacturing	$7,516	$(3,695)
Alternative energy	(13,397)	(11,780)

Total income (loss) from continuing operations	$(5,881)	$(15,475)

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	December 31,	September 30,
	2010	2010
	(in thousands)
Total assets
Nitrogen products manufacturing	$113,488	$108,220
Alternative energy	126,068	92,295

Total assets	$239,556	$200,515

Note 12— Net Income (Loss) Per Common Share Attributable to the Company
Basic income (loss) per common share attributable to the Company is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share attributable to the Company is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock units, outstanding stock options and warrants, and convertible debt using the “treasury stock” method.
For the three months ended December 31, 2010, approximately 40.8 million shares, and for the three months ended December 31, 2009, approximately 42.4 million shares of the Company’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.
Note 13 — Subsequent Events
In February 2011, the Company extended the term of an Amended and Restated Distribution Agreement (the “Equity Distribution Agreement”) between the Company and Knight Capital Americas, L.P., successor in interest to Knight Capital Markets LLC, by an additional year. Pursuant to the Equity Distribution Agreement, the Company may sell up to approximately $43.7 million of remaining aggregate gross sales price of common stock until February 9, 2012, subject to certain restrictions, including those related to trading volume of the Company’s stock and limitations on selling securities outside of Company trading windows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain information included in this report and other reports or materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect the Company’s results include the risk factors detailed in “Part I, — Item 1A, Risk Factors” in the Annual Report and from time to time in the Company’s other periodic reports and registration statements filed with the SEC. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. We undertake no responsibility to update any of the forward-looking statements after the date of this report to conform them to actual results.
As used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us” “Rentech” and “the Company” mean Rentech, Inc., a Colorado corporation and its consolidated subsidiaries, unless the context indicates otherwise.
OVERVIEW OF OUR BUSINESSES
Rentech, Inc., incorporated in 1981, provides alternative and clean energy solutions and manufactures and sells nitrogen fertilizer products. The Company’s Rentech-SilvaGas biomass gasification process can convert multiple biomass feedstocks into synthesis gas (syngas) for production of renewable fuels and power. Combining the gasification process with the Company’s unique application of syngas conditioning and clean-up technology and the patented Rentech Process based on Fischer-Tropsch chemistry, the Company offers an integrated solution for production of synthetic fuels from biomass. The Rentech Process can also convert syngas produced from fossil resources using other technologies into ultra-clean synthetic jet and diesel fuels, specialty waxes and chemicals. Final product upgrading and acid gas removal technologies are provided under an alliance with UOP, a Honeywell company. The Company develops projects and licenses these technologies for application in synthetic fuels and power facilities worldwide. REMC, the Company’s wholly-owned subsidiary, manufactures and sells nitrogen fertilizer products including ammonia, urea ammonia nitrate, urea granule, and urea solution in the corn-belt region of the central United States.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, construction in progress, the valuation of financial instruments, long-lived assets and intangible assets, stock-based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

RESULTS OF OPERATIONS
More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in our Annual Report.
Seasonality
Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at REMC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage shipped by quarter for the last three fiscal years and the three months ended December 31, 2010.

	For the Fiscal Years Ended September 30,
	2011	2010	2009	2008
	(in thousands of tons)
First Quarter	167	124	115	171
Second Quarter	n/a	86	65	103
Third Quarter	n/a	206	203	170
Fourth Quarter	n/a	181	150	199

Total Tons Shipped for Fiscal Year	167	597	533	643

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
As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly affect quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our products are typically pre-sold for later shipment, and the timing of these pre-sales and the amount of down payments as a percentage of the total contract price may vary with market conditions. The variation in the timing of these pre-sales and of these contract terms may add to the seasonality of our cash flows and working capital.
THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009:
Continuing Operations
Revenues

	For the Three Months
	Ended December 31,
	2010	2009
	(in thousands)
Revenues:
Product shipments	$42,014	$25,584
Natural gas sales of excess inventory	—	1,439

Total nitrogen products manufacturing	$42,014	$27,023
Alternative energy	51	115

Total revenues	$42,065	$27,138

	For the Three Months		For the Three Months
	Ended December 31, 2010		Ended December 31, 2009
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	45	$22,348	45	$14,421
Urea Ammonium Nitrate	79	14,917	57	8,128
Urea (liquid and granular)	6	2,934	5	1,962
Carbon Dioxide	34	783	15	369
Nitric Acid	3	1,032	2	704

Total	167	$42,014	124	$25,584

Nitrogen products manufacturing. Our nitrogen products manufacturing segment provides revenue from sales of various nitrogen fertilizer products manufactured at our East Dubuque Plant and used primarily in corn production. The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, urea liquor, ammonium nitrate solutions, granular urea and carbon dioxide using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.
The increase in revenue for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 was due to increased sales volume and sales prices for the majority of products. Sales volume increased, particularly for urea ammonium nitrate solution, due to a higher availability of product in the current quarter, as compared to the previous quarter during which the scheduled plant shutdown, in October 2009, resulted in less production of urea ammonium nitrate solution.

The average sales price per ton in the first quarter of the current fiscal year as compared with that of the prior fiscal year increased by 55% for anhydrous ammonia and by 32% for urea ammonium nitrate solutions. These two products comprised approximately 89% and 88% of the product sales for the three months ended December 31, 2010 and 2009, respectively. Average sales prices per ton increased due to higher demand caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2011.
Alternative Energy. This segment generates revenues for technical services and licensing activities related to the Company’s technologies.
Cost of Sales

	For the Three Months
	Ended December 31,
	2010	2009
	(in thousands)
Cost of sales:
Product shipments	$25,887	$22,482
Turnaround expenses	—	3,951
Natural gas sales of excess inventory	—	1,694
Natural gas sales with simultaneous purchase	—	57

Total nitrogen products manufacturing	$25,887	$28,184
Alternative energy	50	106

Total cost of sales	$25,937	$28,290

Nitrogen Products Manufacturing. The cost of sales for product shipments for the three months ended December 31, 2010 increased from the prior comparable period primarily due to higher sales volume. Natural gas and labor and benefit costs comprised approximately 53% and 12%, respectively, of cost of sales on product shipments for the three months ended December 31, 2010. Natural gas and labor and benefit costs comprised approximately 53% and 15%, respectively, of cost of sales on product shipments for the three months ended December 31, 2009.
Turnaround expenses represent the cost of shutting down the plant for scheduled maintenance, which is done approximately every two years. A plant turnaround occurred in October 2009. As a result, during the three months ended December 31, 2009, the Company incurred turnaround expenses of $3,951,000. There was no plant turnaround during the three months ended December 31, 2010.
Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances, such as when contracted quantities received are in excess of production requirements and storage capacities. In that case, the sales proceeds are recorded as revenue and the related cost is recorded as a cost of sales. Natural gas may also be sold to a third party with a simultaneous purchase of gas by the Company of the same quantity at a lower price in order to realize a reduction of raw material cost. In this case, no revenue is recorded for the sale of gas, and the difference between the cost of the gas that was sold and the cost of gas that was simultaneously purchased is recorded directly to cost of sales.
Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $2,488,000 and $2,482,000 for the three months ended December 31, 2010 and 2009, respectively.
Alternative Energy. The cost of sales for our alternative energy segment was for costs incurred for work performed under technical services contracts.

Gross Profit (Loss)

	For the Three Months
	Ended December 31,
	2010	2009
	(in thousands)
Gross profit (loss):
Product shipments	$16,127	$3,102
Turnaround expenses	—	(3,951)
Natural gas sales of excess inventory	—	(255)
Natural gas sales with simultaneous purchase	—	(57)

Total nitrogen products manufacturing	$16,127	$(1,161)
Alternative energy	1	9

Total gross profit (loss)	$16,128	$(1,152)

Nitrogen Products Manufacturing. The gross profit for product shipments for the three months ended December 31, 2010 increased compared to the prior comparable period primarily due to higher sales prices and higher sales volume.
Operating Expenses

	For the Three Months
	Ended December 31,
	2010	2009
	(in thousands)
Operating expenses:
Selling, general and administrative	$7,336	$7,069
Depreciation and amortization	573	497
Research and development	5,777	3,824
Other project costs	53	—
Gain on disposal of property, plant and equipment	—	(14)

Total operating expenses	$13,739	$11,376

Selling, General and Administrative Expenses. During the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, selling, general and administrative expenses increased by $267,000 or 4%. The increase was primarily due to an increase in salaries as a result of additional headcount, an increase in computer services and support and increases in other expenses none of which were individually material, partially offset by a decrease in stock-based compensation expense.
Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets that support general and administrative functions and that expense is recorded in operating expense. The amount of depreciation and amortization expense within operating expenses increased by $76,000 for the three months ended December 31, 2010 which was primarily attributable to increased amortization of intellectual property as a result of the annual impairment analysis of intangible assets.
The majority of depreciation originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.
Research and Development. We incur research and development expenses at our technology center in Commerce City, Colorado, where we actively conduct work to further improve our technologies and to perform services for our customers. These expenses are included in our alternative energy segment. Research and development expenses increased by $1,953,000 during the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The increase in research and development expense was primarily caused by an increase in activities at the PDU for plant modifications, repairs and catalyst usage, as well as an increase of $455,000 of expense due to the consolidation of ClearFuels.
Operating Income (Loss)

	For the Three Months
	Ended December 31,
	2010	2009
	(in thousands)
Income (loss) from operations:
Product shipments	$15,005	$2,309
Turnaround expenses	—	(3,951)
Natural gas sales of excess inventory	—	(255)
Natural gas sales with simultaneous purchase	—	(57)

Total nitrogen products manufacturing	$15,005	$(1,954)
Alternative energy	(12,616)	(10,574)

Total income (loss) from operations	$2,389	$(12,528)

Nitrogen Products Manufacturing. The increase in income from operations for product shipments for the three months ended December 31, 2010 as compared to the prior comparable period was primarily due to higher sales prices and higher sales volume.
Alternative Energy. Loss from operations primarily consists of operating expenses, such as selling, general and administrative, depreciation and amortization, and research and development.
Other Income (Expense)

	For the Three Months
	Ended December 31,
	2010	2009
	(in thousands)
Other Income (Expense):
Interest and dividend income	$45	$114
Interest expense	(3,730)	(3,267)
Loss on debt extinguishment	(4,593)	—
Gain on investments	—	242
Other income, net	7	93

Total other expense	$(8,271)	$(2,818)

The increase in other expense for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 is primarily due to the loss on debt extinguishment related to amending the 2010 Credit Agreement and an increase in interest expense due to an increase in debt.
ANALYSIS OF CASH FLOW
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Three Months
	Ended December 31,
	2010	2009
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$12,592	$(14,747)
Investing activities	(9,614)	(4,165)
Financing activities	27,462	(3,124)

Net increase (decrease) in cash and cash equivalents	$30,440	$(22,036)

Cash Flows from Operating Activities
Net Loss. The Company had net losses of $5,881,000 and $15,471,000 for the three months ended December 31, 2010 and 2009, respectively. The cash flows provided by or used in operations during these periods, primarily resulted from the following operating activities:
Accounts Receivable. During the first three months of fiscal 2011, accounts receivable increased by $7,026,000 due to rising sales prices and higher sales volume as compared to the first three months of fiscal 2010, when lower sales volume caused a decrease in accounts receivable of $2,050,000.
Property Insurance Claim Receivable. During fiscal year 2009, we recorded a property insurance claim receivable for insured property losses related to a weather-related shutdown of REMC in January 2009. During the three months ended December 31, 2009, the Company collected the outstanding balance of $1,795,000.
Loss on debt extinguishment. During the three months ended December 31, 2010, REMC entered into the Second Amendment to the Credit Agreement, Waiver and Collateral Agent Consent; the transaction was accounted for as an extinguishment of debt. As a result, a loss on debt extinguishment was recorded for $4,593,000. No such loss was recorded during the three months ended December 31, 2009.

Deferred Revenue. We record deferred revenue on product pre-sale contracts prior to delivery of the product to the extent we receive cash payments under those contracts. Deferred revenue increased $17,028,000 during the three months ended December 31, 2010, versus a decrease of $6,538,000 during this same period in fiscal year 2010. The increase in the current fiscal year was due to substantial receipts of cash in December 2010, reflecting favorable payment terms in contracts for spring delivery of pre-sold product, whereas in the prior year, contracts for spring delivery did not require cash payments by December 31. The increase in deferred revenue for the three months ended December 31, 2010 was partially offset by delivery of product in the period related to previous product pre-sale contracts. The decrease in deferred revenue for the three months ended December 31, 2009 was due to product deliveries in the period related to fulfillment of product pre-sale contracts.
Cash Flows from Investing Activities
Proceeds from Sale of Available for Sale Securities. During the three months ended December 31, 2009, the Company sold, through a tender offer, $2,136,000 of available for sale securities with a book value of $1,894,000, which resulted in a net realized gain on sale of investments of $242,000. For the three months ended December 31, 2010, there were no such sales.
Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of $2,627,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 was primarily due an increase in spending for development activities at our renewable energy project in Rialto, California (the “Rialto Project”) that are capitalized; partially offset by decreased capital spending at REMC.
Cash Flows from Financing Activities
Proceeds from term loan, net of original issue discount. During the three months ended December 31, 2010, the Company entered into a second incremental loan assumption agreement to borrow an additional $52 million, with an original issue discount of $1,040,000.
Payments on debt and notes payable. During the three months ended December 31, 2010, in addition to a $2,522,000 scheduled principal payment, REMC prepaid $20 million of outstanding principal in connection with the Second Amendment to the 2010 Credit Agreement, from cash on hand that REMC had reserved for such purpose.
Payments on Line of Credit on Available for Sale Securities. During the three months ended December 31, 2009, we paid down a portion of the borrowings incurred under a line of credit with the net proceeds from the sale of available for sale securities securing such line of credit. For the three months ended December, 31, 2010, there was no similar transaction.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
At December 31, 2010, our current assets totaled $112,427,000, including cash and cash equivalents of $84,586,000, of which $36,621,000 was held at REMC and was subject to the restrictions imposed by the 2010 Credit Agreement, as amended; and accounts receivable of $16,612,000. Our current liabilities were $85,581,000. We had long-term liabilities of $113,702,000, most of which related to our long-term convertible senior notes and debt under our 2010 Credit Agreement, as amended. REMC’s income from continuing operations for the three months ended December 31, 2010 was $7,516,000 compared to a loss from continuing operations of $3,695,000 for the three months ended December 31, 2009. The Company’s loss from continuing operations for the three months ended December 31, 2010 and 2009 was $5,881,000 and $15,475,000, respectively.
Pursuant to the Equity Distribution Agreement, as amended, we may sell up to approximately $43.7 million of remaining aggregate gross sales price of common stock until February 9, 2012, subject to certain restrictions, including those related to trading volume of our stock and limitations on selling securities outside of Company trading windows. In addition to liquidity, if any, available from the Equity Distribution Agreement, depending on capital market conditions, other sources of liquidity for corporate activities during fiscal years 2011 and 2012 could include the issuance of equity or equity-linked securities, project debt and project equity, and various forms of financing for REMC, including restructuring the 2010 Credit Agreement, as amended.
As of December 31, 2010 approximately $94.3 million aggregate offering price of securities was available to be sold under our shelf registration statement (including up to $43.7 million of common stock that may be sold under the Equity Distribution Agreement). This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

We may also consider sales of non-alternative energy assets as a source of non-dilutive capital to fund the Company’s non-REMC activities. We have received inquiries regarding the sale of a portion or all of our interest in REMC from time to time. We may, in the future, decide to pursue such a transaction if we believe the likely proceeds from such a sale are more valuable to the Company and its shareholders than the operating expertise we gain from owning REMC and the cash flow and financing proceeds that are expected to be generated by REMC.
Capital markets have experienced periods of extreme uncertainty over the past two years, and access to those markets has been difficult. Our failure to raise additional capital when needed would have a material adverse effect on our business, financial condition and results of operations and liquidity.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. Our budgeted liquidity needs (other than for REMC) that we expect to incur in the next twelve months include costs related to the completion of front-end engineering and design (“FEED”) for the Rialto Project, continued development of the Natchez Project and other projects, operation of the PDU, continued research and development of the Company’s technologies, construction of the ClearFuels Gasifier at the PDU, and general working capital and administrative needs. We do not expect to require additional capital for these budgeted activities during the next twelve months. We do expect to require additional capital if we elect to pursue additional activities beyond our current budget, such as continuing the development of the Rialto Project beyond the FEED phase, funding the development of certain new technologies, or pursuing other projects beyond the early development stages that they are in. Pre-FEED development activities for our projects require relatively low levels of spending. In the event that capital for unbudgeted activities were not available, we would not be able to advance these projects beyond FEED (in the case of the Rialto Project) or into the feasibility or FEED stages (in the case of other projects). In the event that we decide to pursue unbudgeted activities, and we need additional capital, depending on the availability of such capital, we expect to obtain it through various combinations of project debt and equity, corporate equity, asset sales, equity from strategic partners and suppliers, new financings at REMC, and various forms of government support.
During the next 12 months, we expect REMC’s principal liquidity needs, which include costs to operate and maintain the East Dubuque Plant, such as its ordinary course needs for working capital and capital expenditures, to be met from cash on hand at REMC and cash forecasted to be generated by REMC’s operations. REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Our practice of selling substantial amounts of our fertilizer products through prepayment contracts also significantly affects working capital needs at REMC. Working capital available at REMC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products.
All outstanding loans under the 2010 Credit Agreement, as amended, are subject to annual amortization and require cash payments of interest. This amortization provision requires us to make payments of 7.5% of the principal amount in calendar year 2011, 15.0% of the entire principal amount in calendar years 2012 and 2013, and the remainder payable in the last six months prior to, and at, maturity. The 2010 Credit Agreement, as amended, also requires that a certain percentage of excess cash flow from REMC, as defined in the 2010 Credit Agreement, be applied to repay the term loans and any incremental term loans. The percentage of REMC’s excess cash flow required to be applied as a prepayment will depend on REMC’s leverage ratio as of the relevant calculation date and the aggregate outstanding principal amount of loans under the 2010 Credit Agreement, as amended, on such date.
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

The outstanding loans under the 2010 Credit Agreement, as amended, mature on July 29, 2014. However, the 2010 Credit Agreement, as amended, requires us to meet the following financial covenants, and failure to meet such covenants could result in acceleration of the term loans under the 2010 Credit Agreement, as amended:
•
REMC and its subsidiaries cannot spend more than a specified maximum amount of capital expenditures in each fiscal year. From October 1, 2010 through September 30, 2012, the aggregate limit on capital expenditures is $33 million, and such limit varies each succeeding fiscal year. For the three months ended December 31, 2010, REMC incurred $2.7 million of capital expenditures. If REMC and its subsidiaries do not expend the maximum amount of capital expenditures permitted for any period, then the unused amount from that period, subject to a $9.0 million maximum carry forward amount for the period from October 1, 2010 to September 30, 2012, may be carried forward to the subsequent period;

•
REMC and its subsidiaries must maintain a minimum interest coverage ratio for any period of four consecutive fiscal quarters. For fiscal year 2011, the minimum interest coverage ratio requirement ranges from 3.10:1.00 to 4.10:1.00 for the applicable measurement periods. For the twelve months ended December 31, 2010, our actual interest coverage ratio was 5.56:1.00;

•
REMC and its subsidiaries cannot exceed a maximum leverage ratio as of the last day of any period of four consecutive fiscal quarters. The maximum leverage ratio is calculated by dividing the outstanding principal amount of the loans under the 2010 Credit Agreement, as amended, by EBITDA, as defined in the 2010 Credit Agreement, as amended. For fiscal year 2011, the maximum leverage ratio requirement ranges from 2.50:1.00 to 1.80:1.00 for the applicable measurement periods. For the twelve months ended December 31, 2010, our actual leverage ratio was 2.06:1.00 (compared to a maximum leverage ratio of 2.5:1.00); and

•
During the months of April through December, REMC must maintain at least $7.5 million of unrestricted cash and permitted investments and during the months of January through March, REMC must maintain at least $5.0 million of unrestricted cash and permitted investments. At December 31, 2010, REMC had $36.6 million of unrestricted cash and permitted investments.

CONTRACTUAL OBLIGATIONS
We have entered into various contractual obligations as detailed in our Annual Report. During the normal course of business in the three months ended December 31, 2010, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the three months ended December 31, 2010, the following significant changes occurred to our contractual obligations:
•
The Company and REMC entered into the Second Amendment and the Second Incremental Loan Agreement. The 2010 Credit Agreement, as amended, matures on July 29, 2014 and, as of December 31, 2010, the balance of the 2010 Credit Agreement, as amended, was $92,769,000.

•
Natural gas purchase contracts committed decreased by $7,614,000 to $7,680,000. We are required to make additional prepayments under these purchase contracts in the event that market prices fall further below the purchase prices in the contracts. As of December 31, 2010, the natural gas purchase contracts included delivery dates through March 31, 2011. Subsequent to December 31, 2010, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through February 28, 2011. The total MMBTU’s associated with these additional contracts was $330,000 and the total amount of the purchase commitments was $1,536,000, resulting in a weighted average rate per MMBTU of $4.65.

•
Purchase obligations increased by $5,107,000 to $24,866,000 as measured by the total amount of open purchase orders. The increase is primarily due to the inclusion of open purchase orders for ClearFuels, Inc. which the Company is responsible for under the project support agreement.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings under the 2010 Credit Agreement, as amended. Borrowings under the 2010 Credit Agreement, as amended, bear interest at a variable rate based upon either LIBOR, or the lender’s alternative base rate, plus, in each case, an applicable margin. At December 31, 2010, 3 month LIBOR was approximately 0.30281, which is below the minimum of 2.5% in the 2010 Credit Agreement. As of December 31, 2010, we had outstanding borrowings under the 2010 Credit Agreement, as amended, of $92,769,000. Based upon the outstanding balances of our variable-interest rate debt at December 31, 2010, and assuming interest rates are above the applicable minimum, and increase or decrease by 100 basis points, the potential annual increase or decrease in annual interest expense is approximately $928,000. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as by supply and demand and other factors. In the normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply the needs of its customers during the high-delivery-volume spring and fall seasons. Fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing in 2008 and subsequently declining to lower levels. A hypothetical increase of $0.10 per MMBTU of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.
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
Evaluation of Disclosure Controls and Procedures. We have established and currently maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010. Accordingly, management has concluded that our consolidated financial statements contained in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affect our internal control over financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS.
Exhibit Index

10.1	Amended and Restated Distribution Agreement dated February 9, 2011, between Rentech, Inc. and Knight Capital Americas, L.P., successor in interest to Knight Capital Markets LLC.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.
Dated: February 9, 2011	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: February 9, 2011	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer