Form 10-Q
period 2011-03-31
RENTECH INC /CO/
filed 2011-05-10
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of April 30, 2011 was 222,860,964.

RENTECH, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	As of
	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$77,320	$54,146
Restricted cash, short-term	—	100
Accounts receivable, net of allowance for doubtful accounts of $100 at March 31, 2011 and September 30, 2010	3,343	9,586
Inventories	19,944	6,966
Deposits on gas contracts	999	2,353
Prepaid expenses and other current assets	4,639	5,128
Other receivables, net	3,152	470

Total current assets	109,397	78,749

Property, plant and equipment, net	51,209	55,299

Construction in progress	55,944	41,098

Other assets
Other assets and deposits	16,757	17,599
Goodwill	7,209	7,209
Deferred income taxes	561	561

Total other assets	24,527	25,369

Total assets	$241,077	$200,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,527	$6,425
Accrued payroll and benefits	4,432	5,786
Accrued liabilities	14,489	13,515
Capital lease obligation	57	322
Deferred revenue	43,499	14,473
Accrued interest	2,784	2,725
Deferred income taxes	561	561
Current portion of term loan	39,230	12,835

Total current liabilities	109,579	56,642

Long-term liabilities
Term loan, net of current portion	45,300	48,040
Long-term convertible debt to stockholders	44,684	42,163
Advance for equity investment	7,892	7,892
Other long-term liabilities	524	425

Total long-term liabilities	98,400	98,520

Total liabilities	207,979	155,162

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 222,235 and 221,731 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	2,222	2,217
Additional paid-in capital	334,404	332,696
Accumulated deficit	(310,073)	(296,993)

Total Rentech stockholders’ equity	26,553	37,920
Noncontrolling interests	6,545	7,433

Total stockholders’ equity	33,098	45,353

Total liabilities and stockholders’ equity	$241,077	$200,515

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Revenues
Product sales	$23,524	$19,182	$65,537	$46,205
Service revenues	51	—	103	115

Total revenues	23,575	19,182	65,640	46,320

Cost of sales
Product sales	13,323	16,172	39,209	44,356
Service revenues	50	—	100	106

Total cost of sales	13,373	16,172	39,309	44,462

Gross profit	10,202	3,010	26,331	1,858

Operating expenses
Selling, general and administrative expense	7,432	6,776	14,768	13,845
Depreciation and amortization	559	487	1,132	984
Research and development	6,687	4,478	12,464	8,302
Other project costs	—	—	53	—
Gain on disposal of property, plant and equipment	(44)	(7)	(44)	(21)

Total operating expenses	14,634	11,734	28,373	23,110

Operating loss	(4,432)	(8,724)	(2,042)	(21,252)

Other income (expense), net
Interest and dividend income	37	55	82	169
Interest expense	(3,712)	(3,472)	(7,442)	(6,739)
Loss on debt extinguishment	—	(2,268)	(4,593)	(2,268)
Loss on investments	—	(1,473)	—	(1,231)
Other income, net	20	35	26	127

Total other expenses, net	(3,655)	(7,123)	(11,927)	(9,942)

Loss from continuing operations before income taxes and equity in net loss of investee company	(8,087)	(15,847)	(13,969)	(31,194)
Income tax benefit	—	—	1	—

Loss from continuing operations before equity in net loss of investee company	(8,087)	(15,847)	(13,968)	(31,194)
Equity in net loss of investee company	—	149	—	277

Loss from continuing operations	(8,087)	(15,996)	(13,968)	(31,471)
Income from discontinued operations	—	2	—	6

Net loss	(8,087)	(15,994)	(13,968)	(31,465)
Net loss attributable to noncontrolling interests	522	—	888	—

Net loss attributable to Rentech	$(7,565)	$(15,994)	$(13,080)	$(31,465)

Basic and diluted net loss per common share attributable to Rentech:
Continuing operations	$(0.03)	$(0.07)	$(0.06)	$(0.15)
Discontinued operations	0.00	0.00	0.00	0.00

Net loss	$(0.03)	$(0.07)	$(0.06)	$(0.15)

Weighted-average shares used to compute net loss per common share:
Basic and diluted	222,218	213,544	222,098	213,154

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

			Additional		Total Rentech		Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
	(Unaudited)

Balance, September 30, 2010	221,731	$2,217	$332,696	$(296,993)	$37,920	$7,433	$45,353
Issuance of common stock	25	—	—	—	—	—	—
Payment of offering costs	—	—	(82)	—	(82)	—	(82)
Stock-based compensation expense	—	—	2,098	—	2,098	—	2,098
Restricted stock units	479	5	(308)	—	(303)	—	(303)
Net loss	—	—	—	(13,080)	(13,080)	(888)	(13,968)

Balance, March 31, 2011	222,235	$2,222	$334,404	$(310,073)	$26,553	$6,545	$33,098
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Six Months
	Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(13,968)	$(31,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,987	5,103
Accretion expense	17	15
Bad debt expense	195	5
Utilization of spare parts	586	1,017
Gain on disposal of property, plant and equipment	(44)	(21)
Write-down of inventory to market	14	—
Non-cash interest expense	3,316	3,883
Loss on debt extinguishment	4,593	2,268
Loss on investments	—	1,231
Gain on sale of subsidiary	—	(6)
Stock-based compensation	2,098	2,857
Equity in net loss of investee company	—	277
Changes in operating assets and liabilities:
Accounts receivable	6,243	3,002
Property insurance claim receivable	—	1,795
Other receivables and receivable from related party	(836)	(51)
Receivables from insurance	(2,041)	—
Inventories	(11,962)	(6,619)
Deposits on gas contracts	1,354	(151)
Prepaid expenses and other current assets	(231)	413
Accounts payable	(1,899)	1,156
Deferred revenue	29,026	11,405
Accrued interest	60	(437)
Litigation settlement payable	1,954	—
Accrued liabilities, accrued payroll and other	(2,011)	(67)

Net cash provided by (used in) operating activities	21,451	(4,390)

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(16,816)	(12,661)
Proceeds from disposal of property, plant and equipment	5	1,014
Proceeds from sale of available for sale securities	—	4,769
Other items	(821)	(875)

Net cash used in investing activities	(17,632)	(7,753)

Cash flows from financing activities
Proceeds from term loan, net of original issue discount	50,960	60,625
Retirement of term loan, including costs	—	(38,040)
Payments on capital lease	(265)	—
Payments on debt and notes payable	(29,908)	(1,185)
Payment of debt issuance costs	(290)	(3,662)
Payments on notes payable for financed insurance premiums	(1,060)	(929)
Payment of offering costs	(82)	(183)
Payments on line of credit on available for sale securities	—	(4,532)
Proceeds from issuance of common stock	—	1,303
Proceeds from options and warrants exercised	—	16

Net cash provided by financing activities	19,355	13,413

Increase in cash and cash equivalents	23,174	1,270
Cash and cash equivalents, beginning of period	54,146	69,117

Cash and cash equivalents, end of period	$77,320	$70,387

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Continued from previous page)
Excluded from the statements of cash flows for the six months ended March 31, 2011 and 2010 were the effects of certain non-cash investing and financing activities as follows:

	For the Six Months
	Ended March 31,
	2011	2010
	(Unaudited)
Cashless exercise of warrants	$—	$8
Purchase of insurance policies financed with a note payable	516	379
Restricted stock units surrendered for withholding taxes payable	303	132
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of Rentech, Inc. and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position at March 31, 2011, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and a variable interest entity (“VIE”) of which the Company is considered the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2010 (the “Annual Report”).
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
Because of their short-term nature, the amounts reported in the Company’s consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and current portion of term loan approximate fair value.
The Company has evaluated events, if any, which occurred subsequent to March 31, 2011 through the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.
Note 2 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a standard which provides guidance about the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning on October 1, 2010. The Company did not transfer financial assets during the six months ended March 31, 2011; therefore the adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures for the three and six months ended March 31, 2011.
In June 2009, the FASB issued a standard which amends previous guidance related to the determination as to whether an entity is a VIE, and ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning on October 1, 2010. The Company applied the previous guidance in fiscal year 2010 to determine the accounting treatment for its investment in ClearFuels Technology Inc. (“ClearFuels”). The Company determined that it was the primary beneficiary of ClearFuels’ operations. Therefore, the operations of ClearFuels were consolidated as of September 3, 2010. The adoption of this standard, as amended, did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures for the three and six months ended March 31, 2011.
Note 3 — Accounts Receivable
Accounts receivable consisted of the following:

	As of
	March 31,	September 30,
	2011	2010
	(in thousands)
Trade receivables from nitrogen products	$3,343	$9,578
Trade receivables from alternative energy	100	108

Total accounts receivable, gross	3,443	9,686
Allowance for doubtful accounts on trade accounts receivable	(100)	(100)

Total accounts receivable, net	$3,343	$9,586

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 4 — Inventories
Inventories consisted of the following:

	As of
	March 31,	September 30,
	2011	2010
	(in thousands)
Finished goods	$19,463	$6,338
Raw materials	481	628

Total inventory	$19,944	$6,966

Note 5 — Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consisted of the following:

	As of
	March 31,	September 30,
	2011	2010
	(in thousands)
Land	$1,882	$1,811
Buildings and building improvements	10,031	10,323
Machinery and equipment	75,846	74,625
Furniture, fixtures and office equipment	865	861
Computer equipment and computer software	4,750	4,657
Vehicles	201	172
Leasehold improvements	73	73
Conditional asset (asbestos removal)	210	210

	93,858	92,732
Less accumulated depreciation	(42,649)	(37,433)

Total depreciable property, plant and equipment, net	$51,209	$55,299

Construction in progress consisted of the following:

	As of
	March 31,	September 30,
	2011	2010
	(in thousands)
Construction in progress for projects under development	$41,669	$32,028
Accumulated capitalized interest costs related to projects under development	8,480	6,105
Construction in progress for East Dubuque Plant (as defined below)	5,304	2,474
Software in progress (under capital lease)	464	464
Conditional asset (asbestos removal)	27	27

Total construction in progress	$55,944	$41,098

The Company has a legal obligation to handle and dispose of asbestos at its plant at East Dubuque, Illinois (the “East Dubuque Plant”) and at the site of its proposed project near Natchez, Mississippi (the “Natchez Project”) in a special manner when conducting major or minor renovations or when buildings at these locations are demolished, even though the timing and method of the handling and disposal of asbestos are conditional on future events that may or may not be in its control. As a result, the Company has a conditional obligation for this disposal. In addition, the Company, through its normal repair and maintenance program, may encounter situations in which it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate and record the fair value of the asset retirement obligation for each property. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at March 31, 2011 and accretion expense for the six months ended March 31, 2011 were $285,000 and $17,000, respectively.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 6 — Investment in ClearFuels Technology Inc.
The Company has consolidated the operations of ClearFuels as of September 3, 2010 because the Company became the primary beneficiary of ClearFuels, a VIE. On April 14, 2011, the Company gave ClearFuels notice of the exercise of its option to acquire a substantial majority of the equity of ClearFuels (Note 13 — Subsequent Events).
On June 23, 2009, the Company acquired 4,377,985 shares of Series B-1 Preferred Stock, representing a 25% ownership interest in ClearFuels, and rights to license ClearFuels’ biomass gasification technology, in exchange for a warrant to purchase up to five million shares of the Company’s common stock, access to the Company’s Product Demonstration Unit (the “PDU”) in Colorado for construction and operation of a ClearFuels biomass gasifier (the “ClearFuels Gasifier”), and certain rights to license the Rentech Process, including the exclusive right for projects using bagasse as a feedstock. The warrant vests in three separate tranches with one tranche of 2 million shares vested as of the closing date, and two tranches of 1.5 million shares each to vest on the achievement by ClearFuels of established milestones. The exercise price for the first tranche is $0.60 per share and the exercise price per share for the second and third tranches will be set at the ten-day average trading price of the Company’s common stock at the time of vesting. The fair value of the warrant was calculated using the Black-Scholes option-pricing model at $628,815. This fair value was based on the vested tranche of 2 million shares because the Company cannot currently determine the probability that ClearFuels will achieve the milestones that would trigger vesting of the second and third tranches.
ClearFuels is a private company and a market does not exist for its common or preferred stock. As a result, the Company determined the fair value of its investment in ClearFuels to be equal to the fair market value of the vested warrant issued to ClearFuels at the closing. In June 2009, the Company determined that ClearFuels was a VIE, but the Company was not its primary beneficiary. Through September 3, 2010, the investment in ClearFuels was recorded in other assets and deposits under the equity method of accounting. At September 3, 2010, the investment balance was $0.
ClearFuels was selected by the U.S. Department of Energy (the “DOE”) to receive up to approximately $23 million as a grant to construct a ClearFuels Gasifier. On September 3, 2010, the Company and ClearFuels executed a project support agreement (the “Project Support Agreement”) which detailed the responsibilities of both parties regarding the second phase of construction of the ClearFuels Gasifier. Pursuant to the terms of the Project Support Agreement, the Company provided the DOE with a certification of its support of the ClearFuels Gasifier and it assumed operational control and full decision making authority over the project as of October 1, 2010. The Company is responsible for budgeted construction payments for the project after October 1, 2010, and expects to receive reimbursement from the DOE for approximately 62% of those payments and of all costs and expenses it has incurred to support the ClearFuels Gasifier. The Company estimates that third party cash expenses, excluding costs and expenses incurred to operate the PDU in support of the project, will total approximately $2 million after receipt of all DOE reimbursements.
Under accounting guidance, based on the execution of the Project Support Agreement, the Company reconsidered whether it was the primary beneficiary of ClearFuels. The Company determined that as of September 3, 2010 it was the primary beneficiary as it is responsible for a majority of ClearFuels’ losses or entitled to receive a majority of ClearFuels’ residual returns through its equity interest and as a result of the Project Support Agreement. Therefore, the operations of ClearFuels have been consolidated as of September 3, 2010. Noncontrolling interests represents the portion of equity or income in ClearFuels not attributable, directly or indirectly, to the Company.
The Company recorded total assets, net assets, revenue and net loss of $9.4 million, $9.3 million, $0 and $0.3 million, respectively, in its consolidated financial statements as of and for the fiscal year ended September 30, 2010 from the consolidation of ClearFuels. In accordance with the guidance for accounting for business combinations, the assets, liabilities and amounts attributed to noncontrolling interests have been recorded at fair value on the date of consolidation. In the six months ended March 31, 2011, the Company made retrospective adjustments to notes receivable, prepaid expenses and goodwill in the opening balance sheet of ClearFuels as of September 3, 2010 due to working capital adjustments.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
The following items were recorded on the consolidated balance sheets as of September 30, 2010 (in thousands):

		Purchase
		Price
	September 30, 2010	Allocation	September 30, 2010
	(previously reported)	Adjustment	(adjusted)

Cash	$747	$0	$747

Notes receivable and accrued interest on notes receivable(1)	250	22	272

Prepaid expenses	1,710	(571)	1,139

Goodwill	6,660	549	7,209

Fixed assets	8	0	8

Other assets	5	0	5

Accounts payable	63	0	63

(1)	Recorded in Other Receivables on the Consolidated Balance Sheet
The fair value of the Company’s interest in ClearFuels was determined to be approximately $1,909,000. The difference between the fair value and the investment balance, which was $0 at September 3, 2010, was recorded in the fourth quarter of fiscal year 2010 as a gain on equity method investment in the consolidated statements of operations in the amount of $1,909,000. The Company has not pledged any of the consolidated assets as collateral for any obligation of ClearFuels.
Under the Project Support Agreement, the Company’s obligations to incur costs and expenses for the ClearFuels Gasifier extend until the earlier of (a) the date that ClearFuels closes a financing with proceeds of at least $25,000,000 (a “Qualified Financing”) for construction of the ClearFuels Gasifier and other technology and development efforts or (b) March 31, 2011. A Qualified Financing did not occur by March 31, 2011. However, the Company may elect in its discretion to continue to incur such costs and expenses after its obligation to do so terminated. The Company has exercised an option to acquire substantially all the remaining equity of ClearFuels for no additional consideration, which became exercisable because a Qualified Financing had not occurred by March 31, 2011. For additional information regarding the Company’s exercise of its option, refer to Note 13 — Subsequent Events.
Note 7 — Debt
On November 24, 2010, the Company and Rentech Energy Midwest Corporation (“REMC”) entered into a Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent (the “Second Amendment”) to the 2010 Credit Agreement (as defined below) among REMC, the Company, certain subsidiaries of the Company, certain lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (“Credit Suisse”). The Second Amendment further amends and waives certain provisions of a senior collateralized credit agreement entered into by the Company, REMC, Credit Suisse and the lenders party thereto on January 29, 2010, as initially amended on July 21, 2010 (the “First Amendment”) (such credit agreement with the First Amendment and Second Amendment the “2010 Credit Agreement”).

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
The Second Amendment, among other things, (1) permitted a special distribution by REMC to the Company in 2011 of up to $5 million, subject to compliance with and satisfaction of certain conditions; (2) modified the definition of “Required Lenders”, the requirement regarding prepayment of excess cash flow, the prepayment premium schedule, the interest coverage financial covenant, the maximum leverage financial covenant and certain other covenants such as indebtedness, liens, restricted payments and capital expenditures; (3) waived the EBITDA (as defined in the Second Amendment) and maximum principal requirements in connection with the Second Incremental Loan (as described below); and (4) increased the maximum aggregate uncommitted incremental term loan amount to $40 million under which REMC may request future borrowing subject to the satisfaction of certain conditions. In connection with the Second Amendment, REMC prepaid $20 million of outstanding principal from cash on hand that REMC had reserved for such purpose. Approximately $8.685 million of the $20 million prepayment was deducted from the mandatory excess cash flow prepayment requirement for fiscal year 2010, leaving REMC with no additional prepayment requirement for fiscal year 2010. Of such prepayment $11 million will be credited against the mandatory excess cash flow prepayment requirement for fiscal year 2011.
Concurrently with entering into the Second Amendment, REMC and the Company entered into a second incremental loan assumption agreement (the “Second Incremental Loan Agreement”) to borrow an additional $52.0 million incremental term loan (the “Second Incremental Loan”). The Second Incremental Loan was issued with an original issue discount of 2%. Net proceeds of approximately $50.85 million from the Second Incremental Loan were distributed to the Company in the form of a dividend from REMC. As permitted by terms of the Second Amendment, REMC made a special distribution to the Company on March 11, 2011 of $5 million. Simultaneously with this distribution, REMC made a permitted early prepayment of the term loan of $5 million.
The Second Amendment was accounted for as an extinguishment of debt, taking into consideration the change in future cash flows after this amendment and amendments in the preceding 12 months. As a result, for the six months ended March 31, 2011, a loss on extinguishment of debt of $4.6 million was recorded in the consolidated statements of operations.
All outstanding term loans under the 2010 Credit Agreement bear interest, at the election of REMC, at either (a)(i) the greater of LIBOR or 2.5%, plus (ii) 10.0% or (b)(i) the greatest of (w) the prime rate, as determined by Credit Suisse, (x) 0.5% in excess of the federal funds effective rate, (y) LIBOR plus 1.0% or (z) 3.5% plus (ii) 9.0%. Interest payments are generally made on a quarterly basis. The term loans outstanding under the 2010 Credit Agreement mature on July 29, 2014 and were or are subject to annual amortization, payable quarterly, of 7.5% of the outstanding principal amount in calendar years 2010 and 2011, 15.0% of the outstanding principal amount in calendar years 2012 and 2013, and the remainder payable in the last six months prior to, and at, maturity.
The obligations under the 2010 Credit Agreement are collateralized by substantially all of the Company’s assets and the assets of most of the Company’s subsidiaries, including a pledge of the equity interests in most of the Company’s subsidiaries. In addition, REMC granted the lenders a mortgage on its real property to collateralize its obligations under the 2010 Credit Agreement and related loan documents. The obligations under the 2010 Credit Agreement are also guaranteed by the Company and certain of its subsidiaries. The 2010 Credit Agreement contains restrictions on the amount of cash that can be transferred from REMC to the Company or its non-REMC subsidiaries. The 2010 Credit Agreement includes restrictive covenants that limit, among other things, the Company and certain subsidiaries’ ability to make investments, dispose of assets, pay cash dividends and repurchase stock.
Long-term debt consists of the following:

	As of
	March 31,	September 30,
	2011	2010
	(in thousands)
Face value of term loan under the credit agreements	$85,383	$63,291
Less unamortized discount	(853)	(2,416)

Book value of term loan under the credit agreements	84,530	60,875
Less current portion	(39,230)	(12,835)

Term loan, long-term portion	$45,300	$48,040

Note 8 — Convertible Debt
In April 2006, the Company issued $57,500,000 in aggregate principal amount of 4.00% Convertible Senior Notes due 2013 (the “Notes”) with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is a component of other assets and deposits on the consolidated balance sheets.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Upon achievement of the conversion criteria, the Notes may be converted into 14,332,002 shares of common stock, subject to adjustment.
Based on the market prices, the estimated fair value of the Notes was approximately $53.0 million as of March 31, 2011.
Note 9 — Commitments and Contingencies
Natural Gas Agreements
The Company’s policy and practice are to enter into fixed-price purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may enter into a limited amount of additional fixed-price purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Company has entered into multiple natural gas supply contracts, including both fixed- and indexed-price contracts, for various delivery dates through June 30, 2011. Commitments for natural gas purchases consist of the following:

	As of
	March 31,	September 30,
	2011	2010
	(in thousands, except
	weighted average rate)
MMBTU’s under fixed-price contracts	840	3,465
MMBTU’s under index-price contracts	431	403

Total MMBTU’s under contracts	1,271	3,868

Commitments to purchase natural gas	$5,230	$15,294
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$4.11	$3.95
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
In October 2009, the United States Environmental Protection Agency (the “EPA”) Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the #1 nitric acid plant at the East Dubuque Plant. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s Clean Air Act National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to nitric acid plants, which seeks to reduce emissions from nitric acid plants through proceedings that result in the installation of new pollution control technology. The Company continues to engage in dialogue with the EPA regarding the Company’s defenses to the alleged violations and has had meetings and conversations with the EPA to discuss technical issues associated with the installation, and the associated monitoring and emissions limits, of any new pollution control technology to resolve the EPA’s alleged violations. The EPA has informed the Company that it has referred this matter to the United States Department of Justice. Based on discussions with the EPA, the Company does not believe that the matter will have a material adverse effect on the Company.
Between December 29, 2009 and January 6, 2010, three purported class action shareholder lawsuits were filed against the Company and certain of its current and former directors and officers in the United States District Court for the Central District of California (“C.D. Cal.”) alleging that the Company and the named current and former directors and officers made false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. Plaintiffs in the actions purport to bring claims on behalf of all persons who purchased the Company’s securities between May 9, 2008 and December 14, 2009 and seek unspecified damages, interest, and attorneys’ fees and costs. The cases were consolidated as Michael Silbergleid v. Rentech, Inc., et al. (In re Rentech Securities Litigation), Lead Case No. 2:09-cv-09495-GHK-PJW (C.D. Cal.) (the “Securities Action”), and a lead plaintiff was appointed on April 5, 2010. The Lead plaintiff filed a consolidated complaint on May 20, 2010, and the Company filed a motion to dismiss the action on October 15, 2010. The Company announced on March 23, 2011 that it has reached an agreement to settle these matters with a settlement fund provided by its insurance carrier of approximately $1.8 million, subject to court approval of the settlement.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Between January 22, 2010 and February 10, 2010, five shareholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Los Angeles (“LASC”). The initial complaints allege that the named current and former directors and officers caused the Company to make false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. The plaintiffs, who purport to assert claims on behalf of the Company, seek various equitable and/or injunctive relief, unspecified restitution to the Company, interest, and attorneys’ fees and costs. The cases before the United States District Court are consolidated as John Cobb v. D. Hunt Ramsbottom, et al. (In re Rentech Derivative Litigation), Lead Case No. 2:10-cv-0485-GHK-PJW (C.D. Cal.), and the cases before the Superior Court are consolidated as Andrew L. Tarr v. Dennis L. Yakobson, et al., LASC Master File No. BC430553. The Company announced on March 23, 2011 that it has agreed to settle these matters by adopting certain corporate governance practices and paying, or causing its insurance carrier to pay, plaintiffs’ attorneys fees and expenses of approximately $300,000, subject to court approval of the settlement.
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

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues
Nitrogen products manufacturing	$23,524	$19,182	$65,537	$46,205
Alternative energy	51	—	103	115

Total revenues	$23,575	$19,182	$65,640	$46,320

Operating income (loss)
Nitrogen products manufacturing	$9,418	$2,374	$24,424	$420
Alternative energy	(13,850)	(11,098)	(26,466)	(21,672)

Total operating loss	$(4,432)	$(8,724)	$(2,042)	$(21,252)

Income (loss) from continuing operations
Nitrogen products manufacturing	$6,410	$(1,846)	$13,926	$(5,541)
Alternative energy	(14,497)	(14,150)	(27,894)	(25,930)

Total loss from continuing operations	$(8,087)	$(15,996)	$(13,968)	$(31,471)

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	March 31,	September 30,
	2011	2010
	(in thousands)
Total assets
Nitrogen products manufacturing	$118,956	$108,220
Alternative energy	122,121	92,295

Total assets	$241,077	$200,515

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
For the three and six months ended March 31, 2011, approximately 39.9 million shares and for the three and six months ended March 31, 2010, approximately 42.1 million shares of the Company’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.
Note 13 — Subsequent Events
On April 12, 2011, GCSEC Holdings, LLC (“GCSEC”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Biomass Energy Holdings LLC (“Seller”), and acquired 100% of the membership interests of Northwest Florida Renewable Energy Center LLC (“NWFREC”).
NWFREC is developing the Port St. Joe Renewable Energy Center (the “Port St. Joe Project”) located in Port St. Joe, Florida. The Port St. Joe Project is designed to use a Rentech-SilvaGas biomass gasifier to provide synthesis gas to a combined-cycle power plant to produce renewable power from woody biomass. The Company has signed a term sheet with White Construction, Inc. to serve as the basis for an engineering, procurement and construction contract for construction of the Port St. Joe Project (the “EPC Contract”).
The consideration for the purchase of NWFREC has been deferred and may be paid in part at the closing of construction financing from proceeds of that financing, and in part from available operating cash flow of the project following commencement of commercial operation. Subject to adjustments set forth in the Purchase Agreement, the maximum consideration to be paid for the project is $6 million, consisting of approximately $4.9 million of cash payments and $1.1 million of equity in NWFREC. The cash portion represents development costs to date paid by Seller plus 10% of such costs. The cash consideration may be paid 30% at the closing of construction financing, and 70% from available cash flows of the project, both subject to approval of any lenders to, or new equity investors in, the project. The purchase price can be decreased in certain instances, including in the event that the lump sum turnkey price in the EPC Contract exceeds an agreed-upon maximum price.
GCSEC has agreed in the Purchase Agreement to continue to develop the Port St. Joe Project through the fall of 2011 in accordance with a development budget. In the event that the Company fails to fund development activities in accordance with the budget, other than for good cause (as defined in the Purchase Agreement), the Company would be obligated to pay Seller a $1 million break fee and Seller may, at its option, require GCSEC to re-convey NWFREC back to Seller for a potential deferred purchase price. If the Port St. Joe Project achieves financial close within five years of a re-conveyance, then the Company would be reimbursed for its development costs and any break-up fee and it would receive an equity interest in NWFREC on terms substantially similar to those described above for deferred payments and equity for Seller.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
With the commercialization of the Company’s biomass-to-power technology through the Port St. Joe Project, the Company will focus its renewable energy project in Rialto, California (the “Rialto Project”) on commercialization of its synthetic fuels technology by shifting the design of that project from the co-production of renewable power and fuels to a maximum renewable fuels configuration. The Rialto Project has been a candidate for a loan guarantee in the DOE’s Section 1705 Title XVII Loan Guarantee Program, which requires that projects commence construction no later than September 30, 2011. The Rialto Project remains in due diligence in the DOE’s loan guarantee program, and the Company intends to pursue a loan guarantee under Section 1703 of Title XVII, which does not include a deadline for commencement of construction. The Company intends to use additional time available under the 1703 program to optimize the Rialto Project, designing it for maximum fuel output and reducing the project’s capital costs, the estimate for which had become higher than the Company initially estimated.
On April 14, 2011, the Company gave ClearFuels notice of the exercise of its option to acquire a substantial majority of the equity of ClearFuels. Upon closing of the transaction, the Company would own 95% of the equity of ClearFuels, with existing ClearFuels investors retaining a 5% equity interest. The transaction will be accomplished through the merger of a subsidiary of Rentech into ClearFuels, with ClearFuels continuing as the surviving company in the merger.
Consideration for the shares of ClearFuels to be acquired by Rentech consists of the obligations assumed by the Company in the Project Support Agreement to support the construction of the ClearFuels Gasifier. In connection with the transactions contemplated by the option and agreement and plan of merger and the Project Support Agreement, the Company also expects to issue a warrant to purchase approximately two million shares of Company common stock and to provide the minority shareholders in ClearFuels with a carried interest in a potential project in Hawaii, which is currently being developed by ClearFuels.
On May 6, 2011, the Company announced that its proposed Olympiad Renewable Energy Centre (the “Olympiad Project”) in The Township of White River, Ontario, had been selected by the Province of Ontario for a proposed supply of up to 1.1 million cubic meters (1.3 million U.S. tons) per year of Crown timber. The award would provide the Company with a reliable long-term supply of biomass for its proposed Olympiad Project. The Olympiad Project, scheduled to be in service in 2015, will be designed as a state-of-the-art renewable energy facility that will employ the Company’s Rentech-ClearFuels biomass gasification system and the Rentech Process to produce the only type of alternative jet fuel certified for use in commercial aviation today. The Company has recently submitted an application for funding to the NextGen Biofuels Fund, which funds up to 40 per cent to a maximum of C$200 million (approximately $207 million) of eligible project development and construction costs, which would be repaid from a percentage of the project’s cash flows. The Olympiad Project is estimated to have a total project cost in excess of $500 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain information included in this report and other reports or materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect the Company’s results include the risk factors detailed in “Part I. — Item 1A. Risk Factors” in the Annual Report and from time to time in the Company’s other periodic reports and registration statements filed with the SEC. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. We undertake no responsibility to update any of the forward-looking statements after the date of this report to conform them to actual results.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, construction in progress, the valuation of financial instruments, long-lived assets and intangible assets, stock-based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.
RESULTS OF OPERATIONS
More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in our Annual Report.
Seasonality
Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at REMC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage shipped by quarter for the last three fiscal years and the six months ended March 31, 2011.

	For the Fiscal Years Ended September 30,
	2011	2010	2009	2008
	(in thousands of tons)
First Quarter	167	124	115	171
Second Quarter	89	86	65	103
Third Quarter	n/a	206	203	170
Fourth Quarter	n/a	181	150	199

Total Tons Shipped for Fiscal Year	256	597	533	643

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
As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our products are typically pre-sold for later shipment, and the timing of these pre-sales and the amount of down payments as a percentage of the total contract price may vary with market conditions. The variation in the timing of these pre-sales and of these contract terms may add to the seasonality of our cash flows and working capital.
THREE AND SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2010:
Continuing Operations
Revenues

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues:
Product shipments	$23,524	$18,770	$65,537	$44,354
Natural gas sales of excess inventory	—	412	—	1,851

Total nitrogen products manufacturing	$23,524	$19,182	$65,537	$46,205
Alternative energy	51	—	103	115

Total revenues	$23,575	$19,182	$65,640	$46,320

	For the Three Months		For the Three Months
	Ended March 31, 2011		Ended March 31, 2010
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	20	$11,780	23	$8,461
Urea Ammonium Nitrate	30	6,036	25	4,396
Urea (liquid and granular)	9	4,046	11	4,488
Carbon Dioxide	27	725	24	702
Nitric Acid	3	937	3	723

Total	89	$23,524	86	$18,770

	For the Six Months		For the Six Months
	Ended March 31, 2011		Ended March 31, 2010
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	64	$34,127	68	$22,882
Urea Ammonium Nitrate	109	20,953	82	12,524
Urea (liquid and granular)	15	6,980	16	6,450
Carbon Dioxide	61	1,508	39	1,071
Nitric Acid	7	1,969	5	1,427

Total	256	$65,537	210	$44,354

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
The increase in revenue for the three and six months ended March 31, 2011 compared to the three and six months ended March 31, 2010 was due to increased sales prices for a majority of products and sales volume for urea ammonium nitrate solution, partially offset by lower sales volume for anhydrous ammonia and granular urea. Sales volume increased for urea ammonium nitrate solution due to a higher availability of product in the current year, as compared to the previous year during which the scheduled plant shutdown, in October 2009, and subsequent equipment failures resulted in less production of urea ammonium nitrate solution.
The average sales price per ton in the second quarter of the current fiscal year as compared with that of the prior fiscal year increased by 60% for anhydrous ammonia and by 14% for urea ammonium nitrate solutions. These two products comprised approximately 76% and 69% of the product sales for the three months ended March 31, 2011 and 2010, respectively. The average sales price per ton in the six months ended March 31, 2011 as compared with that of the six months ended March 31, 2010 increased by 58% for anhydrous ammonia and by 26% for urea ammonium nitrate solutions. These two products comprised approximately 84% and 80% of the product sales for the six months ended March 31, 2011 and 2010, respectively. Average sales prices per ton increased due to higher demand caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2011.
Alternative Energy. This segment generates revenues for technical services and licensing activities related to the Company’s technologies.
Cost of Sales

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of sales:
Product shipments	$13,323	$15,700	$39,209	$38,183
Turnaround expenses	—	44	—	3,995
Natural gas sales of excess inventory	—	428	—	2,121
Natural gas sales with simultaneous purchase	—	—	—	57

Total nitrogen products manufacturing	$13,323	$16,172	$39,209	$44,356
Alternative energy	50	—	100	106

Total cost of sales	$13,373	$16,172	$39,309	$44,462

Nitrogen Products Manufacturing. The cost of sales for product shipments for the three months ended March 31, 2011 decreased from the prior comparable period primarily due to lower natural gas prices. Natural gas and labor costs comprised approximately 55% and 12%, respectively, of cost of sales on product shipments for the three months ended March 31, 2011. Natural gas and labor costs comprised approximately 62% and 11%, respectively, of cost of sales on product shipments for the three months ended March 31, 2010. The cost of sales for product shipments for the six months ended March 31, 2011 increased from the prior comparable period primarily due to higher sales volume, partially offset by lower gas prices. Natural gas and labor costs comprised approximately 55% and 12%, respectively, of cost of sales on product shipments for the six months ended March 31, 2011. Natural gas and labor costs comprised approximately 57% and 13%, respectively, of cost of sales on product shipments for the six months ended March 31, 2010.
Turnaround expenses represent the cost of shutting down the plant for scheduled maintenance, which is done approximately every two years. A plant turnaround occurred in October 2009. As a result, during the six months ended March 31, 2010, the Company incurred turnaround expenses of $3,995,000. There was no plant turnaround during the six months ended March 31, 2011.
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

Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $1,365,000 and $1,636,000 for the three months ended March 31, 2011 and 2010, respectively. Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $3,853,000 and $4,118,000 for the six months ended March 31, 2011 and 2010, respectively.
Alternative Energy. The cost of sales for our alternative energy segment was for costs incurred for work performed under technical services contracts.
Gross Profit (Loss)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Gross profit (loss):
Product shipments	$10,201	$3,070	$26,328	$6,171
Turnaround expenses	—	(44)	—	(3,995)
Natural gas sales of excess inventory	—	(16)	—	(270)
Natural gas sales with simultaneous purchase	—	—	—	(57)

Total nitrogen products manufacturing	$10,201	$3,010	$26,328	$1,849
Alternative energy	1	—	3	9

Total gross profit (loss)	$10,202	$3,010	$26,331	$1,858

Nitrogen Products Manufacturing. The gross profit for product shipments for the three and six months ended March 31, 2011 increased compared to the prior comparable periods primarily due to higher sales prices and sales volume and lower gas prices.
Operating Expenses

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating expenses:
Selling, general and administrative	$7,432	$6,776	$14,768	$13,845
Depreciation and amortization	559	487	1,132	984
Research and development	6,687	4,478	12,464	8,302
Other project costs	—	—	53	—
Gain on disposal of property, plant and equipment	(44)	(7)	(44)	(21)

Total operating expenses	$14,634	$11,734	$28,373	$23,110

Selling, General and Administrative Expenses. During the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, selling, general and administrative expenses increased by $656,000 or 10%. During the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, selling, general and administrative expenses increased by $923,000 or 7%. The increase for both the three and six months ended March 31, 2011 was primarily due to an increase in salaries as a result of additional headcount, an increase in computer services and support and increases in professional services, partially offset by a decrease in stock-based compensation and legal expense.
Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets that support general and administrative functions and that expense is recorded in operating expense. The amount of depreciation and amortization expense within operating expenses increased by $72,000 and $148,000 for the three and six months ended March 31, 2011, respectively, which was primarily attributable to increased amortization of intellectual property as a result of revisions to the amortization period of the patents.
The majority of depreciation originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.
Research and Development. We incur research and development expenses at our technology center in Commerce City, Colorado, where we actively conduct work to further improve our technologies and to perform services for our customers. These expenses are included in our alternative energy segment. Research and development expenses increased by $2,209,000 during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in research and development expense was primarily caused by increased expenses at the PDU for plant modifications and repairs; expenses to support a significantly higher number of operating days; and an increase of $444,000 of expense due to the consolidation of ClearFuels. Research and development expenses increased by $4,162,000 during the six months ended March 31, 2011, compared to the six months ended March 31, 2010. The increase in research and development expense was primarily caused by increased expenses at the PDU for plant modifications and repairs; expenses to support a significantly higher number of operating days; and an increase of $899,000 of expense due to the consolidation of ClearFuels.

Operating Income (Loss)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income (loss) from operations:
Product shipments	$9,418	$2,434	$24,424	$4,742
Turnaround expenses	—	(44)	—	(3,995)
Natural gas sales of excess inventory	—	(16)	—	(270)
Natural gas sales with simultaneous purchase	—	—	—	(57)

Total nitrogen products manufacturing	$9,418	$2,374	$24,424	$420
Alternative energy	(13,850)	(11,098)	(26,466)	(21,672)

Total loss from operations	$(4,432)	$(8,724)	$(2,042)	$(21,252)

Nitrogen Products Manufacturing. The increase in income from operations for product shipments for the three and six months ended March 31, 2011 as compared to the prior comparable periods was primarily due to higher sales prices and sales volume and lower gas prices.
Alternative Energy. Loss from operations primarily consists of operating expenses, such as selling, general and administrative, depreciation and amortization, and research and development.
ANALYSIS OF CASH FLOW
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Six Months
	Ended March 31,
	2011	2010
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$21,451	$(4,390)
Investing activities	(17,632)	(7,753)
Financing activities	19,355	13,413

Net increase in cash and cash equivalents	$23,174	$1,270

Cash Flows from Operating Activities
Net Loss. The Company had net losses of $13,968,000 and $31,465,000 for the six months ended March 31, 2011 and 2010, respectively. The cash flows provided by or used in operations during these periods, primarily resulted from the following operating activities:
Loss on debt extinguishment. During the six months ended March 31, 2011, REMC entered into the Second Amendment; the transaction was accounted for as an extinguishment of debt. As a result, a loss on debt extinguishment was recorded for $4,593,000. During the six months ended March 31, 2010, REMC entered into the 2010 Credit Agreement; the transaction was accounted for as an extinguishment of debt. As a result, a loss on debt extinguishment was recorded for $2,268,000.
Accounts Receivable. During the first six months of fiscal 2011 and fiscal 2010, accounts receivable decreased by $6,243,000 and $3,002,000, respectively, caused by low winter sales volume due to normal seasonality of the fertilizer business. The decrease was higher in fiscal 2011 due to a high accounts receivable balance at September 30, 2010 which resulted from high summer sales volume, mainly due to some large shipments by barge.
Property Insurance Claim Receivable. During fiscal year 2009, we recorded a property insurance claim receivable for insured property losses related to a weather-related shutdown of REMC in January 2009. During the six months ended March 31, 2010, the Company collected the outstanding balance of $1,795,000.
Receivables from Insurance / Litigation Settlement Payable. During the six months ended March 31, 2011, we recorded insurance claim receivables of $2,041,000 relating to the class action shareholder lawsuits and the shareholder derivative lawsuits described in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. During the same period, we also recorded an accrual of $1,954,000 for the related litigation settlements. Accounting guidance does not allow for the offset of these items in the balance sheets.

Inventories. During the first six months of fiscal 2011 and fiscal 2010, inventories increased by $11,962,000 and $6,619,000 due to seasonal build-up of inventory during the winter months in anticipation of the high volume spring planting season. The increase in 2011 was more than the increase in fiscal 2010 due to a lower inventory balance leading into the 2011 fiscal year which resulted from high summer sales volume, mainly due to some large shipments by barge.
Deferred Revenue. We record deferred revenue on product pre-sale contracts prior to delivery of the product to the extent we receive cash payments under those contracts. Deferred revenue increased $29,026,000 during the six months ended March 31, 2011, versus an increase of $11,405,000 during this same period in fiscal year 2010. The increase for both fiscal years is due to collection of cash on product pre-sale contracts prior to the high volume spring planting season. The greater increase in the current fiscal year was due to significantly higher sales prices and the fact that we have already begun collecting payments under product sales contracts for fall 2011.
Cash Flows from Investing Activities
Proceeds from Sale of Available for Sale Securities. During the six months ended March 31, 2010, the Company sold, through a tender offer and various sales, its entire holdings of available for sale securities for approximately $4,769,000, which resulted in a net loss on sale of investments of approximately $1,231,000. For the six months ended March 31, 2011, there were no such sales.
Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of $4,155,000 for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 was primarily due to an increase in spending for development activities at the Rialto Project that was capitalized; partially offset by decreased capital spending at REMC due to the high amount of capital spending during the October 2009 scheduled turnaround.
Cash Flows from Financing Activities
Proceeds from term loan, net of original issue discount. During the six months ended March 31, 2011, the Company entered into a second incremental loan assumption agreement to borrow an additional $52,000,000, with an original issue discount of $1,040,000. During the six months ended March 31, 2010, the Company replaced its then-existing credit agreement, which had an outstanding balance of $37,112,000 and issuance costs of $928,000, with the 2010 Credit Agreement with an initial principal amount of $62,500,000 and an original issue discount of $1,875,000.
Payments on debt and notes payable. During the six months ended March 31, 2011, in addition to $9,908,000 of scheduled principal payments, REMC prepaid $20,000,000 of outstanding principal in connection with the Second Amendment to the 2010 Credit Agreement, from cash on hand that REMC had reserved for such purpose.
Payments on Line of Credit on Available for Sale Securities. During the six months ended March 31, 2010, we paid off the line of credit with the net proceeds from the various sales of available for sale securities. For the six months ended March 31, 2011, there were no such sales.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
At March 31, 2011, our current assets totaled $109,397,000, including cash and cash equivalents of $77,320,000, of which $43,001,000 was held at REMC and was subject to the restrictions imposed by the 2010 Credit Agreement; and accounts receivable of $3,343,000. Our current liabilities were $109,579,000. We had long-term liabilities of $98,400,000, most of which related to our long-term convertible senior notes and debt under our 2010 Credit Agreement. REMC’s income from continuing operations for the six months ended March 31, 2011 was $13,926,000 compared to a loss from continuing operations of $5,541,000 for the six months ended March 31, 2010. The Company’s loss from continuing operations for the six months ended March 31, 2011 and 2010 was $13,968,000 and $31,471,000, respectively.
Pursuant to an Equity Distribution Agreement, as amended, we may sell up to approximately $43,700,000 of remaining aggregate gross sales price of common stock until February 9, 2012, subject to certain restrictions, including those related to the trading volume of our common stock and limitations on selling securities outside of the trading windows under the Company’s insider trading policy. In addition to liquidity, if any, available under the Equity Distribution Agreement, depending on capital market conditions, other sources of liquidity for corporate activities during fiscal years 2011 and 2012 could include the issuance of equity or equity-linked securities, project debt and project equity, and various forms of financing for REMC, including restructuring the 2010 Credit Agreement.

As of March 31, 2011 approximately $94,300,000 aggregate offering price of securities was available to be sold under our shelf registration statement (including up to $43,700,000 of common stock that may be sold under the Equity Distribution Agreement). This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
We may also consider sales of assets not used or held for use in our alternative energy segment as a source of capital that is not dilutive to our common stockholders to fund the Company’s non-REMC activities. We have received inquiries regarding the sale of a portion or all of our interest in REMC from time to time. We may, in the future, decide to pursue such a transaction if we believe the likely proceeds from such a sale are more valuable to the Company and its shareholders than the operating expertise we gain from owning REMC and the cash flow and financing proceeds that are expected to be generated by REMC.
Capital markets have experienced periods of extreme uncertainty over the past few years, and access to those markets has been difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all. Our failure to raise additional capital when needed would have a material adverse effect on our business, financial condition, results of operations and liquidity.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. Our budgeted liquidity needs (other than for REMC) extend through the end of our fiscal year, September 30, 2011, and include development costs to bring the Port St. Joe Project to the point where a closing of construction financing is possible, costs related to the completion of front-end engineering and design (“FEED”) for the original configuration of the Rialto Project, continued development of the Natchez Project and other projects, operation of the PDU, continued research and development of the Company’s technologies, construction of the ClearFuels Gasifier at the PDU, debt service requirements coming due within the next year and general working capital and administrative needs. We do not expect to require additional capital for these budgeted liquidity needs. We expect to require additional capital to continue these activities after the end of this fiscal year. In the event that such capital were not available, we would need to reduce the level of or discontinue some or all of these corporate and development activities. We would also require additional capital to close on construction financing for the Port St. Joe Project, which may occur before September 30, 2011.
The Port St. Joe Project is estimated to have a total project cost of approximately $225 million, based on feasibility engineering. The Company has received a term sheet from the DOE for a potential guarantee and commitment of an amount of debt that we expect would represent the majority of the capital required for the project. Construction of the project must commence by September 30, 2011 to qualify for a loan guarantee under the Section 1705 Title XVII Loan Guarantee Program, and the provision of a term sheet by the DOE is not an assurance that the project will receive a loan guarantee. We expect the remaining funding for the project to be from possible equity investors in the project and from equity that we may raise and invest in the project. Equity that we may invest could be raised through new or restructured financings at REMC or through the issuance of equity or debt securities by the Company. We cannot assure you that the equity funding for the Port St. Joe Project will be available on acceptable terms, or at all. In the event that the Company does not receive the required capital to fund the construction costs for the Port St. Joe Project on a timely basis then the Port St. Joe Project may not be completed.
We would also need additional capital during the next 12 months if we elected to pursue other significant development activities, such as continuing the development of the Rialto Project beyond the FEED phase, funding the development of certain new technologies, or pursuing other projects beyond the early development stages that they are in. Pre-FEED development activities for our projects require relatively low levels of spending. In the event that capital was not available, we would not be able to advance the Rialto Project beyond FEED or advance other projects into the feasibility or FEED stages. We expect to obtain additional capital through various combinations of project debt and equity, equity or debt issued by the Company, asset sales, equity from strategic partners and suppliers, equity or debt issued by or other new financings at REMC, and various forms of government support, but there is no assurance that these sources of capital will be available to us.
During the next 12 months, we expect REMC’s principal liquidity needs, which include costs to operate and maintain the East Dubuque Plant, such as its ordinary course needs for working capital, debt service requirements coming due within the next year and capital expenditures, to be met from cash on hand at REMC and cash forecasted to be generated by REMC’s operations. REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Our practice of selling substantial amounts of our fertilizer products through prepayment contracts also significantly affects working capital needs at REMC. Working capital available at REMC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products. We are studying an expansion of the capacity at the East Dubuque Plant. If we pursue that expansion, we will require additional capital to fund engineering and construction.

All outstanding loans under the 2010 Credit Agreement are subject to annual amortization and require cash payments of interest. This amortization provision requires us to make payments of 5.625% of the principal amount for the remainder of calendar year 2011, 15.0% of the entire principal amount in calendar years 2012 and 2013, and the remainder payable in the last six months prior to, and at, maturity. The 2010 Credit Agreement also requires that a certain percentage of excess cash flow from REMC, as defined in the 2010 Credit Agreement, be applied to repay the term loans and any incremental term loans. The percentage of REMC’s excess cash flow required to be applied as a prepayment will depend on REMC’s leverage ratio as of the relevant calculation date and the aggregate outstanding principal amount of loans under the 2010 Credit Agreement on such date. For fiscal year 2011 we will credit $11 million from the prepayment made at the time of entering into the Second Amendment towards the mandatory excess cash flow prepayment.
The Company is actively working with its financial advisor to investigate refinancing the 2010 Credit Agreement in order to take advantage of potentially more attractive terms available in the marketplace today. There can be no assurance that the Company will refinance the 2010 Credit Agreement or what the terms and conditions of any refinancing would be.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal long-term needs for liquidity are to fund development, detailed engineering, procurement, construction and operation of commercial projects as well as our ongoing research and development expenses, including operation of the PDU, and corporate administrative expenses. The commercial project that is the furthest along in its development, and the Company’s first priority for project development, is the Port St. Joe Project followed by the Rialto Project and the Natchez Project, and we have begun early stage development of additional projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements and develop commercial projects, for which we anticipate that the construction costs will range from hundreds of millions of dollars to multiple billions of dollars depending upon their size and scope. Depending on the availability of such capital, we expect these projects to be funded by various combinations of project debt and equity, debt and equity issued by the Company or REMC, equity from strategic partners and suppliers, and various forms of government support.
The outstanding loans under the 2010 Credit Agreement mature on July 29, 2014. However, the 2010 Credit Agreement requires us to meet the following financial covenants, and failure to meet such covenants could result in acceleration of the term loans under the 2010 Credit Agreement:
•
REMC and its subsidiaries cannot spend more than a specified maximum amount of capital expenditures in each fiscal year. From October 1, 2010 through September 30, 2012, the aggregate limit on capital expenditures is $33 million, and such limit varies each succeeding fiscal year. For the six months ended March 31, 2011, REMC incurred $4.7 million of capital expenditures. If REMC and its subsidiaries do not expend the maximum amount of capital expenditures permitted for any period, then the unused amount from that period, subject to a $9.0 million maximum carry forward amount for the period from October 1, 2010 to September 30, 2012, may be carried forward to the subsequent period;

•
REMC and its subsidiaries must maintain a minimum interest coverage ratio for any period of four consecutive fiscal quarters. For fiscal year 2011, the minimum interest coverage ratio requirement ranges from 3.10:1.00 to 4.10:1.00 for the applicable measurement periods. For the twelve months ended March 31, 2011, our actual interest coverage ratio was 5.79:1.00 (compared to the minimum interest coverage ratio of 3.10:1.00);

•
REMC and its subsidiaries cannot exceed a maximum leverage ratio as of the last day of any period of four consecutive fiscal quarters. The maximum leverage ratio is calculated by dividing the outstanding principal amount of the loans under the 2010 Credit Agreement by EBITDA, as defined in the 2010 Credit Agreement. For fiscal year 2011, the maximum leverage ratio requirement ranges from 2.50:1.00 to 1.80:1.00 for the applicable measurement periods. For the twelve months ended March 31, 2011, our actual leverage ratio was 1.58:1.00 (compared to a maximum leverage ratio of 2.3:1.00); and

•
During the months of April through December, REMC and its subsidiaries must maintain at least $7.5 million of unrestricted cash and permitted investments and during the months of January through March maintain at least $5.0 million of unrestricted cash and permitted investments. At March 31, 2011, REMC had $43 million of unrestricted cash and permitted investments.

The full $57.5 million principal amount of the Notes is due in April 2013. During the remainder of the term of the Notes, the required annual cash interest payments are $2.3 million. At any time, we may redeem the Notes, in whole or in part, at a redemption price payable in cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but not including, the redemption date. On or before the maturity date, we expect to either exchange the Notes for new debt or equity securities, or pay off the Notes through various combinations of cash holdings, proceeds from debt or equity issued by the Company, asset sales and new financings at REMC. There is no assurance that such exchanges can be completed or that these sources of capital will be available to us in amounts sufficient to pay the principal amount of the Notes.
CONTRACTUAL OBLIGATIONS
We have entered into various contractual obligations as detailed in our Annual Report. During the normal course of business in the six months ended March 31, 2011, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the six months ended March 31, 2011, the following significant changes occurred to our contractual obligations:
•
The Company and REMC entered into the Second Amendment and the Second Incremental Loan Agreement under which the principal amount of the term loan was increased. As of March 31, 2011, the balance of the 2010 Credit Agreement was $85,383,000.

•
Natural gas purchase contracts committed decreased by $10,064,000 to $5,230,000. We are required to make additional prepayments under these purchase contracts in the event that market prices fall further below the purchase prices in the contracts. As of March 31, 2011, the natural gas purchase contracts included delivery dates through June 30, 2011. Subsequent to March 31, 2011, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through August 31, 2011. The total MMBTU’s associated with these additional contracts was 1,385,000 and the total amount of the purchase commitments was $5,998,000, resulting in a weighted average rate per MMBTU of $4.33.

•
Purchase obligations increased by $5,155,000 to $24,914,000 as measured by the total amount of open purchase orders. The increase is primarily due to the inclusion of open purchase orders for ClearFuels which the Company is responsible for under the Project Support Agreement.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings under the 2010 Credit Agreement. Borrowings under the 2010 Credit Agreement bear interest at a variable rate based upon either LIBOR, or the lender’s alternative base rate, plus, in each case, an applicable margin. At March 31, 2011, three month LIBOR was approximately 0.303%, which is below the minimum of 2.5% in the 2010 Credit Agreement. As of March 31, 2011, we had outstanding borrowings under the 2010 Credit Agreement of $85,383,000. Based upon the outstanding balances of our variable-interest rate debt at March 31, 2011, and assuming interest rates are above the applicable minimum, and increase or decrease by 100 basis points, the potential annual increase or decrease in annual interest expense is approximately $854,000. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011. Accordingly, management has concluded that our consolidated financial statements contained in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affect or are reasonably likely to materially affect, our internal control over financial reporting.
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

RENTECH, INC.
Dated: May 10, 2011	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: May 10, 2011	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer