Form 10-Q
period 2011-06-30
RENTECH INC /CO/
filed 2011-08-09
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of July 29, 2011 was 223,344,420.

RENTECH, INC.
Form 10-Q

Part I — Financial Information

Item 1. Financial Statements (unaudited):	3

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statement of Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	29

Part II — Other Information

Item 1. Legal Proceedings	29

Item 6. Exhibits	29

Signatures	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
 (Amounts in thousands, except per share data)

	As of
	June 30,	September 30,
	2011	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$104,168	$54,146
Restricted cash, short-term	—	100
Accounts receivable, net of allowance for doubtful accounts of $100 at June 30, 2011 and September 30, 2010, respectively	13,502	9,586
Inventories	7,426	6,966
Deposits on gas contracts	2,728	2,353
Prepaid expenses and other current assets	7,798	5,128
Other receivables, net	3,380	470

Total current assets	139,002	78,749

Property, plant and equipment, net	50,554	55,299

Construction in progress	65,825	41,098

Other assets
Other assets and deposits	22,826	17,599
Goodwill	8,358	7,209
Deferred income taxes	561	561

Total other assets	31,745	25,369

Total assets	$287,126	$200,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,962	$6,425
Accrued payroll and benefits	5,956	5,786
Accrued liabilities	17,488	13,515
Capital lease obligation	57	322
Deferred revenue	8,159	14,473
Accrued interest	2,115	2,725
Deferred income taxes	561	561
Current portion of term loan	31,494	12,835

Total current liabilities	72,792	56,642

Long-term liabilities
Term loan, net of current portion	118,506	48,040
Long-term convertible debt to stockholders	46,027	42,163
Advance for equity investment	7,892	7,892
Other long-term liabilities	525	425

Total long-term liabilities	172,950	98,520

Total liabilities	245,742	155,162

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 223,344 and 221,731 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	2,233	2,217
Additional paid-in capital	340,780	332,696
Accumulated deficit	(302,185)	(296,993)

Total Rentech stockholders’ equity	40,828	37,920
Noncontrolling interests	556	7,433

Total stockholders’ equity	41,384	45,353

Total liabilities and stockholders’ equity	$287,126	$200,515

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
 (Amounts in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Revenues
Product sales	$74,385	$50,111	$141,291	$96,317
Service revenues	51	399	154	514

Total revenues	74,436	50,510	141,445	96,831

Cost of sales
Product sales	36,958	34,736	77,535	79,092
Service revenues	50	587	150	693

Total cost of sales	37,008	35,323	77,685	79,785

Gross profit	37,428	15,187	63,760	17,046

Operating expenses
Selling, general and administrative expense	8,173	7,492	22,942	21,337
Depreciation and amortization	547	476	1,679	1,460
Research and development	7,976	5,011	20,440	13,313
Other project costs	—	—	53	—
Gain on disposal of property, plant and equipment	(26)	(7)	(70)	(28)

Total operating expenses	16,670	12,972	45,044	36,082

Operating income (loss)	20,758	2,215	18,716	(19,036)

Other income (expense), net
Interest and dividend income	21	23	103	192
Interest expense	(3,844)	(3,747)	(11,286)	(10,487)
Loss on debt extinguishment	(9,223)	—	(13,816)	(2,268)
Loss on investments	—	—	—	(1,231)
Other income (expense), net	(16)	30	10	156

Total other expenses, net	(13,062)	(3,694)	(24,989)	(13,638)

Income (loss) from continuing operations before income taxes and equity in net loss of investee company	7,696	(1,479)	(6,273)	(32,674)
Income tax (benefit) expense	—	10	(1)	10

Income (loss) from continuing operations before equity in net loss of investee company	7,696	(1,489)	(6,272)	(32,684)
Equity in net loss of investee company	—	188	—	465

Income (loss) from continuing operations	7,696	(1,677)	(6,272)	(33,149)
Income from discontinued operations	—	2	—	8

Net income (loss)	7,696	(1,675)	(6,272)	(33,141)
Net loss attributable to noncontrolling interests	192	—	1,080	—

Net income (loss) attributable to Rentech	$7,888	$(1,675)	$(5,192)	$(33,141)

Basic net income (loss) per common share attributable to Rentech:
Continuing operations	$0.04	$(0.01)	$(0.02)	$(0.15)
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$0.04	$(0.01)	$(0.02)	$(0.15)

Diluted net income (loss) per common share attributable to Rentech:
Continuing operations	$0.03	$(0.01)	$(0.02)	$(0.15)
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$0.03	$(0.01)	$(0.02)	$(0.15)

Weighted-average shares used to compute net income (loss) per common share:
Basic	223,110	216,175	222,435	214,161

Diluted	227,905	216,175	222,435	214,161

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholders’ Equity
 (Amounts in thousands)

			Additional		Total Rentech		Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
	(Unaudited)

Balance, September 30, 2010	221,731	$2,217	$332,696	$(296,993)	$37,920	$7,433	$45,353
Acquisition of additional interest in subsidiary	—	—	5,797	—	5,797	(5,797)	—
Issuance of common stock	465	5	(5)	—	—	—	—
Payment of offering costs	—	—	(234)	—	(234)	—	(234)
Stock-based compensation expense	—	—	3,222	—	3,222	—	3,222
Restricted stock units	1,148	11	(696)	—	(685)	—	(685)
Net loss	—	—	—	(5,192)	(5,192)	(1,080)	(6,272)

Balance, June 30, 2011	223,344	$2,233	$340,780	$(302,185)	$40,828	$556	$41,384
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	For the Nine Months
	Ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(6,272)	$(33,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,872	8,772
Accretion expense	26	23
Bad debt expense	195	105
Utilization of spare parts	873	1,284
Gain on disposal of property, plant and equipment	(70)	(28)
Write-down of inventory to market	14	—
Non-cash interest expense	4,998	5,810
Loss on debt extinguishment	13,816	2,268
Loss on investments	—	1,231
Gain on sale of subsidiary	—	(8)
Stock-based compensation	3,222	4,094
Equity in net loss of investee company	—	465
Payment of call premium fee	(8,261)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,916)	(3,009)
Property insurance claim receivable	—	1,795
Other receivables and receivable from related party	(1,050)	(43)
Receivables from insurance related to litigation	(2,056)	—
Inventories	(323)	2,694
Deposits on gas contracts	(375)	(873)
Prepaid expenses and other current assets	(507)	1,208
Accounts payable	430	948
Deferred revenue	(6,314)	(17,434)
Accrued interest	(610)	(975)
Litigation settlement payable	1,954	—
Accrued liabilities, accrued payroll and other	111	291

Net cash provided by (used in) operating activities	4,757	(24,523)

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(29,074)	(19,560)
Proceeds from disposal of property, plant and equipment	20	2,153
Proceeds from sale of available for sale securities	—	4,769
Other items	(650)	(533)

Net cash used in investing activities	(29,704)	(13,171)

Cash flows from financing activities
Proceeds from term loan, net of original issue discount	200,960	60,625
Retirement of term loan, including costs	(85,383)	(38,040)
Payments on capital lease	(265)	—
Payments on debt and notes payable	(29,908)	(3,593)
Payment of debt issuance costs	(8,754)	(3,666)
Payments on notes payable for financed insurance premiums	(1,447)	(1,372)
Payment of offering costs	(234)	(293)
Payments on line of credit on available for sale securities	—	(4,532)
Proceeds from issuance of common stock	—	6,236
Proceeds from options and warrants exercised	—	1,144

Net cash provided by financing activities	74,969	16,509

Increase (decrease) in cash and cash equivalents	50,022	(21,185)

Cash and cash equivalents, beginning of period	54,146	69,117

Cash and cash equivalents, end of period	$104,168	$47,932

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

(Continued from previous page)
Excluded from the statements of cash flows for the nine months ended June 30, 2011 and 2010 were the effects of certain non-cash investing and financing activities as follows:

	For the Nine Months
	Ended June 30,
	2011	2010
	(Unaudited)
Cashless exercise of warrants	$—	$8
Purchase of insurance policies financed with a note payable	1,872	1,893
Restricted stock units surrendered for withholding taxes payable	685	247
Capital lease on software	—	464
Acquisition of additional interest in subsidiary	5,797	—
Acquisition of Northwest Florida Renewable Energy Center LLC (“NWFREC”)	1,733	—
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of Rentech, Inc. and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of June 30, 2011, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and a subsidiary in which the Company owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2010 (the “Annual Report”).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Because of their short-term nature, the amounts reported in the Company’s consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and current portion of term loan approximate fair value.
Certain immaterial prior period amounts have been reclassified to conform to the fiscal year 2011 presentation.
The Company has evaluated events, if any, which occurred subsequent to June 30, 2011 through the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.
Note 2 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a standard providing guidance about the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning on October 1, 2010. The Company did not transfer financial assets during the nine months ended June 30, 2011; therefore the adoption of this standard did not have any impact on the Company’s consolidated financial position, results of operations or disclosures for the three and nine months ended June 30, 2011.
In June 2009, the FASB issued a standard amending previous guidance related to the determination as to whether an entity is a variable interest entity (“VIE”), and ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning on October 1, 2010. The Company applied the previous guidance in fiscal year 2010 to determine the accounting treatment for its investment in ClearFuels Technology Inc. (“ClearFuels”). The Company determined that it was the primary beneficiary of ClearFuels’ operations. Therefore, the operations of ClearFuels were consolidated as of September 3, 2010. The adoption of this standard, as amended, did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures for the three and nine months ended June 30, 2011.
In May 2011, the FASB issued guidance clarifying previous guidance related to fair value measurement. This guidance is effective during interim and annual periods beginning after December 15, 2011. It is effective for the Company’s interim period beginning on January 1, 2012. Early application is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
In June 2011, the FASB issued guidance on comprehensive income. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is effective for fiscal years beginning after December 15, 2011. It is effective for the Company’s fiscal year beginning on October 1, 2012. Early adoption is permitted. There are no elements of comprehensive income included in the Company’s consolidated financial statements; therefore the adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
Note 3 — Accounts Receivable
Accounts receivable consisted of the following:

	As of
	June 30,	September 30,
	2011	2010
	(in thousands)
Trade receivables from nitrogen products	$13,502	$9,578
Trade receivables from alternative energy	100	108

Total accounts receivable, gross	13,602	9,686
Allowance for doubtful accounts on trade accounts receivable	(100)	(100)

Total accounts receivable, net	$13,502	$9,586

Note 4 — Inventories
Inventories consisted of the following:

	As of
	June 30,	September 30,
	2011	2010
	(in thousands)
Finished goods	$7,050	$6,338
Raw materials	376	628

Total inventory	$7,426	$6,966

Note 5 — Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consisted of the following:

	As of
	June 30,	September 30,
	2011	2010
	(in thousands)
Land	$1,882	$1,811
Buildings and building improvements	10,101	10,323
Machinery and equipment	77,536	74,625
Furniture, fixtures and office equipment	873	861
Computer equipment and computer software	4,843	4,657
Vehicles	201	172
Leasehold improvements	73	73
Conditional asset (asbestos removal)	210	210

	95,719	92,732
Less accumulated depreciation	(45,165)	(37,433)

Total property, plant and equipment, net	$50,554	$55,299

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Construction in progress consisted of the following:

	As of
	June 30,	September 30,
	2011	2010
	(in thousands)
Construction in progress for projects under development	$44,789	$32,028
Accumulated capitalized interest costs related to projects under development	9,792	6,105
Construction in progress for East Dubuque Plant (as defined below)	10,753	2,474
Software in progress (under capital lease)	464	464
Conditional asset (asbestos removal)	27	27

Total construction in progress	$65,825	$41,098

The Company has a legal obligation to handle and dispose of asbestos at its plant at East Dubuque, Illinois (the “East Dubuque Plant”) and at the site of its proposed project near Natchez, Mississippi (the “Natchez Project”) in a special manner when conducting major or minor renovations or when buildings at these locations are demolished, even though the timing and method of the handling and disposal of asbestos are conditional on future events that may or may not be in its control. As a result, the Company has a conditional obligation for this disposal. In addition, the Company, through its normal repair and maintenance program, may encounter situations in which it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate and record the fair value of the asset retirement obligation for each property. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at June 30, 2011 and accretion expense for the nine months ended June 30, 2011 were $294,000 and $26,000, respectively.
Note 6 — Investment in ClearFuels Technology Inc.
The Company has consolidated the operations of ClearFuels as of September 3, 2010 at which date the Company became the primary beneficiary of ClearFuels, a VIE.
On June 23, 2009, the Company acquired 4,377,985 shares of Series B-1 Preferred Stock, representing a 25% ownership interest in ClearFuels, and rights to license ClearFuels’ biomass gasification technology, in exchange for a warrant to purchase up to five million shares of the Company’s common stock, access to the Company’s Product Demonstration Unit (the “PDU”) in Denver, Colorado for construction and operation of a ClearFuels biomass gasifier (the “ClearFuels Gasifier”), and certain rights to license certain Rentech technologies, including the exclusive right for projects using bagasse as a feedstock. The warrant was structured to vest in three separate tranches with one tranche of 2 million shares vested as of the closing date, and two tranches of 1.5 million shares each to vest on the achievement by ClearFuels of established milestones. The exercise price for the first tranche was $0.60 per share and the exercise price per share for the second and third tranches was to have been set at the ten-day average trading price of the Company’s common stock at the time of vesting. ClearFuels did not meet the milestone for the second tranche of the warrant to vest and the Company now owns 95% of the equity interests of ClearFuels. The fair value of the warrant at the date of grant was calculated using the Black-Scholes option-pricing model at $628,815. This fair value was based on the vested tranche of 2 million shares because the Company could not determine the probability that ClearFuels would achieve the milestones that would trigger vesting of the second and third tranches.
ClearFuels was a private company and a market did not exist for its common or preferred stock. As a result, the Company determined the fair value of its investment in ClearFuels to be equal to the fair market value of the vested warrant issued to ClearFuels. In June 2009, the Company determined that ClearFuels was a VIE, but the Company was not its primary beneficiary. Through September 3, 2010, the investment in ClearFuels was recorded in other assets and deposits under the equity method of accounting. At September 3, 2010, the investment balance was $0.
ClearFuels was selected by the U.S. Department of Energy (the “DOE”) to receive up to approximately $23 million as a grant to construct a ClearFuels Gasifier at Rentech’s PDU. On September 3, 2010, the Company and ClearFuels executed a project support agreement (the “Project Support Agreement”) which detailed the responsibilities of both parties regarding the second phase of construction of the ClearFuels Gasifier. Pursuant to the terms of the Project Support Agreement, the Company provided the DOE with a certification of its support of the ClearFuels Gasifier and it assumed operational control and full decision making authority over the project as of October 1, 2010. The Company became responsible for budgeted construction payments for the project after October 1, 2010, and expects to receive reimbursement from the DOE for approximately 62% of those payments and of all costs and expenses it has incurred to support the ClearFuels Gasifier. The Company estimates that third party cash expenses, excluding costs and expenses incurred to operate the PDU in support of the project, will total approximately $2 million after receipt of all DOE reimbursements.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Under accounting guidance, based on the execution of the Project Support Agreement, the Company reconsidered whether it was the primary beneficiary of ClearFuels. The Company determined that as of September 3, 2010 it was the primary beneficiary as it was responsible for a majority of ClearFuels’ losses or entitled to receive a majority of ClearFuels’ residual returns through its equity interest and as a result of the Project Support Agreement. Therefore, the operations of ClearFuels were consolidated as of September 3, 2010. Noncontrolling interests represents the portion of equity or results of operations in ClearFuels not attributable, directly or indirectly, to the Company.
The Company recorded total assets, net assets, revenue and net loss of $9.4 million, $9.3 million, $0 and $0.3 million, respectively, in its consolidated financial statements as of and for the fiscal year ended September 30, 2010 from the consolidation of ClearFuels. In accordance with the guidance for accounting for business combinations, the assets, liabilities and amounts attributed to noncontrolling interests have been recorded at fair value on the date of consolidation. In the nine months ended June 30, 2011, the Company made retrospective adjustments to notes receivable, prepaid expenses and goodwill in the opening balance sheet of ClearFuels as of September 3, 2010 due to working capital adjustments.
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
On April 14, 2011, the Company exercised an option to acquire substantially all the remaining equity of ClearFuels, which became exercisable because ClearFuels had not closed a financing with proceeds of at least $25,000,000 by March 31, 2011. On April 19, 2011, ClearFuels received from the Company $160,000 under a promissory note executed on that date by both parties. The note was intended to provide temporary funding for ClearFuels until the closing pursuant to the option exercise was completed. On May 13, 2011, the Company acquired a substantial majority of the equity of ClearFuels (the “Merger”). The Company’s equity ownership interest increased to 95%, with existing ClearFuels investors retaining a 5% equity interest. The acquisition was accomplished through the merger of a subsidiary of the Company into ClearFuels, with ClearFuels continuing as the surviving company in the Merger. Consideration for the Merger consisted of the obligations assumed by the Company in the Project Support Agreement to support the construction of the ClearFuels Gasifier. The Company also issued a warrant to purchase 1,980,463 shares of Company common stock at an exercise price of $0.99 per share to Ohana Holdings LLC, a shareholder in ClearFuels, and agreed to provide the minority shareholders in ClearFuels with a carried interest in a potential project in Hawaii, which is currently being developed by ClearFuels. The fair value of the warrant was calculated using the Black-Scholes option-pricing model at $1,276,940. Under accounting guidance, the fair value of the warrant and the loan for $160,000 was the consideration for the Merger, resulting in total consideration of $1.4 million. The difference between the fair value of the noncontrolling interest transferred and the total consideration is the additional capital contributed from the acquisition of $4.5 million.
The schedule below shows the effects of changes in the Company’s ownership interest in ClearFuels on the Company’s equity (in thousands).
Net Income (Loss) Attributable to Rentech and Transfers from the Noncontrolling Interests

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss) attributable to Rentech	$7,888	$(1,675)	$(5,192)	$(33,141)
Transfers from noncontrolling interests:
Increase in equity for acquisition of additional interest	4,520	—	4,520	—

Net transfers from noncontrolling interests	4,520	—	4,520	—

Change from income (loss) attributable to Rentech and transfers from noncontrolling interests	$12,408	$(1,675)	$(672)	$(33,141)

Note 7 — Acquisition of Northwest Florida Renewable Energy Center LLC
On April 12, 2011, GCSEC Holdings, LLC (“GCSEC”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Biomass Energy Holdings LLC (“Seller”), and acquired 100% of the membership interests of NWFREC.
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
The consideration for the purchase of NWFREC has been deferred and may be paid in part at the closing of construction financing from proceeds of that financing, and in part from available operating cash flow of the Port St. Joe Project following commencement of commercial operation. Subject to adjustments set forth in the Purchase Agreement, the maximum consideration to be paid for the Port St. Joe Project is $6 million, consisting of approximately $4.9 million of cash payments and $1.1 million of equity in NWFREC. The cash portion represents development costs to date paid by Seller plus 10% of such costs. The cash consideration may be paid 30% at the closing of construction financing, and 70% from available cash flows of the Port St. Joe Project, both subject to approval of any lenders to, or new equity investors in, the Port St. Joe Project. The purchase price can be decreased in certain instances, including in the event that the lump sum turnkey price in the EPC Contract exceeds an agreed-upon maximum price. Under accounting guidance, the Company is required to recognize the acquisition date fair value of the contingent consideration as part of the consideration transferred in exchange for NWFREC. The Company calculated the fair value of the contingent consideration using the present value technique based on probability-weighted outcomes. The fair value of the contingent consideration is classified as a liability. As of June 30, 2011, the Company recorded on the consolidated balance sheet goodwill of $1.1 million, accounts payable of $0.1 million and other liability of $1.0 million.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
GCSEC has agreed in the Purchase Agreement to continue to develop the Port St. Joe Project through the fall of 2011 in accordance with a development budget. In the event that the Company fails to fund development activities in accordance with the budget, other than for good cause (as defined in the Purchase Agreement, which includes not obtaining from the DOE a loan guarantee under the Section 1705 Title XVII Loan Guarantee Program), the Company would be obligated to pay Seller a $1 million break-up fee and Seller may, at its option, require GCSEC to re-convey NWFREC back to Seller for a potential deferred purchase price. If the Port St. Joe Project achieves financial close within five years of a re-conveyance, then the Company would be reimbursed for its development costs and any break-up fee and it would receive an equity interest in NWFREC on terms substantially similar to those described above for deferred payments and equity for Seller.
Note 8 — Debt
On November 24, 2010, the Company and Rentech Energy Midwest Corporation, a wholly-owned subsidiary of the Company (“REMC”), entered into a Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent (the “Second Amendment”) to the 2010 Credit Agreement (as defined below) among REMC, the Company, certain subsidiaries of the Company, certain lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (“Credit Suisse”). The Second Amendment further amends and waives certain provisions of a senior collateralized credit agreement entered into by the Company, REMC, Credit Suisse and the lenders party thereto on January 29, 2010, as initially amended on July 21, 2010 (the “First Amendment”) (such credit agreement with the First Amendment and Second Amendment the “2010 Credit Agreement”).
In connection with the Second Amendment, REMC prepaid $20 million of outstanding principal from cash on hand that REMC had reserved for such purpose. Approximately $8.685 million of the $20 million prepayment was deducted from the mandatory excess cash flow prepayment requirement for fiscal year 2010, leaving REMC with no additional prepayment requirement for fiscal year 2010. In addition, the Second Amendment, among other things permitted a special distribution of up to $5 million by REMC to the Company upon the satisfaction of certain conditions, and on March 11, 2011 REMC made the $5 million dividend to the Company. Simultaneously with this distribution, REMC made a mandatory early prepayment of the term loan of $5 million.
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
All outstanding term loans under the 2010 Credit Agreement incurred interest, at the election of REMC, at either (a)(i) the greater of LIBOR or 2.5%, plus (ii) 10.0% or (b)(i) the greatest of (w) the prime rate, as determined by Credit Suisse, (x) 0.5% in excess of the federal funds effective rate, (y) LIBOR plus 1.0% or (z) 3.5% plus (ii) 9.0%. Interest payments were made on a quarterly basis and were subject to annual amortization, payable quarterly, of 7.5% of the outstanding principal amount in calendar years 2010 and 2011.
On June 10, 2011, the Company and REMC entered into a five-year $150.0 million collateralized term loan facility pursuant to a credit agreement (the “2011 Credit Agreement”) among REMC, the Company, certain subsidiaries of the Company, certain lenders party thereto and Credit Suisse. The 2011 Credit Agreement includes an uncommitted incremental term loan facility under which the Company may request up to $25.0 million in incremental term loans that may be used only for an expansion project, subject to the satisfaction of conditions, including the condition that, after giving effect to the incurrence of any incremental term loans, the total outstanding principal amount of all term loans under the 2011 Credit Agreement may not exceed $120.0 million. Under the 2011 Credit Agreement, an expansion project generally includes a capital project, not including a turnaround or other routine maintenance, that will increase the production capacity of fertilizer products at REMC’s facility. The Company paid upfront fees to the lenders under the 2011 Credit Agreement equal to 2.0% of the aggregate principal amount of the term loans. The term loans bear interest, upon the Company’s election, at either (a)(i) the greater of LIBOR and 1.5%, plus (ii) 8.5% or (b)(i) the greatest of (w) the prime rate, as determined by Credit Suisse, (x) 0.5% in excess of the federal funds effective rate, (y) LIBOR plus 1.0% and (z) 2.5% plus (ii) 7.5%. Interest payments are generally required to be made on a quarterly basis. The term loans are subject to amortization, payable quarterly, of 2.5% of the original principal amount until March 31, 2016. The remaining unpaid principal balance is payable on June 10, 2016, the maturity date. The term loans may be prepaid voluntarily at any time. In the first year, voluntary prepayments of the term loans may be made subject to a prepayment fee of 2.0% of the amount prepaid, and if prepaid in the second year, 1.0% of the amount prepaid. Voluntary prepayments made after the second anniversary of the closing date of the loan may be prepaid without any prepayment fee. REMC used a portion of the net proceeds of this offering to repay its credit facility under the 2010 Credit Agreement in full, and to pay related fees and expenses.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
The 2011 Credit Agreement also requires that a certain percentage of excess cash flow from REMC, as defined in the 2011 Credit Agreement, be applied to repay outstanding principal. The percentage of REMC’s excess cash flow required to be applied as a prepayment will depend on REMC’s leverage ratio as of the relevant calculation date and the aggregate outstanding principal amount of loans under the 2011 Credit Agreement on such date. If the leverage ratio is less than 3.00:1.00, and the aggregate outstanding principal amount of loans under the 2011 Credit Agreement is less than $120 million, then 75% of excess cash flow will be required to be applied as a prepayment to such loans. If the leverage ratio is less than 1.75:1.00, and the aggregate outstanding principal amount of loans under the 2011 Credit Agreement is less than $90 million, then 50% of excess cash flow will be required to be applied as a prepayment to such loans. Otherwise, 100% of excess cash flow will be required to be applied as a prepayment to such loans.
The obligations under the 2011 Credit Agreement are collateralized by substantially all of the Company’s assets and the assets of most of the Company’s subsidiaries, including a pledge of the equity interests in many of the Company’s subsidiaries. In addition, REMC granted the lenders a mortgage on its real property to collateralize its obligations under the 2011 Credit Agreement and related loan documents. The obligations under the 2011 Credit Agreement are also guaranteed by the Company and certain of its subsidiaries. The 2011 Credit Agreement contains restrictions on the amount of cash that can be transferred from REMC to the Company or its non-REMC subsidiaries. The 2011 Credit Agreement includes restrictive covenants that limit, among other things, the Company and certain subsidiaries’ ability to dispose of assets, pay cash dividends and repurchase stock.
The Second Amendment was accounted for as an extinguishment of debt, taking into consideration the change in future cash flows after this amendment and amendments in the preceding 12 months. As a result, for the nine months ended June 30, 2011, a loss on extinguishment of debt, related to the Second Amendment, of $4.6 million was recorded in the consolidated statements of operations. The 2011 Credit Agreement was also accounted for as an extinguishment of debt. As a result, for the nine months ended June 30, 2011, a loss on extinguishment of debt, related to the entry into the 2011 Credit Agreement and repayment of the 2010 Credit Agreement, of $9.2 million was recorded in the statements of operations, resulting in a total loss on debt extinguishment, related to the Second Amendment and the 2011 Credit Agreement, of $13.8 million.
Long-term debt consists of the following:

	As of
	June 30,	September 30,
	2011	2010
	(in thousands)
Face value of term loan under the credit agreements	$150,000	$63,291
Less unamortized discount	—	(2,416)

Book value of term loan under the credit agreements	150,000	60,875
Less current portion	(31,494)	(12,835)

Term loan, long-term portion	$118,506	$48,040

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
As of June 30, 2011, the estimated fair value, based on market prices, of the Notes was approximately $50.1 million compared to the net carrying value in the consolidated balance sheets of approximately $46.0 million.
Note 10 — Commitments and Contingencies
Natural Gas Agreements
The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through November 30, 2011. Commitments for natural gas purchases consist of the following:

	As of
	June 30,	September 30,
	2011	2010
	(in thousands, except
	weighted average rate)
MMBtus under fixed-price forward purchase contracts	1,867	3,465
MMBtus under index-price forward purchase contracts	—	403

Total MMBtus under contracts	1,867	3,868

Commitments to purchase natural gas	$8,322	$15,294
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$4.46	$3.95
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
In October 2009, the United States Environmental Protection Agency (the “EPA”) Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the number 1 nitric acid plant at the East Dubuque Plant. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s Clean Air Act National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to acid plants, which seeks to reduce emissions from acid plants through proceedings that result in the installation of new pollution control technology. The Company has negotiated an agreement in principle with the EPA for the terms of a consent decree to resolve the alleged violations. Although the consent decree is not final, the Company does not believe that the resolution of this matter with the EPA will have a material adverse effect on the Company.
Between December 29, 2009 and January 6, 2010, three purported class action shareholder lawsuits were filed against the Company and certain of its current and former directors and officers in the United States District Court for the Central District of California (“C.D. Cal.”) alleging that the Company and the named current and former directors and officers made false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. Plaintiffs in the actions purport to bring claims on behalf of all persons who purchased the Company’s securities between May 9, 2008 and December 14, 2009 and seek unspecified damages, interest, and attorneys’ fees and costs. The cases were consolidated as Michael Silbergleid v. Rentech, Inc., et al. (In re Rentech Securities Litigation), Lead Case No. 2:09-cv- 09495-GHK-PJW (C.D. Cal.) (the “Securities Action”), and a lead plaintiff was appointed on April 5, 2010. The lead plaintiff filed a consolidated complaint on May 20, 2010, and the Company filed a motion to dismiss the action on October 15, 2010. The Company announced on March 23, 2011 that it has reached an agreement to settle these matters with a settlement fund provided by its insurance carrier of approximately $1.8 million, subject to court approval of the settlement. A settlement hearing will be held in Los Angeles on September 26, 2011 before the United States District Court for the Central District of California to determine whether the terms of the settlements should be approved.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Between January 22, 2010 and February 10, 2010, five shareholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Los Angeles (“LASC”). The initial complaints allege that the named current and former directors and officers caused the Company to make false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. The plaintiffs, who purport to assert claims on behalf of the Company, seek various equitable and/or injunctive relief, unspecified restitution to the Company, interest, and attorneys’ fees and costs. The cases before the United States District Court are consolidated as John Cobb v. D. Hunt Ramsbottom, et al. (In re Rentech Derivative Litigation), Lead Case No. 2:10-cv-0485-GHK-PJW (C.D. Cal.), and the cases before the Superior Court are consolidated as Andrew L. Tarr v. Dennis L. Yakobson, et al., LASC Master File No. BC430553. The Company announced on March 23, 2011 that it has agreed to settle these matters by adopting certain corporate governance practices and paying, or causing its insurance carrier to pay, plaintiffs’ attorneys fees and expenses of approximately $300,000, subject to court approval of the settlements. The Superior Court of the State of California in Los Angeles approved the settlements at a hearing on July 21, 2011.
Note 11 — Stockholders’ Equity
On May 11, 2011 the shareholders of the Company adopted the Amended and Restated 2009 Incentive Award Plan (the “Amended Plan”) at its Annual Meeting of Shareholders. The Amended Plan amends the 2009 Incentive Award Plan, as amended (the “Original Plan”), in the following respects:
•	Increases the maximum number of shares of common stock which may be issued or awarded under the Original Plan by 15,000,000 shares to a total of 24,500,000;

•	Revises the eligibility provision so that individuals eligible to participate in the Amended Plan include all employees, consultants, and independent directors of the Company;

•
Provides that “full value awards” (which are awards other than stock options and stock appreciation rights, such as restricted stock, restricted stock units and similar awards) will count against the Amended Plan’s share limit as 1.5 shares for each share of stock delivered in settlement of a full-value award granted on or after the Amendment Date, as defined in the Amended Plan, (and correspondingly, that full value awards that are terminated, expired, forfeited or settled in cash on or after the Amendment Date will be added back to the Amended Plan’s share limit as 1.5 shares);

•	Removes certain vesting limitations applicable to full value awards; and

•	Clarifies certain limitations on the transferability of awards and their underlying shares.
Note 12 — Income Taxes
The provision for income taxes is based on earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and relates to the expected reversal of the cumulative temporary differences between the carrying value of the assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the deferred income tax asset or liability during the year. Due to historical operating losses, the Company has recorded a full valuation allowance against its deferred tax assets to reflect the uncertainty of realization.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 13 — Segment Information
The Company operates in two business segments as follows:
•	Nitrogen products manufacturing: The Company manufactures a variety of nitrogen fertilizer and industrial products.

•
Alternative energy: The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power, and is developing projects that would employ these processes.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues
Nitrogen products manufacturing	$74,385	$50,111	$141,291	$96,317
Alternative energy	51	399	154	514

Total revenues	$74,436	$50,510	$141,445	$96,831

Operating income (loss)
Nitrogen products manufacturing	$36,316	$14,621	$60,739	$15,040
Alternative energy	(15,558)	(12,406)	(42,023)	(34,076)

Total operating income (loss)	$20,758	$2,215	$18,716	$(19,036)

Income (loss) from continuing operations
Nitrogen products manufacturing	$23,811	$11,929	$37,737	$6,389
Alternative energy	(16,115)	(13,606)	(44,009)	(39,538)

Total income (loss) from continuing operations	$7,696	$(1,677)	$(6,272)	$(33,149)

	As of
	June 30,	September 30,
	2011	2010
	(in thousands)
Total assets
Nitrogen products manufacturing	$110,821	$108,220
Alternative energy	176,305	92,295

Total assets	$287,126	$200,515

Note 14— Net Income (Loss) Per Common Share Attributable to the Company
Basic income (loss) per common share attributable to the Company is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share attributable to the Company is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock units, outstanding stock options and warrants, and convertible debt using the “treasury stock” method.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to the Company (in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Basic net income (loss) per common share attributable to Rentech:
Numerator:
Income (loss) from continuing operations	$7,888	$(1,677)	$(5,192)	$(33,149)
Income from discontinued operations	—	2	—	8

Net income (loss)	$7,888	$(1,675)	$(5,192)	$(33,141)

Denominator:
Weighted average common shares outstanding	223,110	216,175	222,435	214,161

Continuing operations	$0.04	$(0.01)	$(0.02)	$(0.15)
Discontinued operations	0.00	0.00	0.00	0.00

Basic net income (loss) per common share	$0.04	$(0.01)	$(0.02)	$(0.15)

Diluted net income (loss) per common share attributable to Rentech:
Numerator:
Income (loss) from continuing operations	$7,888	$(1,677)	$(5,192)	$(33,149)
Income from discontinued operations	—	2	—	8

Net income (loss)	$7,888	$(1,675)	$(5,192)	$(33,141)

Denominator:
Weighted average common shares outstanding	223,110	216,175	222,435	214,161
Effect of dilutive securities:
Warrants	748	—	—	—
Common stock options	60	—	—	—
Restricted stock	3,987	—	—	—

Diluted shares outstanding	227,905	216,175	222,435	214,161

Continuing operations	$0.03	$(0.01)	$(0.02)	$(0.15)
Discontinued operations	0.00	0.00	0.00	0.00

Diluted net income (loss) per common share	$0.03	$(0.01)	$(0.02)	$(0.15)

For the three months ended June 30, 2011 and 2010, approximately 26.2 million shares and 36.9 million shares, respectively, of the Company’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended June 30, 2011 and 2010, approximately 39.7 million shares and 36.9 million shares, respectively, of the Company’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.
Note 15 — Subsequent Events
On August 5, 2011, Rentech Nitrogen Partners, L.P., a wholly owned subsidiary of the Company (“RNP”), filed with the SEC a registration statement on Form S-1 for the proposed initial public offering of common units representing limited partnership interests. The number of common units to be offered and the price range for the offering have not yet been determined. Upon completion of the offering, RNP’s assets will consist of all of the equity interests of REMC, which owns the East Dubuque Plant. At the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous factors, including market conditions, and we can provide no assurance that it will be successfully completed. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful under the securities laws of such jurisdiction.

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
As used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,” “Rentech” and “the Company” mean Rentech, Inc., a Colorado corporation and its consolidated subsidiaries, unless the context indicates otherwise.
OVERVIEW OF OUR BUSINESSES
Rentech, Inc., incorporated in 1981, provides alternative and clean energy solutions and manufactures and sells nitrogen fertilizer products. The Company’s Rentech-SilvaGas and Rentech-ClearFuels biomass gasification processes can convert multiple biomass feedstocks into synthesis gas (syngas) for production of renewable fuels and power. Combining the gasification processes with the Company’s unique application of syngas conditioning and clean-up technology and the patented Rentech Process based on Fischer-Tropsch chemistry, the Company offers integrated solutions for production of synthetic fuels from biomass. The Rentech Process can also convert syngas produced from fossil resources using other technologies into ultra-clean synthetic jet and diesel fuels, specialty waxes and chemicals. Final product upgrading and acid gas removal technologies are provided under an alliance with UOP, a Honeywell company. The Company develops projects and licenses these technologies for application in synthetic fuels and power facilities worldwide. REMC, the Company’s wholly-owned subsidiary, manufactures and sells nitrogen fertilizer products including ammonia, urea ammonia nitrate solution, liquid and granular urea and nitric acid in the mid corn-belt region of the central United States.
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
Seasonality
Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at REMC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage shipped by quarter for the last three fiscal years and the nine months ended June 30, 2011.

	For the Fiscal Years Ended September 30,
	2011	2010	2009	2008
	(in thousands of tons)
First Quarter	167	124	115	171
Second Quarter	89	86	65	103
Third Quarter	212	206	203	170
Fourth Quarter	n/a	181	150	199

Total Tons Shipped for Fiscal Year	468	597	533	643

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
As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our products are typically sold for later shipment under product prepayment contracts, and the timing of these sales and the amount of down payments as a percentage of the total contract price may vary with market conditions. The variation in the timing of these sales and of these contract terms may add to the seasonality of our cash flows and working capital.
THREE AND NINE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 2010:
Continuing Operations
Revenues

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues:
Product shipments	$74,385	$49,958	$141,291	$94,313
Natural gas sales of excess inventory	—	153	—	2,004

Total nitrogen products manufacturing	74,385	50,111	141,291	96,317
Alternative energy	51	399	154	514

Total revenues	$74,436	$50,510	$141,445	$96,831

	For the Three Months		For the Three Months
	Ended June 30, 2011		Ended June 30, 2010
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	42	$26,969	51	$21,106
Urea ammonium nitrate solution	129	40,259	112	23,567
Urea (liquid and granular)	11	5,040	9	3,738
Carbon dioxide	26	724	31	816
Nitric acid	4	1,393	3	731

Total	212	$74,385	206	$49,958

	For the Nine Months		For the Nine Months
	Ended June 30, 2011		Ended June 30, 2010
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	106	$61,765	118	$43,989
Urea ammonium nitrate solution	238	61,713	195	36,091
Urea (liquid and granular)	26	12,167	25	10,188
Carbon dioxide	87	2,233	71	1,887
Nitric acid	11	3,413	7	2,158

Total	468	$141,291	416	$94,313

Nitrogen products manufacturing. Our nitrogen products manufacturing segment provides revenue from sales of various nitrogen fertilizer products manufactured at our East Dubuque Plant and used primarily in corn production. The East Dubuque Plant is designed to produce ammonia, urea ammonium nitrate solution, liquid and granular urea, nitric acid and carbon dioxide using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.
The increase in revenue for the three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010 was primarily due to increased sales prices for all nitrogen products and sales volume for urea ammonium nitrate solution, partially offset by lower sales volume for ammonia. Sales volume increased for urea ammonium nitrate solution due to a higher availability of product in the current year, as compared to the previous year during which the plant turnaround, in October 2009, and subsequent equipment failures resulted in less production of urea ammonium nitrate solution.
The average sales price per ton in the third quarter of the current fiscal year as compared with that of the prior fiscal year increased by 55% for ammonia and by 48% for urea ammonium nitrate solution. These two products comprised approximately 90% and 89% of the product sales for the three months ended June 30, 2011 and 2010, respectively. The average sales price per ton in the nine months ended June 30, 2011 as compared with the nine months ended June 30, 2010 increased by 56% for ammonia and by 40% for urea ammonium nitrate solution. These two products comprised approximately 87% and 85% of the product sales for the nine months ended June 30, 2011 and 2010, respectively. Average sales prices per ton increased due to higher demand caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2011.
Alternative Energy. This segment generates revenues for technical services and licensing activities related to the Company’s technologies. The Company enters into technical services contracts from time-to-time on a non-recurring basis which causes fluctuations in revenue from this segment.
Cost of Sales

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of sales:
Product shipments	$36,933	$34,598	$77,510	$72,781
Turnaround expenses	25	—	25	3,995
Natural gas sales of excess inventory	—	138	—	2,259
Natural gas sales with simultaneous purchase	—	—	—	57

Total nitrogen products manufacturing	36,958	34,736	77,535	79,092
Alternative energy	50	587	150	693

Total cost of sales	$37,008	$35,323	$77,685	$79,785

Nitrogen Products Manufacturing. The cost of sales for product shipments for the three and nine months ended June 30, 2011 increased from the prior comparable period primarily due to higher sales volume of urea ammonium nitrate solution, partially offset by lower sales volume for ammonia. In addition, during the three months ended June 30, 2011, a portion of the ammonia we sold was purchased product as opposed to ammonia produced by us. This increased the cost per ton of ammonia in cost of sales, but since it was sold at a price above our cost still resulted in a profit on the sale of the purchased ammonia. These higher costs of sales were partially offset by lower natural gas prices. Natural gas and labor costs comprised approximately 46% and 11%, respectively, of cost of sales on product shipments for the three months ended June 30, 2011 and 56% and 12%, respectively, of cost of sales on product shipments for the three months ended June 30, 2010. Natural gas and labor costs comprised approximately 50% and 12%, respectively, of cost of sales on product shipments for the nine months ended June 30, 2011 and 54% and 12%, respectively, of cost of sales on product shipments for the nine months ended June 30, 2010.
Turnaround expenses represent the cost of planned maintenance during turnarounds, which occur approximately every two years. A plant turnaround occurred in October 2009. As a result, during the nine months ended June 30, 2010, the Company incurred turnaround expenses of $3,995,000. Spending occurred during the three months ended June 30, 2011 for the turnaround scheduled in September 2011.
Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances, such as when contracted quantities received are in excess of production requirements and storage capacities. In that case, the sales proceeds are recorded as revenue and the related cost is recorded as a cost of sales. Natural gas may also be sold to a third party with a simultaneous purchase of gas by the Company of the same quantity at a lower price in order to realize a reduction of raw material cost. In this case, no revenue is recorded for the sale of gas, and the difference between the cost of the natural gas that was sold and the cost of natural gas that was simultaneously purchased is recorded directly to cost of sales.

Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $3,339,000 and $3,194,000 for the three months ended June 30, 2011 and 2010, respectively, and $7,193,000 and $7,312,000 for the nine months ended June 30, 2011 and 2010, respectively.
Alternative Energy. The cost of sales for our alternative energy segment was for costs incurred for work performed under technical services contracts.
Gross Profit (Loss)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Gross profit (loss):
Product shipments	$37,452	$15,360	$63,781	$21,532
Turnaround expenses	(25)	—	(25)	(3,995)
Natural gas sales of excess inventory	—	15	—	(255)
Natural gas sales with simultaneous purchase	—	—	—	(57)

Total nitrogen products manufacturing	37,427	15,375	63,756	17,225
Alternative energy	1	(188)	4	(179)

Total gross profit (loss)	$37,428	$15,187	$63,760	$17,046

Nitrogen Products Manufacturing. The gross profit for product shipments for the three and nine months ended June 30, 2011 increased compared to the prior comparable periods primarily due to higher sales prices and sales volume and lower natural gas prices, partially offset by higher cost of sales from purchased product that we sold. The purchased product was sold at a higher price than its cost, so we earned a profit on the purchased ammonia.
Operating Expenses

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating expenses:
Selling, general and administrative	$8,173	$7,492	$22,942	$21,337
Depreciation and amortization	547	476	1,679	1,460
Research and development	7,976	5,011	20,440	13,313
Other project costs	—	—	53	—
Gain on disposal of property, plant and equipment	(26)	(7)	(70)	(28)

Total operating expenses	$16,670	$12,972	$45,044	$36,082

Selling, General and Administrative Expenses. During the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, selling, general and administrative expenses increased by $681,000 or 9%. During the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, selling, general and administrative expenses increased by $1,605,000 or 8%. The increase for the three months ended June 30, 2011 was primarily due to an increase in salaries as a result of additional headcount in the alternative energy segment and sales-based incentive bonuses at REMC, an increase in computer services and support and increases in professional services and legal expense, partially offset by a decrease in stock-based compensation. The increase for the nine months ended June 30, 2011 was primarily due to an increase in salaries as a result of additional headcount in the alternative energy segment and sales-based incentive bonuses at REMC, an increase in computer services and support and increases in professional services, partially offset by a decrease in stock-based compensation and legal expense.
Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets that support general and administrative functions and that expense is recorded in operating expense. The amount of depreciation and amortization expense within operating expenses increased by $71,000 and $219,000 for the three and nine months ended June 30, 2011, respectively, which was primarily attributable to increased amortization of intellectual property as a result of revisions to the amortization period of the Company’s patents.
The majority of depreciation originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Research and Development. We incur research and development expenses at our technology center in Commerce City, Colorado, where we actively conduct work to further improve our technologies and to perform services for our customers. These expenses are included in our alternative energy segment. Research and development expenses increased by $2,965,000 during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in research and development expense primarily resulted from increased expenses at the PDU for plant modifications and repairs and the construction of the ClearFuels Gasifier and an increase of $535,000 of expense due to the consolidation of ClearFuels. Research and development expenses increased by $7,127,000 during the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. The increase in research and development expense primarily resulted from increased expenses at the PDU for plant modifications and repairs and the construction of the ClearFuels Gasifier; expenses to support a higher number of operating days; and an increase of $1,434,000 of expense due to the consolidation of ClearFuels.
Operating Income (Loss)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income (loss) from operations:
Product shipments	$36,341	$14,606 3	$60,764	$19,347 3

Turnaround expenses	(25)	—	(25)	(3,995)
Natural gas sales of excess inventory	—	15	—	(255)
Natural gas sales with simultaneous purchase	—	—	—	(57)

Total nitrogen products manufacturing	36,316	14,621	60,739	15,040
Alternative energy	(15,558)	(12,406)	(42,023)	(34,076)

Total income (loss) from operations	$20,758	$2,215	$18,716	$(19,036)

Nitrogen Products Manufacturing. The increase in income from operations for product shipments for the three and nine months ended June 30, 2011, as compared to the prior comparable periods, was primarily due to higher sales prices and sales volume and lower gas prices, partially offset by higher cost of sales from purchased product sold.
Alternative Energy. Loss from operations primarily consists of operating expenses, such as selling, general and administrative, depreciation and amortization, and research and development.
ANALYSIS OF CASH FLOW
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Nine Months
	Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,757	$(24,523)
Investing activities	(29,704)	(13,171)
Financing activities	74,969	16,509

Net increase in cash and cash equivalents	$50,022	$(21,185)

Cash Flows from Operating Activities
Net Loss. The Company had net losses of $6,272,000 and $33,141,000 for the nine months ended June 30, 2011 and 2010, respectively. The cash flows provided by or used in operations during these periods primarily resulted from the following operating activities:
Loss on debt extinguishment. In November 2010, REMC entered into the Second Amendment; the transaction was accounted for as an extinguishment of debt. As a result, a loss on debt extinguishment was recorded for $4,593,000. In June 2011, REMC entered into the 2011 Credit Agreement; the transaction was accounted for as an extinguishment of debt. As a result, a loss on debt extinguishment was recorded for $9,223,000. During the nine months ended June 30, 2011, as a result of the above two transactions, a total loss on debt extinguishment was recorded for $13,816,000. During the nine months ended June 30, 2010, REMC entered into the 2010 Credit Agreement; the transaction was accounted for as an extinguishment of debt. As a result, a loss on debt extinguishment was recorded for $2,268,000.

Payment of call premium fee. During the nine months ended June 30, 2011, in connection with the 2011 Credit Agreement, proceeds of $8,261,000 were used to pay the call premium fee on early payment premium related to the pay off of the term loans under the 2010 Credit Agreement.
Accounts Receivable. During the first nine months of fiscal 2011 and fiscal 2010, accounts receivable increased by $3,916,000 and $3,009,000, respectively, due to the effect of seasonality on our business. Sales are higher during the spring planting season than they are in the summer causing the June 30 balances to exceed the September 30 balances.
Property Insurance Claim Receivable. During fiscal 2009, we recorded a property insurance claim receivable for insured property losses related to a weather-related shutdown of REMC in January 2009. During the nine months ended June 30, 2010, the Company collected the outstanding balance of $1,795,000.
Receivables from Insurance / Litigation Settlement Payable. During the nine months ended June 30, 2011, we recorded insurance claim receivables of $2,056,000 relating to the class action shareholder lawsuits and the shareholder derivative lawsuits described in Note 10 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. During the same period, we also recorded an accrual of $1,954,000 for the related litigation settlements. Accounting guidance does not allow for the offset of these items in the consolidated balance sheets.
Inventories. During the first nine months of fiscal 2011 and fiscal 2010, inventories increased by $323,000 and decreased by $2,694,000, respectively. As was the case in the nine months ended June 30, 2010, inventories often decrease during this time due to the seasonal build-up of inventory prior to the fall ammonia application season and reduction of inventories due to product shipments during the spring planting season this quarter. However, inventories increased during the nine months ended June 30, 2011 due to inventory levels being unusually low leading into fiscal 2011 due to a high summer 2010 sales volume, mainly due to some large shipments by barge.
Deferred Revenue. We record deferred revenue on product prepayment contracts prior to delivery of the product to the extent we receive cash payments under those contracts. During the nine months ended June 30, 2011 and 2010, deferred revenue decreased $6,314,000 and $17,434,000, respectively. The decrease in both fiscal years is due to seasonal movement of sales tonnage on product prepayment contracts during the spring planting season. The decrease is less during the nine months ended June 30, 2011 due to a substantial amount of cash received for product prepayment contracts for product shipments in the summer and fall of 2011.
Cash Flows from Investing Activities
Proceeds from Sale of Available for Sale Securities. During the nine months ended June 30, 2010, the Company sold, through a tender offer and various sales, its entire holdings of available for sale securities for approximately $4,769,000, which resulted in a net loss on sale of investments of approximately $1,231,000. For the nine months ended June 30, 2011, there were no such sales.
Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of $9,514,000 for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 was primarily due to an increase in spending for development activities at the Company’s proposed project in Rialto, California (the “Rialto Project”) that was capitalized; spending for development activities at the Port St. Joe Project due to the acquisition in April 2011 of NWFREC; and an increase in capital spending at REMC due to purchasing of long-lead time materials and equipment for capital projects to be completed during the turnaround scheduled for October 2011.
Cash Flows from Financing Activities
Proceeds from term loan, net of original issue discount, and retirement of term loan, including costs. During the nine months ended June 30, 2011, concurrently with entering into the Second Amendment, the Company and REMC entered into a second incremental loan assumption agreement to borrow an additional $52,000,000, with an original issue discount of $1,040,000. Also during the nine months ended June 30, 2011, the Company entered into the 2011 Credit Agreement in which it borrowed $150,000,000. In connection with the 2011 Credit Agreement, proceeds of $85,383,000 were used to pay off the outstanding principal balance under the 2010 Credit Agreement. During the nine months ended June 30, 2010, the Company replaced its then-existing credit agreement, which had an outstanding balance of $37,112,000, with the 2010 Credit Agreement with an initial principal amount of $62,500,000 and an original issue discount of $1,875,000.
Payments on debt and notes payable. During the nine months ended June 30, 2011, in addition to $4,908,000 of scheduled principal payments, REMC prepaid $20,000,000 of outstanding principal in connection with the Second Amendment to the 2010 Credit Agreement, from cash on hand that REMC had reserved for such purpose and $5,000,000 as a mandatory prepayment in connection with the $5,000,000 dividend paid by REMC to Rentech, Inc.

Payments on Line of Credit on Available for Sale Securities. During the nine months ended June 30, 2010, we paid off the line of credit with the net proceeds from the various sales of available for sale securities. For the nine months ended June 30, 2011, there were no such sales.
Proceeds from Issuance of Common Stock. During the nine months ended June 30, 2010, we sold a total of approximately 6,172,000 shares of common stock which resulted in aggregate net proceeds of approximately $6.2 million after sales commissions of approximately $95,000. For the nine months ended June 30, 2011, there were no such sales.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
At June 30, 2011, our current assets totaled $139,002,000, including cash and cash equivalents of $104,168,000, of which $21,444,000 was held at REMC and was subject to restrictions imposed by the 2011 Credit Agreement, and accounts receivable of $13,502,000. Our current liabilities were $72,792,000. We had long-term liabilities of $172,950,000, comprised primarily of long-term convertible senior notes and term loan debt under our 2011 Credit Agreement. REMC’s income from continuing operations for the nine months ended June 30, 2011 was $37,737,000 compared to income from continuing operations of $6,389,000 for the nine months ended June 30, 2010. The Company’s loss from continuing operations for the nine months ended June 30, 2011 and 2010 was $6,272,000 and $33,149,000, respectively.
Pursuant to an Equity Distribution Agreement, as amended, we may sell up to approximately $43,700,000 in aggregate gross sales price of common stock until February 9, 2012, subject to certain restrictions, including those related to the trading volume of our common stock and limitations on selling securities outside of the trading windows under the Company’s insider trading policy. In addition to liquidity, if any, available under the Equity Distribution Agreement, depending on capital market conditions, other sources of liquidity for corporate activities during fiscal years 2011 and 2012 could include the issuance of equity or equity-linked securities, project debt and project equity, and various forms of financing in connection with REMC, including restructuring the 2011 Credit Agreement.
As of June 30, 2011 approximately $94,300,000 aggregate offering price of securities was available to be sold under our shelf registration statement (including up to $43,700,000 of common stock that may be sold under the Equity Distribution Agreement). This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
Capital markets have experienced periods of extreme uncertainty over the past few years, and access to those markets has been difficult. If we need to access capital markets, there can be no assurances that we will be able to do so on acceptable terms, or at all. Our failure to raise additional capital when needed would have a material adverse effect on our business, financial condition, results of operations and liquidity.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to need funding within the next 12 months. We believe we have sufficient liquidity for our budgeted funding requirements through the end of our fiscal year, September 30, 2011. For the alternative energy segment, these budgeted requirements include i) development costs to bring the Port St. Joe Project to the point where construction financing becomes possible, ii) costs related to completing the front-end engineering and design (“FEED”) for the Rialto Project, iii) continued development costs of the Natchez Project as well as other projects, iv) operating costs of our PDU, v) construction costs of the ClearFuels Gasifier at the PDU, vi) continued research and development of the Company’s technologies, vii) debt service requirements coming due within the next year, and viii) general operating and working capital uses. Further, we do not expect to require additional capital during the next twelve months to continue these activities at levels similar to those budgeted for fiscal year 2011.

Additional capital would be required to begin the construction phase of an alternative energy project, including the Port St. Joe Project. The Port St. Joe Project has an estimated total project cost of approximately $225.0 million, based on feasibility engineering studies. The Company has received notice from the DOE that the Company’s loan guarantee application under the Section 1705 Title XVII Loan Guarantee Program has been placed on hold. The DOE also indicated in its notice that the Port St. Joe Project may be eligible for a loan guarantee under the Section 1703 program and that the project’s loan guarantee application would continue to be evaluated subject to sufficient budget resources in the DOE Loan Programs Office. We are still assessing our possible next steps for developing and financing the Port St. Joe Project, but we would expect to pursue financing in the form of project debt from third party investors, equity from partners in the project or institutional investors, and may contribute equity directly into the project, depending on the availability of project financing from third parties. Any additional equity investment we make could be raised through new or restructured financings at REMC or the issuance of equity or debt securities by the Company. There can be no assurances that debt or equity funding for the Port St. Joe Project will be available on acceptable terms, or at all. In the event that the Company does not receive the required capital to fund construction costs on a timely basis, then the Port St. Joe Project may not be completed.
We would also need additional capital during the next 12 months if we elected to pursue other significant development activities, such as funding the development of certain new technologies, continuing the development of the Rialto Project beyond the FEED phase, or pursuing any of our other projects beyond their early development stages. Pre-FEED development activities for our projects require relatively low levels of capital, but in the event that funding is not available, we would not be able to advance the Rialto Project beyond FEED or advance other projects into the feasibility or FEED stages. We would expect to obtain additional capital for these projects and activities through some combination of project debt and equity, debt or equity incurred or issued by the Company, equity from strategic partners or suppliers, debt or equity issued by REMC, other new financings at REMC, and various forms of government support, but there is no assurance that these sources of capital will be available to us.
During the next 12 months, we expect REMC’s principal liquidity needs, which include costs to operate and maintain the East Dubuque Plant, such as its ordinary course needs for working capital, debt service requirements coming due within the next year and capital expenditures, to be met from cash on hand at REMC and cash forecasted to be generated by REMC’s operations. In response to increased consumption of ammonia in REMC’s market over the last 10 years, we have commenced an expansion project at the East Dubuque Plant that is designed to increase ammonia production capacity and ammonia available for sale at the East Dubuque Plant. We have obtained the construction permit for this project and commenced work on certain long lead-time items. We will continue to evaluate the market to determine the benefits of the expansion project. The completion of this project will require the finalization of ongoing engineering work and the ongoing funding of the project. Although the budget for the expansion project has not been finalized, we will require additional capital to complete this project.
REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Our practice of selling substantial amounts of our fertilizer products through prepayment contracts also contributes to our significant working capital changes at REMC. Working capital available at REMC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products.
All outstanding loans under the 2011 Credit Agreement are subject to annual amortization and require cash payments of interest. The term loans are subject to amortization, payable quarterly, of 2.5% of the original principal amount until March 31, 2016. The remaining principal is payable on June 10, 2016, the maturity date.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to need funding beyond the next 12 months. Our principal long-term needs for liquidity are to fund the completion of REMC’s ammonia expansion project, project development, detailed engineering, procurement, construction and operation of commercial projects as well as our ongoing research and development expenses, including operation of the PDU, and corporate administrative expenses. The continued development of existing and future projects beyond the next 12 months will require substantial amounts of additional new capital. We anticipate that the construction costs of our projects will range from hundreds of millions of dollars to multiple billions of dollars depending upon their size and scope. We would expect to meet the long-term liquidity requirements of these projects through various combinations of project debt and equity, debt and equity incurred or issued by the Company or REMC, equity from strategic partners and suppliers, and various forms of government support.
The outstanding loans under the 2011 Credit Agreement mature on June 10, 2016. However, the 2011 Credit Agreement requires us to meet the following financial covenants, and failure to meet such covenants could result in acceleration of the term loans under the 2011 Credit Agreement:
•
REMC and its subsidiaries cannot spend more than a specified maximum amount of capital expenditures in each fiscal year. From June 10, 2011 through September 30, 2012, the aggregate limit on capital expenditures is $30 million, and such limit varies each succeeding fiscal year. For the 20-day period ended June 30, 2011, REMC incurred $1.5 million of capital expenditures. If REMC and its subsidiaries do not expend the maximum amount of capital expenditures permitted for any period, then the unused amount from that period, subject to a $9.0 million maximum carry forward amount for the period from June 10, 2011 to September 30, 2012, may be carried forward to the subsequent period;

•
REMC and its subsidiaries must maintain a minimum interest coverage ratio for any period of four consecutive fiscal quarters. For fiscal year 2011, the minimum interest coverage ratio requirement is 3.50:1.00. For the twelve months ended June 30, 2011, our actual interest coverage ratio was 6.50:1.00;

•
REMC and its subsidiaries cannot exceed a maximum leverage ratio as of the last day of any period of four consecutive fiscal quarters. The maximum leverage ratio is calculated by dividing the outstanding principal amount of the loans under the 2011 Credit Agreement by EBITDA, as defined in the 2011 Credit Agreement. For fiscal year 2011, the maximum leverage ratio requirement is 2.75:1.00. For the twelve months ended June 30, 2011, our actual leverage ratio was 1.92:1.00; and

•
During the months of April through December of any fiscal year, REMC and its subsidiaries must maintain at least $7.5 million of unrestricted cash and permitted investments and during the months of January through March of any fiscal year maintain at least $5.0 million of unrestricted cash and permitted investments. At June 30, 2011, REMC had $21.4 million of unrestricted cash and permitted investments.

The full $57.5 million principal amount of the Notes is due in April 2013. During the remainder of the term of the Notes, the required annual cash interest payments are $2.3 million. At any time, we may redeem the Notes, in whole or in part, at a redemption price payable in cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but not including, the redemption date. On or before the maturity date, we expect to either exchange the Notes for new debt or equity securities, or pay off the Notes through some combination of cash holdings, proceeds from debt or equity incurred or issued by the Company, asset sales and new financings at REMC. Such exchanges and capital raising transactions, if any, will depend on prevailing market conditions and other factors. There is no assurance that such exchanges can be completed or that capital will be available to us in amounts sufficient to pay the principal amount of the Notes.
CONTRACTUAL OBLIGATIONS
We have entered into various contractual obligations as detailed in our Annual Report. During the normal course of business in the nine months ended June 30, 2011, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the nine months ended June 30, 2011, the following significant changes occurred to our contractual obligations:
•
The Company and REMC entered into the 2011 Credit Agreement. REMC used a portion of the net proceeds from the 2011 Credit Agreement to repay its credit facility under the 2010 Credit Agreement in full, and to pay related fees and expenses. As of June 30, 2011, the balance of the 2011 Credit Agreement was $150.0 million.

•
Natural gas forward purchase contracts committed decreased by $6,972,000 to $8,322,000. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall further below the purchase prices in the contracts. As of June 30, 2011, the natural gas forward purchase contracts included delivery dates through November 30, 2011. Subsequent to June 30, 2011, we entered into additional fixed quantity natural gas forward purchase contracts at fixed prices for various delivery dates through December 31, 2011. The total MMBtus associated with these additional contracts was 905,000 and the total amount of the commitments under contract was $4,252,000, resulting in a weighted average rate per MMBtu of $4.70.

•
Purchase obligations increased by $4,063,000 to $23,822,000 as measured by the total amount of open purchase orders. The increase is primarily due to the inclusion of open purchase orders for the Port St. Joe Project, construction of ClearFuels Gasifier and scheduled turnaround at REMC, partially offset by decrease in open purchase orders for the Rialto Project.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings under the 2011 Credit Agreement. Borrowings under the 2011 Credit Agreement bear interest at a variable rate based upon either Adjusted LIBOR (as defined in the credit agreement), or the lender’s Alternative Base Rate (as defined in the credit agreement), plus, in each case, an applicable margin. At June 30, 2011, three month LIBOR was approximately 0.246%, which is below the minimum of 1.5% in the 2011 Credit Agreement. As of June 30, 2011, we had outstanding borrowings under the 2011 Credit Agreement of $150.0 million. Based upon the outstanding balances of our variable-interest rate debt at June 30, 2011, and assuming interest rates are above the applicable minimum, and increase or decrease by 100 basis points, the potential annual increase or decrease in annual interest expense is approximately $1.5 million. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as by supply and demand and other factors. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing in 2008 and subsequently declining to the current levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility. In the normal course of business, we currently produce nitrogen-based fertilizer products throughout the year to supply the needs of our customers during the high-delivery-volume spring and fall seasons. Fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices.
We enter into product prepayment contracts committing our customers to purchase our nitrogen fertilizer products at a later date. By using fixed-price forward contracts, we purchase approximately enough natural gas to manufacture the products that have been sold under product prepayment contracts for later delivery. We believe that entering into such fixed-price forward contracts and product prepayment contracts effectively allows us to fix most of the gross margin on pre-sold product and mitigate risk of increasing market prices of natural gas or decreasing market prices of nitrogen products. However, this practice also subjects us to the risk of decreasing natural gas prices and increasing nitrogen fertilizer commodity prices after we have entered into the relevant fix-priced forward and product prepayment contracts. In addition, we occasionally make forward purchases of natural gas that are not directly linked to specific product prepayment contracts. To the extent we make such purchases, we also are exposed to fluctuations in natural gas prices.
Alternative Energy. The future success of our alternative energy business depends to a great extent on the levels and volatility of certain commodities such as petroleum-based fuels and electricity, as well as the cost of potential feedstocks such as biomass, natural gas or other feedstocks. It may also depend on the level and volatility of prices or taxes placed on emissions of carbon or other pollutants. The cost of feedstocks for our projects could also materially affect prospective profitability of those projects. We expect that our projects will be designed to produce fuels and power that may compete with conventional fuels and power as well as with fuels and power produced from non-traditional sources. The prices of our products may be influenced by the prices of those traditional or alternative fuels and power. Fluctuations in the price of construction commodities such as concrete, steel and other materials could have a material effect on the construction cost, and therefore of the projected returns to investors, on such projects. Significant fluctuations in such prices may materially affect the business prospects of our alternative energy business.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011. Accordingly, management has concluded that our consolidated financial statements contained in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 10 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

See Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2010 for a detailed discussion of risk factors affecting the Company. Those risk factors should also be read in conjunction with Exhibit 99.3 to our Current Report on Form 8-K filed on August 5, 2011, which updates and supplements the risk factors included in our Annual Report.

ITEM 6.	EXHIBITS.
Exhibit Index
2.1
Membership Interest Purchase Agreement, dated April 12, 2011 by and between Biomass Energy Holdings LLC and GCSEC Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 2011).

10.1
Credit Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC as Sole Bookrunner, Sole Syndication Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2011).

10.2
Guarantee and Collateral Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 14, 2011).

10.3
Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 14, 2011).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.
Dated: August 9, 2011	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: August 9, 2011	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer