Form 10-K
period 2011-09-30
RENTECH INC /CO/
filed 2011-12-14
CIK 868725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2011, the last business day of the registrant’s most recently completed second quarter, was approximately $228.3 million (based upon the closing price of the common stock on March 31, 2011, as reported by the NYSE Amex).
The number of shares of the registrant’s common stock outstanding as of November 30, 2011 was 225,215,961.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2012 annual meeting of shareholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K to the extent stated in this report.

FORWARD-LOOKING STATEMENTS
Certain information included in this report contains, and other reports or materials filed or to be filed by us with the Securities and Exchange Commission, or SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I, Item 1A. Risk Factors” and from time to time in our periodic reports and registration statements filed with the SEC. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.
As used in this report, the terms “we,” “our,” “us,” “the Company” and “Rentech” mean Rentech, Inc., a Colorado corporation and its consolidated subsidiaries, unless the context indicates otherwise. References to “RNHI” refer to Rentech Nitrogen Holdings, Inc., a Delaware corporation and one of our indirect wholly-owned subsidiaries. References to “RNP” refer to Rentech Nitrogen Partners, L.P., a publicly traded Delaware limited partnership and one of our indirectly majority owned subsidiaries. References to “the General Partner” refer to Rentech Nitrogen GP, LLC, a Delaware limited liability company, RNP’s general partner and one of our indirect wholly-owned subsidiaries. References to “RNLLC” refer to Rentech Nitrogen, LLC, a Delaware limited liability company that was formerly known as Rentech Energy Midwest Corporation, or REMC. References to any of our fiscal years mean the fiscal year ending September 30 of that calendar year.

PART I

ITEM 1.	BUSINESS
Company Overview
Our vision is to be a provider of clean energy solutions. We own and develop technologies that enable the production of certified synthetic fuels and renewable power when integrated with certain other third-party technologies. Our clean energy technology portfolio includes the Rentech-SilvaGas biomass gasification technology (the “Rentech-SilvaGas Technology”) and the Rentech-ClearFuels biomass gasification technology (the “Rentech-ClearFuels Technology”), which can produce synthesis gas (“syngas”) from biomass and waste materials for production of renewable power and fuels. Renewable hydrogen can also economically be separated out of the syngas produced using the Rentech-ClearFuels Technology. We also own the patented Rentech Process which is based on Fischer-Tropsch (“FT”) chemistry. The Rentech Process can convert syngas from our or others’ gasification technologies into complex hydrocarbons that then can be upgraded into fuels or chemicals using refining technology that we license.
We also own, through our wholly owned subsidiaries, the general partner interest and approximately 61% of the common units representing limited partner interests in RNP, a publicly traded partnership. Through its wholly owned subsidiary, RNLLC, RNP manufactures natural-gas based nitrogen fertilizer products at its facility in East Dubuque, Illinois (the “East Dubuque Facility”), and sells such products to customers located in the Mid Corn Belt region of the United States. Our ownership interest in RNP currently entitles us to approximately 61% of all distributions made by RNP to its common unit holders, which distributions can be used for general corporate purposes. We intend to maintain a majority interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP in a manner that dilutes our ownership interest in RNP. On November 9, 2011, RNP completed an initial public offering of its common units. For further information regarding the initial public offering, see “—RNP’s Initial Public Offering.”
Alternative Energy Business Overview
We are working to advance the commercial deployment of our alternative energy technologies, in combination with third party technologies, through licensing and project development with partners. We are also considering investments in related technologies and businesses through joint development efforts and acquisitions.
We own SilvaGas Holding Corporation (“SilvaGas”) and the Rentech-SilvaGas Technology, which can convert a wide range of biomass and waste feedstocks, including wood, wood residues, straw, switch grass, refuse-derived fuel, energy crops and agricultural residues, into syngas. In the fiscal year ended September 30, 2011, we increased our equity ownership interest in ClearFuels Technology, Inc. (“ClearFuels”) from 25% to 95%. ClearFuels is a bio-energy gasification and project development company that owns technology that can convert virgin cellulosic biomass feedstock, such as wood waste and sugar cane bagasse, into syngas. In November 2011, we completed construction of a demonstration-scale Rentech-ClearFuels gasifier (the “Rentech-ClearFuels Gasifier”) at our Product Demonstration Unit (“PDU”), with the assistance of a grant from the United States Department of Energy (the “DOE”).
The ultra-clean synthetic fuels produced from syngas using our FT process include military and commercial jet fuels and ultra- low sulfur diesel fuel. Unlike some other alternative transportation fuels, such as ethanol, fuels produced through the Rentech Process are drop-in fuels, meaning that they can be transported and used in existing infrastructure, including pipelines and engines, without blending restrictions.
The Rentech Process can produce synthetic diesel fuels (“RenDiesel® fuels”) that are clean burning and have lower emissions of regulated pollutants, such as nitrogen oxides, sulfur oxides and particulate matter, than traditional petroleum-based diesel fuels. These fuels either meet or exceed all fuel and environmental standards presently applicable in North America, including the American Society for Testing and Materials (“ASTM”) D-975 standard for diesel fuel, which is the specification used for regular diesel fuel. RenDiesel fuels conform to CEN CWA 15940, the European specification for paraffinic diesel fuels from synthesis or hydrotreatment.
The Rentech Process can also produce synthetic jet fuel (“RenJet® fuel”), which, when blended with conventional jet fuel, meets jet fuel specifications for military jet fuel and commercial Jet A and Jet A-1 fuels. Synthetic jet fuel produced from the Rentech Process meets ASTM specifications for use of up to a 50% blend with traditional jet fuel in commercial aviation, and it has been certified by the United States Air Force for use in its aircrafts. RenJet fuel conforms to DefStan 91-91 Issue 7, Annex D, the European specification for jet fuel.

We believe that fuels and power produced from biomass using our technologies will have very low lifecycle carbon footprints, approaching zero in some cases, depending on the type and source of the feedstock. Using biomass for fuels and power production can also divert the feedstock from disposal in landfills or other uses that generally have greater lifecycle carbon footprints. With respect to fossil feedstocks such as coal and natural gas, a DOE study of the life-cycle greenhouse gas emissions from the production of fuels from fossil feedstocks using FT chemistry concluded that, when carbon capture and sequestration are used, the resulting emissions are lower than those generated in the traditional production of petroleum-derived fuels. Because a high percentage of the carbon dioxide (“CO2”) produced by our processes is isolated as part of our standard plant designs, we believe that carbon capture and sequestration could be readily achieved in coal or natural gas-to-liquids projects utilizing our technology if an economical option for sequestration can be identified.
We have constructed and operate the PDU, a demonstration-scale plant at our Rentech Energy Technology Center (“RETC”) located in Commerce City, Colorado, which we believe is the only operating integrated FT synthetic transportation fuels facility in the United States. The PDU is capable of producing approximately ten barrels per day of synthetic fuels. Since coming on-stream in 2008, we have produced thousands of gallons of ultra-clean synthetic fuels from natural gas at the PDU. Our jet and diesel fuel have been used by the United States Air Force, United Air Lines, Inc. and Audi of America, Inc., among others. As discussed above, we have constructed the Rentech-ClearFuels Gasifier, which has been integrated with the existing demonstration facility at the PDU. In November 2011, we completed construction on the Rentech-ClearFuels Gasifier and we began the process of commissioning and startup. The Rentech-ClearFuels Gasifier is expected to produce syngas from biomass feedstocks, which would enable us to produce jet and diesel fuel from biomass at the PDU at demonstration scale.
We are pursuing the commercial deployment of our gasification technologies and the Rentech Process by seeking to include our technologies in projects developed by us and/or other parties, and through licensing our technologies. We have adopted a revised project development strategy for the commercialization of our alternative energy technologies, which includes pursuing projects that are smaller and require less capital than those previously under development by us, and seeking partners to deploy our technologies possibly in conjunction with partners’ technologies in integrated energy projects. In both cases, our strategy is to seek project opportunities for which our investment would be within our expected liquidity. The revised strategy reflects our expectation that project finance debt or equity for large, first-of-a-kind energy technology projects generally is not available in the market although we do believe that project capital may be more widely available if particular technologies and integrated systems have been proven at commercial scale. Given these developments, our projects in Rialto, California (the “Rialto Project”), Natchez, Mississippi (the “Natchez Project”) and Port St. Joe, Florida (the “Port St. Joe Project”) have been abandoned because they no longer fit our development strategy. As a result, we impaired capitalized costs associated with these projects in our financial statements for the fiscal year ended September 30, 2011. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The fiscal year ended September 30, 2011 Compared to The fiscal year ended September 30, 2010—Continuing Operations—Loss on Impairments.”
Nitrogen Fertilizer Business Overview
The East Dubuque Facility, which is located in East Dubuque, Illinois, has been in operation since 1965, with infrequent unplanned shutdowns. Through its wholly owned subsidiary, RNLLC, RNP produces primarily anhydrous ammonia, or ammonia, and urea ammonium nitrate solution, or UAN, at the East Dubuque Facility, using natural gas as its primary feedstock. Substantially all of RNP’s products are nitrogen-based. Our operating revenues in the fiscal year ended September 30, 2011 were derived almost exclusively from sales of products by RNLLC. Through the fiscal year ended September 30, 2011, we owned 100% of RNLLC.
The East Dubuque Facility is located in the center of the Mid Corn Belt, the largest market in the United States for direct application of nitrogen fertilizer products. The Mid Corn Belt includes the States of Illinois, Indiana, Iowa, Missouri, Nebraska and Ohio. We consider RNLLC’s market to be comprised of the States of Illinois, Iowa and Wisconsin.
RNLLC’s core market consists of the area located within an estimated 200-mile radius of the East Dubuque Facility. In most instances, RNLLC’s customers purchase its nitrogen products at the East Dubuque Facility and then arrange and pay to transport them to their final destinations by truck. To the extent RNLLC’s products are picked up at the East Dubuque Facility, it does not incur shipping costs, in contrast to nitrogen fertilizer producers located outside of its core market that must incur transportation and storage costs to transport their products to, and sell their products in, its core market. In addition, RNLLC does not maintain a fleet of trucks and, unlike some of its major competitors, RNLLC does not maintain a fleet of rail cars because its customers generally are located close to the East Dubuque Facility and prefer to be responsible for transportation. Having no need to maintain a fleet of trucks or rail cars lowers RNLLC’s fixed costs. The combination of RNLLC’s proximity to its customers and our storage capacity at the East Dubuque Facility also allows for better timing of the pick-up and application of its products, as nitrogen fertilizer product shipments from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer may occur.

The East Dubuque Facility can produce up to 830 tons of ammonia per day, with the capacity to upgrade up to 450 tons of ammonia to produce up to 1,100 tons of UAN per day. During the fiscal years ended September 30, 2011 and 2010, RNLLC produced approximately 273,000 tons and 267,000 tons, respectively, of ammonia, and approximately 312,000 tons and 287,000 tons, respectively, of UAN. For the fiscal years ended September 30, 2011 and 2010, ammonia and UAN combined accounted for approximately 91% and 89%, respectively, of RNLLC’s total gross profit. The East Dubuque Facility has the flexibility to vary its product mix significantly, which permits it to upgrade its ammonia production into varying amounts of UAN, nitric acid and liquid and granular urea each season, depending on market demand, pricing and storage availability.
RNP’s Initial Public Offering
On November 9, 2011, RNP completed its initial public offering, or the Offering, of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The public currently owns 39.2% of RNP’s outstanding common units and RNHI owns the remaining 60.8% of our common units. The General Partner owns 100% of the general partner interest in RNP, and does not own an economic interest in RNP. At the closing of the Offering, RNHI contributed its member interests in RNLLC to RNP, and RNLLC, which was formerly known as REMC, converted into a limited liability company organized under the laws of the State of Delaware named Rentech Nitrogen, LLC. Prior to the closing of the Offering, RNLLC was our indirectly wholly owned subsidiary.
Acquisitions
We are considering acquisitions of assets, technologies and businesses related to our two business segments. In our alternative energy business, we intend to consider acquisitions that provide cash flow, enable the commercial deployment of our technologies or employ related technologies. In our fertilizer business, we intend to consider acquisitions related to our assets and expertise that may benefit from the partnership structure of our subsidiary, RNP. We believe that our liquidity currently gives us significant leverage in negotiating transactions, and that undervalued assets may be available for acquisition. Our objective in any acquisition is to achieve returns on investment at least commensurate with the risk of such investment. Acquisitions may be for stock, cash, or other consideration. However, acquisitions involve numerous risks and uncertainties, including the potential unavailability of financing, if needed, difficulties in completing any transaction on sufficiently favorable terms and the possibility that any expected benefits of the acquisition may not be realized. As a result, there can be no assurance that we will be able to complete any acquisitions on a timely basis or at all.
Our Alternative Energy Business
Alternative Energy Strategy
We own and develop technologies that enable the production of certified synthetic fuels, other renewable fuels, and renewable power when integrated with certain other third-party technologies. Our clean energy technology portfolio includes the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology, which can produce syngas from biomass and waste materials for production of renewable power and fuels. Renewable hydrogen can also economically be separated out of the syngas produced using the Rentech-ClearFuels Technology. We also own the patented Rentech Process which is based on FT chemistry. The Rentech Process can convert syngas produced by our or others’ gasification technologies into complex hydrocarbons that can subsequently be upgraded into fuels or chemicals using refining technology that we license.
Our strategy in alternative energy is focused on the commercial deployment of our technologies into projects that have (i) equity partners to share the development funding, (ii) defined and probable financing options and (iii) markets for our products with strong fundamentals that are expected to provide attractive growth prospects. We intend to explore opportunities to combine our proprietary technologies with those of third parties and to pursue projects that are consistent with our development strategy. In addition to partnering with other technology providers, we also intend to explore opportunities to acquire complementary businesses and technologies, and to pursue the licensing of our technologies to third parties who are developing projects.
In the near term, we intend to focus on commercial deployment of our biomass gasification technologies into projects that have defined and probable financing options and commercially acceptable terms and expected financial returns. These opportunities could include the sale of gasifiers, licensing of our technologies, revenues from engineering services and/or capital investments. Any investment we make into a project or business must meet our investment criteria, including having acceptable projected returns on capital that are commensurate with the risk of the investment. Some projects in which we would seek to invest would be designed to combine our biomass gasification technologies with third-party technologies for the production of renewable fuels or power. We intend to seek projects that have relatively high product yields, commercially attractive financial returns and significant funding from equity sponsors and other financing sources. We expect these projects to be smaller in scale than projects we have contemplated in the past, and we intend to limit the number of projects we pursue at any one time.
If we successfully commercialize our technologies as described above, we expect to develop a roll-out strategy that would include multiple renewable energy projects utilizing integrated technologies with plans to increase output, reduce capital requirements per unit of product and improve yields. If we successfully commercialize our technologies as described above, we also expect to pursue larger scale projects with commercially attractive rates of return that we intend to finance through commercial sources. The design of these larger scale projects could include any one or a combination of our technologies, possibly in combination with proven third-party technologies. We expect to develop projects of this scale with partners who would co-fund the project development costs with us throughout the course of the project, and we may or may not be the lead developer of these projects. We do not expect to commit significant capital to these projects until the total financing required for the projects has been secured. Our long-term strategy also includes licensing of our technologies.
Research and Development Program
We intend to continue to develop and enhance our technologies and while also reducing our level of spending on research and development. Our research and development activities are headquartered at the RETC, where we recently integrated the Rentech-ClearFuels Gasifier with the PDU and where we have skilled technical, engineering and operating teams that work at our laboratories and demonstration-scale plants. Our laboratories contain equipment and facilities that support the continued development and testing of our technologies, as well as complementary technologies. The facilities allow us to conduct online analysis of feedstock and products. We are actively pursuing funding from governmental and strategic research partners, both to reduce our spending on research and development and to participate in the development of conversion technologies that may enable commercialization of our energy business. The $23 million grant from the DOE for our integrated bio-refinery is an example of such funding.
Our principal research and development activities are currently the demonstration of the Rentech-ClearFuels Gasifier’s production of synthetic fuels from biomass using the Rentech Process. We completed the installation of the Rentech-ClearFuels Gasifier, partially funded by a grant from the DOE, to supply syngas to the PDU in order to show, at demonstration scale, a gasification technology that would complement the Rentech-SilvaGas Technology. We intend to continue to develop technology and processes that clean and condition syngas produced from biomass and that may enable significantly increased yields of syngas, an input for the Rentech Process and other conversion processes. We believe that the PDU and the integrated Rentech-ClearFuels Gasifier are important to our research and development activities and to those of our potential partners, and it provides samples of our products to potential customers.
Research efforts at our laboratory are focused on optimizing the efficiency and operating costs of our technologies, and on the development of next-generation technology to further improve the economics of producing fuel and electricity from various forms of renewable and fossil feedstock.
Our Proprietary Rentech Process
The Rentech Process is a significant enhancement of the FT technology originally developed in the 1920s. Prior to application of the Rentech Process, hydrocarbon-bearing feedstocks are reformed or gasified into syngas by various commercially available processes, including the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology. The syngas is then converted through the Rentech Process into differentiated hydrocarbon products in a reactor vessel containing our patented and proprietary catalyst, and then upgraded with commercially available refining processes. Feedstocks for this process can include fossil resources, such as coal, petroleum coke or natural gas; biomass resources, such as wood, energy crops, forestry waste or agricultural waste; and municipal solid waste.

We have successfully produced synthetic fuels from natural gas at the PDU in Commerce City, Colorado in a series of campaigns since August 2008. We expect to begin producing synthetic fuels from biomass by the end of calendar year 2011 through the operation of the Rentech-ClearFuels Gasifier. We believe that the PDU is the only operating integrated FT synthetic fuels facility in the United States producing transportation fuels. The PDU is designed to produce approximately ten barrels per day of synthetic jet and diesel fuels and demonstrates the design, construction and operation of a synthetic fuels facility utilizing the Rentech Process. Achieving production at the PDU was the result of the operation and integration of all processes at the PDU, including the steam methane reformer for the production of synthesis gas; the conversion of the synthesis gas in our reactor into clean hydrocarbons; the separation of our catalyst from the wax produced from the reactor; and the processing and upgrading of the hydrocarbons into synthetic fuels, using hydrocracking and hydrotreating technologies provided by UOP LLC (“UOP”), a wholly owned subsidiary of Honeywell International, Inc. We and UOP maintain an alliance that provides customers with a single source of technology for syngas clean-up, conversion and product upgrading. In the near term, we expect operations at the PDU to enable us to:
•	demonstrate the production of synthetic fuels from biomass;
•	confirm and optimize the design parameters of the Rentech-ClearFuels Technology integrated with the Rentech Process during longer-term production runs;
•	monitor the effects of various operation parameters on overall product yields;
•	demonstrate integrated natural gas-to-fuels and biomass-to-fuels processes for strategic partners and financing sources; and
•	produce fuels for validation, certification and customer development.
Rentech-SilvaGas Technology
The patented Rentech-SilvaGas Technology generates medium-BTU syngas through the gasification of varying types of biomass feedstocks such as forestry products, pulp and paper residue, agricultural byproducts and energy crops. Biomass feedstock is loaded into the gasifier and mixed with hot sand, turning it into syngas and residual char. The residual char and sand are separated from the syngas by a cyclone separator and discharged to a combustor. The sand is then reheated in the combustor by adding air and burning the residual char and carbon. The reheated sand is removed from the combustion gas by a cyclone separator and returned to the gasifier. The resulting syngas can then be fed into a gas turbine or boiler for renewable power production. The syngas may also be used in combination with the Rentech Process or other processes for the production of renewable fuels.
The Rentech-SilvaGas Technology was developed with approximately $100 million in funding from private investors and the DOE. A gasifier incorporating the technology operated over a series of campaigns for over 22,000 hours at a 10 dry ton per day pilot scale plant at the Battelle Memorial Institute in Columbus, Ohio. A SilvaGas gasifier also was operated successfully on a commercial scale from 1998 to 2001 during a series of operating campaigns at a facility in Burlington, Vermont, built in partnership with the DOE, National Renewable Energy Laboratory and Battelle Columbus Laboratory. The gasifier at the Burlington facility converted 400 dry tons per day of wood-based biomass into syngas used for power production. Rentech acquired the Rentech-SilvaGas Technology through its acquisition of SilvaGas in June 2009.
Rentech-ClearFuels Technology
The Rentech-ClearFuels Technology produces medium-British Thermal Unit (“BTU”) syngas from cellulosic feedstocks through the use of a high efficiency hydrothermal reformer. The syngas can be used to produce renewable power or be processed through Rentech’s technology or other technologies to produce renewable fuels. We believe that renewable hydrogen also can economically be separated out of the syngas produced using the Rentech-ClearFuels Technology.
The Rentech-ClearFuels Technology has operated at pilot scale in excess of 10,000 hours and multiple third parties, including Idaho National Laboratory and Hawaii Natural Energy Institute, have independently validated the results of the pilot scale data. We expect the Rentech-ClearFuels Technology to be exhibited at demonstration scale of up to 20 tons per day by the Rentech-ClearFuels Gasifier at RETC, which was completed in November 2011. We have begun the process of commissioning and startup of the Rentech-ClearFuels Gasifier.
Competition in the Alternative Energy Segment
Competition in our alternative energy business varies depending on the technology and the relevant market. We face competition to provide energy conversion technologies, as well as competition in markets for the products to be produced and for the feedstocks required for the projects in which we are seeking to deploy our technologies.

Competition in Energy Conversion Technologies
Competition in Fischer-Tropsch Technologies: The development of FT technology for the production of hydrocarbon products is highly competitive. Several major integrated oil companies, such as ExxonMobil Corporation, the Royal Dutch Shell plc, Statoil ASA and BP plc, as well as several other companies such as Sasol Limited, have developed or are developing competing technologies. A number of these competitors have substantially more resources to fund research and development and to stand behind guarantees of the performance of the technology.
The fundamental differences between the various FT technologies developed by us and our competitors are the FT catalyst, the reactors in which the syngas reacts with the catalyst and the process for separating catalyst from the wax product. The Rentech Process uses its proprietary iron-based catalyst which permits the efficient use of a wide range of feedstocks. We believe that most other FT technologies use cobalt-based catalysts. The Rentech Process also includes a patented process for separation of the Rentech catalyst from the wax product. Developing commercial FT technology requires significant capital and time, which we believe provides a material barrier to new competitors. We believe that our focus on developing small to medium sized facilities will require less capital and time for construction than larger capacity facilities.
Competition from other Alternative Fuels Technologies: We believe that a number of large and small companies are developing a wide range of technologies that could produce alternative fuels from various feedstocks. We compete with these technology providers to provide conversion technology to project developers, on the basis of technology readiness, the overall cost of producing fuel and on the characteristics of the fuel to be produced. We also may compete with these companies for capital, feedstock and project development sites.
Competition in Biomass Gasification Technology
We believe that there are two primary categories of competition to the Rentech-SilvaGas Technology and Rentech-ClearFuels Technology: conventional, proven technologies and developmental, small-scale technologies. We believe that the conventional technologies are typically used to produce low-BTU syngas that is then combusted in a boiler to generate steam for use in power production. These technologies have been deployed at large commercial scale facilities and are currently the established technologies for biomass-to-energy projects.
We believe that the developmental technologies are typically designed to produce a medium-BTU syngas which could be used for a wider range of applications, including power production on a more efficient scale and for higher value fuels such as Fischer-Tropsch fuels, ethanol, butanol, or for precursors of many industrial chemicals. These technologies are generally considered to have higher technological or scale-up risk than their conventional competitors because they have operated only at small scale or pilot scale. We believe the facility in Burlington, Vermont that utilized the Rentech-SilvaGas technology from 1998 to 2001 remains the largest facility that has operated with this type of biomass gasification technology in North America, but other competitors have reported operating small scale facilities for several years which have gained some commercial acceptance. While some of our competitors’ technologies require the use of oxygen to make medium BTU syngas, the Rentech-SilvaGas Technology and Rentech-ClearFuels Technology does not, which can help to simplify the design, lower the capital costs and reduce the required scale at which a biomass gasification facility can efficiently operate. Competitors in this area include Repotec Co., LTD., Thermoselect, InEnTec Chemical LLC, Taylor Biomass Energy, LLC, ThermoChem Recovery International, Inc. and Carbona Corporation.
Competition in Product and Feedstock Markets
Competition in Fuels: Fuels and chemicals produced at our projects would compete broadly with fuels and chemicals produced from petroleum as well as alternative fuels and chemicals produced from various feedstocks. We believe that our synthetic fuels have some advantages over other types of alternative fuels due to their high quality and low emissions properties. Our fuels, when produced from biomass, may have very low life-cycle carbon footprints, which could be an advantage, depending on the development of regulations to limit carbon emissions. Our competition in providing fuels comes from very large, well-capitalized companies in the petroleum industry and from smaller developmental companies in the alternative fuels and chemicals businesses.
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

Competition for Feedstock: For our projects that would use coal, petroleum coke or natural gas as feedstocks, we compete for supply of those feedstocks with the broad range of large and small purchasers of those feedstocks, and the markets for those feedstocks include a large number of participants. For our projects that would use biomass or waste as feedstocks, we compete in more fragmented, less developed markets to acquire supplies of feedstock. Biomass feedstocks can be categorized into urban streams (including waste materials such as municipal solid waste, construction and demolition waste, green wastes and sewage sludge) and rural streams (including agricultural materials such as stovers and straws, sugar cane bagasse, forestry residues, energy crops and algae). The markets for biomass and waste feedstocks are highly localized, as transportation costs are high relative to the value of the feedstock, and the infrastructure for collecting and transporting these feedstocks is less well developed. We compete for these feedstocks with existing and proposed traditional biomass-to-power plants, which produce power through incineration of the feedstock, and with a number of proposed projects that would use new technologies to convert biomass and/or waste into power and/or fuels.
Competition for Syngas: Syngas produced by our technologies would compete broadly with syngas produced from a number of proposed projects that would use new technologies to convert biomass and/or waste into syngas. Since syngas is an alternative to natural gas as a feedstock, we also compete with large and well-capitalized companies that supply natural gas.
Products and Markets
Facilities using our technologies can be designed and configured to produce synthetic fuels, chemicals and/or power from fossil and biomass resources.
The products we can produce include renewable synthetic diesel and jet fuels, base oil, naphtha (primarily used as a feedstock in the production of plastic) and power from biomass resources; synthetic diesel and jet fuels, base oil, naphtha and power from fossil or fossil and biomass resources; paraffinic waxes, solvents and specialty chemicals; syngas and renewable hydrogen; and power.
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
In 2002, the California Legislature passed Senate Bill 1078 establishing California’s Renewable Portfolio Standard (the “RPS”). As modified by subsequent legislation and executive orders, the RPS requires retail sellers of electricity regulated by the California Public Utilities Commission to procure or produce power representing 20% of their retail sales from renewable sources by 2010. On July 31, 2010, the California Air Resources Board adopted the Renewable Electricity Standard (“RES”) which requires all utilities, including municipal utility districts, and other load-serving entities to procure or produce power representing 33% of their retail sales from renewable resources by 2020, as prescribed by the Global Warming Solutions Act of 2006. The California Legislature subsequently passed legislation codifying the 33% increase in the RPS, which was signed into law on April 12, 2011. We expect that future biomass-to-electricity plants employing the Rentech-SilvaGas Technology will meet both the RPS and RES requirements.
The Renewable Fuel Standard (the “RFS”) created under the Energy Policy Act of 2005 (as amended, “EPACT 2005”) and subsequently expanded by the Energy Independence and Security Act of 2007 (“EISA 2007”), established four distinct renewable fuel categories and associated volumetric blending requirements that in aggregate reach 36 billion ethanol gallon equivalents by 2022, although the EPA has the authority to reduce such requirements, if necessary. The mandate, which was created under the authority of the Clean Air Act (the “CAA”), requires the blending of renewable diesel fuels with conventional diesel fuels. Fuels produced from renewable feedstock using the Rentech Process will qualify as renewable diesel fuels.
Government Incentives
EPACT 2005 provides for incentives to stimulate coal gasification into FT fuels and chemicals, including an authorization of grants for gasification and gasification co-production, which includes the production of FT fuels, fertilizer and electricity, as well as comprehensive loan guarantees for up to 80% of the project cost for deployment and commercialization of innovative technologies including gasification projects and gasifying coal to produce “ultra-clean premium fuels through Fischer-Tropsch process.”

As discussed above, the RFS established volumetric blending requirements that must reach a certain threshold by 2022, although the EPA has the authority to reduce such threshold, if necessary. We believe that government mandates for production of ethanol could increase the demand for corn and, as a result, for our nitrogen fertilizer products which are used in corn production. In addition, we expect that RenDiesel fuel will qualify as a cellulosic diesel fuel (a sub-category of one of the distinct renewable fuel categories under the RFS), which would allow obligated parties to use the fuel to meet either cellulosic biofuel or biomass-based diesel fuel volumetric blending requirements under the RFS.
An obligated party under the RFS, which includes any refiner or importer of petroleum-based gasoline or diesel fuel, demonstrates compliance with the RFS through the acquisition of unique Renewable Identification Numbers (“RINs”) assigned to produced or imported renewable fuel based upon the energy content of the fuel relative to ethanol. Each year, obligated parties under the RFS must acquire sufficient RINs to demonstrate compliance with their Renewable Volume Obligation (“RVO”). RINs may be traded freely between renewable fuel producers, marketers, obligated parties and other investors in RINs, and their price is generally determined between purchasers and sellers of RINs. EISA 2007 created one RIN category for each of the four volumetric blending requirements under the RFS. RenDiesel fuel, as a cellulosic diesel fuel, is expected to receive a cellulosic biofuel RIN in any project that uses cellulosic materials as feedstock. RenDiesel fuel, when derived from biomass, would receive 1.7 RINs per gallon.
The Emergency Economic Stabilization Act of 2008 provides for a tax credit for capture and sequestration of anthropogenic CO2 that remains sequestered in geological formations. The tax credit is $10 per ton for CO2 used for enhanced oil recovery and permanently sequestered, and $20 per ton for CO2 injected in other geological formations.
The American Recovery and Reinvestment Act of 2009 (“ARRA”) provided funding to several renewable energy programs, including funding for advanced biofuel production technologies. Rentech and ClearFuels, received an award under this program for approximately $23 million for the ClearFuels Gasifier recently constructed at the PDU.
In 2006, the California Legislature passed Assembly Bill 32 (“AB-32”) or the Global Warming Solutions Act of 2006. AB-32 is intended to reduce greenhouse gas emissions in California to 1990 levels by 2020. The Low Carbon Fuel Standard (“LCFS”) under AB-32 requires regulated parties, which are California-based refiners or importers of gasoline or diesel fuel, to reduce the carbon content per BTU (the “carbon intensity”) in the transportation fuels they sell in California by at least 10% by 2020. LCFS credits will be assigned to each gallon of renewable fuel that has a carbon intensity value below that of equivalent petroleum fuel. We expect that RenDiesel fuel will be entitled to receive LCFS credits. Regulated parties must comply with the LCFS on an annual basis beginning in 2011, although regulated parties have until April 30 of the following year to purchase any additional LCFS credits (in excess of LCFS credits earned) necessary to comply with the LCFS.
The Canadian Renewable Fuels Regulations mandates an average of 5% renewable fuels content in Canadian gasoline, effective December 15, 2010. The Canadian government has also set a goal of 2% renewable fuels content in Canadian diesel fuel and heating distillate oil by 2012. Additionally, the Canadian federal ecoENERGY for Biofuels program provides a per liter incentive for renewable biofuels.
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
Our Nitrogen Fertilizer Business
We also own, through our wholly owned subsidiaries, the general partner interest and approximately 61% of the common units representing limited partner interests in RNP, a publicly traded partnership that manufactures natural-gas based nitrogen fertilizer products at the East Dubuque Facility and sells such products to customers located in the Mid Corn Belt region of the United States.

East Dubuque Facility
The East Dubuque Facility is located on approximately 210 acres in the northwest corner of Illinois on a 140-foot bluff above Mile Marker 573 on the Upper Mississippi River. The East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and food-grade CO2 using natural gas as its primary feedstock. The East Dubuque Facility operates continuously, except for planned shutdowns for maintenance and efficiency improvements and unplanned shutdowns, which are infrequent. The East Dubuque Facility can optimize its product mix according to changes in demand and pricing for its various products. Some of these products, such as UAN, are final products sold to customers, and others, including ammonia, are both final products and feedstocks for other final products, such as nitric acid, liquid urea, granular urea and CO2.
The following table sets forth the East Dubuque Facility’s current rated production capacity for the listed products in tons per day and tons per year, and RNLLC’s product storage capacity:

	Production Capacity
Product	Tons /Day	Tons /Year	Product Storage Capacity
Ammonia	830	302,950	40,000 tons (2 tanks); 15,000 tons(1)
UAN	1,100	401,500	80,000 tons (2 tanks)
Urea (liquid / granular)	400 /140	146,000 / 51,100	12,000 granular ton warehouse
Nitric acid	380	138,700	Limited capacity is not a factor
CO2(2)	650	237,250	1,900 tons

(1)
Represents 15,000 tons of space at the terminal of Agrium, Inc., or Agrium, in Niota, Illinois where RNLLC has the right to store ammonia pursuant to its distribution agreement with Agrium. RNLLC’s right to store ammonia at this terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless it delivers a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, RNLLC’s right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. See “—Marketing and Distribution.”

(2)
RNLLC expects to reduce the East Dubuque Facility’s CO2 production capacity to 350 tons per day and 127,750 tons per year by May 2012 if it completes its ammonia capacity expansion project. See “—Expansion Projects.”

The following table sets forth the amount of products produced by, and shipped from, the East Dubuque Facility for the fiscal years ended September 30, 2011, 2010 and 2009:

	Fiscal Year
	Ended September 30,
	2011	2010	2009
	(in thousands of tons)
Products Produced
Ammonia	273	267	267
UAN	312	287	274
Urea (liquid / granular)	155	145	162
Nitric acid	126	111	104
CO2	109	107	95
Products Shipped
Ammonia	125	153	126
UAN	315	294	267
Urea (liquid / granular)	29	32	36
Nitric acid	15	11	9
CO2	110	107	95
Expansion Projects
Since commencing operations in 1965, the East Dubuque Facility has undergone various expansion projects that have increased production and product upgrade capabilities. The expansion project RNLLC completed in 1998 entailed the construction of a second nitric acid plant at the East Dubuque Facility. This project added approximately 150 tons per day of nitric acid capacity to the East Dubuque Facility, which, in turn, increased the facility’s UAN capacity from approximately 660 tons per day to approximately 1,100 tons per day.

RNP is pursuing some, and intends to continue to evaluate additional, opportunities to increase its profitability by expanding its production capabilities and product offerings, including with the following expansion projects:
•
Urea Expansion and Diesel Exhaust Fluid Build-Out. RNP has commenced a project to increase its urea production capacity by approximately 13%, or 50 tons per day. The additional urea could be marketed as liquid urea or upgraded into UAN, both of which sell at a premium to ammonia per nutrient ton. As part of this project, RNP has commenced the installation of mixing, storage and load-out equipment that would enable it to produce and sell diesel exhaust fluid, or DEF, from the urea produced at the East Dubuque Facility. DEF is a urea-based chemical reactant that is intended to reduce nitrogen oxide emissions in the exhaust systems of certain diesel engines of trucks and off-road farm and construction equipment. As an industrial product, DEF would diversify RNP’s product mix and its potential customer base. RNP believes that there is an expanding market for DEF, with the potential for long-term off-take contracts on favorable terms. RNP intends to arrange for a third party to sell and distribute its DEF products to customers. RNP expects the urea expansion and DEF build-out project to cost approximately $6 million to complete. We believe that this expansion project could be completed by the end of 2012. RNP intends to use a portion of the net proceeds from the Offering to fund this expansion project.

•
Ammonia Capacity Expansion. RNP has commenced construction of a project that is designed to increase ammonia production at the East Dubuque Facility by approximately 70,000 tons annually, for sale or upgrade to additional products, and to increase its ammonia storage capacity by approximately 20,000 tons. RNP has completed a feasibility study and Front End Engineering and Design, or FEED, obtained the construction permit and commenced construction of certain long lead-time items in order to put the project on a schedule that fits with planned downtime for its 2013 turnaround. Based on the engineering work completed to date including FEED, RNP’s preliminary estimate is that this project could be completed in 24 to 30 months without adding significant downtime to that already planned for the 2013 turnaround, and RNP expects that this project could cost approximately $100 million to complete. RNP will require additional debt and/or equity financing to complete this project. RNP currently intends to finance substantially all of the cost of this project with debt financing that it is seeking to obtain. However, there is no guarantee that it will be able to obtain debt financing on acceptable terms or at all. Rentech may provide the initial debt financing for this project in order to enable RNLLC to keep the project on schedule as it seeks additional debt financing to complete the project.

Products
RNLLC’s product sales are heavily weighted toward sales of ammonia and UAN, which together made up 80% or more of its total revenues for each of the three fiscal years ended September 30, 2011, 2010 and 2009. A majority of RNLLC’s products are sold through its distribution agreement with Agrium, as described below in “—Marketing and Distribution,” with the exception of CO2, which RNLLC sells directly to customers in the food and beverage market at negotiated contract prices. Although ammonia and UAN may be used interchangeably in some cases, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, transportation, handling and application equipment, each of which vary among these two products. During each of the fiscal years ended September 30, 2011, 2010 and 2009, RNLLC sold more than 90% of its nitrogen products to customers for agricultural uses, with the remaining portion being sold to customers for industrial uses.
Ammonia. RNLLC produces ammonia, the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. RNLLC’s ammonia processing unit has a current rated capacity of 830 tons per day. RNLLC’s ammonia product storage consists of two 20,000 ton tanks at the East Dubuque Facility and 15,000 tons of leased storage in Niota, Illinois. Ammonia is used in the production of all other products produced at the East Dubuque Facility, except CO2.
UAN. UAN is a liquid fertilizer that has a slight ammonia odor, and, unlike ammonia, it does not need to be refrigerated or pressurized when transported or stored. The East Dubuque Facility has two UAN storage tanks with a combined capacity of 80,000 tons.
Urea. RNLLC sells its urea solution in its liquid state, processed into granular urea through its urea granulation plant to create dry granular urea (46% nitrogen concentration) or upgraded into UAN. RNLLC assesses market demand for each of these three end products and allocates our produced urea solution as appropriate. RNLLC sells liquid urea primarily to industrial customers in the power, ethanol and diesel emissions markets. Although RNLLC believes that there is high demand for its granular urea in agricultural markets, it sells granular urea primarily to customers in specialty urea markets where the spherical and consistent size of the granules resulting from its “curtain granulation” technology generally commands a premium price. The East Dubuque Facility has a 12,000 ton capacity bulk warehouse that may be used for dry bulk granular urea storage.

Nitric Acid. RNLLC produces nitric acid through two separate nitric acid plants at the East Dubuque Facility. Nitric acid is either sold to third parties or used within the East Dubuque Facility for the production of ammonium nitrate solution, as an intermediate from which UAN is produced. RNLLC believes that the East Dubuque Facility has sufficient storage capacity available for efficient product loading.
Carbon Dioxide. CO2 is a gaseous product that is co-manufactured with ammonia, with approximately 1.1 tons of CO2 produced per ton of ammonia produced. The East Dubuque Facility utilizes CO2 in its urea production and has developed a market for CO2 through conversion to a purified food grade liquid CO2. The East Dubuque Facility has storage capacity for approximately 1,900 tons of CO2. We have multiple CO2 sales agreements that allow for regular shipment of CO2 throughout the year, and our current storage capacity is sufficient to support our CO2 delivery commitments.
Marketing and Distribution
In 2006, RNLLC entered into a distribution agreement with Agrium under which a majority of its products, including ammonia and UAN, are sold. Pursuant to the distribution agreement, Agrium is obligated to use its commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for, nitrogen fertilizer products comprising ammonia, liquid and granular urea, UAN, nitric acid and other nitrogen-based products manufactured at the East Dubuque Facility. Under the distribution agreement, Agrium bears the credit risk on products sold through Agrium pursuant to the agreement. The distribution agreement has a term that ends in April 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least three months prior to an automatic renewal).
During each of the three fiscal years ended September 30, 2011, 2010 and 2009, RNLLC sold 80% or more of the nitrogen fertilizer products produced at the East Dubuque Facility through Agrium pursuant to the distribution agreement, and sold the remaining amounts directly to customers. RNLLC’s management pre-approves price, quantity and other terms for each sale through Agrium, and it pays Agrium only a commission for its services. RNLLC’s rights under the distribution agreement include the right to store specified amounts of its ammonia for a monthly fee at Agrium’s ammonia terminal in Niota, Illinois, which serves as another location where its ammonia is sold. RNLLC’s right to store ammonia at Agrium’s terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless it delivers a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, RNLLC’s right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. Outside of the distribution agreement, RNLLC also sells its CO2 directly to customers on a contract-by-contract basis.
Under the distribution agreement, RNLLC pays commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current rate of 5%, which is the maximum allowable rate under the distribution agreement during the first 10 years of the agreement. For the fiscal years ended September 30, 2011, 2010 and 2009, the effective commission rate associated with sales under the distribution agreement was 4.3%, 4.2% and 2.3% respectively.
Transportation
In most instances, RNLLC’s customers purchase its nitrogen products freight on board, or FOB, at the East Dubuque Facility, and then arrange and pay to transport them to their final destinations by truck according to customary practice in the nitrogen fertilizer market. Similarly, under the distribution agreement, neither RNLLC nor Agrium is responsible for transportation, and customers that purchase RNLLC’s products through Agrium purchase such products FOB at the East Dubuque Facility. When products are purchased FOB at the East Dubuque Facility, the customer is responsible for all costs for and bears all risks associated with the transportation of products from the East Dubuque Facility.
In certain limited cases, RNLLC transports its products by barge or rail, and is responsible for the associated transportation costs. RNLLC owns a barge dock on the Mississippi River and it deliver some of its products to customers by barge. RNLLC also ships some of its products by barge to its leased storage facility in Niota, Illinois, another location from which its customers may pick up its products by truck. RNLLC also owns a rail spur that connects to the Burlington Northern Santa Fe Railway, and the Canadian National Railway Company or its predecessors have provided rail service to the East Dubuque Facility since 1966.

RNLLC believes that having the option to transport its nitrogen products by barge or rail provides it with the flexibility to sell its products to locations that cannot readily be reached by truck. However, transportation by truck generally is not subject to many of the risks and costs associated with transportation by barge or rail. Barge transportation from the Gulf Coast frequently is constrained by unpredictable conditions and limited equipment and storage infrastructure on the Mississippi River. Lock closures on the Upper Mississippi River can be caused by a variety of conditions, including inclement weather or surface conditions, and can unexpectedly delay barge transportation. In addition, in the United States, there are only two towing companies that transport ammonia by barge and only 32 active barges available for ammonia transport, which RNLLC believes is only sufficient to transport the current level of produced ammonia. Ammonia storage sites and terminals served by barge on the Mississippi River are controlled primarily by CF Industries Holdings, Inc., or CF Industries, Koch Industries, Inc., or Koch, and Agrium. Because ownership of storage sites and terminals is limited to these competitors, other competitors who rely on barge transportation could encounter storage limitations associated with the seasonal Mississippi River closure that occurs annually from mid-November to early March. Railroads also charge premium prices to ship certain toxic inhalation hazard, or TIH, chemicals, including ammonia, due in part to additional liability insurance costs incurred by the railroads. RNLLC believes that railroads are taking other actions, such as requiring indemnification from their customers for liabilities relating to TIH chemicals, to shift the risks they face from shipping TIH chemicals to their customers, which may make transportation of ammonia by rail more costly or less feasible.
Customers
RNLLC derives substantially all of its revenues and cash flows from the production and sale of nitrogen fertilizers, and it sells a majority of its nitrogen products to customers located in its core market. RNLLC sold over 90% of its nitrogen products to customers for agricultural uses during each of the fiscal years ended September 30, 2011, 2010 and 2009. Given the nature of its business, and consistent with industry practice, RNLLC does not have long-term minimum purchase contracts with any of its customers.
In the aggregate, RNLLC’s top five ammonia customers represented approximately 46%, 52% and 49%, respectively, of its ammonia sales for the fiscal years ended September 30, 2011, 2010 and 2009, and its top five UAN customers represented approximately 50%, 60% and 60%, respectively, of its UAN sales for these fiscal years. In addition, Twin State Inc., or Twin State, accounted for approximately 6%, 10% and 11%, respectively, of RNLLC’s total product sales for the fiscal years ended September 30, 2011, 2010 and 2009. Growmark, Inc., or Growmark, accounted for approximately 7%, 8% and 11%, respectively, of RNLLC’s total product sales for the fiscal years ended September 30, 2011, 2010 and 2009. For the fiscal years ended September 30, 2011, 2010 and 2009, approximately 3%, 7% and 0%, respectively, of RNLLC’s total product sales were to Agrium as a direct customer (rather than a distributor) and approximately 15%, 11% and 5%, respectively, of RNLLC’s total product sales were to Crop Production Services, Inc., or CPS, a controlled affiliate of Agrium.
Seasonality and Volatility
The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons, which requires significant storage capacity. The accumulation of inventory to be available for seasonal sales requires us to maintain significant working capital. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. Fertilizer products are sold both on the spot market for immediate delivery and under product prepayment contracts for future delivery at fixed prices. The terms of the product prepayment contracts, including the percentage of the purchase price paid as a down payment, can vary from season to season. Variations in the proportion of product sold through forward sales and variations in the terms of the product prepayment contracts can increase the seasonal volatility of our cash flows and cause changes in the patterns of seasonal volatility from year-to-year. The cash from product prepayment contracts is included in our operating cash flow in the quarter in which the cash is received, while revenues related to product prepayment contracts are recognized when products are picked-up or delivered and the customer takes title. As a result, the cash received from product prepayments contracts increases our operating cash flow in the quarter in which the cash is received, but may effectively reduce our operating cash flow in a subsequent quarter if the cash was received in a quarter prior to the one in which the revenue is recorded. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

Another seasonal factor affecting the nitrogen fertilizer industry is the effect of weather-related conditions on ability to transport products by barge on the Upper Mississippi River. During portions of the winter, the Upper Mississippi River cannot be used for transport due to lock closures, which could preclude the transportation of nitrogen products by barge during this period and may increase transportation costs. However, only approximately 4.4% and 3.7% of the ammonia and UAN tonnage, respectively, that RNLLC sold during the three-year period ended September 30, 2011 was transported from the East Dubuque Facility by barge.
The following table shows total tons of RNLLC’s products shipped for each quarter during the last three fiscal years:

	Fiscal Years Ended September 30,
	2011	2010	2009
	(in thousands of tons)

Ammonia
Quarter ended December 31	44	45	44
Quarter ended March 31	20	22	5
Quarter ended June 30	43	51	67
Quarter ended September 30	18	35	10
UAN
Quarter ended December 31	79	57	42
Quarter ended March 31	30	25	28
Quarter ended June 30	129	112	93
Quarter ended September 30	77	100	104
Other Nitrogen Products
Quarter ended December 31	10	7	11
Quarter ended March 31	12	14	11
Quarter ended June 30	15	12	15
Quarter ended September 30	7	10	8
CO2
Quarter ended December 31	34	15	18
Quarter ended March 31	27	24	22
Quarter ended June 30	26	32	28
Quarter ended September 30	23	36	27

Total Tons Shipped	594	597	533

RNLLC typically ships the highest volume of tons during the spring planting season, which occurs during the quarter ending June 30, and the next highest volume of tons after the fall harvest during the quarter ending December 31. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in the weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In more mild winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31.
Raw Materials
The principal raw material used to produce nitrogen fertilizer products is natural gas. RNLLC historically has purchased natural gas in the spot market, through the use of forward purchase contracts, or a combination of both. RNLLC uses forward purchase contracts to lock in pricing for a portion of the East Dubuque Facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. RNLLC’s policy is to purchase natural gas under fixed-price forward contracts to produce the products that have been sold under product prepayment contracts for later delivery, effectively fixing a substantial portion of the gross margin on pre-sold product. RNLLC is able to purchase natural gas at competitive prices due to its connection to the Northern Natural Gas interstate pipeline system which is within one mile of the East Dubuque Facility. The pipeline is connected to Nicor Inc.’s distribution system at the Chicago Citygate receipt point from which natural gas is transported to the East Dubuque facility. Though RNLLC does not purchase natural gas for the purpose of resale, it occasionally sells natural gas when contracted quantities received exceed production requirements and storage capacities. The location of RNLLC’s receipt point has allowed it to obtain relatively favorable natural gas prices for its excess natural gas on the Chicago Citygate price point created by the stable residential demand for the commodity in the city of Chicago, Illinois. During the two fiscal years ended September 30, 2011, the average price of natural gas on this price point exceeded that of the Inside FERC Northern Natural Gas Ventura and Demarcation Indices, which are used to determine the prices for the natural gas RNLLC purchases. During the fiscal years ended September 30, 2011, 2010 and 2009, natural gas purchased and used in production by RNLLC was approximately 10.3 billion cubic feet, 9.9 billion cubic feet and 10.1 billion cubic feet, respectively.

Changes in the levels of natural gas prices and market prices of nitrogen-based products can materially affect our financial position and results of operations. Natural gas prices in the United States have experienced significant fluctuations over the last few years, increasing substantially in 2008 and subsequently declining to lower levels in 2009, 2010 and 2011. The price changes have been driven by several factors, including changes in the demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Several recent discoveries of large natural gas deposits in North America, combined with advances in technology for natural gas production also have caused large increases in the estimates of available natural gas reserves and production in the United States, contributing to significant reductions in the market price of natural gas. One major factor in the recent decrease in natural gas prices has been the use of technologies, including hydraulic fracturing and horizontal drilling, that have substantially increased the amount of natural gas produced in the United States. Hydraulic fracturing is the process of fracturing the underground formation with water, sand and chemicals under high pressure to recover natural gas from coalbeds and shale gas formations that otherwise may have been inaccessible. Horizontal drilling involves drilling a well from the surface to a subsurface location and then proceeding horizontally, which typically exposes significantly more reservoir rock to the well bore and thus results in greater potential natural gas recovery than traditional vertical drilling. Seasonal fluctuations in natural gas prices exist within each year resulting from various supply and demand factors, including, but not limited to, the severity of winter weather and its effect on consumer and industrial demand for heating, the severity of summer weather and its effect on industrial demand by utilities for electrical generation, and hurricane activity in the Gulf of Mexico.
Competition
RNLLC competes with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than it is and have significantly greater financial and other resources than it does.
RNLLC believes that customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product at the critical application times. The East Dubuque Facility’s proximity to RNLLC’s customers provides it with a competitive advantage over producers located further away from our customers. The nitrogen fertilizer facilities closest to the East Dubuque Facility are located in Fort Dodge, Iowa, Creston, Iowa and Port Neal, Iowa, approximately 190 miles, 275 miles and 300 miles, respectively, from the East Dubuque Facility, and in Lima, Ohio, approximately 350 miles to the east of the East Dubuque Facility. RNLLC’s physical location in the center of the Mid Corn Belt provides it with a strategic placement and transportation cost advantage, compared to other producers who must ship their products over greater distances to its market area. The combination of RNLLC’s proximity to its customers and its storage capacity at the East Dubuque Facility also allows its customers to better time the pick-up and application of its products, as deliveries from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer and planting may occur.
RNLLC plans to continue to operate the East Dubuque Facility with natural gas as its primary feedstock. Competitors may have access to cheaper natural gas or other feedstocks that could provide them with a cost advantage. Depending on its magnitude, the amount of this cost advantage could offset the savings RNLLC may experience on transportation and storage costs as a result of its location. For the fiscal years ended September 30, 2011, 2010 and 2009, RNLLC’s average prices for natural gas were $4.76 per one million British thermal units, or MMBtu, $4.95 per MMBtu and $5.67 per MMBtu, respectively.
Our Intellectual Property and Patents
As of November 30, 2011, we owned 40 issued and 41 pending United States utility patents and patent applications pertaining to the Rentech Process, the Rentech-SilvaGas Technology, the Rentech-ClearFuels Technology, and related processes, including the applications of these processes, the products made by the Rentech Processes and the materials used in connection with the Rentech Processes. We also protect certain of our technologies abroad in foreign countries. As of November 30, 2011, we owned 47 issued non-domestic patents and 149 pending non-domestic patent applications (all of which are counterparts to our United States utility patents).
The Rentech Process uses our iron-based catalyst, which we have patented. We currently have several pending United States and foreign patent applications that claim improvements to certain aspects of the Rentech Process and the Rentech-ClearFuels Technology. Five of our patents are related to the Rentech-SilvaGas Technology, and several of our patent applications deal with conditioning the syngas from the Rentech-SilvaGas Technology for use in the Rentech Process for production of synthetic fuels.

The term of a utility patent is generally 20 years from the earliest priority date for the application in the United States Patent and Trademark Office (“USPTO”). Patents that are in force on or that will issue on an application that was filed before June 8, 1995 have a term that is the greater of the 20 year term noted above or 17 years from the patent grant. Our first patent matured from an application that was filed in 1992 and expired 17 years from the grant date. Our most recent applications were filed in 2011.
We have registered RENTECH® as a trademark and it is listed on the Primary Register of the USPTO. The use of RENTECH® as just the name, or with the stylized bubbles that comprise our corporate logo, will identify and distinguish our services from those of other companies. We have also registered or are in the process of registering the RENTECH® mark in certain foreign jurisdictions. We have registered RENJET®, RENCHEM® and RENDIESEL® as trademarks on the Primary Register of the USPTO and in Canada. The use of these trademarks identifies fuels and chemicals produced using the Rentech Process. We have also filed intent to use trademark applications domestically and in Canada for the mark RENPOWER™. These marks are representative of the names under the Rentech product umbrella that we intend to use for certain fuel, chemical and power products.
We acquired the trademark and stylized leaf design for Clearfuels Technology ® and the trademark name Silvagas ®, both of which are registered in the United States and listed on the Primary Register of the USPTO. The Clearfuels Technology ® mark is also registered or in the process of becoming registered in many foreign countries. The use of the Clearfuels Technology ® logo and the Silvagas ® logo identify technology and services related to the Rentech-ClearFuels Technology and Rentech-SilvaGas Technology, respectively.
We also maintain trade secrets and confidential proprietary information that we use in connection with our trademarked Rentech Process, Rentech-ClearFuels Technology and Rentech-SilvaGas Technology. The life of a trademark is indefinite as long as there is continual use of the mark. The term of our trade secrets and proprietary information is perpetual as long as we prevent public disclosure by keeping them secret and confidential and as long as they are not discovered by others. We typically protect our trade secrets and confidential proprietary information through non-disclosure agreements with parties with whom we do business.
The success of our and our subsidiaries’ businesses depends upon the intellectual property that we own and use in the conduct of our and our subsidiaries’ businesses. Our intellectual property gives us rights to exploit our technologies and to exclude others from making, using, selling, offering for sale, or importing certain inventions throughout the United States and those jurisdictions in which we have secured rights, without our consent. If we lost the rights to exploit or exclusively exploit any of our intellectual property, the financial results of our business and our overall financial results and prospects could be materially harmed.
Regulation
The ownership and operation of nitrogen fertilizer and alternative energy facilities are subject to extensive United States federal, state and local environmental, health and safety laws and regulations, including those governing and imposing liability for the discharge of pollutants into the air and water, the management and on-site and off-site disposal of chemicals, byproducts, including waste water and spent catalyst, and hazardous wastes, worker health and safety, the investigation and cleanup of contamination at currently and formerly owned or operated sites, as well as third party sites that may have been impacted by our operations, and for natural resource damages related to any releases of hazardous substances. Our facilities and operations must comply with these environmental laws and regulations. For example, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), we could be held strictly or jointly and severally liable for the removal and remediation of any hazardous substance contamination at our currently or formerly owned or operated facilities, at off-site properties (where migration of contamination from our facilities occurred) and at third party waste disposal sites at which our wastes were disposed. Because of our operations, the history of industrial or commercial uses at our currently and formerly owned and operated facilities, and the use, production, disposal and possible release of hazardous substances and wastes at or from those facilities, we may be subject to liability under environmental laws. We could also be subject to liability for personal injury based on human exposure to or natural resource damages from hazardous substances or wastes released or disposed of at or from our currently or formerly owned or operated facilities.
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

Although we do not believe that costs for compliance with environmental and health and safety laws and regulations and applicable environmental permit requirements in connection with our current operations will have a material adverse effect on us, we cannot predict with certainty the future costs of complying with environmental laws, regulations and permit requirements or the costs that may be associated with investigation, remediating contamination or monitoring. The East Dubuque Facility has experienced some level of regulatory scrutiny in the past and we may be subject to further regulatory inspections, future requests for investigation or assertions of liability relating to environmental matters. In the future, we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results, financial condition and cash flows.
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
Implementation of Carbon Dioxide Emissions Reduction Strategy
There has been a broad range of proposed or promulgated state, national and international laws and regulations focusing on greenhouse gas (“GHG”) emissions and reduction. These proposed or promulgated regulations of GHG emissions apply or could apply to projects utilizing our technologies in countries where we currently have, or may in the future have, projects or customers. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation or precursors for possible regulation that do or could affect our operations include:
•
The Kyoto Protocol which was initially adopted in 1997 and came into effect in 2005 with the goal of reducing certain GHG emissions, including carbon dioxide. A number of countries that are parties to the Kyoto Protocol have instituted or are considering climate change legislation and regulations, including the European Union’s Emissions Trading System (“ETS”), among others.

•
AB-32, which requires the California Air Resources Board (“CARB”) to develop regulations and market mechanisms that will ultimately reduce California’s GHG emissions to 1990 levels by 2020. CARB passed final cap and trade regulations on October 20, 2011 that will require regulated businesses to submit allowances beginning in 2013.

•
The Greenhouse Gas Reduction Targets Act (“GGRTA”) enacted by the government of British Columbia, Canada in 2008, which seeks to reduce GHG emissions to at least 33% below 2007 levels by 2020. It also includes the long-term target of an 80% reduction below 2007 levels by 2050. The government of British Columbia also has enacted various components of a climate action plan designed to meet those goals, including a carbon tax.

•
The United States Supreme Court decision in Massachusetts v. EPA, 549 U.S. 497, 127 S.Ct. 1438 (2007) confirming that the EPA has the authority to regulate carbon dioxide as an “air pollutant” under the CAA.

•
In December 2009, the EPA issued a final endangerment finding for greenhouse gases, which specifically found that emissions of six greenhouse gases threaten the public health and welfare and that greenhouse gases from new motor vehicles and engines also contribute to such pollution. While these findings do not themselves impose any requirements on any industry or company at this time, these findings may lead to greater regulation of GHG emissions by the EPA, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of climate change.

•
The EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and United States Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, which triggers regulation of GHGs under the CAA, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of climate change.

•
In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as the East Dubuque Facility, must obtain permits under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. Phase I and II of the Greenhouse Gas Tailoring Rule became effective on January 2, 2011 and July 1, 2011, respectively.

The GHG policy of the United States currently favors voluntary actions to reduce emissions and continued research and technology development over near-term mandatory GHG emission reduction requirements. The United States Congress has previously considered legislation requiring a mandatory reduction of GHG emissions. Although Congressional passage of such legislation does not appear likely at this time, it could be adopted at a future date. Such regulation could take any of several forms that result in the creation of additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Rentech is actively participating in the evolution of federal policy on this issue and we are focused on initiatives to reduce greenhouse gas emissions, particularly carbon dioxide.
In the event that these legislative or regulatory initiatives increase the economic cost of emitting greenhouse gases, our businesses could be materially affected. The East Dubuque Facility is a significant emitter of greenhouse gases. The net effect on the East Dubuque Facility from such initiatives would depend on the baseline level of allowed emissions in any new carbon regulation regime, and their impact could result in significant costs for RNP. We are evaluating alternatives to reduce GHG emissions at the East Dubuque Facility.
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
Employees and Labor Relations
As of September 30, 2011, we had 176 non-unionized and salaried employees, and 90 unionized employees. Of these employees, 121 non-unionized and salaried employees were employed in our alternative energy segment. We believe that we have good relations with our employees. The General Partner has one labor contract in place covering the unionized employees. This contract is effective until October 17, 2012. Neither we nor any of our subsidiaries, including RNP, have experienced work stoppages in the recent past.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practical after they are filed or furnished to the SEC, through our website, www.rentechinc.com. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our business that we file electronically with the SEC.

ITEM 1A	— RISK FACTORS
Set forth below are certain risk factors related to our business. The risk factors described below may not include all of the risk factors that could affect future results. Actual results could differ materially from those anticipated as a result of these and various other factors, including those set forth in our other periodic and current reports filed with the SEC from time to time.
Risks Related to the Rentech Process, the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology
We and our potential licensees may be unable to successfully or economically implement the Rentech Process, the Rentech-SilvaGas Technology or Rentech-ClearFuels Technology at commercial-scale synthetic fuels or power plants.

A variety of results necessary for successful operation of the Rentech Process, the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology could fail to occur at a commercial plant. Results that could cause commercial scale synthetic fuels or power plants to be unsuccessful, and require design revisions, include:
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

•	shorter than anticipated catalyst life, which would require more frequent catalyst replacement or addition, catalyst purchases, or both;
•	insufficient catalyst separation from the crude wax product stream, which could either impair the operation of the product upgrading unit or increase the capital costs for the plant;
•	product upgrading catalyst sensitivities to impurities in the crude synthetic fuel products, which would impair the efficiency and economics of the product upgrade unit and require design revisions;
•	higher than anticipated costs for the catalyst and other materials used to operate a plant using the Rentech technologies; and
•	higher than anticipated levels of tar in the syngas using the Rentech-SilvaGas Technology or the Rentech-ClearFuels Technology.
If any of the foregoing were to occur, our capital and operating costs would increase. In addition, our projects or those of our licensees could experience mechanical difficulties, either related or unrelated to elements of the Rentech Process, the Rentech-SilvaGas Technology or the Rentech-ClearFuels Technology. Our failure to construct and operate a commercial scale synthetic fuels or gasification plant based on the Rentech technologies could materially and adversely affect our business, results of operation, financial condition, cash flows and prospects.
We could have indemnification liabilities to potential licensees of our technology.
We anticipate that our license agreements will require us to indemnify the licensee against specified losses relating to, among other things:
•	use of patent rights and technical information relating to the Rentech Process, the Rentech-SilvaGas Technology or the Rentech-ClearFuels Technology;
•	the possibility of infringing on the intellectual property of other parties;
•	failure of our technology to perform according to guaranteed specifications; and
•	acts or omissions by us in connection with our preparation of preliminary and final design packages for the licensee’s plant and approval of the licensee’s construction plans.
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
Our successful implementation of our business plan is substantially dependent upon the contributions of our management team, project development team and technology group. Our ability to design, finance, construct, startup and operate plants or enter into licensing arrangements using our technology is highly reliant on the knowledge and skills of these key personnel. Moreover, we rely on these personnel to conduct research and development of our processes, products, markets and costs, and the loss of such personnel would harm our ability to successfully compete. As a result, unexpected loss of the services of key employees could have a material adverse effect on our business, operating results, financial condition, cash flows and prospects.

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
The development of Fischer-Tropsch and biomass gasification technologies like ours is highly competitive. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing Fischer-Tropsch and gasification technologies that they may offer to license to our potential customers or use as the basis for a competing development project. Many of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their Fischer-Tropsch technology. In addition, several companies are developing biomass gasification technologies that compete with our Rentech-SilvaGas Technology or Rentech-ClearFuels Technology. Advances by others in their technologies might lower the cost of processes that compete with our technologies. As our competitors continue to develop technologies, some part or all of our current technologies could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.
A reduction in government incentives for FT fuels or energy from biomass, or the relaxation of clean air and renewable energy requirements, could materially reduce the demand for FT fuels or energy from biomass and the economic feasibility of projects using our technologies.
Federal and state law provides incentives for FT fuels, and technologies that produce FT fuels, such as the Rentech Process, and for energy produced from renewable feedstocks. For example, EPACT 2005 provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification into FT fuels and chemicals. The RFS established volumetric blending requirements for renewable fuel applicable to refiners or importers of petroleum-based gasoline or diesel fuel, although the EPA has the authority to reduce such requirements. Although the ARRA provided a number of incentives and authority for loan guarantees for the development of projects that we are pursuing, including a $23 million grant we received from the DOE, government funding may not be available to us in the future and similar expansions of federal funding may not occur in the future in light of recent events surrounding other clean-tech companies. In addition, California law requires specific reductions in the carbon content of transportation fuels, as well as specific levels of the production of power from renewable resources. California regulators are under pressure from regulated industries to scale back such requirements. Certain federal regulations that restrict air pollution also provide an incentive for the use of FT fuels because they comply with the regulations in cases where conventional fuels might not. A significant reduction in loan guarantees, tax credits or other government incentives for projects would likely adversely impact the economic feasibility and our ability to obtain adequate financing for that project and could have a similar adverse impact on other projects utilizing our technology. Changes in law or policy also could result in a relaxation of the requirements relating to air pollution and renewable energy production, which could materially reduce the demand for FT fuels or energy from biomass. As a result, the reduction or elimination of government incentives or the relaxation of air pollution and renewable energy requirements could have a material adverse effect on our financial condition, results of operations and prospects.

Industry rejection of the Rentech Process, the Rentech-SilvaGas Technology or the Rentech-ClearFuels Technology would adversely affect our ability to receive future license fees.
As is typical in the case of unfamiliar and/or rapidly evolving technologies, demand and industry acceptance of the Rentech Process, the Rentech-SilvaGas Technology or the Rentech-ClearFuels Technology is highly uncertain. Historically, most applications of FT processes have not produced fuels that were economical compared to the price of conventional fuel sources. Failure by the industry to accept our technology or to accept it as timely as we expect, whether due to unsuccessful use, results that are not economical, the novelty of our technology, the lower price of alternatively sourced fuels or for other reasons, would materially and adversely affect our business, operating results, financial condition and prospects.
If a high profile industry participant were to adopt the Rentech Process, the Rentech-SilvaGas Technology or the Rentech-ClearFuels Technology and fail to achieve success, or if any commercial FT plant based on our technology were to fail to achieve success, other industry participants’ perception of our technology could be adversely affected. That could adversely affect our ability to obtain future license fees and generate other revenue. In addition, some oil companies may be motivated to seek to prevent industry acceptance of FT technology in general, or our technology in particular, based on their belief that widespread adoption of FT technology might negatively impact their competitive position.
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
The application of the Rentech Process in synthetic fuel projects often relies on gasification technology to create the syngas that is used to produce power, FT fuels and other hydrocarbon products. Coal gasification breaks down coal into its components by subjecting it to high temperature and pressure, using steam and measured amounts of oxygen, which leads to the production of gaseous compounds, including CO2. Although the United States does not currently maintain comprehensive regulation of CO2 emissions, various legislative and regulatory measures to address greenhouse gas emissions (such as CO2) are currently in various phases of discussion or implementation. These include, but are not limited to, the Kyoto Protocol, ETS, AB-32, GGRTA, EPA regulations, and other proposed laws or regulations each of which have imposed or would impose reductions in or other limitations on greenhouse gas emissions. See “Part I, Item 1. Business—Implementation of Carbon Dioxide Emissions Reduction Strategy.”
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
Risks Related to Possible Inability to Complete Project Developments and the Financing Required for Construction and Subsequent Operation
We may not be successful in implementing our revised project development strategy.
We have adopted a revised project development strategy for the commercialization of our alternative energy technologies, which includes pursuing projects that are smaller and require less capital than those previously under development by us, and seeking partners to deploy our technologies possibly in conjunction with partners’ technologies in integrated energy projects. In both cases, our strategy is to seek project opportunities for which our investment would be within our expected liquidity. However, we may not be able to implement our strategy successfully for a number of reasons, including any failure by us to identify or complete projects that have (i) equity partners to share the development funding, (ii) defined and probable financing options and/or (iii) markets for our products with strong fundamentals that are expected to provide attractive growth prospects. Our failure to successfully implement our strategy could have a material adverse effect on our financial condition, results of operations and prospects.

We are pursuing alternative energy projects that will involve substantial expense and risk.
We are pursuing opportunities to develop alternative energy projects, including those involving the commercial deployment of our biomass gasification technologies, however we do not have the financing to complete any of these projects. Moreover, the pursuit of such opportunities requires that we incur material expenses, including for financial, legal and other advisors, whether or not our efforts are successful. From time to time, we may enter into letters of intent or memorandums of understanding relating to our projects, which may not proceed to completion for various reasons. Our pursuit of any of these alternative energy projects involves significant risks, and our failure to successfully develop these projects, or failure to operate them successfully after we have developed them, could have a material adverse effect on our financial condition, results of operations and prospects. The costs of constructing our projects depends substantially on general construction costs, including the costs for commodities such as steel, copper and concrete. Escalation of costs for these commodities or other construction costs may increase the cost of our projects substantially, potentially to the extent that the projects would no longer be economically feasible.
The construction of commercial scale projects that utilize our technology will require several years and substantial financing, and may not be successful.
The engineering, design, procurement of materials, and construction necessary to build a commercial scale alternative energy production project that utilizes our technology could cost hundreds of millions of dollars for a smaller scale plant and up to billions of dollars for a larger facility. It could take at least two to three years to construct a commercial scale facility, or more time depending upon many factors, particularly the size and scope of the project. We cannot assure you that we will be able to obtain financing for the projects in the time required or at all, and our failure to do so would prevent us from implementing our business plan as expected. Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.
We may not be able to successfully negotiate and execute engineering, procurement and construction contracts with construction and other vendors necessary for our development projects.
Construction and the development of projects will require that we identify and arrive at acceptable contracts with construction and other vendors. Among these contracts required for development of a project may be an engineering, procurement and construction (“EPC”) contract that we seek to enter into with a prime contractor and with terms satisfactory to lenders in the project finance market. We cannot assure you that we will be able to enter into such contracts on acceptable terms or at all, and our failure to do so would generally limit our access to project finance lenders who require that an acceptable EPC contract be in place before funding a project. If we are unable to enter into acceptable contracts with construction and other vendors related to our projects in the future, we would not be able to implement our business plan as expected and we would be materially adversely affected.
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
Additionally, the extreme volatility in the cost of crude oil results in significant variances in the market price of petroleum based fuels. For instance, during the fiscal year ended September 30, 2011, the price of crude oil per barrel fluctuated from approximately $79 to $114. As crude oil prices rose and fell, so did the price of gasoline and other petroleum-derived products. The price at which we can sell our synthetic fuels will be dependent upon the market price for petroleum based fuels despite the fact that our costs of feedstock may or may not correspond to the cost of crude oil. This discrepancy in cost may negatively impact our ability to develop, build and operate commercial scale synthetic fuels plants or our ability to license our technology.

Risks Related to Our Nitrogen Fertilizer Business
Our nitrogen fertilizer operations may become unprofitable and may require substantial working capital financing.
During each of the five fiscal years ended September 30, 2011, 2010, 2009, 2008 and 2007, our nitrogen fertilizer business generated positive income from operations and positive cash flow from operations. However, during the fiscal year ended September 30, 2006, we operated at a net loss despite the fact that we generated positive cash flow from operations. In prior fiscal years, we sustained losses and negative cash flow from operations. Our profits and cash flow are subject to changes in the prices for our products and our main input, natural gas, which are commodities, and, as such, the prices can be volatile in response to numerous factors outside of our control. Our profits depend on maintaining high rates of production of our products, and interruptions in operations at the East Dubuque Facility, could materially adversely affect our profitability. If we are not able to operate the East Dubuque Facility at a profit or if we are not able to retain cash or access a sufficient amount of additional financing for working capital for our nitrogen fertilizer operations, our business, financial condition, cash flow and results of operations could be materially adversely affected, which could adversely affect the trading price of our common stock.
The nitrogen fertilizer business is, and nitrogen fertilizer prices are, seasonal, cyclical and highly volatile and have experienced substantial and sudden downturns in the past. Currently, nitrogen fertilizer demand is at a relative high point and could decrease significantly in the future. Cycles in demand and pricing could potentially expose us to significant fluctuations in our operating and financial results and expose you to material reductions in the trading price of our common stock.
We are exposed to fluctuations in nitrogen fertilizer demand and prices in the agricultural industry. These fluctuations historically have had, and could in the future have, significant effects on prices across all nitrogen fertilizer products and, in turn, our financial condition, cash flow and results of operations, which could result in material reductions in the price of our common stock.
Nitrogen fertilizer products are commodities, the prices of which can be highly volatile. The price of nitrogen fertilizer products depends on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, the prices of natural gas and other raw materials, and weather conditions, all of which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base production, our customers may acquire nitrogen fertilizer products from our competitors, and our profitability will be negatively impacted. If seasonal demand is less than we expect, we will be left with excess inventory that will have to be stored or liquidated, the costs of which could adversely affect our operating margins.
Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. Nitrogen fertilizer products are currently in high demand, driven by a growing world population, changes in dietary habits and an expanded production of corn. Supply is affected by available capacity and operating rates of nitrogen producers, raw material costs, government policies and global trade. A significant or prolonged decrease in nitrogen fertilizer prices would have a material adverse effect on our business and cash flow.
Any decline in United States agricultural production or crop prices or limitations on the use of nitrogen fertilizer for agricultural purposes could have a material adverse effect on the market for nitrogen fertilizer, and on our results of operations and financial condition.
Conditions in the United States agricultural industry significantly impact our operating results. This is particularly the case in the production of corn, which is a major driver of the demand for nitrogen fertilizer products in the United States. The United States agricultural industry in general, and the production and prices of corn in particular, can be affected by a number of factors, including weather patterns and soil conditions, current and projected grain inventories and prices, domestic and international supply of and demand for United States agricultural products and United States and foreign policies regarding trade in agricultural products. Prices for these agricultural products can decrease suddenly and significantly. For example, in June 2011, an unexpectedly large corn crop estimate resulted in an approximately 20% decrease in corn prices from their peak levels earlier in the month, the largest monthly decrease since June 2009.
State and federal governmental regulations and policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for nitrogen fertilizer. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. The adoption or enforcement of such regulations could adversely affect the demand for and prices of nitrogen fertilizers, which could adversely affect our results of operations and cash flows.

A major factor underlying the current high level of demand for our nitrogen-based fertilizer products is the expanding production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on our results of operations and financial condition.
A major factor underlying the current level of demand for corn and the use of nitrogen fertilizer products is the current production level of ethanol in the United States. Ethanol production in the United States is dependent in part upon a myriad of federal and state incentives. Such incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. Studies showing that expanded ethanol production may increase the level of GHGs in the environment, or other factors, may reduce political support for ethanol production. For example, on June 16, 2011, the United States Senate voted to eliminate the Volumetric Ethanol Excise Tax Credit, or the VEETC, which provides for a 45 cents per gallon tax credit to blenders and refiners for gasoline that has been blended with ethanol. Even if the VEETC is not ultimately repealed, it is scheduled to expire on December 31, 2011, and we cannot guarantee that it will be renewed or that any other ethanol-related subsidy will be implemented in its place. Furthermore, the current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass. If the VEETC is eliminated or an efficient method of producing ethanol from cellulose-based biomass is developed and commercially deployed at scale, the demand for corn may decrease significantly. Any reduction in the demand for corn and, in turn, for nitrogen fertilizer products could have a material adverse effect on our results of operations and financial condition.
Nitrogen fertilizer products are global commodities. Any decrease in the price of nitrogen fertilizer products from foreign countries could harm us.
Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. In recent years, the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market and favorable prices for natural gas in the United States as compared to those in foreign countries. If foreign natural gas prices become lower than natural gas prices in the United States, competition from foreign businesses will likely increase and this could have a material adverse effect on our results of operations and financial condition.
We face intense competition from other nitrogen fertilizer producers.
We have a number of competitors in the nitrogen fertilizer business in the United States and in other countries, including state-owned and government-subsidized entities. Our principal competitors include domestic and foreign fertilizer producers, major grain companies and independent distributors and brokers, including Koch, CF Industries, Agrium, Gavilon, LLC, CHS Inc., Transammonia, Inc. and Helm Fertilizer Corp. Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, certain of our competitors have announced that they currently have expansions planned or underway to increase production capacity of their nitrogen fertilizer products. Furthermore, there are a few dormant nitrogen production facilities located outside of the States of Illinois, Indiana and Iowa that are scheduled to resume operations in the near future. We may face additional competition due to the expansion of facilities that are currently operating and the reopening of currently dormant facilities. Our competitive position could suffer to the extent we are not able to adapt our nitrogen fertilizer product mix to meet the needs of our customers or expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully in the nitrogen fertilizer business could result in the loss of customers, which could adversely affect our sales and profitability. In addition, as a result of increased pricing pressures in the nitrogen fertilizer business caused by competition, we may in the future experience reductions in our profit margins on sales, or may be unable to pass future input price increases on to our customers, which would reduce our cash flows.

Our nitrogen fertilizer business is seasonal, which may result in our carrying significant amounts of inventory and seasonal variations in working capital. Our inability to predict future seasonal nitrogen fertilizer demand accurately may result in excess inventory or product shortages.
Our nitrogen fertilizer business is highly seasonal. Historically, most of the annual deliveries of our products have occurred during the quarters ending June 30 and December 31 of each year due to the condensed nature of the spring planting season and the fall harvest. Farmers in our market tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. Since interim period operating results reflect the seasonal nature of our nitrogen fertilizer business, they are not indicative of results expected for the full fiscal year. In addition, results for comparable quarters can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns of our customers. We expect to incur substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season and fall harvest season. Seasonality also relates to the limited windows of opportunity that nitrogen fertilizer customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or production or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, an adverse weather pattern affecting our core market could have a material adverse effect on the demand for our nitrogen fertilizer products and our revenues, and we may not have sufficient geographic diversity in our customer base to mitigate such effects. Because of the seasonality of agriculture, we also expect to face the risk of significant inventory carrying costs should our customers’ activities be curtailed during their normal seasons. The seasonality can negatively impact accounts receivable collections and increase bad debts. In addition, variations in the proportion of product sold through forward sales and variances in the terms and timing of product prepayment contracts can affect working capital requirements and increase the seasonal and year-to-year volatility of our cash flow.
If seasonal demand for nitrogen fertilizer exceeds our projections, we will not have enough product and our customers may acquire products from our competitors, which would negatively impact our profitability. If seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors.
Any operational disruption at the East Dubuque Facility, as a result of equipment failure, an accident, adverse weather, a natural disaster or another interruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures. A prolonged disruption could materially affect the cash flow we expect from the East Dubuque Facility, or lead to a default under the Revolving Credit Facility.
The equipment at the East Dubuque Facility could fail and could be difficult to replace. The East Dubuque Facility may be subject to significant interruption if it were to experience a major accident or equipment failure or if it were damaged by severe weather or natural disaster. Significant shutdowns at the East Dubuque Facility could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flow from our operations. Repairs to the East Dubuque Facility in such circumstances could be expensive, and could be so extensive that the facility could not economically be placed back into service. It has become increasingly difficult to obtain replacement parts for equipment and the unavailability of replacement parts could impede our ability to make repairs to the East Dubuque Facility when needed. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs. A prolonged disruption at the East Dubuque Facility could materially affect the cash flow we expect from the facility, or lead to a default under the $25 million senior secured revolving credit agreement RNLLC entered into on November 10, 2011 (the “Revolving Credit Facility”). In addition, operations at the East Dubuque Facility are subject to hazards inherent in chemical processing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. As a result, operational disruptions at the East Dubuque Facility could materially adversely impact our business, financial condition and results of operations.
The market for natural gas has been volatile. Natural gas prices are currently at a relative low point. If prices for natural gas increase significantly, we may not be able to economically operate the East Dubuque Facility.
The operation of the East Dubuque Facility with natural gas as the primary feedstock exposes us to market risk due to increases in natural gas prices, particularly if the price of natural gas in the United States were to become higher than the price of natural gas outside the United States. During 2008, natural gas prices spiked to near-record high prices. This was due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States and global economies, and other factors. The profitability of operating the East Dubuque Facility is significantly dependent on the cost of natural gas, and the East Dubuque Facility has operated in the past, and may operate in the future, at a net loss. Since we expect to purchase a substantial portion of our natural gas for use in the East Dubuque Facility on the spot market we remain susceptible to fluctuations in the price of natural gas. We also expect to use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. Our ability to enter into forward purchase contracts is dependent upon our creditworthiness and, in the event of a deterioration in our credit, counterparties could refuse to enter into forward purchase contracts on acceptable terms. If we are unable to enter into forward purchase contracts for the supply of natural gas, we would need to purchase natural gas on the spot market, which would impair our ability to hedge our exposure to risk from fluctuations in natural gas prices. Moreover, forward purchase contracts may not protect us from increases in natural gas prices. A hypothetical increase of $0.10 per MMBtu of natural gas would increase our cost to produce one ton of ammonia by approximately $3.50. Higher than anticipated costs for the catalyst and other materials used at the East Dubuque Facility could also adversely affect operating results. These increased costs could materially and adversely affect our results of operations and financial condition.

An increase in natural gas prices could impact our relative competitive position when compared to other foreign and domestic nitrogen fertilizer producers.
We rely on natural gas as our primary feedstock, and the cost of natural gas is a large component of the total production cost for our nitrogen fertilizer. The dramatic increase in nitrogen fertilizer prices in recent years was not the direct result of an increase in natural gas prices, but rather the result of increased demand for nitrogen-based fertilizers due to historically low stocks of global grains and a surge in the prices of corn and wheat, the primary crops in the Mid Corn Belt region, which is the largest market in the United States for direct application of nitrogen fertilizer products and includes the States of Illinois, Indiana, Iowa, Missouri, Nebraska and Ohio. This increase in demand for nitrogen fertilizers has created an environment in which nitrogen fertilizer prices have diverged from their traditional correlation with natural gas prices. An increase in natural gas prices would impact our operations by making us less competitive with competitors who do not use natural gas as their primary feedstock, and would therefore have a material adverse impact on the trading price of our common stock. In addition, if natural gas prices in the United States were to increase to a level where foreign nitrogen fertilizer producers were able to improve their competitive position on a price-basis, this would negatively affect our competitive position in the Mid Corn Belt region and thus have a material adverse effect on our results of operations, financial condition and cash flows.
Due to our lack of asset diversification, adverse developments in the nitrogen fertilizer industry could adversely affect our results of operations.
We rely almost exclusively on the revenues generated from the East Dubuque Facility. An adverse development in the market for nitrogen fertilizer products in our region generally, or at the East Dubuque Facility in particular would have a significantly greater impact on our operations than it would on other companies that are more diversified geographically or that have a more diverse asset and product base. The largest publicly traded companies with which we compete in the nitrogen fertilizer business sell a more diverse range of fertilizer products to broader markets.
Any interruption in the supply of natural gas to the East Dubuque Facility through Nicor Inc. could have a material adverse effect on our results of operations and financial condition.
Our nitrogen fertilizer operations depend on the availability of natural gas. We have an agreement with Nicor Inc. pursuant to which we access natural gas from the Northern Natural Gas Pipeline. Our access to satisfactory supplies of natural gas through Nicor Inc. could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement extends for five consecutive periods of 12 months each, with the first period having commenced on November 1, 2010 and the last period ending October 31, 2015. For each period, Nicor Inc. may establish a bidding period during which we may match the best bid received by Nicor Inc. for the natural gas capacity provided under the agreement. We could be out-bid for any of the remaining periods under the agreement. In addition, upon expiration of the last period, we may be unable to renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to the East Dubuque Facility could restrict our ability to continue to make our products. In the event we needed to obtain natural gas from another source, we would need to build a new connection from that source to the East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or unfeasible. As a result, any interruption in the supply of natural gas through Nicor Inc. could have a material adverse effect on our results of operations and financial condition.
The East Dubuque Facility faces operating hazards and interruptions, including unplanned maintenance or shutdowns. We could face potentially significant costs to the extent these hazards or interruptions cause a material decline in production and are not fully covered by our existing insurance coverage. Insurance companies that currently insure companies in our industry may cease to do so, may change the coverage provided or may substantially increase premiums in the future.

Our nitrogen fertilizer operations, located at a single location, are subject to significant operating hazards and interruptions. Any significant curtailing of production at the East Dubuque Facility or individual units within the East Dubuque Facility could result in materially lower levels of revenues and cash flow for the duration of any shutdown. Operations at the East Dubuque Facility could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as:
•	unplanned maintenance or catastrophic events such as a major accident or fire, damage by severe weather, flooding or other natural disaster:

•	labor difficulties that result in a work stoppage or slowdown;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at the East Dubuque Facility;

•	increasingly stringent environmental and emission regulations;

•	a disruption in the supply of natural gas or electricity to the East Dubuque Facility; and

•	a governmental ban or other limitation on the use of nitrogen fertilizer products, either generally or specifically those manufactured at the East Dubuque Facility.
The magnitude of the effect on us of any unplanned shutdown will depend on the length of the shutdown and the extent of the operations affected by the shutdown.
The East Dubuque Facility also requires a planned maintenance turnaround every two years, which generally lasts between 18 and 25 days. Upon completion of a facility turnaround, we may face delays and difficulties restarting production at the East Dubuque Facility. For example, in October 2009, the East Dubuque Facility underwent a 15-day maintenance turnaround and a subsequent 15-day unplanned shutdown due to equipment failures. The duration of our turnarounds or other shutdowns, and the impact they have on our operations, could materially adversely affect our cash flow in the quarter or quarters in which the turnarounds occur.
A major accident, fire, explosion, flood, severe weather event, terrorist attack or other event also could damage the East Dubuque Facility or the environment and the surrounding community or result in injuries or loss of life. Scheduled and unplanned maintenance could reduce our cash flow for the period of time that any portion of the East Dubuque Facility is not operating.
If we experience significant property damage, business interruption, environmental claims, fines, penalties or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. We are currently insured under our casualty, environmental, property and business interruption insurance policies. The property and business interruption insurance policies currently in place for the East Dubuque Facility have a $300.0 million limit with respect to all occurrences at our facilities within a 72-hour period, with a $1.0 million deductible for physical damage and a 30 day waiting period before losses resulting from business interruptions are recoverable. The policies also contain exclusions and conditions that could have a materially adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. For example, the current property policy contains a specific sub-limit of approximately $160 million for losses resulting from business interruptions and $5.0 million for damage caused by covered flooding. We are fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions of fewer than 30 days.
Market factors, including but not limited to catastrophic perils that impact the nitrogen fertilizer industry, significant changes in the investment returns of insurance companies, insurance company solvency trends and industry loss ratios and loss trends, can negatively impact the future cost and availability of insurance. There can be no assurance that we will be able to buy and maintain insurance with adequate limits, reasonable pricing terms and conditions or collect from insurance claims that we make.
There is no assurance that the transportation costs of our competitors will not decline. Any significant decline in our competitors’ transportation costs could have a material adverse effect on our results of operations and financial condition.
Many of our competitors in the nitrogen fertilizer business incur greater costs than we and our customers do in transporting their products over longer distances via rail, ships, barges and pipelines. There can be no assurance that our competitors’ transportation costs will not decline or that additional pipelines will not be built in the future, lowering the price at which our competitors can sell their products, which could have a material adverse effect on our results of operations and financial condition.

The results of operations of our nitrogen fertilizer business are highly dependent upon and fluctuate based upon business and economic conditions and governmental policies affecting the agricultural industry. These factors are outside of our control and may significantly affect our profitability.
The results of operations of our nitrogen fertilizer business are highly dependent upon business and economic conditions and governmental policies affecting the agricultural industry, which we cannot control. The agricultural products business can be affected by a number of factors. The most important of these factors, for United States markets, are:
•	weather patterns and field conditions (particularly during periods of traditionally high nitrogen fertilizer consumption);

•	quantities of nitrogen fertilizers imported to and exported from North America;

•	current and projected grain inventories and prices, which are heavily influenced by United States exports and world-wide grain markets; and

•
United States governmental policies, including farm and biofuel policies, which may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted or crop prices.

International market conditions, which are also outside of our control, may also significantly influence our operating results. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the United States dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.
Ammonia can be very volatile and extremely hazardous. Any liability for accidents involving ammonia that cause severe damage to property or injury to the environment and human health could have a material adverse effect on our results of operations and financial condition. In addition, the costs of transporting ammonia could increase significantly in the future.
We produce, process, store, handle, distribute and transport ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of our ability to produce or distribute our products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure our assets, which could have a material adverse effect on our results of operations and financial condition. We periodically experience minor releases of ammonia related to leaks from our equipment or error in operation and use of equipment at the East Dubuque Facility. Similar events may occur in the future.
In some cases, we transport ammonia by railcar. We may incur significant losses or costs relating to the transportation of our products on railcars. Due to the dangerous and potentially toxic nature of the cargo, in particular ammonia, on board railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, we may be held responsible even if we are not at fault and even if we complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia may result in our being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on our results of operations and financial condition. Given the risks inherent in transporting ammonia, the costs of transporting ammonia could increase significantly in the future. A number of initiatives are underway in the railroad and chemical industries that may result in changes to railcar design in order to minimize railway accidents involving hazardous materials. If any such design changes are implemented, or if accidents involving hazardous freight increase the insurance and other costs of railcars, our transportation costs could increase significantly. In addition, we believe that railroads are taking other actions, such as requiring indemnification from their customers for liabilities relating to TIH chemicals, to shift the risks they face from shipping TIH chemicals to their customers, which may make transportation of ammonia by rail more costly or less feasible.

We are subject to risks and uncertainties related to transportation and equipment that are beyond our control and that may have a material adverse effect on our results of operations and financial condition.
Although our customers generally pick up our nitrogen fertilizer products at the East Dubuque Facility, we occasionally rely on barge and railroad companies to ship products to our customers. The availability of these transportation services and related equipment is subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents and other operating hazards. For example, barge transport can be impacted by lock closures on the Upper Mississippi River resulting from inclement weather or surface conditions, including fog, rain, snow, wind, ice, strong currents, floods, droughts and other unplanned natural phenomena, lock malfunction, tow conditions and other conditions. In addition, we believe that railroads are taking other actions, such as requiring indemnification from their customers for liabilities relating to TIH chemicals, to shift the risks they face from shipping TIH chemicals to their customers, which may make transportation of ammonia by rail more costly. These transportation services and equipment are also subject to environmental, safety and other regulatory oversight. Due to concerns related to terrorism or accidents, local, state and federal governments could implement new regulations affecting the transportation of our products. In addition, new regulations could be implemented affecting the equipment used to ship our products. Any delay in our ability to ship our nitrogen fertilizer products as a result of transportation companies’ failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our results of operations and financial condition.
Our nitrogen fertilizer business is subject to extensive and frequently changing environmental laws and regulations. We expect that the cost of compliance with these laws and regulations will increase over time, and we could become subject to material environmental liabilities.
Our nitrogen fertilizer business is subject to extensive and frequently changing federal, state and local environmental, health and safety regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of our nitrogen fertilizer products. These laws include the CAA, the federal Water Pollution Control Act, the Resource Conservation and Recovery Act, CERCLA, the Toxic Substances Control Act, and various other federal, state and local laws and regulations. Violations of these laws and regulations could result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations or facility shutdowns. In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require us to make additional expenditures. Many of these laws and regulations are becoming increasingly stringent, and we expect the cost of compliance with these requirements to increase over time. The ultimate impact on our business of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the CAA, have not yet been finalized, are under governmental or judicial review or are being revised. These expenditures or costs for environmental compliance could have a material adverse effect on our results of operations and financial condition.
Our nitrogen fertilizer operations require numerous permits and authorizations. Failure to comply with these permits or environmental laws generally could result in substantial fines, penalties or other sanctions, court orders to install pollution-control equipment, permit revocations and facility shutdowns. We may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.
Our nitrogen fertilizer business also is subject to accidental spills, discharges or other releases of hazardous substances into the environment. Past or future spills related to the East Dubuque Facility or transportation of products or hazardous substances from the East Dubuque Facility may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA, for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with the East Dubuque Facility, facilities we formerly owned or operated (if any) and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage or disposal. The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations and financial condition.
We may incur future costs relating to the off-site disposal of hazardous wastes. Companies that dispose of, or arrange for the transportation or disposal of, hazardous substances at off-site locations may be held jointly and severally liable for the costs of investigation and remediation of contamination at those off-site locations, regardless of fault. We could become involved in litigation or other proceedings involving off-site waste disposal and the damages or costs in any such proceedings could be material.
We may be unable to obtain or renew permits necessary for our nitrogen fertilizer operations, which could inhibit our ability to do business.
We hold numerous environmental and other governmental permits and approvals authorizing operations at the East Dubuque Facility. Expansion of our nitrogen fertilizer operations is also predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our business, financial condition and results of operations.

Environmental laws and regulations on fertilizer end-use and application and numeric nutrient water quality criteria could have a material adverse impact on fertilizer demand in the future.
Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for our nitrogen fertilizer products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit our ability to market and sell such products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. In addition, a number of states have adopted or proposed numeric nutrient water quality criteria that could result in decreased demand for our fertilizer products in those states. Similarly, a new final EPA rule establishing numeric nutrient criteria for certain Florida water bodies may require farmers to implement best management practices, including the reduction of fertilizer use, to reduce the impact of fertilizer on water quality. Any such laws, regulations or interpretations could have a material adverse effect on our results of operations and financial condition.
Climate change laws and regulations could have a material adverse effect on our results of operations and financial condition.
Currently, various legislative and regulatory measures to address GHG emissions (including CO2, methane and nitrous oxides) are in various phases of discussion or implementation. At the federal legislative level, Congress has previously considered legislation requiring a mandatory reduction of GHG emissions. Although Congressional passage of such legislation does not appear likely at this time, it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
In the absence of Congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we monitor our GHG emissions from the East Dubuque Facility and began reporting the emissions to the EPA annually beginning in September 2011. On December 7, 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as the East Dubuque Facility, must obtain permits under the PSD, and Title V programs of the CAA. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install the best available control technology (“BACT”) for those regulated pollutants that are emitted in certain quantities. Phase I of the Greenhouse Gas Tailoring Rule, which became effective on January 2, 2011, requires projects already triggering PSD permitting that are also increasing GHG emissions by more than 75,000 tons per year to comply with BACT rules for their GHG emissions. Phase II of the Greenhouse Gas Tailoring Rule, which became effective on July 1, 2011, requires preconstruction permits using BACT for new projects that emit 100,000 tons of GHG emissions per year or existing facilities that make major modifications increasing GHG emissions by more than 75,000 tons per year. The ongoing ammonia capacity expansion project at the East Dubuque Facility did not trigger the need to install BACT because actual construction was commenced prior to July 1, 2011 and is not considered a major modification with respect to criteria pollutants. However, a future major modification to the East Dubuque Facility may require us to install BACT and potentially require us to obtain other CAA permits for our greenhouse gas emissions at the East Dubuque Facility. The EPA’s endangerment finding, the Greenhouse Gas Tailoring Rule and certain other GHG emission rules have been challenged and will likely be subject to extensive litigation. In addition, a number of Congressional bills to overturn the endangerment finding and bar the EPA from regulating GHG emissions, or at least to defer such action by the EPA under the CAA, have been proposed, although President Obama has announced his intention to veto any such bills if passed.
In addition to federal regulations, a number of states have adopted regional GHG initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwest states formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and the timing and specific requirements of any such laws or regulations in Illinois are uncertain at this time.
The implementation of additional EPA regulations and/or the passage of federal or state climate change legislation will likely increase the costs we incur to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations and financial condition. In addition, climate change legislation and regulations may result in increased costs not only for our nitrogen fertilizer business but also for agricultural producers that utilize our fertilizer products, thereby potentially decreasing demand for our nitrogen fertilizer products. Decreased demand for our nitrogen fertilizer products may have a material adverse effect on our results of operations and financial condition.

Agrium is a distributor and customer of a significant portion of our nitrogen fertilizer products, and we have the right to store products at Agrium’s terminal in Niota, Illinois. Any loss of Agrium as our distributor or customer, loss of our storage rights or decline in sales of products through or to Agrium could materially adversely affect our results of operations and financial condition.
We use Agrium as a distributor of a significant portion of our nitrogen fertilizer products pursuant to a distribution agreement between Agrium and us. For the last three fiscal years, between 80% and 85% of our total product sales were made through Agrium. Under the distribution agreement, if we are unable to reach an agreement with Agrium for the purchase and sale of our products, Agrium is under no obligation to make such purchase and sale. Agrium sells products that compete with ours, and may be incentivized to prioritize the sale of its products over ours. In the event of any decline in sales of our nitrogen fertilizer products through Agrium as distributor, we may not be able to find buyers for our products.
The distribution agreement has a term that ends in April 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least three months prior to an automatic renewal). The distribution agreement may be terminated prior to its stated term for specified causes. Under the distribution agreement, Agrium bears the credit risk on products sold through Agrium pursuant to the agreement. Agrium also is largely responsible for marketing our nitrogen fertilizer products to customers and the associated expense. As a result, if our distribution agreement with Agrium terminates for any reason, Agrium would no longer bear the credit risk on the sale of any of our products and we would become responsible for all of the marketing costs for such products.
Under the distribution agreement, we have the right to store up to 15,000 tons of ammonia at Agrium’s terminal in Niota, Illinois, and we sell a portion of our ammonia at that terminal. Our right to store ammonia at the terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless we deliver a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Our right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. Ammonia storage sites and terminals served by barge on the Mississippi River are controlled primarily by CF Industries, Koch and Agrium, each of which is one of our competitors. If we lose the right to store ammonia at the Niota, Illinois terminal, we may not be able to find suitable replacement storage on acceptable terms, or at all, and we may be forced to reduce production. We also may lose sales to customers that purchase products at the terminal.
In addition to distributing our products, Agrium is also a significant customer of our nitrogen fertilizer products. For the fiscal years ended September 30, 2011, 2010 and 2009, approximately 3%, 7% and 0%, respectively, of the total product sales of our nitrogen fertilizer business were to Agrium as a direct customer (rather than a distributor) and approximately 15%, 11% and 5%, respectively, of the total product sales of our nitrogen fertilizer business were to CPS, a controlled affiliate of Agrium. Agrium or CPS could elect to reduce or cease purchasing our nitrogen fertilizer products for a number of reasons, especially if our relationship with Agrium as a distributor were to end. If our sales to Agrium as a direct customer or CPS decline, we may not be able to find other customers to purchase the excess supply of our products.
Sales of our nitrogen fertilizer products through or to Agrium could decline or the distribution agreement or our rights to storage could terminate as a result of a number of causes which are outside of our control. Any loss of Agrium as our distributor or customer, loss of our storage rights or decline in sales of products through Agrium could materially adversely affect our results of operations and financial condition.
New regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.
The costs of complying with regulations relating to the transportation of hazardous chemicals and security associated with the East Dubuque Facility may have a material adverse effect on our results of operations and financial condition. Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. The chemical industry has responded to the issues that arose in response to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives. Simultaneously, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical facility locations and the transportation of hazardous chemicals. Our nitrogen fertilizer business could be materially adversely affected by the cost of complying with new regulations.

We are largely dependent on our customers to transport purchased goods from our facility because we do not maintain a fleet of trucks or rail cars.
We do not maintain a fleet of trucks and, unlike some of our major competitors, we do not maintain a fleet of rail cars because our customers generally are located close to our facility and have been willing and able to transport purchased goods from our facility. In most instances, our customers purchase our nitrogen products freight on board, or FOB, delivered basis at our facility and then arrange and pay to transport them to their final destinations by truck according to customary practice in our market. However, in the future, our customers’ transportation needs and preferences may change and our customers may no longer be willing or able to transport purchased goods from our facility. In the event that our competitors are able to transport their products more efficiently or cost effectively than our customers, those customers may reduce or cease purchases of our products. If this were to occur, we could be forced to make a substantial investment in a fleet of trucks and/or rail cars to meet our customers’ delivery needs, and this would be expensive and time consuming. We may not be able to obtain transportation capabilities on a timely basis or at all, and our inability to provide transportation for products could have a material adverse effect on our business and cash flow.
Due to our dependence on significant customers in our nitrogen fertilizer business, the loss of one or more of such significant customers could adversely affect our results of operations.
Our nitrogen fertilizer business depends on significant customers, and the loss of one or several of such significant customers may have a material adverse effect on our results of operations and financial condition. In the aggregate, our top five ammonia customers represented approximately 46%, 52% and 49%, respectively, of our ammonia sales for the fiscal years ended September 30, 2011, 2010 and 2009, and our top five UAN customers represented approximately 50%, 60% and 60%, respectively, of our UAN sales for these fiscal years. In addition, Twin State accounted for approximately 6%, 10% and 11%, respectively, of the total product sales of our nitrogen fertilizer business for the fiscal years ended September 30, 2011, 2010 and 2009. Growmark accounted for approximately 7%, 8% and 11%, respectively, of our total product sales for the fiscal years ended September 30, 2011, 2010 and 2009. For the fiscal years ended September 30, 2011, 2010 and 2009, approximately 3%, 7% and 0%, respectively, of the total product sales of our nitrogen fertilizer business were to Agrium as a direct customer (rather than a distributor) and approximately 15%, 11% and 5%, respectively, of the total product sales of our nitrogen fertilizer business were to CPS. Given the nature of our nitrogen fertilizer business, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers of our nitrogen fertilizer products, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations and financial condition.
We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations and financial condition.
We are subject to a number of federal and state laws and regulations related to safety, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, the purpose of which are to protect the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our nitrogen fertilizer operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements and other related state regulations, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations and financial condition if we are subjected to significant penalties, fines or compliance costs.

There are significant risks associated with expansion projects that may prevent completion of those projects on budget, on schedule or at all.
RNP has commenced expansion projects at the East Dubuque Facility. Expansion projects of the scope and scale RNP is undertaking or may undertake in the future entail significant risks, including:
•	unforeseen engineering or environmental problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases;

•	unavailability of necessary equipment; and

•	unavailability of financing on acceptable terms.
Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or completion of an expansion project.
In addition, we cannot assure you that RNP will have adequate sources of funding to undertake or complete major expansion projects, such as our ammonia capacity expansion project. Even with RNLLC’s $25 million Revolving Credit Facility, RNP does not have sufficient borrowing capacity under such facility to finance the entire project. In addition, the Revolving Credit Facility is designed to provide for seasonal working capital needs only, not construction financing. As a result, RNP will need to obtain additional debt and/or equity financing to complete this project. There is no guarantee that it will be able to obtain other debt or equity financing on acceptable terms or at all.
As a result of these factors, we cannot assure you that RNP’s expansion projects will commence operations on schedule or at all or that the costs for the expansion projects will not exceed budgeted amounts. Failure to complete an expansion project on budget, on schedule or at all may adversely impact our ability to grow our business.
Expansion of our nitrogen fertilizer production capacity may reduce the overall demand for our existing nitrogen fertilizer products, and our new products may not achieve market acceptance.
To the extent we proceed with our expansion projects, we expect to increase our capacity to produce ammonia and urea and to install the equipment necessary to enable us to produce and sell DEF. Increased production of our existing nitrogen fertilizer products may reduce the overall demand for those products as a result of market saturation. We may be required to sell these products at lower prices, or may not be able to sell all of the products we produce. In addition, there can be no assurance that our new products will be well-received or that we will achieve revenues or profitability levels we expect. If we cannot sell our products or are forced to reduce the prices at which we sell them, this would have a material adverse effect on our results of operations and financial condition.
We depend on key personnel for the success of our business.
We depend on the services of our executive officers. The loss of the services of any member of our executive officer team could have an adverse effect on our business. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if our existing senior management’s or key employees’ services become unavailable.
A shortage of skilled labor, together with rising labor costs, could adversely affect our results of operations.
Efficient production of nitrogen fertilizer using modern techniques and equipment requires skilled employees. To the extent that the services of skilled labor becomes unavailable to us for any reason, including the retirement of experienced employees from our aging work force, we would be required to hire other personnel. We face hiring competition from our competitors, our customers and other companies operating in our industry, and we may not be able to locate or employ qualified replacements on acceptable terms or at all. If our current skilled employees retire and we are unable to locate or hire qualified replacements, or if the cost to locate and hire qualified replacements for retired employees increases materially, our results of operations could be adversely affected.
Risks Related to Our Liquidity, Financial Condition, and Results of Operations
We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable on an ongoing basis, we may be unable to continue our operations.
We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through September 30, 2011, we have an accumulated deficit of $361.3 million. If we do not achieve significant amounts of revenues and operate at a profit on an ongoing basis in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process and deployment of the Rentech-SilvaGas Technology and Rentech-ClearFuels Technology. We have not been able to achieve sustained commercial use of the technology as of this time. Failure to do so would have a material adverse effect on our financial position, results of operations, cash flows and prospects.

The level of indebtedness we could incur in the future could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.
As of September 30, 2011, our total indebtedness was $203.8 million. Of this amount, approximately $146.3 million of principal borrowings were outstanding under the Credit Agreement RNLLC executed on June 10, 2011 (the “2011 Credit Agreement”) and the remainder was our convertible notes due in 2013. On November 9, 2011, RNLLC repaid in full the amount outstanding under the 2011 Credit Agreement. On November 10, 2011, RNLLC entered into the Revolving Credit Facility, with a two year maturity. The level of indebtedness we could incur in the future could have important consequences, including:
•	increasing our vulnerability to general economic and industry conditions;
•
requiring all or a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore restricting or reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•	incurring higher interest expense in the event of increases in the Revolving Credit Facility’s variable interest rates;
•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources;
•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock; and
•	subjecting us to financial and other restrictive covenants in our indebtedness, which may restrict our activities, and the failure to comply with which could result in an event of default.
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
We may have to raise substantial additional capital to execute our business plan and, in the event that our current and expected sources of funding are insufficient, to fund working capital and to continue our operations. Competitors with superior access to capital may have a substantial advantage over us.
We expect to require additional capital to develop certain new technologies, to pursue development projects beyond their current early development stages and to pursue licensing transactions. Project development and licensing activities in our alternative energy business require substantial amounts of capital resources. Project development requires capital for, among other things, scoping and feasibility studies, development activities, engineering, construction, and deposits paid to suppliers and parties who intend to purchase the power or fuel to be manufactured at our facilities. Licensing may require performance or other guarantees to be backed by financial guarantees or cash deposits. Our competitors who have superior access to capital may have a competitive advantage over us in these activities. In addition, since we have never operated at a profit, we will likely require additional capital to fund our working capital needs after we have exhausted our current cash on hand. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.

Continued recessionary conditions and the relative unavailability of credit have made it more difficult for companies to secure financing. If we are unable to access financing on terms and at a time acceptable to us for any reason, it could have a material adverse effect on our operations, financial condition and liquidity.
Our ability to obtain any financing when needed, whether through the issuance of new equity or debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions, general economic conditions and conditions within our industry, and numerous other factors. In the United States, recent market and economic conditions continue to be challenging with tight credit conditions and no or slow growth. Throughout the fiscal year ended September 30, 2011, continued concerns about the systemic impact of high unemployment rates, sovereign debt, the availability and cost of credit, the United States mortgage market, and the United States real estate market contributed to continued lowered expectations for the United States economy. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Many lenders and institutional investors continue to be reluctant to provide funding to borrowers. If these market conditions continue, they could limit our ability to timely replace maturing liabilities, or access the capital markets or other sources of financing to meet our liquidity needs, resulting in a material adverse effect on our operations, financial condition and liquidity.
The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.
As of September 30, 2011, we had approximately $173 million of tax net operating loss carryforwards. Following the Offering, we estimate that we have approximately $90 million of tax net operating loss carryforwards available. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.
The issuance of shares of our common stock could cause an “ownership change” which would also limit our ability to use our net operating losses. Other issuances of shares of our common stock that could cause an “ownership change” include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants. In addition, we contemplate that we would need to issue a substantial amount of additional shares of our common stock (or securities convertible into or exercisable or exchangeable for common stock) in connection with our proposed plans to finance the commercialization of our technologies and the implementation of our business plan or the acquisition of other technologies, assets or businesses.
Our acquisition strategy involves significant risks.
One of our business strategies is to pursue acquisitions. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms, and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs, tax consequences and risks associated with entry into new markets and lines of business.
In addition to the risks involved in identifying and completing acquisitions described above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:
•	unforeseen difficulties in the acquired operations and disruption of the ongoing operations of our business;

•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;

•	strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;

•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

•	assumption of unknown material liabilities or regulatory non-compliance issues;

•	amortization of acquired assets, which would reduce future reported earnings;

•	possible adverse short-term effects on our cash flows or operating results; and

•	diversion of management’s attention from the ongoing operations of our business.

Failure to manage acquisition growth risks could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to consummate any acquisitions, successfully integrate acquired entities, or generate positive cash flow at any acquired company.
We may not be able to successfully manage our growing business.
If we are successful in our plans to commercialize the Rentech Process, the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology by acquiring or developing alternative energy facilities, or if we consummate acquisitions in the energy or fertilizer segments, we would experience a period of rapid growth that could place significant additional demands on, and require us to expand, our management resources and information systems. The management of our growth will require, among other things, continued development of our internal controls and information systems and the ability to attract and retain qualified personnel. Our alternative energy projects under development are complex and very large in relation to projects that we have managed in the past. We have experienced cost over-runs and control weaknesses in the past. The ammonia capacity expansion at RNP is a major project that requires significant management by us, with the risk that project overruns or failure to meet the planned schedule may be very costly. Our failure to effectively manage such projects and any such rapid growth could have a material adverse effect on us, our cash flows, our ability to raise capital in the future, and our operating results.
Risks Related to the Market for Rentech Common Stock
We have a substantial overhang of common stock and future sales of our common stock will cause substantial dilution and may negatively affect the market price of our shares.
As of September 30, 2011, there were 223.4 million shares of our common stock outstanding. As of that date, we also had an aggregate of 40.5 million shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. During the fiscal year ended September 30, 2011, we issued an aggregate of 0.5 million shares of our common stock. Also, during the fiscal year ended September 30, 2011, we issued warrants to purchase 2.0 million shares of common stock in connection with our acquisition of ClearFuels. During the fiscal year ended September 30, 2010, we issued an aggregate of 6.7 million shares of our common stock. During the fiscal year ended September 30, 2009, we issued an aggregate of 45.6 million shares of our common stock which includes 14.5 million shares issued in connection with our acquisition of SilvaGas. In connection with that acquisition, we also agreed to issue up to a maximum of 17.3 million additional shares of our common stock as earn-out consideration. Also, during the fiscal year ended September 30, 2009, we issued warrants to purchase 7.0 million shares of common stock in connection with amendments to our prior Credit Agreement and our investment in ClearFuels. In addition, we have one shelf registration statement covering $94.3 million aggregate offering price of securities (up to all of which could be issued as shares of common stock) for issuance in future financing transactions. In the event that we acquire companies or assets, we may issue additional shares of stock to acquire those companies or assets.
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

The market price of our common stock may decline. A lower stock price would result in more dilution if we issue shares to raise equity capital, and could prevent us from raising sufficient equity capital to implement our business plan.
The market price of our stock may decline for a number of reasons, including if:
•	the construction of a commercial scale synthetic fuels plant or other plants is not completed in a timely, economical and efficient manner;
•
the construction of a commercial scale synthetic fuels plant or other plants, does not yield the expected benefits to our revenues and profits as rapidly or to the extent that may be anticipated by financial or industry analysts, shareholders or other investors;

•
the effect of the construction of a commercial scale synthetic fuels plant or other plants, on our consolidated financial statements is not consistent with the expectations of financial or industry analysts, shareholders or other investors;

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
Nitrogen Products Manufacturing Segment Properties
The East Dubuque Facility is located on approximately 210 acres in the northwest corner of Illinois on a 140-foot bluff above Mile Marker 573 on the Upper Mississippi River. RNLLC owns all of the East Dubuque Facility’s properties and equipment; these include land, roads, buildings, several special purpose structures, equipment, storage tanks, and specialized truck, rail and river barge loading facilities. RNLLC also has 15,000 tons of leased storage tank capacity for ammonia products at Agrium’s terminal in Niota, Illinois. The East Dubuque Facility is used in our nitrogen products manufacturing segment.
RETC Properties
We own the site located in Commerce City, Colorado where we have constructed the PDU and the Rentech-ClearFuels Gasifier. The site consists of 17 acres located in an industrial area adjacent to a rail line and an interstate highway. Approximately six acres of the site are occupied by the PDU and the ClearFuels Gasifier, and the remaining approximately 11 acres of the site are available for other uses. There is an approximately 12,000 square foot building on that site that is primarily used for laboratory and maintenance functions supporting the PDU. We also lease a 2 1/2 acre industrial site located adjacent to the site, which includes a single building of approximately 3,000 square feet and is used for the storage and maintenance of construction equipment. These properties are used in our alternative energy segment.
Natchez Project Property
We own an approximately 450 acre site in Adams County, Mississippi near the city of Natchez. This property is used in our alternative energy segment.
Office Leases
Our executive offices are located in Los Angeles, California, and consist of approximately 13,000 square feet of leased office space. The lease expires in June 2015. These offices are used in both of our segments.
Our other principal leased offices are located in Denver, Colorado, and consist of approximately 8,000 square feet of office space. The lease expires in October 2014. These offices are used in both of our segments. We also have leased offices located in Honolulu, Hawaii, which consist of approximately 1,300 square feet of leased office space. The lease expires in July 2014. These offices are used in our alternative energy segment.

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of our current litigation will not have a material adverse effect on us.
In October 2009, the EPA Region 5 issued a Notice and Finding of Violation pursuant to the CAA related to the number 1 nitric acid plant at the East Dubuque Facility. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, PSD requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s CAA National Enforcement Priority for New Source Review/PSD related to acid plants, which seeks to reduce emissions from acid plants through proceedings that result in the installation of new pollution control technology. Without admitting liability, RNLLC has negotiated a consent decree (the “Consent Decree”) with the EPA to resolve the alleged violations, and the Consent Decree has been lodged with the court. The Consent Decree requires RNLLC to pay a civil penalty of $108,000, install and operate certain pollution control equipment on one of its nitric acid plants, and to perform certain additional actions and periodically report to the EPA. RNLLC has commenced implementation of the Consent Decree requirements, including the installation and operation of the pollution control equipment, in anticipation of the court entering the Consent Decree.
Between December 29, 2009 and January 6, 2010, three purported class action shareholder lawsuits were filed against us and certain of our current and former directors and officers in the United States District Court for the Central District of California alleging that we and the named current and former directors and officers made false or misleading statements regarding our financial performance in connection with our financial statements for the fiscal year ended September 30, 2008 and the first three quarters of the fiscal year ended September 30, 2009. Plaintiffs in the actions purported to bring claims on behalf of all persons who purchased our securities between May 9, 2008 and December 14, 2009 and sought unspecified damages, interest, and attorneys’ fees and costs. The cases were consolidated as Michael Silbergleid v. Rentech, Inc., et al. (In re Rentech Securities Litigation), Lead Case No. 2:09-cv-09495-GHK-PJW (C.D. Cal.), and a lead plaintiff was appointed on April 5, 2010. The lead plaintiff filed a consolidated complaint on May 20, 2010, and we filed a motion to dismiss the action on October 15, 2010. We announced on March 23, 2011 that we had reached an agreement to settle these matters with a settlement fund provided by its insurance carrier of approximately $1.8 million, from which plaintiffs’ counsel would receive an award of attorney fees and expenses, subject to court approval of the settlement. The United States District Court for the Central District of California approved the settlement at a hearing on September 26, 2011.
Between January 22, 2010 and February 10, 2010, five shareholder derivative lawsuits were filed against certain of our current and former officers and directors in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Los Angeles. The initial complaints alleged that the named current and former directors and officers caused us to make false or misleading statements regarding our financial performance in connection with our financial statements for the fiscal year ended September 30, 2008 and the first three quarters of the fiscal year ended September 30, 2009. The plaintiffs, who purported to assert claims on our behalf, sought various equitable and/or injunctive relief, unspecified restitution to us, interest, and attorneys’ fees and costs. The cases before the United States District Court were consolidated as John Cobb v. D. Hunt Ramsbottom, et al. (In re Rentech Derivative Litigation), Lead Case No. 2:10-cv-0485-GHK-PJW (C.D. Cal.), and the cases before the Superior Court were consolidated as Andrew L. Tarr v. Dennis L. Yakobson, et al., LASC Master File No. BC430553. We announced on March 23, 2011 that we had agreed to settle these matters by adopting certain corporate governance practices and paying, or causing our insurance carrier to pay, plaintiffs’ attorneys fees and expenses of approximately $300,000, subject to court approval of the settlements. The Superior Court of the State of California in Los Angeles approved the settlements at a hearing on July 21, 2011.

ITEM 4.	(REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE Amex under the symbol “RTK.” The following table sets forth the range of high and low closing prices for the common stock as reported by NYSE Amex for the fiscal years ended September 30, 2011 and 2010:

Fiscal Year Ended September 30, 2011	High	Low
First Quarter, ended December 31, 2010	$1.45	$0.95
Second Quarter, ended March 31, 2011	$1.38	$1.12
Third Quarter, ended June 30, 2011	$1.25	$0.82
Fourth Quarter, ended September 30, 2011	$1.10	$0.78

Fiscal Year Ended September 30, 2010	High	Low
First Quarter, ended December 31, 2009	$1.72	$1.21
Second Quarter, ended March 31, 2010	$1.32	$1.01
Third Quarter, ended June 30, 2010	$1.35	$0.95
Fourth Quarter, ended September 30, 2010	$1.02	$0.70
The approximate number of shareholders of record of our common stock as of November 30, 2011 was 536. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 28,900.
We have never paid cash dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Company Purchases of Equity Securities
Not applicable.
Recent Sales of Unregistered Securities
Not applicable.
STOCK PERFORMANCE GRAPH
The following graph and table compares the cumulative total shareholder return on our common stock to that of the Russell 2000 Index (the “Russell 2000”), an alternative energy peer group which is the Ardour Global Alternative Energy Index — North America (the “Alternative Energy Peer Group”), and a customized peer group for the last five fiscal years ending September 30. The customized peer group of four companies includes: Agrium, CF Industries Holdings, Terra Nitrogen Company, L.P., and Yara International (the “Fertilizer Peer Group”). The following graph and table assumes that a $100 investment was made at the close of trading on September 30, 2006 in our common stock and in the index and the peer groups, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	9/06	9/07	9/08	9/09	9/10	9/11
Rentech, Inc.	100.00	46.65	28.73	34.99	21.30	16.85
Russell 2000	100.00	112.34	96.07	86.90	98.50	95.02
Alternative Energy Peer Group	100.00	119.61	99.63	73.95	70.57	44.77
Fertilizer Peer Group	100.00	247.09	267.80	248.84	341.07	343.95

ITEM 6.	SELECTED FINANCIAL DATA
The following tables include selected summary financial data for each of our last five fiscal years. The data below should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenues	$180,063	$131,925	$186,687	$217,293	$134,923
Cost of Sales	$103,486	$106,712	$125,891	$160,742	$119,170
Gross Profit	$76,577	$25,213	$60,796	$56,551	$15,753
Research and Development Expense	$30,009	$19,641	$21,381	$64,477	$43,127
Loss from Continuing Operations	$(65,382)	$(42,271)	$(93)	$(59,425)	$(97,038)
Income from Discontinued Operations	$—	$9	$72	$91	$3,150
Net Loss	$(65,382)	$(42,262)	$(21)	$(59,334)	$(93,888)
Net Loss Attributable to Noncontrolling Interests	$1,099	$94	$—	$—	$—
Net Loss Attributable to Rentech	$(64,283)	$(42,168)	$(21)	$(59,334)	$(93,888)

Net Income (Loss) per Common Share Attributable to Rentech:
Basic:
Continuing Operations	$(0.29)	$(0.20)	$0.00	$(0.36)	$(0.64)
Discontinued Operations	0.00	0.00	0.00	0.00	0.02

Net Loss	$(0.29)	$(0.20)	$0.00	$(0.36)	$(0.62)

Diluted:
Continuing Operations	$(0.29)	$(0.20)	$0.00	$(0.36)	$(0.64)
Discontinued Operations	0.00	0.00	0.00	0.00	0.02

Net Loss	$(0.29)	$(0.20)	$0.00	$(0.36)	$(0.62)

Weighted-average shares used to compute net income (loss) per common share:
Basic and diluted	222,664	216,069	174,445	165,480	151,356

CONSOLIDATED BALANCE SHEET DATA
Working Capital	$36,332	$22,107	$12,032	$21,484	$37,960
Construction in Progress	$23,315	$41,098	$28,037	$19,960	$4,293
Total Assets	$254,674	$200,515	$200,600	$203,863	$157,064
Total Long-Term Liabilities	$155,752	$98,520	$46,759	$95,819	$39,713
Total Rentech Stockholders’ Equity	$(19,628)	$37,920	$68,236	$15,002	$67,250

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our primary needs for working capital for the next 12 months related to our nitrogen products manufacturing segment are expected to include costs to operate the East Dubuque Facility, costs for expansion projects, debt service, and capital investments in the East Dubuque Facility. Our primary needs for working capital for the next 12 months related to our alternative energy segment are expected to include costs to commercially deploy our technologies, operate the PDU and the Rentech-ClearFuels Gasifier, continue research and development of our technologies, and fund administrative needs. Based on current market conditions, we expect that the non-expansion activities of our nitrogen products manufacturing segment for the next 12 months can be funded from RNP’s cash on hand, RNLLC’s forecasted operating cash flows, and the Revolving Credit Facility. We expect to fund our alternative energy segment-related activities during the next 12 months from cash on hand. We would need additional capital for our alternative energy segment in the event we decide to pursue significant unplanned development or acquisition activities. Such additional capital may be available, if needed, from external financing sources, including from offerings of equity or debt securities. In the event that such capital is not available, we would not be able to undertake such significant unplanned development or acquisition activities in our alternative energy segment. Capital markets have experienced extreme uncertainty in recent years, and access to those markets has been difficult. Our failure to raise additional capital if needed would have a material adverse effect on our business, financial condition, results of operations and liquidity.
For further information concerning our potential financing needs and related risks, see “Part I, Item 1. Business,” and “Part I, Item 1A. Risk Factors.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: revenue recognition, inventories, the valuation of long-lived assets and intangible assets, stock based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.
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
Product sales revenues from our nitrogen products manufacturing segment are recognized when the customer takes ownership upon shipment from the East Dubuque Facility or RNLLC’s leased facility in Niota, Illinois and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable.
Certain product sales in our nitrogen products manufacturing segment occur under product prepayment contracts which require payment in advance of delivery. We record a liability for deferred revenue in the amount of, and upon receipt of, cash in advance of shipment. We recognize revenue related to the product prepayment contracts and relieve the liability for deferred revenue when customers take ownership of products. A significant portion of the revenue recognized during any period may be related to product prepayment contracts, for which cash may have been collected during an earlier period, with the result being that a significant portion of revenue recognized during a period may not generate cash receipts during that period.

Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances in our nitrogen products manufacturing segment. Natural gas is sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales. Natural gas is also sold with a simultaneous natural gas purchase in order to receive a benefit that reduces raw material cost, in which case the net of the sales price and the related cost of sales are recorded within cost of sales.
Inventories. Our inventory is stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. We perform an analysis of our inventory balances at least quarterly to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. We allocate fixed production overhead costs to inventory based on the normal capacity of our production facilities.
Valuation of Long-Lived Assets and Intangible Assets. We assess the realizable value of long-lived assets and intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As applicable, we make assumptions regarding the useful lives of the assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. During the fiscal year ended September 30, 2011, we recorded loss on impairments of $58,742,000. See Note 4 of our Consolidated Financial Statements for additional information on the impairments.
Stock Based Compensation. All stock based compensation awards granted are included in compensation expense based on grant-date fair value. We use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, expected rates of dividends and forfeitures. Management determines these assumptions by reviewing current market rates and reviewing conditions relevant to our Company, such as our historical experience relating to the exercise and forfeitures of grants.
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
Business Segments
We operate in two business segments as follows: (i) nitrogen products manufacturing and (ii) alternative energy. In our nitrogen products manufacturing segment, RNLLC manufactures a variety of nitrogen fertilizer and industrial products. In our alternative energy segment, we develop projects and market licenses that would use processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2011 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2010
Continuing Operations:
Revenues

	For the Fiscal Years Ended
	September 30,
	2011	2010
	(in thousands)
Revenues:
Product shipments	$179,400	$129,392
Sales of excess inventory of natural gas	457	2,004

Total nitrogen products manufacturing	$179,857	$131,396
Alternative energy	206	529

Total revenues	$180,063	$131,925

	For the Fiscal Year		For the Fiscal Year
	Ended September 30, 2011		Ended September 30, 2010
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	125	$73,346	153	$57,909
Urea Ammonium Nitrate	315	84,646	294	52,912
Urea (liquid and granular)	29	13,708	32	12,663
Carbon Dioxide	110	2,825	107	2,779
Nitric Acid	15	4,875	11	3,129

Total	594	$179,400	597	$129,392

Nitrogen products manufacturing. Our nitrogen products manufacturing segment provides revenue from sales of various nitrogen fertilizer products manufactured at the East Dubuque Facility, primarily utilized in corn production. The East Dubuque Facility is designed to produce ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.
The increase in revenues for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 was primarily the result of higher prices paid for our products during fiscal year ended September 30, 2011, resulting from stronger demand for nitrogen fertilizer products during the period. Ammonia sales volumes decreased and UAN sales volumes increased during the fiscal year ended September 30, 2011 as we upgraded more ammonia into UAN to realize higher gross profit margins.
The average sales prices per ton in the current fiscal year as compared with the prior fiscal year increased by 55% and 49% for ammonia and UAN, respectively. These increases were due to higher demand caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2011. These two products comprised approximately 88% and 86%, respectively, of our product sales for the each of the fiscal years ended September 30, 2011 and 2010.
Alternative Energy. This segment generates revenues for technical services and licensing activities related to our technologies.
Cost of Sales

	For the Fiscal Years Ended
	September 30,
	2011	2010
	(in thousands)
Cost of sales:
Product shipments	$98,250	$99,749
Turnaround expenses	4,490	3,955
Sales of excess inventory of natural gas	546	2,259
Simultaneous sale and purchase of natural gas	—	57

Total nitrogen products manufacturing	103,286	106,020
Alternative energy	200	692

Total cost of sales	$103,486	$106,712

Nitrogen Products Manufacturing. The decrease in cost of sales on product shipments for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 was primarily due to lower natural gas prices during the fiscal year ended September 30, 2011 and unplanned repairs and maintenance costs during the first fiscal quarter of 2010.
Natural gas costs comprised approximately 50% of cost of sales on product shipments for the fiscal year ended September 30, 2011 compared to 54% of cost of sales on product shipments for the fiscal year ended September 30, 2010. Labor costs comprised approximately 12% of cost of sales on product shipments for each of the fiscal years ended September 30, 2011 and 2010. Depreciation expense included in cost of sales was $9,611,000 and $10,104,000 for the fiscal years ended September 30, 2011 and 2010, respectively, and comprised approximately 10% of cost of sales on product shipments for each of the fiscal years ended September 2011 and 2010.
Turnaround expenses represent the cost of planned maintenance during turnarounds, which occur approximately every two years. A facility turnaround occurred in September and October 2011 and October 2009. As a result, during the fiscal years ended September 30, 2011 and 2010, we incurred turnaround expenses of approximately $4.5 million and $4.0 million, respectively. In October 2011, we expensed additional costs relating to the turnaround.
Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances, such as when contracted quantities received exceed our production requirements or our storage capacity. In these situations, which we refer to as sales of excess inventory of natural gas, the sales proceeds are recorded as revenue and the related cost is recorded as a cost of sales.
When the opportunity presents itself, we may also sell, to a third party at one location, natural gas that we have purchased or are required to purchase under fixed-price contracts and simultaneously purchase, at a different location and at a lower price, the same quantity of natural gas in order to capture an immediate benefit from the price differential between the two delivery points. We refer to these situations as a simultaneous sale and purchase of natural gas. The sale of gas in conjunction with a simultaneous purchase may be at a price lower (or higher) than the purchase price previously committed under a forward purchase contract, which may result in a loss (or profit) compared to the price required in the forward purchase contract. The natural gas is immediately repurchased at a lower price resulting in a lower cost of sales when inventory is sold. All or a portion of a loss relative to the forward purchase contract may be offset (or a profit increased) by a gain on the simultaneous sale and purchase transaction. None of these transactions occurred during the fiscal year ended September 30, 2011, and an immaterial amount occurred during the fiscal year ended September 30, 2010.
Alternative Energy. The cost of sales for our alternative energy segment during the fiscal years ended September 30, 2011 and 2010 was for costs incurred for work performed under technical services contracts.
Gross Profit

	For the Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Gross profit (loss):
Product shipments	$81,150	$29,643
Turnaround expenses	(4,490)	(3,955)
Sales of excess inventory of natural gas	(89)	(255)
Simultaneous sale and purchase of natural gas	—	(57)

Total nitrogen products manufacturing	76,571	25,376
Alternative energy	6	(163)

Total gross profit	$76,577	$25,213

Nitrogen Products Manufacturing. The gross profit margin on product shipments was 45% for the fiscal year ended September 30, 2011 as compared to 23% for the fiscal year ended September 30, 2010. This increase was primarily due to higher sales prices, lower natural gas prices during the fiscal year ended September 30, 2011 and unplanned repairs and maintenance costs during the first fiscal quarter of 2010.

Operating Expenses

	For the Fiscal Years Ended
	September 30,
	2011	2010
	(in thousands)
Operating expenses:
Selling, general and administrative	$28,004	$28,410
Depreciation and amortization	2,225	1,947
Research and development	30,009	19,641
Loss on impairments	58,742	1,190
Advance for equity investment	(7,892)	—
Loss on disposal of property, plant and equipment	523	191

Total operating expenses	$111,611	$51,379

Selling, General and Administrative Expenses. During the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010, selling, general and administrative expenses decreased by $406,000 or 1%. Salaries and benefits increased by $920,000 as a result of annual salary increases and an increase in headcount. Consulting expenses increased by $1,400,000 primarily due to consolidation of ClearFuels and increases in consulting expenses related to business development. Stock-based compensation decreased by $3,366,000 primarily as a result of reversing previously accrued compensation expense on grants related to the Rialto Project milestones which will no longer be developed. See Note 4 in our Consolidated Financial Statements for additional information on the Rialto Project impairment.
Depreciation and Amortization. The amount of depreciation and amortization expense within operating expenses increased by $278,000 for the fiscal year ended September 30, 2011 which was primarily attributable to a change in estimated useful life of intellectual property acquired in the purchase of SilvaGas’ biomass gasification technology. A portion of depreciation and amortization expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation and amortization expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.
Research and Development. Research and development expenses increased by $10,368,000 during the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 primarily due to the development of the Rentech-ClearFuels Gasifier, for which our portion of the development expenses were expensed as research and development expense. We incur research and development expenses at our demonstration plants and in our testing laboratory in Commerce City, Colorado, where we operate the PDU, and built and now operate the Rentech-ClearFuels Gasifier, and actively conduct work to further improve our technology and to perform services for our customers. These expenses are included in our alternative energy segment.
Loss on Impairments. We had recorded construction in progress and other costs related to the Rialto Project, the Natchez Project and the Port St. Joe Project totaling approximately $27,238,000, $29,172,000 and $6,434,000, respectively. Other costs primarily include previously capitalized option payments on potential sites and deferred fees on potential financing arrangements. Due to the lack of funding available through the various DOE loan guarantee programs, the higher than anticipated costs estimated to complete the Rialto Project, and the lack of financing for such projects, we decided to abandon the three projects. As a result, we recorded a loss on impairment relating to the Rialto Project, the Natchez Project and the Port St. Joe Project of $27,238,000, $26,645,000 and $4,806,000, respectively. The loss on impairment for the Rialto Project represents the total cost of the project. The loss on impairment for the Port St. Joe Project represents the total cost of the project less the elimination of a contingent consideration liability of $1,628,000. The loss on impairment for the Natchez Project represents the total costs of the project less the appraised value of the property, which we own, of approximately $2,500,000. During the fiscal year ended September 30, 2010, we determined that one of the sites that we had secured under option, a site which we were evaluating for the Rialto Project, was no longer a viable site. Therefore, at the end of the fiscal year ended September 30, 2010, we gave notice to terminate the option resulting in the write-off of the previously capitalized option payments of $1,095,000. We also determined that the cost of a feasibility study for the East Dubuque Facility conversion project, which had been recorded in construction in progress, would never be used. Therefore, the cost was written off during the fiscal year ended September 30, 2010.
Advance for Equity Investment. This is the extinguishment of a liability relating to the East Dubuque Facility coal-to-liquids conversion project which was abandoned during the fiscal year ended September 30, 2008. For the fiscal years ended prior to September 30, 2011, the liability for the advance for equity investment remained because the potential for another coal-to-liquids project still existed. During fiscal year ended September 30, 2011, we adopted a revised project development strategy for the commercialization of our alternative energy technologies, which includes pursuing projects that are smaller and require less capital. Coal-to-liquids projects, like the East Dubuque Facility conversion project, no longer fit our development strategy. As a result, the liability associated with this project was reversed.

Loss on Disposal of Property, Plant and Equipment. For the fiscal year ended September 30, 2011, loss on disposal of property, plant and equipment was primarily due to the removal of a selective catalyst recovery unit in our nitrogen products manufacturing segment for approximately $886,000, which was partially offset by various miscellaneous sales and exchanges of nonmonetary assets totaling approximately $363,000.
Operating Income (Loss)

	For the Fiscal Years Ended
	September 30,
	2011	2010
	(in thousands)
Operating income (loss):
Product shipments	$76,460	$26,070
Turnaround expenses	(4,490)	(3,955)
Sales of excess inventory of natural gas	(89)	(255)
Simultaneous sale and purchase of natural gas	—	(57)

Total nitrogen products manufacturing	71,881	21,803
Alternative energy	(106,915)	(47,969)

Total operating loss	$(35,034)	$(26,166)

Nitrogen Products Manufacturing. The increase in income from operations for product shipments for the fiscal year ended September 30, 2011 as compared to the prior year was primarily due to higher sales prices and lower natural gas prices during the fiscal year ended September 30, 2011 and unplanned repairs and maintenance costs during the first fiscal quarter of 2010, partially offset by additional audit and tax fees, administrative agent fees under RNLLC’s 2010 credit agreement, or the 2010 Credit Agreement, and sales-based incentive bonuses.
Alternative Energy. Loss from operations primarily consists of operating expenses, such as selling, general and administrative; depreciation and amortization; research and development; and losses and costs relating to the three projects that we abandoned.
Other Income (Expense), Net

	For the Fiscal Years Ended
	September 30,
	2011	2010
	(in thousands)
Other income (expense), net:
Interest and dividend income	$134	$212
Interest expense	(16,666)	(14,235)
Loss on debt extinguishment	(13,816)	(2,268)
Realized loss, net on sale of investments	—	(1,231)
Gain on equity method investment	—	1,909
Other income (expense), net	2	63

Total other expense, net	$(30,346)	$(15,550)

The increase in other expense for the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010 was primarily due to the loss on debt extinguishment related to the various credit agreements and the increase in interest expense due to higher outstanding principal balances under the credit agreements.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
Continuing Operations:
Revenues

	For the Fiscal Years Ended
	September 30,
	2010	2009
	(in thousands)
Revenues:
Product shipments	$129,392	$184,071
Sales of excess inventory of natural gas	2,004	2,378

Total nitrogen products manufacturing	$131,396	$186,449
Alternative energy	529	238

Total revenues	$131,925	$186,687

	For the Fiscal Year		For the Fiscal Year
	Ended September 30, 2010		Ended September 30, 2009
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	153	$57,909	126	$91,413
Urea Ammonium Nitrate	294	52,912	267	71,185
Urea (liquid and granular)	32	12,663	36	15,876
Carbon Dioxide	107	2,779	95	2,571
Nitric Acid	11	3,129	9	3,026

Total	597	$129,392	533	$184,071

Nitrogen products manufacturing. Revenues decreased in the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009 primarily due to decreased sales prices for all of our products which was partially offset by an increase in our UAN sales volume. Sales volume increased for UAN due to a higher availability of the product in the fiscal year ended September 30, 2010, as compared to the previous year. This was due to a combination of higher carryover inventory into the year and lower production in the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2010. The lower production in the fiscal year ended September 30, 2009 can be attributed in part to an unplanned shutdown due to a power outage in January 2009, following which ammonia production was reduced to two-thirds of capacity for 67 days to avoid inventory containment issues. This was partially offset by a 15-day turnaround in October 2009 and subsequent 15-day unplanned shutdown due to equipment failures, which reduced production in the fiscal year ended September 30, 2010.
The average sales price per ton decreased by 48% for ammonia and by 32% for UAN in the fiscal year ended September 30, 2010 compared to the respective average sales prices per ton of ammonia and UAN in the fiscal year ended September 30, 2009. These decreases occurred because the prices for a majority of the shipments in the fiscal year ended September 30, 2009 had been determined in product prepayment contracts that were signed when fertilizer prices were at peak levels in 2008. Management believes that the significant decline in prices for nitrogen fertilizer that occurred from the end of 2008 through 2009 was due to, among other things, a substantial drop in corn prices and the price of natural gas, a key input, and weak economic conditions. Sales of ammonia and UAN comprised approximately 86% and 88%, respectively, of our product sales for the fiscal years ended September 30, 2010 and 2009.
Alternative Energy. This segment generates revenues for technical services and licensing activities related to our technologies, and previously generated revenues from rental income for leasing part of a building we owned. This rental income was included in our alternative energy segment because the rental income was generated from a building, which was sold in April 2010, used in the past by some of our research and development employees. The revenue earned in this segment during the fiscal year ended September 30, 2010 was technical service revenue. The revenue earned during the fiscal year ended September 30, 2009 included both technical service revenue of $145,000 and rental revenue of $93,000.
Cost of Sales

	For the Fiscal Years Ended
	September 30,
	2010	2009
	(in thousands)
Cost of sales:
Product shipments	$99,749	$98,968
Turnaround expenses	3,955	149
Sales of excess inventory of natural gas	2,259	3,996
Simultaneous sale and purchase of natural gas	57	22,775

Total nitrogen products manufacturing	106,020	125,888
Alternative energy	692	3

Total cost of sales	$106,712	$125,891

Nitrogen Products Manufacturing. Natural gas and labor costs comprised approximately 54% and 12%, respectively, of cost of sales on product shipments for the fiscal year ended September 30, 2010 compared to 64% and 13%, respectively, for the fiscal year ended September 30, 2009. Depreciation expense included in cost of sales was $10,104,000 and $8,280,000 for the fiscal years ended September 30, 2010 and 2009, respectively, and comprised approximately 10% of cost of sales on product shipments for the fiscal year ended September 30, 2010 compared to 8% of cost of sales on product shipments for the fiscal year ended September 30, 2009.
Turnaround expenses represent the cost of planned maintenance during turnarounds, which occur approximately every two years. A facility turnaround occurred in October 2009 and some preliminary turnaround activities occurred in September 2009, which did not require the facility to be shut down.
During the fiscal year ended September 30, 2009, we were able to take advantage of simultaneous sale and purchase opportunities, resulting in immediate benefits of $188,000. In the fiscal year ended September 30, 2009, the natural gas sold as part of the simultaneous sale and purchase transactions had been purchased under forward purchase contracts that required us to pay prices higher than the prices received in conjunction with the simultaneous sale and purchase transactions, resulting in losses on sales of this natural gas of $22,775,000. The natural gas was immediately repurchased at a lower price which resulted in the benefit of $188,000 from the simultaneous sale and purchase transactions. The losses were recorded as cost of sales at the time of the simultaneous purchase and sale transactions, net of the immediate benefits from the simultaneous sale and purchase of $188,000. The recording of the losses is effectively accelerating the timing of recognizing the cost of the high-priced natural gas purchased under the original forward purchase contracts. In the absence of the simultaneous sale and purchase transactions, the higher priced natural gas under contract would have been inventoried into finished product and later expensed when the related finished product was sold. For the fiscal year ended September 30, 2009, the $22,775,000 loss recorded at the time of the simultaneous sale and purchase transactions was followed by a $22,775,000 reduction in cost of sales as product produced from the lower priced natural gas was sold. During the fiscal year ended September 30, 2010, simultaneous sale and purchases of natural gas were negligible.
Alternative Energy. The cost of sales for our alternative energy segment during the fiscal years ended September 30, 2010 and 2009 was for costs incurred for work performed under technical services contracts.
Gross Profit

	For the Fiscal Years Ended September 30,
	2010	2009
	(in thousands)
Gross profit (loss):
Product shipments	$29,643	$85,103
Turnaround expenses	(3,955)	(149)
Sales of excess inventory of natural gas	(255)	(1,618)
Simultaneous sale and purchase of natural gas	(57)	(22,775)

Total nitrogen products manufacturing	25,376	60,561
Alternative energy	(163)	235

Total gross profit	$25,213	$60,796

Nitrogen Products Manufacturing. Our gross profit margin on product shipments was 23% for the fiscal year ended September 30, 2010 compared to 46% for the fiscal year ended September 30, 2009. This decrease was primarily due to lower sales prices, partially offset by increased sales volume of UAN and lower natural gas prices in the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009.
Operating Expenses

	For the Fiscal Years Ended
	September 30,
	2010	2009
	(in thousands)
Operating expenses:
Selling, general and administrative	$28,410	$24,061
Depreciation and amortization	1,947	1,478
Research and development	19,641	21,381
Loss on impairment	1,190	—
Loss on disposal of property, plant and equipment	191	17

Total operating expenses	$51,379	$46,937

Selling, General and Administrative Expenses. During the fiscal year ended September 30, 2010 as compared to the fiscal year ended September 30, 2009, selling, general and administrative expenses increased by $4,349,000 or 18%. Stock-based compensation increased by $1,945,000 as a result of additional grants during the fiscal year ended September 30, 2010. Consulting expenses increased by $747,000 primarily due to an equity grant to a consultant and increases in consulting expenses related to renewable energy projects. Salaries and benefits increased by $456,000 as a result of an accrual for severance payments owed to one of our former officers, the acquisition of SilvaGas and the retention of its key employees, annual salary increases and an increase in headcount.
Depreciation and Amortization. The amount of depreciation expense within operating expenses increased by $469,000 for the fiscal year ended September 30, 2010 which was primarily attributable to amortization of intellectual property acquired in the purchase of SilvaGas’ biomass gasification technology. A portion of depreciation and amortization expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation and amortization expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.
Research and Development. Research and development expenses decreased by $1,740,000 during the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009 primarily due to a decrease of $2,622,000 in the accrual for taxes related to the construction of the PDU which was partially offset by an additional $394,000 due to the consolidation of ClearFuels. We incur research and development expenses in our testing laboratory in Commerce City, Colorado, where we actively conduct work to further improve our technology and to perform services for our customers.
Loss on Impairment. We had recorded in construction in progress the cost of a feasibility study which it determined in the fiscal year ended September 30, 2010 would never be used. Therefore, the cost was written off. We also had secured and were evaluating various sites for the Rialto Project. We determined that one of the sites, which we had an option to acquire, was no longer a viable site for the Rialto Project. Therefore, at the end of the fiscal year ended September 30, 2010, we gave notice to terminate the option resulting in the write-off of the previously capitalized option payments of $1,095,000.
Operating Income (Loss)

	For the Fiscal Years Ended
	September 30,
	2010	2009
	(in thousands)
Operating income (loss):
Product shipments	$26,070	$81,503
Turnaround expenses	(3,955)	(149)
Sales of excess inventory of natural gas	(255)	(1,618)
Simultaneous sale and purchase of natural gas	(57)	(22,775)

Total nitrogen products manufacturing	21,803	56,961
Alternative energy	(47,969)	(43,102)

Total operating income (loss)	$(26,166)	$13,859

Nitrogen Products Manufacturing. The reduction in income from operations for product shipments for the fiscal year ended September 30, 2010 as compared to the prior year was primarily due to lower sales prices, partially offset by increased sales volume of UAN and lower natural gas prices.
Alternative Energy. Loss from operations primarily consists of operating expenses, such as selling, general and administrative; depreciation and amortization; and research and development.

Other Income (Expense), Net

	For the Fiscal Years Ended
	September 30,
	2010	2009
	(in thousands)
Other income (expense), net:
Interest and dividend income	$212	$561
Interest expense	(14,235)	(14,099)
Loss on debt extinguishment	(2,268)	—
Realized loss, net on sale of investments	(1,231)	—
Gain on equity method investment	1,909	—
Other income (expense), net	63	(269)

Total other income (expense), net	$(15,550)	$(13,807)

The increase in other expense for the fiscal year ended September 30, 2010 as compared to the fiscal year ended September 30, 2009 is primarily due to a loss on extinguishment of debt in January 2010 and the net realized loss on the sale of available for sale securities, partially offset by the gain on equity method investment.
INFLATION
Inflation has and is expected to have an insignificant impact on our results of operations and sources of liquidity.
ANALYSIS OF CASH FLOWS
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Fiscal Years Ended
	September 30,
	2011	2010
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$36,469	$(10,930)
Investing activities	(40,240)	(23,270)
Financing activities	70,834	19,229

Net Increase (Decrease) in Cash	$67,063	$(14,971)

Cash Flows From Operating Activities
Net Loss. We had a net loss of $65,382,000 during the fiscal year ended September 30, 2011, as compared to $42,262,000 during the fiscal year ended September 30, 2010. The cash flows provided by (used in) operations during these periods resulted from the following operating activities:
Loss on Impairments. During the fiscal year ended September 30, 2011, we recorded loss on impairments relating to the Rialto Project, the Natchez Project and the Port St. Joe Project of $27,238,000, $26,645,000 and $4,806,000, respectively. During the fiscal year ended September 30, 2010, we gave notice to terminate the option on a site considered for the Rialto Project resulting in the write-off of the previously capitalized option payments in the amount of $1,095,000.
Advance for Equity Investment. During the fiscal year ended September 30, 2011, we recorded the extinguishment of a liability relating to the East Dubuque Facility coal-to-liquids conversion project, which was abandoned during the fiscal year ended September 30, 2008.
Non-Cash Interest Expense. Total non-cash interest expense recognized during the fiscal year ended September 30, 2011 was $7,146,000, compared to $7,605,000 during the fiscal year ended September 30, 2010. The non-cash interest expense recognized was due to the amortization of bond issue costs of our convertible notes and amortization of debt issuance costs on borrowings under the term loan.
Loss on Debt Extinguishment. In November 2010, RNLLC entered into an amendment to the 2010 Credit Agreement; the transaction was accounted for as an extinguishment of debt. As a result, a loss on debt extinguishment was recorded for $4,593,000. In June 2011, RNLLC entered into the 2011 Credit Agreement; the transaction was accounted for as an extinguishment of debt. As a result, a loss on debt extinguishment was recorded for $9,223,000. As a result of these two transactions, during the fiscal year ended September 30, 2011, we recorded a total loss on debt extinguishment of $13,816,000. During 2010, RNLLC refinanced its 2008 credit agreement resulting in a loss of $2,268,000.

Stock-Based Compensation. Stock-based compensation expense was $3,366,000 lower during the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010 primarily due to reversal of expense on grants tied to the Rialto Project milestones.
Payment of Call Premium Fee. During the fiscal year ended September 30, 2011, in connection with the 2011 Credit Agreement, proceeds of $8,261,000 were used to pay the call premium fee on early payment premium related to the repayment of the term loans under the 2010 Credit Agreement.
Accounts Receivable. During the fiscal year ended September 30, 2011, accounts receivable decreased by $4,969,000, compared to an increase of $928,000 during the fiscal year ended September 30, 2010. The decrease during the fiscal year ended September 30, 2011 and the increase during the fiscal year ended September 30, 2010 are both due to having a high volume of summer sales in 2010, increasing the balance as of September 30, 2010, but which was partially offset by lower sales prices in 2010.
Receivables from Insurance / Litigation Settlement Payable. During the fiscal year ended September 30, 2011, we recorded insurance claim receivables of $2,023,000 relating to the class action shareholder lawsuits and the shareholder derivative lawsuits described in “Part I, Item 3. Legal Proceedings.” During the same period, we also recorded an accrual of $1,954,000 for the related litigation settlements which is reflected in accrued liabilities. Accounting guidance does not allow for the offset of these items in the consolidated balance sheets.
Inventories. Inventories increased during the fiscal year ended September 30, 2011 by $9,218,000 as compared to a decrease during the fiscal year ended September 30, 2010 of $4,684,000. Inventories increased during the fiscal year ended September 30, 2011 as a result of more summer sales contracts in the fiscal year ended September 30, 2010, whereas in the fiscal year ended September 30, 2011, we experienced the normal seasonal trend of having more fall sales contracts, requiring higher inventory levels at September 30, 2011 to fulfill those contracts.
Deposits on Gas Contracts. Deposits on natural gas under forward purchase contracts decreased by $955,000 during the fiscal year ended September 30, 2011, compared to an increase of $1,629,000 during the prior year. As a result of the turnaround that took place in September and October of 2011, for October 2011, RNLLC only ordered about one-third of the amount of natural gas it normally uses in a month.
Deferred Revenue. We record deferred revenue for product pre-sale contracts to the extent RNLLC receives cash payments for those contracts. Deferred revenue increased $19,681,000 during the fiscal year ended September 30, 2011 compared to a decrease of $3,730,000 during the fiscal year ended September 30, 2010. The increase was due to higher prepaid sales prices in 2011 than in 2010, and also a higher quantity of ammonia and UAN product presold in 2011.
Accrued Liabilities. Accrued liabilities increased $7,408,000 during the fiscal year ended September 30, 2011, compared to a decrease of $602,000 during the fiscal year ended September 30, 2010. The increase during the fiscal year ended September 30, 2011 was primarily due to significant accruals for turnaround activities in September 2011 and the Rentech-ClearFuels Gasifier, as well as for capital expenditures during the turnaround.
Cash Flows From Investing Activities
Proceeds from Sale of Available for Sale Securities. During the fiscal year ended September 30, 2010, we sold, through a tender offer and various sales, our entire holdings of available for sale securities for approximately $4,769,000, which resulted in a net realized loss on sale of investments of approximately $1,231,000.
Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of $13,293,000 for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 was primarily due to capital projects worked on during the 2011 turnaround, which began in September, and spending for development activities at the Port St. Joe Project due to the acquisition of NWFREC in April 2011.

Cash Flows From Financing Activities
Term Loans. During the fiscal year ended September 30, 2011, concurrently with entering into an amendment to the 2010 Credit Agreement, RNLLC entered into a second incremental loan assumption agreement to borrow an additional $52,000,000, with an original issue discount of $1,040,000. During the fiscal year ended September 30, 2011, RNLLC also entered into the 2011 Credit Agreement, pursuant to which RNLLC borrowed $150,000,000. In connection with the 2011 Credit Agreement, proceeds of $85,383,000 were used to pay off the outstanding principal balance under the 2010 Credit Agreement. During the fiscal year ended September 30, 2010, RNLLC replaced the credit agreement it entered into in 2008, which had an outstanding balance of $37,112,000, with the 2010 Credit Agreement with an initial principal amount of $62,500,000 and an original issue discount of $1,875,000. The 2010 Credit Agreement was amended to increase the principal amount to $67,500,000 and an original issue discount of $3,075,000.
Debt Issuance Costs. During the fiscal year ended September 30, 2011, RNLLC incurred approximately $8,747,000 of costs related to the amendment to the 2010 Credit Agreement and the 2011 Credit Agreement. During the fiscal year ended September 30, 2010, RNLLC incurred approximately $4,061,000 of costs related to the 2010 Credit Agreement.
Payments on Debt and Notes Payable. During the fiscal year ended September 30, 2011, in addition to $8,658,000 of scheduled principal payments, RNLLC prepaid $20,000,000 of outstanding principal in connection with the amendment to the 2010 Credit Agreement, from cash on hand that it had reserved for such purpose and $5,000,000 as a mandatory prepayment in connection with the $5,000,000 dividend paid by RNLLC to us.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
At September 30, 2011, our current assets totaled $154,345,000, including cash and cash equivalents of $121,209,000, of which $51,372,000 was held at RNLLC and subject to the restrictions imposed by the 2011 Credit Agreement, and accounts receivable of $4,617,000. Our current liabilities were $118,013,000, which included $38,448,000 of debt incurred pursuant to the 2011 Credit Agreement. We had long-term liabilities of $155,752,000, comprised primarily of term loan debt under our 2011 Credit Agreement and our long-term convertible senior notes. Our income from continuing operations relating to our nitrogen products manufacturing segment for the fiscal years ended September 30, 2011 and 2010 was $44,368,000 and $10,464,000, respectively. Our loss from continuing operations relating to our alternative energy segment for the fiscal years ended September 30, 2011 and 2010 was approximately $109,750,000 (including loss on impairments of $58,742,000) and approximately $52,735,000, respectively. Our consolidated loss from continuing operations for the fiscal years ended September 30, 2011 and 2010 was $65,382,000 and $42,271,000, respectively.
Nitrogen Products Manufacturing
On November 9, 2011, RNP completed the Offering, pursuant to which it sold 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in the Offering represent approximately 39.2% of RNP’s common units outstanding as of the closing of the Offering. Our indirect wholly owned subsidiary, RNHI, owns the remaining 60.8% of RNP’s common units. RNP’s assets consist of all of the equity interests in RNLLC. RNP used the proceeds of the Offering and cash on hand to pay certain expansion capital expenditures, repay debt, pay fees and expenses related to the Offering and make distributions to RNHI totaling $137.0 million, all as detailed below. As of the closing of the Offering, RNP had approximately $50.0 million of cash. In connection with the Offering, RNP:
(i)
used approximately $150.8 million of the net proceeds of the Offering to make a capital contribution to RNLLC for the repayment in full and termination of the 2011 Credit Agreement and the payment of related fees and expenses;

(ii)
used approximately $34.7 million of the net proceeds of the Offering to make a distribution to RNHI to reimburse it for expenditures made by RNLLC during the two-year period preceding the Offering for the expansion and improvement of the East Dubuque Facility, including expenditures for preliminary work relating to RNLLC’s expansion projects;

(iii)	will use approximately $1.1 million of the net proceeds of the Offering for the payment of expenditures related to the replacement of RNLLC’s steam methane reformer tubes;

(iv)	will use approximately $5.5 million of the net proceeds of the Offering for the payment of expenditures related to RNLLC’s urea expansion and diesel exhaust fluid build-out project;

(v)	will use approximately $0.6 million of the net proceeds of the Offering for the payment of expenditures related to FEED for RNLLC’s ammonia capacity expansion project;

(vi)	will use approximately $40.0 million of the net proceeds of the Offering for general working capital purposes; and

(vii)	used the balance of the net proceeds of the Offering, less unpaid transaction expenses, to make a distribution to RNHI in the amount of approximately $43.5 million.
Also, RNLLC paid approximately $19.4 million to Rentech, and, following such payment, the management services agreement between Rentech and RNLLC terminated in accordance with its terms. RNLLC also distributed to RNHI approximately $39.3 million, which equaled all of RNLLC’s cash prior to receipt of the net proceeds of the Offering.
On November 10, 2011, RNP and RNLLC entered into the Revolving Credit Facility, with a two year maturity, and paid associated financing costs of approximately $0.4 million. The Revolving Credit Facility is available to fund RNLLC’s seasonal working capital needs, letters of credit and for general partnership purposes. There are currently no outstanding advances under the Revolving Credit Facility, which has total borrowing availability of $25 million.
We expect RNP to pursue debt financing to fund the ammonia capacity expansion project, but there can be no assurance that such financing will be available.
Alternative Energy
During the fiscal year ended September 30, 2011, we funded our operations primarily through cash flow from our nitrogen products manufacturing segment and the proceeds from various credit agreements entered into by RNLLC. Upon the closing of the Offering, we received a distribution of approximately $137.0 million from RNP, and we expect quarterly distributions from RNP to be a major source of liquidity for the alternative energy segment. RNP’s first distribution will take place following the first calendar quarter of 2012 and will include cash available for distribution with respect to the period beginning on the date of the closing of the Offering and ending on March 31, 2012. RNP’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors of the General Partner following the end of each quarter. RNP expects that cash available for distribution for each quarter will generally equal the cash it generates during the quarter, less cash needed for maintenance capital expenditures, debt service (if any) and other contractual obligations, and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate. RNP does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. RNP has no legal obligation to pay distributions. Distributions are not required by RNP’s partnership agreement and RNP’s distribution policy is subject to change at any time at the discretion of the board of directors of the General Partner. Any distributions made by RNP to its unitholders will be done on a pro rata basis. We will receive 60.8% of RNP’s quarterly distributions based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP.
Given our cash balance as of the closing of the Offering, we do not currently expect to require additional capital for our alternative energy segment during the fiscal year ended September 30, 2012. However, depending on our development and acquisition activities and on conditions in the capital markets, we may seek other sources of liquidity for corporate activities during the fiscal year ending September 30, 2012, including financing from the issuance of equity or equity-linked securities, project debt and project equity.
As of September 30, 2011, approximately $94.3 million aggregate offering price of securities was available to be sold under our shelf registration statement.
Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets has been difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all. Our failure to raise additional capital when needed would have a material adverse effect on our business, financial condition and results of operations and liquidity.
This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to need funding within the next 12 months. We believe we have sufficient liquidity for our expected funding requirements through the end of the fiscal year ending September 30, 2012.
Alternative Energy. During the next 12 months, we expect the liquidity needs of our alternative energy segment to be met from cash on hand. For the alternative energy segment, our short-term expected requirements include (i) operating costs of the PDU and the Rentech-ClearFuels Gasifier; (ii) continued research and development of our technologies; (iii) debt service requirements coming due within the next year; (iv) continued development costs of projects; and (v) general operating and working capital uses. We may also have short-term requirements for development and acquisition activities that are not currently expected.
We would need additional capital during the next 12 months if we elected to pursue significant development or acquisition activities that we do not currently expect. We would expect to obtain additional capital for these projects and activities through some combination of project debt and equity, debt or equity incurred or issued by us, and equity from strategic partners or suppliers, but there is no assurance that these sources of capital would be available to us.
Nitrogen Products Manufacturing. During the next 12 months, based on current market conditions, we expect RNP’s principal liquidity needs, other than those associated with the ammonia capacity expansion, to be met from cash on hand at RNP, cash forecasted to be generated by RNLLC’s operations and the Revolving Credit Facility. These liquidity needs include costs to operate and maintain the East Dubuque Facility, working capital, debt service requirements coming due within the next year, capital expenditures for ordinary course improvements and capital expenditures for capacity expansions. RNP currently estimates that it will incur approximately $5.9 million in expansion capital expenditures for the fiscal year ending September 30, 2012, comprised of expenditures related to its urea expansion project and DEF build-out and FEED for its ammonia capacity expansion project. RNP expects its urea expansion project and DEF build-out could be completed by the end of calendar year 2012. FEED for its ammonia capacity expansion project was completed in November 2011. Ordinary course capital expenditures for the fiscal year ending September 30, 2012 are expected to be approximately $10.3 million. RNP expects its urea expansion project and DEF build-out collectively to cost approximately $5.8 million to complete, and it intends to use a portion of the net proceeds from the Offering, currently held as cash, to fund this project. RNP expects that the ammonia expansion project could cost approximately $100.0 million to complete, with approximately half of that amount expected to be spent during the fiscal year ending September 30, 2012. RNP will require additional debt and/or equity financing to complete such project. RNP currently intends to finance substantially all of the cost of this project with debt financing that it is seeking to obtain. However, there is no guarantee that it will be able to obtain debt financing on acceptable terms or at all. Rentech may provide the initial debt financing for this project in order to enable RNLLC to keep the project on schedule as it seeks additional debt financing to complete the project. The debt funding amount committed by Rentech and Rentech’s other liquidity needs are expected to be funded by its cash on hand and expected distributions from RNP.
The nitrogen fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at RNLLC. RNLLC’s practice of selling substantial amounts of fertilizer products through prepayment contracts also contributes to its significant working capital needs. Working capital available at RNLLC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Facility’s principal feedstock and products.
The Revolving Credit Facility has total availability of $25 million. Any amounts outstanding under the Revolving Credit Facility are required to be reduced to zero (other than outstanding letters of credit) for two periods of ten consecutive business days during each year with each period not less than four months apart.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to need funding beyond the next 12 months.
Alternative Energy. Our principal long-term needs for liquidity in our alternative energy segment are to fund project development, detailed engineering, procurement, construction and operation of commercial projects, ongoing research and development expenses, including operation of the PDU and ClearFuels Gasifier, corporate administrative expenses, acquisitions and investments with partners. The continued development of existing and future projects beyond the next 12 months could require substantial amounts of additional new capital. As we have previously disclosed, we have adopted a revised strategy for the commercialization of our alternative energy technologies. The new strategy includes reduced spending on research and development and pursuit of projects that are smaller and require less capital to be invested by us than those recently under our development. Our strategy for the first deployment of a particular technology at scale is to develop or participate in projects for which our investment would be well within our expected liquidity.

The full $57.5 million principal amount of the 4.00% Convertible Senior Notes (the “Notes”) is due in April 2013. During the remainder of the term of the Notes, the required annual cash interest payments are $2.3 million. At any time, we may redeem the Notes, in whole or in part, at a redemption price payable in cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but not including, the redemption date. On or before the maturity date, we expect to either exchange the Notes for new debt or equity securities, or pay off the Notes through some combination of cash holdings, proceeds from debt or equity incurred or issued by us and asset sales. Such exchanges and capital raising transactions, if any, will depend on prevailing market conditions and other factors. There is no assurance that such exchanges can be completed or that capital will be available to us in amounts sufficient to pay the principal amount of the Notes.
Nitrogen Products Manufacturing. RNP’s principal long-term needs are funding for the completion of the urea expansion project and DEF build-out and the ammonia expansion project, as well as funding for any potential future acquisitions. In addition, the Revolving Credit Facility matures on November 10, 2013 and requires RNLLC to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the outstanding loans):
•	Minimum Adjusted EBITDA (as defined in the Revolving Credit Facility) for the last four consecutive fiscal quarters of not less than $30 million as of the end of each fiscal quarter.

•
Maintenance of a Minimum Fixed Charge Coverage Ratio (defined as (a) Adjusted EBITDA minus unfinanced capital expenditures divided by (b) the sum of (i) interest expense paid or accrued, (ii) principal payments, and (iii) taxes paid or payable) of not less than 1.0 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending.

CONTRACTUAL OBLIGATIONS
The following table lists our significant contractual obligations and their future payments at September 30, 2011:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Continuing Operations
Term loan debt (1)	$146,250	$38,448	$35,776	$72,026	$—
Long-term convertible debt (2)	57,500	—	57,500	—	—
Interest payments on debt	45,512	14,721	19,718	11,073	—
Natural gas (3)	14,370	14,370	—	—	—
Purchase obligations (4)	16,789	16,789	—	—	—
Asbestos removal (5)	303	—	—	—	303
Operating leases	3,894	1,217	2,071	606	—
Gas and electric fixed charges (6)	2,532	913	1,090	529	—

Total	$287,150	$86,458	$116,155	$84,234	$303

(1)
The amounts presented represents contractual obligations under the 2011 Credit Agreement. Borrowings under the 2011 Credit Agreement bear interest at a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. On November 9, 2011, approximately $150.8 million of the proceeds of the Offering were used to repay in full the 2011 Credit Agreement, including accrued interest and a prepayment penalty. On November 10, 2011, RNLLC entered into the Revolving Credit Facility and paid associated financing costs of approximately $0.4 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. There is currently no outstanding advances under the Revolving Credit Facility.

(2)
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

(3)
As of September 30, 2011, the natural gas purchase contracts included delivery dates through March 31, 2012. Subsequent to September 30, 2011, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through May 31, 2012. The total MMBtus associated with these additional contracts are approximately 2.1 million and the total amount of the purchase commitments are approximately $7.7 million, resulting in a weighted average rate per MMBtu of approximately $3.61. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts.

(4)
The amount presented represents certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.

(5)
We have a legal obligation to handle and dispose of asbestos at the East Dubuque Facility and Natchez Project in a special manner when undergoing major or minor renovations or when buildings at these locations are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in our control. As a result, we have developed an estimate for a conditional obligation for this disposal. In addition, we, through our normal repair and maintenance program, may encounter situations in which we are required to remove asbestos in order to complete other work. We applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property have been recorded. Since we own both properties and currently have no plans to dispose of the properties, the obligation is considered long-term and, therefore, considered to be incurred more than five years after September 30, 2011.

(6)	As part of the gas transportation and electric supply contracts, we must pay monthly fixed charges over the term of the contracts.
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
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no material off-balance sheet arrangements.
Recent Accounting Pronouncements From Financial Statement Disclosures
For a discussion of the recent accounting pronouncements relevant to our operations, please refer to ”Recent Accounting Pronouncements” provided under Note 2 to the consolidated financial statements included in “Part II, Item 8. Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We were exposed to interest rate risk related to our borrowings under the 2011 Credit Agreement. Borrowings under the 2011 Credit Agreement bore interest at a variable rate based upon either Adjusted LIBOR (as defined in the 2011 Credit Agreement), or the lender’s Alternative Base Rate (as defined in the 2011 Credit Agreement), plus, in each case, an applicable margin. At September 30, 2011, three month LIBOR was approximately 0.374%, which was below the minimum of 1.5% in the 2011 Credit Agreement. As of September 30, 2011, RNLLC had outstanding borrowings under the 2011 Credit Agreement of $146.3 million. Based upon the outstanding balances of our variable-interest rate debt at September 30, 2011, and assuming interest rates were above the applicable minimum, an increase or decrease by 100 basis points, the potential annual increase or decrease in annual interest expense would have been approximately $1.5 million. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at the East Dubuque Facility. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as by supply and demand and other factors. Currently, RNLLC purchases natural gas for use in the East Dubuque Facility on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing in 2008 and subsequently declining to the current lower levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50.
In the normal course of business, RNLLC currently produces nitrogen fertilizer products throughout the year to supply the needs of its customers during the high-delivery-volume spring and fall seasons. Fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. We believe that market prices of nitrogen products are affected by changes in grain prices and demand, natural gas prices and other factors.
RNLLC enters into product prepayment contracts committing its customers to purchase its nitrogen fertilizer products at a later date. By using fixed-price forward contracts, RNLLC purchases approximately enough natural gas to manufacture the products that have been sold under product prepayment contracts for later delivery. We believe that entering into such fixed-price forward and pre-sale contracts effectively allows RNLLC to fix most of the gross margin on pre-sold product and mitigate risk of increasing market prices of natural gas or decreasing market prices of nitrogen products. However, this practice also subjects us to the risk of decreasing natural gas prices and increasing nitrogen fertilizer commodity prices after RNLLC has entered into the relevant fix-priced forward and product prepayment contracts. In addition, RNLLC occasionally makes forward purchases of natural gas that are not directly linked to specific product prepayment contracts. To the extent RNLLC makes such purchases, we also are exposed to fluctuations in natural gas prices.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RENTECH, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rentech Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Rentech Inc. and its subsidiaries at September 30, 2011 and September 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
December 14, 2011

RENTECH, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	As of September 30,
	2011	2010
ASSETS
Current assets
Cash	$121,209	$54,146
Accounts receivable, net of allowance for doubtful accounts of $100 at September 30, 2011 and 2010	4,617	9,586
Inventories	16,512	6,966
Deposits on gas contracts	1,399	2,353
Prepaid expenses and other current assets	4,821	3,680
Debt issuance costs	2,316	1,548
Other receivables, net	3,471	470

Total current assets	154,345	78,749

Property, plant and equipment, net	51,254	55,299

Construction in progress	23,315	41,098

Other assets
Deposits and other assets	4,921	7,446
Patents, net	7,837	8,453
Goodwill	7,209	7,209
Deferred income taxes	97	561
Debt issuance costs	5,696	1,700

Total other assets	25,760	25,369

Total assets	$254,674	$200,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,297	$6,425
Accrued payroll and benefits	5,530	5,786
Accrued liabilities	27,803	13,515
Capital lease obligation	—	322
Deferred revenue	34,154	14,473
Accrued interest	2,684	2,725
Deferred income taxes	97	561
Term loan	38,448	12,835

Total current liabilities	118,013	56,642

Long-term liabilities
Term loan, net of current portion	107,802	48,040
Long-term convertible debt to stockholders	47,427	42,163
Advance for equity investment	—	7,892
Other	523	425

Total long-term liabilities	155,752	98,520

Total liabilities	273,765	155,162

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock — $10 par value; 45,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 450,000 shares authorized at September 30, 2011 and 2010; 223,409 and 221,731 shares issued and outstanding at September 30, 2011 and 2010, respectively	2,234	2,217
Additional paid-in capital	339,414	332,696
Accumulated deficit	(361,276)	(296,993)

Total Rentech stockholders’ equity	(19,628)	37,920
Noncontrolling interests	537	7,433

Total equity	(19,091)	45,353

Total liabilities and stockholders’ equity	$254,674	$200,515

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Fiscal Years Ended September 30,
	2011	2010	2009
Revenues
Product sales	$179,857	$131,396	$186,449
Service revenues	206	529	238

Total revenues	180,063	131,925	186,687

Cost of sales
Product sales	103,286	106,020	125,888
Service revenues	200	692	3

Total cost of sales	103,486	106,712	125,891

Gross profit	76,577	25,213	60,796

Operating expenses
Selling, general and administrative expense	28,004	28,410	24,061
Depreciation and amortization	2,225	1,947	1,478
Research and development	30,009	19,641	21,381
Loss on impairments	58,742	1,190	—
Advance for equity investment	(7,892)	—	—
Loss on disposal of property, plant and equipment	523	191	17

Total operating expenses	111,611	51,379	46,937

Operating income (loss)	(35,034)	(26,166)	13,859

Other income (expense), net
Interest and dividend income	134	212	561
Interest expense	(16,666)	(14,235)	(14,099)
Loss on debt extinguishment	(13,816)	(2,268)	—
Loss on investments	—	(1,231)	—
Gain on equity method investment	—	1,909	—
Other income (expense), net	3	63	(269)

Total other expenses, net	(30,345)	(15,550)	(13,807)

Income (loss) from continuing operations before income taxes and equity in net loss of investee company	(65,379)	(41,716)	52
Income tax expense	3	11	61

Loss from continuing operations before equity in net loss of investee company	(65,382)	(41,727)	(9)
Equity in net loss of investee company	—	544	84

Loss from continuing operations	(65,382)	(42,271)	(93)
Income from discontinued operations	—	9	72

Net loss	(65,382)	(42,262)	(21)
Net loss attributable to noncontrolling interests	1,099	94	—

Net loss attributable to Rentech	$(64,283)	$(42,168)	$(21)

Net income (loss) per common share attributable to Rentech:
Basic:
Continuing operations	$(0.29)	$(0.20)	$0.00
Discontinued operations	0.00	0.00	0.00

Net loss	$(0.29)	$(0.20)	$0.00

Diluted:
Continuing operations	$(0.29)	$(0.20)	$0.00
Discontinued operations	0.00	0.00	0.00

Net loss	$(0.29)	$(0.20)	$0.00

Weighted-average shares used to compute net income (loss) per common share:
Basic and diluted	222,664	216,069	174,445

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

			Additional			Total Rentech		Total
	Common Stock		Paid-in	Notes	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interests	Equity

Balance, September 30, 2008	166,688	$1,667	$268,745	$(606)	$(254,804)	$15,002	$—	$15,002
Payment of offering costs	—	—	(1,583)	—	—	(1,583)	—	(1,583)
Issuance of common stock	45,606	456	49,190	—	—	49,646	—	49,646
Common stock issued for stock options exercised	95	1	132	—	—	133	—	133
Rescission of previously issued common stock and related notes receivable	(400)	(4)	(604)	606	—	(2)	—	(2)
Warrants granted	—	—	2,255	—	—	2,255	—	2,255
Stock-based compensation expense	—	—	2,955	—	—	2,955	—	2,955
Restricted stock units	707	7	(156)	—	—	(149)	—	(149)
Net loss	—	—	—	—	(21)	(21)	—	(21)

Balance, September 30, 2009	212,696	$2,127	$320,934	$—	$(254,825)	$68,236	$—	$68,236

Payment of offering costs	—	—	(376)	—	—	(376)	—	(376)
Issuance of common stock	6,689	67	6,169	—	—	6,236	—	6,236
Common stock issued for stock options exercised	15	—	16	—	—	16	—	16
Common stock issued for warrants exercised	2,080	20	1,108	—	—	1,128	—	1,128
Stock-based compensation expense	—	—	5,095	—	—	5,095	—	5,095
Restricted stock units	251	3	(250)	—	—	(247)	—	(247)
Noncontrolling interests	—	—	—	—	—	—	7,527	7,527
Net loss	—	—	—	—	(42,168)	(42,168)	(94)	(42,262)

Balance, September 30, 2010	221,731	$2,217	$332,696	$—	$(296,993)	$37,920	$7,433	$45,353

Acquisition of additional interest in subsidiary	—	—	5,797	—	—	5,797	(5,797)	—
Payment of offering costs	—	—	(58)	—	—	(58)	—	(58)
Issuance of common stock	465	5	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	1,729	—	—	1,729	—	1,729
Restricted stock units	1,213	12	(720)	—	—	(708)	—	(708)
Net loss	—	—	—	—	(64,283)	(64,283)	(1,099)	(65,382)
Other	—	—	(25)	—	—	(25)	—	(25)

Balance, September 30, 2011	223,409	$2,234	$339,414	$—	$(361,276)	$(19,628)	$537	$(19,091)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Fiscal Years Ended September 30,
	2011	2010	2009

Cash flows from operating activities
Net loss	$(65,382)	$(42,262)	$(21)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,836	12,051	9,758
Loss on impairments	58,742	1,190	—
Advance for equity investment	(7,892)	—	—
Utilization of spare parts	1,698	1,521	1,677
Bad debt expense	257	105	5
Non-cash interest expense	7,146	7,605	6,944
Loss on debt extinguishment	13,816	2,268	—
Gain on equity method investment	—	(1,909)	—
Loss on investments	—	1,231	—
Stock-based compensation	1,729	5,095	2,955
Payment of call premium fee	(8,261)	—	—
Other	381	757	(351)
Changes in operating assets and liabilities:
Accounts receivable	4,969	(928)	2,951
Property insurance claim receivable	—	1,795	(1,795)
Other receivables and receivable from related party	(910)	(189)	29
Receivables from insurance related to litigation	(2,023)	—	—
Litigation settlement payable	1,954	—	—
Inventories	(9,218)	4,684	5,278
Deposits on gas contracts	955	(1,629)	17,644
Prepaid expenses and other current assets	167	1,055	2,186
Accounts payable	(544)	1,167	(2,286)
Deferred revenue	19,681	(3,730)	(44,605)
Accrued interest	(40)	(205)	1,096
Accrued liabilities, accrued payroll and other	7,408	(602)	1,538

Net cash provided by (used in) operating activities	36,469	(10,930)	3,003

Cash flows from investing activities
Proceeds from sales of available for sale securities	—	4,769	—
Purchase of property, plant, equipment and construction in progress	(39,402)	(26,109)	(17,353)
Payments for acquisition	—	—	(949)
Other items	(838)	(1,930)	(644)

Net cash used in investing activities	(40,240)	(23,270)	(18,946)

Cash flows from financing activities
Proceeds from term loan, net of original issue discount	200,960	64,425	—
Retirement of term loan, including costs	(85,383)	(38,040)	—
Proceeds from issuance of common stock	—	6,236	41,378
Payments of offering costs	(58)	(376)	(1,583)
Proceeds from options and warrants exercised	—	1,144	133
Payment of debt issuance costs	(8,747)	(4,061)	—
Payments on notes payable for financed insurance premiums	(1,958)	(1,785)	(2,455)
Payments on line of credit on available for sale securities	—	(4,532)	(226)
Payments on debt and notes payable	(33,658)	(5,140)	(15,909)
Conversion of bridge loan for the variable interest entity	—	1,500	—
Payments on capital lease	(322)	(142)	—

Net cash provided by financing activities	70,834	19,229	21,338

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows — Continued
(Amounts in thousands)

	For the Fiscal Years Ended September 30,
	2011	2010	2009
Increase (decrease) in cash	67,063	(14,971)	5,395
Cash and cash equivalents, beginning of year	54,146	69,117	63,722

Cash and cash equivalents, end of year	$121,209	$54,146	$69,117

For the fiscal years ended September 30, 2011, 2010 and 2009, the Company made certain cash payments as follows:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
Cash payments of interest

Net of capitalized interest of $4,868 (2011), $2,907 (2010) and $2,160 (2009)	$14,427	$9,701	$8,088

Cash payments of income taxes from continuing operations	$13	$30	$30
Excluded from the statements of cash flows were the effects of certain non-cash financing and investing activities as follows:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
Purchase of insurance policies financed with notes payable	$1,872	$1,893	$2,204
Warrants granted in connection with amendment to term loan	—	—	1,626
Warrants granted in connection with equity investment	—	—	629
Rescission of notes receivable on repurchase of common stock	—	—	606
Restricted stock units surrendered for withholding taxes payable	708	247	149
Acquisition of variable interest entity	—	6,134	—
Acquisition, which includes issuance of common stock	—	—	8,292
Acquisition of additional interest in subsidiary	5,797	—	—
Acquisition of Northwest Florida Renewable Energy Center LLC (“NWFREC”)	1,733	—	—
Purchase of common stock warrants paid through the reduction of loan fees	—	—	50
Capital lease on software	—	464	—
Cashless exercise of warrants	—	8	—
Receivables from sales of property, plant and equipment	325	—	—
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	11,904	4,872	3,440
Purchase of patent in accrued liabilities	390	—	—
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
Note 1 — Description of Business
Description of Business
Rentech, Inc. (“Rentech”, “we”, or “the Company”) operates in two segments being alternative energy and nitrogen products manufacturing. See Note 18 — Segment Information.
Rentech’s vision is to be a provider of clean energy solutions. Rentech owns and develops technologies that enable the production of certified synthetic fuels and renewable power when integrated with certain other third-party technologies. The Company’s clean energy technology portfolio includes the Rentech-SilvaGas biomass gasification technology (the “Rentech-SilvaGas Technology”) and the Rentech-ClearFuels biomass gasification technology (the “Rentech-ClearFuels Technology”), both of which can produce synthesis gas (“syngas”) from biomass and waste materials for production of renewable power and fuels. Renewable hydrogen can also economically be separated out of the syngas produced using the Rentech-ClearFuels Technology. The Company also owns the patented Rentech Process which is based on Fischer-Tropsch (“FT”) chemistry. The Rentech Process can convert syngas from Rentech’s or others’ gasification technologies into complex hydrocarbons that then can be upgraded into fuels or chemicals using refining technology that Rentech licenses.
In the fourth quarter of the fiscal year ended September 30, 2011, Rentech adopted a revised strategy for the commercialization of its alternative energy technologies. The new strategy includes reduced spending on research and development and pursuit of projects that are smaller and require less capital to be invested by Rentech than those recently under development by the Company. The Company’s strategy for the first development of a particular technology at scale is to develop or participate in projects for which Rentech’s investment would be well within the Company’s expected liquidity. This revised strategy may be implemented by developing projects with partners, possibly employing partners’ technologies, or through select acquisitions.
The revised strategy reflects the Company’s expectation that project finance debt or equity for large, first-of-a-kind energy technology projects generally will not be available in the market, although the Company believes that project capital may be available, including for larger projects, after particular technologies and integrated systems have been proven at commercial scale. Given these developments and changes in the availability of government funding for such projects, certain of the Company’s projects under development no longer fit its near-term development and commercialization strategy. See Note 4 — Impairments for the financial statement implications of the change of strategy.
The Company’s nitrogen products manufacturing segment is operating through our wholly-owned subsidiary, Rentech Nitrogen, LLC (“RNLLC”), formerly known as Rentech Energy Midwest Corporation, which owns a nitrogen fertilizer manufacturing plant that uses natural gas as its feedstock. RNLLC’s plant, located in East Dubuque, Illinois (the “East Dubuque Facility”), manufactures and sells within the corn-belt region of the United States natural gas-based nitrogen fertilizer and industrial products including ammonia, urea ammonium nitrate, urea granule, urea solution, nitric acid and liquid carbon dioxide.
On November 9, 2011, Rentech Nitrogen Partners, L.P. (“RNP”) completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in the Offering represent approximately 39.2% of RNP common units outstanding as of the closing of the Offering. Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, owns the remaining 60.8% of RNP common units and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in RNP. RNP’s assets will consist of all of the equity interests of RNLLC, which owns the East Dubuque Facility. At the closing of the Offering, RNLLC was converted into a limited liability company, Rentech Nitrogen, LLC (the “LLC”). For additional information refer to Note 21 — Subsequent Events. Included in prepaid expenses and other assets at September 30, 2011 is $2.0 million of legal, accounting and other costs related to the Offering which will be offset against the proceeds in the 2012 financial statements.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Summary of Certain Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and a subsidiary in which the Company owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.
Presentation
Certain fiscal year ended September 30, 2010 amounts have been reclassified to conform to the fiscal year ended September 30, 2011 presentation.
Revisions
The Company has revised its December 31, 2010 and 2009 statement of cash flows to correct errors related to noncash activities for capital expenditures which were included as operating and investing activities in these years. The errors decreased net cash used by operating activities and increased net cash used in investing activities by $1.4 million for the fiscal year ended September 30, 2010. The errors increased net cash provided by operating activities and net cash used in investing activities by $1.4 million for the fiscal year ended September 30, 2009. The impact of these errors on the previously issued three-month ended December 31, 2010 and six-month ended March 31, 2011, decreased net cash provided by operating activities and net cash used in investing activities by $1.3 million and $1.3 million, respectively. The impact of errors for the previously issued nine-month ended June 30, 2011, increased net cash provided by operating activities and increased net cash used in investing activities by $2.8 million. The Company has evaluated this error and determined that the impact to the previously issued financial statements was not material.
Subsequent Events
The Company has evaluated events, if any, which occurred subsequent to September 30, 2011 through the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.
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
The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of September 30, 2011 and 2010 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.
Revenue Recognition
Product sales revenues from our nitrogen products manufacturing segment are recognized when customers take ownership upon shipment from the East Dubuque Facility or its leased facility and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.
Natural gas, though not purchased for the purpose of resale, is occasionally sold. Natural gas is sold when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales. Natural gas is also sold with a simultaneous gas purchase in order to receive a benefit that reduces raw material cost, in which case the net of the sales price and the related cost of sales are recorded within cost of sales.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation (“RDC”), entered into a Distribution Agreement with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium U.S. Inc. (“Agrium”). The Distribution Agreement is for a ten year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Facility, and to purchase from RNLLC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. Under the Distribution Agreement, Agrium is appointed as the exclusive distributor for the sale, purchase and resale of nitrogen products manufactured at the East Dubuque Facility. Sale terms are negotiated and approved by RNLLC. Agrium bears the credit risk on products sold through Agrium pursuant to the Distribution Agreement. If an agreement is not reached on the terms and conditions of any proposed Agrium sale transaction, RNLLC has the right to sell to third parties provided the sale is on the same timetable and volumes and at a price not lower than the one proposed by Agrium. For the fiscal years ended September 30, 2011, 2010 and 2009, the Distribution Agreement accounted for 83%, 80%, and 85%, respectively, of net revenues from continuing operations. Receivables from Agrium accounted for 77% and 86% of the total consolidated accounts receivable balance of the Company as of September 30, 2011 and 2010, respectively. RNLLC employs personnel who negotiate sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.
Under the Distribution Agreement, RNLLC pays commissions to Agrium not to exceed $5 million per contract year on applicable gross sales. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current maximum rate of 5%. For the fiscal years ended September 30, 2011, 2010 and 2009, the effective commission rate associated with sales under the Distribution Agreement was 4.3%, 4.2% and 2.3%, respectively.
RNLLC derives substantially all of its revenues and cash flows from the production and sale of nitrogen fertilizers, and it sells a majority of its nitrogen products to customers located in its core market. RNLLC sold over 90% of its nitrogen products to customers for agricultural uses during each of the fiscal years ended September 30, 2011, 2010 and 2009. Given the nature of its business, and consistent with industry practice, RNLLC does not have long-term minimum purchase contracts with any of its customers.
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
Deferred Revenue
The Company records a liability for deferred revenue to the extent that payment has been received under product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to product prepayment contracts, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of September 30, 2011 and 2010, deferred revenue was $34,154,000 and $14,473,000, respectively.
Cost of Sales
Cost of sales are primarily comprised of manufacturing costs related to the Company’s nitrogen fertilizer and industrial products. Cost of sales expenses include direct materials such as natural gas, direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery and other costs, including shipping and handling charges incurred to transport products sold.
The Company enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. We anticipate that we will physically receive the contract quantities and use them in the production of fertilizer and industrial products. We believe it probable that the counterparties will fulfill their contractual obligations when executing these contracts. Natural gas purchases, including the cost of transportation to the East Dubuque Facility, are recorded at the point of delivery into the pipeline system.
Accounting for Derivative Instruments
We elect the normal purchase normal sale exemption for our derivative instruments. As such, we do not recognize the unrealized gains or losses in our financial statements.
Research and Development Expenses
Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits, third-party consultants and other costs incurred to develop and refine certain technologies employed in the Company’s alternative energy segment. These costs are expensed as incurred.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Our technology activities are centered at the Rentech Energy Technology Center (the “RETC”), which houses our Product Demonstration Unit (“PDU”), including the ClearFuels Technology Inc. (“ClearFuels”) biomass gasifier (the “ClearFuels Gasifier”). The RETC is where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process, the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allow us to conduct online analysis of feedstock and products. For the fiscal years ended September 30, 2011, 2010 and 2009, the Company incurred research and development expenses of $18.5 million, $9.7 million and $12.3 million, respectively, related to the construction, commissioning, startup and operation of the PDU and ClearFuels Gasifier.
Cash
The Company has various checking and savings accounts with major financial institutions. At times balances with these institutions may be in excess of federally insured limits.
Restricted Cash
As of September 30, 2011, restricted cash, included in other assets, of approximately $327,000, is comprised of cash that has been pledged as collateral for a standby letter of credit. As of September 30, 2010, restricted cash, of approximately $100,000, is comprised of cash that has been pledged as collateral for future tax liabilities that may arise as a result of the November 2006 sale of a subsidiary. Restricted cash pledged for less than one year is classified as a short-term asset and restricted cash that has been pledged as collateral for over one year has been classified as a long-term asset.
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
Inventories
Inventories consist of raw materials and finished goods within our nitrogen products manufacturing segment. The primary raw material in the production of nitrogen products is natural gas. Raw materials also include certain chemicals used in the manufacturing process. Finished goods include the nitrogen products stored at the East Dubuque Facility that are ready for shipment along with any inventory that may be stored at a remote facility. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred. At September 30, 2011 and 2010, inventories on the consolidated balance sheets included depreciation of $836,000 and $513,000, respectively.
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
Deposits on Gas Contracts
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
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
Significant renewals and betterments are capitalized. Costs of maintenance and repairs are expensed as incurred. Approximately every two years, RNLLC incurs turnaround expenses which represent the cost of shutting down the East Dubuque Facility for planned maintenance. Such costs are expensed as incurred. When property, plant and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in operating expenses.
Spare parts are maintained by RNLLC to reduce the length of possible interruptions in plant operations from an infrastructure breakdown at the East Dubuque Facility. The spare parts may be held for use for many years before the spare parts are used. As a result, they are capitalized as a fixed asset at cost and are depreciated on a straight-line basis over the useful life of the related equipment until the spare parts are installed. When spare parts are utilized, the net book values of the assets are charged to earnings as a cost of sale. Periodically, the spare parts are evaluated for obsolescence and impairment and if the value of the spare parts is impaired, it is charged against earnings.
Long-lived assets, construction in progress and identifiable intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value.
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
Construction in Progress
We track project development costs and capitalize those costs after a project has completed the scoping phase and enters the feasibility phase. We also capitalize costs for improvements to the existing machinery and equipment at the East Dubuque Facility and certain costs associated with our information technology initiatives. Interest incurred on development and construction projects is capitalized until construction is complete. We do not depreciate construction in progress costs until the underlying assets are placed into service.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Patents
Costs for patents on intellectual property are capitalized and amortized using the straight-line method over the remaining lives of the patents. The cost of patents was $9,612,000 with accumulated amortization of $1,775,000 and $769,000 at September 30, 2011 and 2010, respectively. The Company recorded $1,006,000 and $615,000 in amortization expense for the fiscal year ended September 30, 2011 and 2010, respectively. The amortization of the patents will result in amortization expense of $1,038,000 for each of the next five years.
Recoverability of Goodwill
The Company tests goodwill assets for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. The recoverability of goodwill involves a high degree of judgment since the first step of the required impairment test consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.
For purposes of evaluating whether goodwill is impaired, goodwill is allocated to reporting units, which are either at the operating segment level or one reporting level below the operating segment. The reporting unit with goodwill is ClearFuels. The Company utilizes the fair value based upon the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”) when evaluating goodwill for impairment. The Income Approach valuation method requires the Company to make projections of revenue and operating costs for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates could result in passing or failing the first step of the impairment model, which could significantly change the amount of any impairment ultimately recorded. As of September 30, 2011, the Company performed the annual impairment test for goodwill as required and determined that its goodwill was not impaired since the fair value of the reporting unit exceeded its carrying amount.
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
Net Income (Loss) Per Common Share Attributable To Rentech
Basic income (loss) per common share attributable to Rentech is calculated by dividing net income (loss) attributable to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share attributable to Rentech is calculated by dividing net income (loss) attributable to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and using the “if converted” method for the convertible debt.
Variable Interest Entities
In the normal course of business, the Company may enter into joint ventures or make investments with business partners that support its underlying business strategy and provide it the ability to enter new markets. In certain instances, an entity in which the Company may make an investment may qualify as a variable interest entity (“VIE”). If the Company determines that it is the primary beneficiary of an entity, it must consolidate that entity’s operations. Determination of the primary beneficiary focuses on determining which variable interest holder has the power to direct the most significant activities of the VIE.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a standard providing guidance about the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning on October 1, 2010. The Company did not transfer financial assets during the fiscal year ended September 30, 2011; therefore the adoption of this standard did not have any impact on the Company’s consolidated financial position, results of operations or disclosures for the fiscal year ended September 30, 2011.
In June 2009, the FASB issued a standard amending previous guidance related to the determination as to whether an entity is a VIE, and ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning on October 1, 2010. The Company applied the previous guidance in the fiscal year ended September 30, 2010 to determine the accounting treatment for its investment in ClearFuels. The Company determined that it was the primary beneficiary of ClearFuels’ operations. Therefore, the operations of ClearFuels were consolidated as of September 3, 2010. The adoption of this standard, as amended, did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures for the fiscal year ended September 30, 2011.
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
In September 2011, the FASB issued guidance amending previous guidance on testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. It is effective for the Company’s fiscal year beginning on October 1, 2012. Early adoption is permitted. The Company is evaluating the provisions of this guidance and the potential impact on the Company’s consolidated financial position, results of operations and disclosures.
Note 3 — Discontinued Operations
Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”) to REN Holding Corporation, (“RHC”) an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000 payable in the form of earn-out payments based on RHC’s cash receipts for sales and services from REN’s customers. The earn-out payments are based on 5% of REN’s qualified cash receipts up to the first $2,500,000 per year and 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. As of September 30, 2011 and 2010, the Company had collected $478,000 of this amount and had recorded $107,000 of the remaining receivable in current assets as other receivables. In addition, we recorded a reserve against the earn-out receivable due to uncertainty surrounding the estimation of collections. The balance of the reserve was $697,000 as of September 30, 2011 and 2010. Pursuant to the terms of the agreement, the buyer was responsible for all contingent liabilities that existed or might be incurred after the date of disposal.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Note 4 — Impairments
Prior to the fourth quarter of the fiscal year ended September 30, 2011, the Company’s alternative energy segment had under development three projects for which it had capitalized certain construction work in process and other development costs. These projects include a biomass project in Rialto, California (the “Rialto Project”), a coal to liquid project in Natchez, Mississippi (the “Natchez Project”) and a renewable energy project in Port St. Joe Florida (the “Port St. Joe Project”).
As indicated in Note 1 “Description of Business”, in the fourth quarter of the fiscal year ended September 30, 2011 the Company revised its strategy for commercialization of its alternative energy technologies to include reduced spending on research and development and pursuit of projects that are smaller and require less capital to be invested by Rentech than those recently under development by the Company. In addition to the revised strategy, the Company has withdrawn its applications to the U.S. Department of Energy (DOE) for loan guarantees for its Rialto Project and the Port St. Joe Project. The Company has previously stated that it will no longer pursue project financing for its projects from the DOE loan guarantee programs. The Company had applied under the DOE’s Section 1705 loan guarantee program for both projects, had been notified by the DOE that its applications had been placed on hold, and had also been notified that the projects would be considered for funding under the Section 1703 loan guarantee program. With the withdrawal from the loan guarantee program, Rentech now believes that project financing for the Rialto Project and the Port St. Joe Project will not be available, and the Company will not be moving forward with the projects. As a result, Rentech impaired capitalized costs associated with the projects in its financial statements for the period ending September 30, 2011. The loss on impairment for the Rialto Project represents the total costs of the project. The loss on impairment for the Port St. Joe Project represents the total costs of the project less the elimination of the contingent consideration liability of $1,628,000, as described in Note 10.
The Company has also concluded that project financing for its large Natchez Project is not available, and the Company’s future development efforts at its Natchez site will focus on pursuing smaller projects that would use biomass or natural gas as feedstocks, not on the Natchez Project. As a result, Rentech impaired capitalized costs associated with its development of the Natchez Project in its financial statements for the period ending September 30, 2011. The loss on impairment for the Natchez Project represents the total costs of the project less the appraised value of the property, which we own, of approximately $2,500,000. The appraisal was dated October 12, 2011 and the emphasis was on the cost approach and sales comparison approach. The Company may in the future seek to deploy its Rentech Fischer-Tropsch process in large scale plants if project capital is available, or in smaller scale plants if efficiencies improve and costs at smaller scales can be reduced.
The financial impact recorded in the fiscal year ended September 30, 2011 statement of operations and the remaining capitalized costs reflected in the balance sheet at September 30, 2011 are as follows:

		Remaining Costs
Project	Loss on Impairments	on Balance Sheet
	(in thousands)
Rialto	$(27,238)	$—
Natchez	(26,645)	2,527
Port St. Joe	(4,806)	—
Miscellaneous	(53)	—

Total	$(58,742)	$2,527

Note 5 — Accounts Receivable
Accounts receivable consisted of the following:

	As of September 30,
	2011	2010
	(in thousands)
Trade receivables from nitrogen products	$4,617	$9,578
Trade receivables from alternative energy	100	108

Total accounts receivable, gross	4,717	9,686
Allowance for doubtful accounts on trade accounts receivable	(100)	(100)

Total accounts receivable, net	$4,617	$9,586

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Note 6 — Inventories
Inventories consisted of the following:

	As of September 30,
	2011	2010
	(in thousands)
Finished goods	$16,020	$6,338
Raw materials	492	628

Total inventory	$16,512	$6,966

Note 7 — Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of September 30,
	2011	2010
	(in thousands)
Land and land improvements	$1,883	$1,811
Buildings and building improvements	10,110	10,323
Machinery and equipment	78,440	74,625
Furniture, fixtures and office equipment	874	861
Computer equipment and computer software	5,244	4,657
Vehicles	201	172
Leasehold improvements	80	73
Conditional asset (asbestos removal)	210	210

	97,042	92,732
Less accumulated depreciation	(45,788)	(37,433)

Total depreciable property, plant and equipment, net	$51,254	$55,299

Construction in progress consisted of the following:

	As of September 30,
	2011	2010
	(in thousands)
Construction in progress for alternative energy projects under development	$2,500	$32,028
Accumulated capitalized interest costs related to projects under development	—	6,105
Construction in progress for East Dubuque Facility	20,318	2,474
Software in progress	470	464
Conditional asset (asbestos removal)	27	27

Total construction in progress	$23,315	$41,098

The Company has a legal obligation to handle and dispose of asbestos at its East Dubuque Facility and Natchez Project in a special manner when undergoing major or minor renovations or when buildings at these locations are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Company has developed an estimate for a conditional obligation for this disposal. In addition, the Company, through its normal repair and maintenance program, may encounter situations in which it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property have been recorded. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at September 30, 2011 and 2010 was $303,000 and $268,000, respectively. The accretion expense for the fiscal years ended September 30, 2011, 2010 and 2009 was $35,000, $31,000 and $0, respectively.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Note 8 — Investment in ClearFuels Technology Inc.
On June 23, 2009, the Company acquired 4,377,985 shares of Series B-1 Preferred Stock, representing a 25% ownership interest in ClearFuels, and rights to license ClearFuels’ biomass gasification technology, in exchange for a warrant to purchase up to five million shares of the Company’s common stock, access to the PDU in Colorado for construction and operation of the ClearFuels Gasifier, and certain rights to license certain Rentech technologies, including the exclusive right for projects using bagasse as a feedstock. The warrant was structured to vest in three separate tranches with one tranche of 2 million shares vested as of the closing date, and two tranches of 1.5 million shares each to vest on the achievement by ClearFuels of established milestones. The exercise price for the first tranche was $0.60 per share and the exercise price per share for the second and third tranches was to have been set at the ten-day average trading price of the Company’s common stock at the time of vesting. In May 2011, ClearFuels did not meet the milestone for the second tranche of the warrant to vest and the Company now owns 95% of the equity interests of ClearFuels. The fair value of the warrant at the date of grant was calculated using the Black-Scholes option-pricing model at $628,815. This fair value was based on the vested tranche of 2 million shares because the Company could not determine the probability that ClearFuels would achieve the milestones that would trigger vesting of the second and third tranches.
ClearFuels was a private company and a market did not exist for its common or preferred stock. As a result, the Company determined the fair value of its initial 2009 investment in ClearFuels to be equal to the fair market value of the vested warrant issued to ClearFuels of $628,815. In June 2009, the Company determined that ClearFuels was a VIE, but Rentech was not its primary beneficiary. Through September 3, 2010, the investment in ClearFuels was recorded in other assets and deposits under the equity method of accounting. At September 3, 2010, the investment balance was $0 and the Company’s share of ClearFuels’ loss for the eleven months ended September 3, 2010 and the fiscal year ended September 30, 2009 was $544,000 and $84,000, respectively, which is shown as equity in net loss of investee company in the consolidated statements of operations.
During the fiscal year ended September 30, 2010, pursuant to the warrant agreement, ClearFuels acquired 832,390 shares of Company common stock through the cashless exercise of warrants representing 1,500,000 shares.
ClearFuels was selected by the DOE to receive up to approximately $23 million as a grant to construct the ClearFuels Gasifier. On September 3, 2010, the Company and ClearFuels executed a project support agreement (the “Project Support Agreement”) which detailed the responsibilities of both parties regarding the second phase of construction of the ClearFuels Gasifier. Pursuant to the terms of the Project Support Agreement, the Company provided the DOE with a certification of its support of the ClearFuels Gasifier and it assumed operational control and full decision making authority over the project as of October 1, 2010. The Company became responsible for budgeted construction payments for the project after October 1, 2010, and expects to receive reimbursement from the DOE for between approximately 62% and 65% of those payments and of all costs and expenses it has incurred to support the ClearFuels Gasifier. The Company estimates that third party cash expenses, excluding costs and expenses incurred to operate the PDU in support of the project, will total between approximately $2.7 million and $3.0 million after receipt of all DOE reimbursements. At September 30, 2011 the Company has recorded in other receivables, amounts due from the DOE under the grant of $1.2 million.
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
The Company recorded total assets, net assets, revenue and net loss of $9.4 million, $9.3 million, $0, and $0.3 million, respectively, in its consolidated financial statements as of and for the fiscal year ended September 30, 2010 from the consolidation of ClearFuels. In accordance with the guidance for accounting for business combinations, the assets, liabilities, and amounts attributed to noncontrolling interests have been recorded at fair value on the date of consolidation. In the fiscal year ended September 30, 2011, the Company made retrospective adjustments to notes receivable, prepaid expenses and goodwill in the opening balance sheet of ClearFuels as of September 3, 2010 due to working capital adjustments.

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

(1)	Recorded in Other Receivables on the Consolidated Balance Sheet
The fair value of the Company’s interest in ClearFuels was determined to be approximately $1,909,000. The difference between the fair value and the investment balance, which was $0 at September 3, 2010, was recorded in the fourth quarter of the fiscal year ended September 30, 2010 as a gain on equity method investment in the consolidated statements of operations in the amount of $1,909,000.
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
As part of the closing the Company issued approximately 14.5 million shares of common stock to the SilvaGas stockholders, approximately 3.4 million of which remain deposited with an escrow agent to support certain indemnification obligations of the SilvaGas stockholders and to provide for certain possible expenses.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
In addition to the consideration paid at the closing, SilvaGas stockholders may be entitled to receive additional shares of the Company’s common stock as earn-out consideration. Potential earn-out consideration will be calculated based on the degree to which the biomass gasification unit implementing SilvaGas technology at the Rialto Project, or an alternative project to be designated by the Company, achieves certain performance criteria no later than March 29, 2022. Depending on the performance of the gasifier, such additional earn-out consideration may vary from zero to the sum of (i) 6,250,000 shares of Company common stock and (ii) that number of shares equal in value to $5,500,000 at the time of any such payment (provided that such number may not exceed 11,000,000 shares). In the event the SilvaGas biomass gasification unit fails to achieve the performance criteria, SilvaGas stockholders may be entitled to receive shares of the Company’s common stock with a value equal to a portion of the licensing fees and other royalties the Company receives from licensing the SilvaGas technology. The SilvaGas stockholders will not be entitled to receive such common stock unless the licensing fees and other royalties received by the Company exceed a certain threshold. In no event will the aggregate consideration paid in shares of the Company to SilvaGas stockholders at closing and as earn-out consideration exceed 20% of the total outstanding common stock of the Company as of the date of the Merger Agreement. The purchase price did not include the earn-out consideration because the Company could not determine the probability that the milestones that trigger the earn-out consideration would be achieved.
Note 10 — Acquisition of Northwest Florida Renewable Energy Center LLC
On April 12, 2011, GCSEC Holdings, LLC (“GCSEC”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Biomass Energy Holdings LLC (“Seller”), and acquired 100% of the membership interests of NWFREC in connection with the Port St. Joe Project.
The consideration for the purchase of NWFREC had been deferred and may have been paid in part at the closing of construction financing from proceeds of that financing, and in part from available operating cash flow of the Port St. Joe Project following commencement of commercial operation. Subject to adjustments set forth in the Purchase Agreement, the maximum consideration to be paid for the Port St. Joe Project was $6 million, consisting of approximately $4.9 million of cash payments and $1.1 million of equity in NWFREC. The cash portion represented development costs to date paid by Seller plus 10% of such costs. The cash consideration may have been paid 30% at the closing of construction financing, and 70% from available cash flows of the Port St. Joe Project, both subject to approval of any lenders to, or new equity investors in, the Port St. Joe Project. The purchase price could have been decreased in certain instances. Under accounting guidance, the Company was required to recognize the acquisition date fair value of the contingent consideration as part of the consideration transferred in exchange for NWFREC. The Company calculated the fair value of the contingent consideration using the present value technique based on probability-weighted outcomes. The fair value of the contingent consideration was classified as a liability. As of the acquisition date, the Company recorded on the consolidated balance sheet an intangible asset of $1.7 million, accounts payable of $0.1 million and other liability of $1.6 million, which represented the contingent consideration. As indicated in Note 4 “Impairments”, during the fourth quarter of the fiscal year ended September 30, 2011, the intangible asset was impaired and the contingent consideration liability reduced to zero. Since the acquisition and the impairment were done in the same fiscal year, the purchase price allocation was not finalized.
Note 11 — Debt
The Company’s debt obligations at September 30, 2011 and 2010 consist of short-term notes payable, a term loan and a convertible debt to stockholders.
Short-term Notes Payable
The Company enters into non-collateralized short-term notes payable to finance insurance premiums. During the fiscal year ended September 30, 2010, the Company entered into non-collateralized short-term notes payable to finance insurance premiums totaling $1,893,000. The notes payable bore interest between 2.55% and 3.28% with monthly payments of principal and interest and a scheduled maturity date in March 2011. The balance due as of September 30, 2010 was $825,000 which was included in accrued liabilities. During the fiscal year ended September 30, 2011, the Company entered into non-collateralized short-term notes payable to finance insurance premiums totaling $1,872,000. The notes payable bear interest between 2.55% and 3.04% with monthly payments of principal and interest and a scheduled maturity date in March 2012. The balance due as of September 30, 2011 was $739,000 which was included in accrued liabilities.
Term Loans
On June 13, 2008, Rentech and RNLLC executed an amended and restated credit agreement (the “2008 Credit Agreement”) by and among RNLLC as the borrower, Rentech as a guarantor, Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent and the lenders party thereto for the principal amount of $53,000,000.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Term loans outstanding under the 2008 Credit Agreement bore interest at the election of RNLLC of either: (a)(i) the greater of LIBOR or 3%, plus (a)(ii) 10.0%; or (b)(i) the greater of 4%, the prime rate, as determined by Credit Suisse, or 0.5% in excess of the federal funds effective rate, plus (b)(ii) 9.0%. Interest payments were generally made on a quarterly basis, as required by the terms of the agreement.
On January 14, 2009, RNLLC entered into the First Amendment to Amended and Restated Credit Agreement and Waiver (the “2009 First Amendment and Waiver”). In addition to an increase in interest rates and certain fees to the lenders and its advisors, as further consideration for the 2009 First Amendment and Waiver, the Company sold to Credit Suisse Management LLC, SOLA LTD and Solus Core Opportunities Master Fund Ltd., for an aggregate issue price of approximately $50,000, warrants to purchase 4,993,379 shares of the Company’s common stock, or 3% of the Company’s outstanding shares at the time of issuance. The exercise price of $0.92 per share for each warrant was a 20% premium above the weighted average price for the Company’s stock over the 10 trading days preceding the January 14, 2009 closing date of the 2009 First Amendment and Waiver. Seventy-five percent of the warrants were immediately exercisable and expire 5 years from the grant date. The remaining 25% of the warrants were set to expire on the maturity date of the term loan. This portion of the warrants vested and became exercisable July 1, 2009. The fair value of the warrants was calculated using the Black-Scholes option-pricing model at $1,626,000. The fair value of the warrants, reduced by the $50,000 of consideration received for the warrants, was recorded as a discount on the debt and was amortized to interest expense over the remaining contractual term of the debt using the effective interest method.
On January 29, 2010, the Company and RNLLC replaced the 2008 Credit Agreement with a senior collateralized credit agreement (the “2010 Credit Agreement”) with Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto. Under the 2010 Credit Agreement, RNLLC borrowed $62.5 million in the form of new collateralized term loans (the “2010 Initial Term Loans”), the proceeds of which were used to repay the term loan outstanding under the 2008 Credit Agreement (the principal amount of which at the time of prepayment was approximately $37 million), to make an intercompany loan to the Company in the amount of approximately $18 million and to pay related fees and expenses. The 2010 Initial Term Loans were issued with original issue discount of 3%. The payoff of the term loan under the 2008 Credit Agreement was considered an early extinguishment of debt. As a result, for the fiscal year ended September 30, 2010, loss on debt extinguishment of $2.3 million was recorded in the consolidated statements of operations.
On July 21, 2010, RNLLC and Rentech entered into an amendment to credit agreement, waiver and collateral agent consent to the 2010 Credit Agreement (the “First Amendment”). The First Amendment included an early prepayment by RNLLC of $15 million of principal of the 2010 Initial Term Loans outstanding, and a simultaneous borrowing of an additional $20 million (the “First Incremental Loan”), with proceeds of approximately $18.5 million transferred to Rentech in the form of an intercompany loan. The First Incremental Loan was issued with original issue discount of 6%. The other terms of the First Incremental Loan, including without limitation, the maturity date, interest rate and collateral security, are the same as the Initial Term Loans.
On November 24, 2010, the Company and RNLLC entered into a Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent (the “Second Amendment”) to the 2010 Credit Agreement with certain subsidiaries of the Company, certain lenders party thereto and Credit Suisse, as administrative agent and collateral agent.
The Second Amendment included an early prepayment by RNLLC of $20 million of principal of the 2010 Initial Term Loans outstanding, and a simultaneous borrowing of an additional $52.0 million (the “Second Incremental Loan”), with proceeds of approximately $50.85 million distributed to Rentech in the form of a dividend from RNLLC. The Second Incremental Loan was issued with an original issue discount of 2%. In addition, the Second Amendment, among other things permitted a special distribution of up to $5 million by RNLLC to the Company upon the satisfaction of certain conditions, and on March 11, 2011 RNLLC made the $5 million dividend to the Company. Simultaneously with this distribution, RNLLC made a mandatory early prepayment of the term loan of $5 million.
All outstanding term loans under the 2010 Credit Agreement incurred interest, at the election of RNLLC, at either (a)(i) the greater of LIBOR or 2.5%, plus (ii) 10.0% or (b)(i) the greatest of (w) the prime rate, as determined by Credit Suisse, (x) 0.5% in excess of the federal funds effective rate, (y) LIBOR plus 1.0% or (z) 3.5% plus (ii) 9.0%. Interest payments were made on a quarterly basis and were subject to annual amortization, payable quarterly, of 7.5% of the outstanding principal amount in calendar years 2010 and 2011.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
On June 10, 2011, the Company and RNLLC entered into a five-year $150.0 million collateralized term loan facility pursuant to a credit agreement (the “2011 Credit Agreement”) among RNLLC, the Company, certain subsidiaries of the Company, certain lenders party thereto and Credit Suisse. The Company paid upfront fees to the lenders under the 2011 Credit Agreement equal to 2.0% of the aggregate principal amount of the term loans. The term loans incurred interest, upon the Company’s election, at either (a)(i) the greater of LIBOR and 1.5%, plus (ii) 8.5% or (b)(i) the greatest of (w) the prime rate, as determined by Credit Suisse, (x) 0.5% in excess of the federal funds effective rate, (y) LIBOR plus 1.0% and (z) 2.5% plus (ii) 7.5%. Interest payments are generally required to be made on a quarterly basis. The term loans were subject to amortization, payable quarterly, of 2.5% of the original principal amount until March 31, 2016. The remaining unpaid principal balance is payable on June 10, 2016, the maturity date. The term loans may be prepaid voluntarily at any time. In the first year, voluntary prepayments of the term loans may be made subject to a prepayment fee of 2.0% of the amount prepaid, and if prepaid in the second year, 1.0% of the amount prepaid. Voluntary prepayments made after the second anniversary of the closing date of the loan may be prepaid without any prepayment fee. RNLLC used a portion of the net proceeds of the 2011 Credit Agreement to repay amounts outstanding under the 2010 Credit Agreement in full, and to pay related fees and expenses.
The 2011 Credit Agreement required that a certain percentage of excess cash flow from RNLLC, as defined in the 2011 Credit Agreement, be applied to repay outstanding principal. The percentage of RNLLC’s excess cash flow required to be applied as a prepayment depended on RNLLC’s leverage ratio as of the relevant calculation date and the aggregate outstanding principal amount of loans under the 2011 Credit Agreement on such date.
The obligations under the 2011 Credit Agreement were collateralized by substantially all of the Company’s assets and the assets of most of the Company’s subsidiaries, including a pledge of the equity interests in many of the Company’s subsidiaries. In addition, RNLLC granted the lenders a mortgage on its real property to collateralize its obligations under the 2011 Credit Agreement and related loan documents. The obligations under the 2011 Credit Agreement were also guaranteed by the Company and certain of its subsidiaries. The 2011 Credit Agreement contained restrictions on the amount of cash that can be transferred from RNLLC to the Company or its non-RNLLC subsidiaries. The 2011 Credit Agreement includes restrictive covenants that limit, among other things, the Company and certain subsidiaries’ ability to dispose of assets, pay cash dividends and repurchase stock. RNLLC’s total assets and net assets as of September 30, 2011 were $150,648,000 and $(50,909,000), respectively.
The Second Amendment was accounted for as an extinguishment of debt, taking into consideration the change in future cash flows after this amendment and amendments in the preceding 12 months. As a result, for the fiscal year ended September 30, 2011, a loss on extinguishment of debt, related to the Second Amendment, of $4.6 million was recorded in the consolidated statements of operations. The 2011 Credit Agreement was also accounted for as an extinguishment of debt. As a result, for the fiscal year ended September 30, 2011, a loss on extinguishment of debt, related to the entry into the 2011 Credit Agreement and repayment of the 2010 Credit Agreement, of $9.2 million was recorded in the statements of operations, resulting in a total loss on debt extinguishment, related to the Second Amendment and the 2011 Credit Agreement, of $13.8 million.
As of September 30, 2011, we were in compliance with all covenants under the 2011 Credit Agreement.
Long-term debt consists of the following:

	As of September 30,
	2011	2010
	(in thousands)
Face value of term loan under the credit agreements	$146,250	$63,291
Less unamortized discount	—	(2,416)

Book value of term loan under the credit agreements	146,250	60,875
Less current portion	(38,448)	(12,835)

Term loan, long term portion	$107,802	$48,040

Future maturities of term loans under the 2011 Credit Agreement are as follows (in thousands):

For the Years Ending September 30,
2012	$38,448
2013	25,105
2014	10,671
2015	10,671
2016	61,355
Thereafter	—

$146,250

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
On November 9, 2011, the 2011 Credit Agreement was repaid in full. For additional information refer to Note 21 — Subsequent Events.
Convertible Debt
During April 2006, the Company closed its public offering of $57,500,000 principal amount of its 4.00% Convertible Senior Notes Due in 2013 (the “Notes”). In connection with the closing, the Company, and Wells Fargo Bank, National Association, as the Trustee, entered into an Indenture dated April 18, 2006 (the “Indenture”). Certain subsidiaries of the Company are also parties to the Indenture, although none of the subsidiary guarantors has any obligation under the Notes. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year. The Notes are the Company’s general unsubordinated unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsubordinated unsecured indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes. The Notes are junior in right of payment to all of the Company’s existing and future collateralized indebtedness to the extent of the value of the collateral for such obligations and structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries, including trade credit. The Notes are not guaranteed by any of the Company’s subsidiaries.
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
The issuance of the Notes resulted in net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is a component of prepaid expenses and other assets on the consolidated balance sheets. The Company follows accounting guidance which specifies that issuers of convertible debt instruments which can be settled in cash shall separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The estimated effective interest rate on the Notes was 18.00% as of the time of issuance, which resulted in the recognition of a $30,495,000 discount to the debt portion of these notes with an amount equal to that discount recorded in additional paid-in capital at the time of issuance. Such discount is amortized as interest expense (non-cash) over the remaining life of the Notes. Convertible debt components are as follows:

	As of September 30,
	2011	2010
	(in thousands)
Convertible senior notes	$57,500	$57,500
Less unamortized discount	(10,073)	(15,337)

Long-term convertible debt to stockholders	$47,427	$42,163

Prepaid debt issuance costs on convertible senior notes	$387	$639
Long-term convertible debt, including automatic conversions to common stock and required cash payments, matures in 2013. The required cash interest payments on convertible notes for the year ending September 30, 2012 based on current interest rates will be $2,300,000. Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Based on the market prices, the estimated fair value of the 4.00% Convertible Senior Notes was approximately $46.7 million as of September 30, 2011.
Note 12 — Advance for Equity Investment
In May 2007, the Company entered into an Equity Option Agreement with Peabody Venture Fund, LLC (“PVF”). Under the Equity Option Agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed coal-to-liquids conversion project at the East Dubuque Facility incurred during the period between November 1, 2006 and the closing date of the financing for the project. In consideration for PVF’s payment of development costs, Rentech granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time.
The net proceeds from PVF under this agreement were $7,892,000 which was recorded as an advance for equity investment on the Consolidated Balance Sheets. Though the Company’s Board of Directors decided in the first quarter of 2008 to suspend development of the conversion of the East Dubuque Facility, the liability for the advance for equity investment remained as the potential for another coal-to-liquids project still existed and was considered probable by the Company. The non-interest bearing advance was a liability, but not considered debt. Therefore, the Company did not impute interest on the advance.
During the fiscal year ended September 30, 2011, the Company adopted a revised project development strategy for the commercialization of its alternative energy technologies, which includes pursuing projects that are smaller and require less capital. Coal-to-liquids projects no longer fit our development strategy and development of a coal-to-liquids project is no longer probable. As a result, the liability was reversed as it is unlikely the Company will be required to fund the obligation in the future.
Note 13 — Commitments and Contingencies
Natural Gas Forward Purchase Contracts
Our policy and our practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. We may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. Occasionally we enter into index-price contracts. We have entered into multiple natural gas forward purchase contracts for various delivery dates through March 31, 2012. Commitments for natural gas purchases consist of the following:

	As of September 30,
	2011	2010
	(in thousands)
MMBtus under fixed-price contracts	3,182	3,465
MMBtus under index-price contracts	—	403

Total MMBtus under contracts	3,182	3,868

Commitments to purchase natural gas	$14,370	$15,294
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$4.52	$3.95
Subsequent to September 30, 2011, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through May 31, 2012. The total MMBtus associated with these additional contracts are approximately 2,140,000 and the total amount of the purchase commitments are approximately $7,723,000, resulting in a weighted average rate per MMBtu of approximately $3.61. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. These payments are recorded as deposits on gas contracts in the accompanying balance sheets.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Operating Leases
The Company has various operating leases of real and personal property which expire through October 2014. Total lease expense, including month-to-month rent, common area maintenance charges and other rent related fees, for the fiscal years ended September 30, 2011, 2010, and 2009 was $2,077,000, $2,390,000 and $2,199,000, respectively.
Future minimum lease payments as of September 30, 2011 are as follows (in thousands):

For the Years Ending September 30,
2012	$1,217
2013	1,031
2014	1,040
2015	606
2016	—
Thereafter	—

$3,894

Litigation
The Company is party to litigation from time to time in the normal course of business. While the outcome of the Company’s current matters cannot be predicted with certainty, the Company maintains insurance to cover certain actions and believes that resolution of its current litigation will not have a material adverse effect on the Company.
In October 2009, the EPA Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the number 1 nitric acid plant at the East Dubuque Facility. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s CAA National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to acid plants, which seeks to reduce emissions from acid plants through proceedings that result in the installation of new pollution control technology. Without admitting liability, RNLLC has negotiated a consent decree (the “Consent Decree”) with the EPA to resolve the alleged violations, and the Consent Decree has been lodged with the court. The Consent Decree requires RNLLC to pay a civil penalty of $108,000, install and operate certain pollution control equipment on one of its nitric acid plants, and to perform certain additional obligations and periodically report to the EPA. RNLLC has commenced implementation of the Consent Decree requirements, including the installation and operation of the pollution control equipment, in anticipation of the court entering the Consent Decree.
Between December 29, 2009 and January 6, 2010, three purported class action shareholder lawsuits were filed against the Company and certain of its current and former directors and officers in the United States District Court for the Central District of California alleging that the Company and the named current and former directors and officers made false or misleading statements regarding the Company’s financial performance in connection with its financial statements for the fiscal year ended September 30, 2008 and the first three quarters of the fiscal year ended September 30, 2009. Plaintiffs in the actions purported to bring claims on behalf of all persons who purchased the Company’s securities between May 9, 2008 and December 14, 2009 and sought unspecified damages, interest, and attorneys’ fees and costs. The cases were consolidated as Michael Silbergleid v. Rentech, Inc., et al. (In re Rentech Securities Litigation), Lead Case No. 2:09-cv-09495-GHK-PJW (C.D. Cal.), and a lead plaintiff was appointed on April 5, 2010. The lead plaintiff filed a consolidated complaint on May 20, 2010, and the Company filed a motion to dismiss the action on October 15, 2010. The Company announced on March 23, 2011 that it had reached an agreement to settle these matters with a settlement fund provided by its insurance carrier of approximately $1.8 million, from which plaintiffs’ counsel would receive an award of attorney fees and expenses, subject to court approval of the settlement. The United States District Court for the Central District of California approved the settlement at a hearing on September 26, 2011.
Between January 22, 2010 and February 10, 2010, five shareholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Los Angeles. The initial complaints alleged that the named current and former directors and officers caused the Company to make false or misleading statements regarding the Company’s financial performance in connection with its financial statements for the fiscal year ended September 30, 2008 and the first three quarters of the fiscal year ended September 30, 2009. The plaintiffs, who purported to assert claims on behalf of the Company, sought various equitable and/or injunctive relief, unspecified restitution to the Company, interest, and attorneys’ fees and costs. The cases before the

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
United States District Court were consolidated as John Cobb v. D. Hunt Ramsbottom, et al. (In re Rentech Derivative Litigation), Lead Case No. 2:10-cv-0485-GHK-PJW (C.D. Cal.), and the cases before the Superior Court were consolidated as Andrew L. Tarr v. Dennis L. Yakobson, et al., LASC Master File No. BC430553. The Company announced on March 23, 2011 that it had agreed to settle these matters by adopting certain corporate governance practices and paying, or causing its insurance carrier to pay, plaintiffs’ attorneys fees and expenses of approximately $300,000, subject to court approval of the settlements. The Superior Court of the State of California in Los Angeles approved the settlements at a hearing on July 21, 2011.
Included in other receivables, net at September 30, 2011 is $1.9 million due from insurance carriers for reimbursement of the class action and shareholder derivative lawsuits.
Note 14 — Stockholders’ Equity
Common Stock
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
In February 2010, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”), which permits the Company to sell up to $50 million aggregate gross sales price of common stock over a period of six months. Sales of shares may be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices or as otherwise agreed by the Company and its sales agent. The sales agent will receive a commission of 1.5% based on the gross sales price per share. On a daily basis, the Company may sell a number of shares of its common stock up to twenty-five percent of the average daily trading volume of the Company’s common stock for the thirty trading days preceding the date of the sale. The net proceeds from any sales under the Equity Distribution Agreement are expected to be used for general corporate purposes. For the period from March 1, 2010 through September 30, 2010, the Company sold a total of approximately 6,172,000 shares of common stock at an average price of approximately $1.03 per share which resulted in aggregate net proceeds of approximately $6.2 million after sales commissions of approximately $95,000. In August 2010, the Equity Distribution Agreement was extended for an additional six month period, which was scheduled to end February 2, 2011. In February 2011, the Equity Distribution Agreement was extended for an additional year, which will end February 9, 2012. For the fiscal year ended September 30, 2011, the Company did not sell any shares of common stock under the Equity Distribution Agreement. The Company terminated the Equity Distribution Agreement, effective November 15, 2011, with no penalty.
On April 1, 2010, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company, which permits it to issue up to $99,297,330 of common stock, preferred stock, debt securities and other securities from time to time. As of September 30, 2011 and 2010, approximately $94.3 million aggregate offering price of securities was available to be sold under the shelf registration statement. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful under the securities laws of such jurisdiction.
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
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
Preferred Stock / Tax Benefit Preservation Plan
On August 5, 2011, the Board of Directors (the “Board”) of the Company approved a Tax Benefit Preservation Plan between the Company and Computershare Trust Company, N.A., as rights agent (as amended from time to time, the “Plan”).
The Company has accumulated substantial operating losses. By adopting the Plan, the Board is seeking to protect the Company’s ability to carry forward its net operating losses (collectively, “NOLs”). For federal and state income tax purposes, the Company may “carry forward” NOLs in certain circumstances to offset current and future taxable income, which will reduce future federal and state income tax liability, subject to certain requirements and restrictions. However, if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “Code”), its ability to utilize these NOLs to offset future taxable income could be significantly limited. Generally, an “ownership change” would occur if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period.
The Plan is intended to act as a deterrent to any person acquiring 4.99% or more of the outstanding shares of the Company’s common stock or any existing 4.99% or greater holder from acquiring more than an additional 1% of then outstanding common stock, in each case, without the approval of the Board and to thus mitigate the threat that stock ownership changes present to the Company’s NOL asset. The Plan includes procedures whereby the Board will consider requests to exempt certain acquisitions of common stock from the applicable ownership trigger if the Board determines that the acquisition will not limit or impair the availability of the NOLs to the Company.
In connection with its adoption of the Plan, the Board declared a dividend of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of common stock of the Company outstanding at the close of business on August 19, 2011 (the “Record Date”). Each Right will entitle the registered holder, after the Rights become exercisable and until expiration, to purchase from the Company one ten-thousandth of a share of the Company’s Series D Junior Participating Preferred Stock, par value $10.00 per share (the “Preferred Stock”), at a price of $3.75 per one ten-thousandth of a share of Preferred Stock, subject to certain anti-dilution adjustments (the “Purchase Price”).

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
One Right will be distributed to stockholders of the Company for each share of common stock owned of record by them at the close of business on August 19, 2011. As long as the Rights are attached to the common stock, the Company will issue one Right with each new share of common stock so that all such shares will have attached Rights. The Company has reserved 45,000 shares of Preferred Stock for issuance upon exercise of the Rights.
The Rights will expire, unless earlier redeemed or exchanged by the Company or terminated, on the earliest to occur of: (i) August 5, 2014, subject to the Company’s right to extend such date, (ii) August 5, 2012 if stockholder approval of the Plan has not been obtained by that date, or (iii) the time at which the Board determines that the NOLs are fully utilized or no longer available under Section 382 of the Code or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the NOLs, or materially impair the amount of the NOLs that could be used by the Company in any particular time period, for applicable tax purposes. The Rights do not have any voting rights.
Long-Term Incentive Equity Awards
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
In the fiscal year ended September 30, 2009, ten percent (10%) of the cash bonus awards for the named executive officers was allocated to purchase vested restricted stock units in December 2009 pursuant to the management stock purchase plan. The Company matched these awards with an equal number of restricted stock units that vest December 10, 2012, subject to the recipient’s continued employment with the Company.
During 2011 and 2010, the Company issued the following performance shares and restricted stock units:

	Number of Awards
Type of Award	2011	2010
Performance awards	—	3,650,000
Time-vested awards	2,195,000	2,155,000
Management stock purchase plan awards	—	534,000
Company matching of management stock purchase plan awards	—	456,000

Total	2,195,000	6,795,000

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
There were no shares allocated to the management stock purchase program in conjunction with the awards granted in the fiscal year ended September 30, 2011. In the fourth quarter of the fiscal year ended September 30, 2011, the Company determined that the Rialto Project would not be developed. Previously accrued compensation expense of $3.4 million for performance based restricted stock units tied to Rialto Project milestones was reversed and is included in selling, general and administrative expense.
Note 15 — Accounting for Stock Based Compensation
The accounting guidance requires all share-based payments, including grants of stock options, to be recognized in the statement of operations, based on their fair values. Stock based compensation expense for all fiscal periods is based on estimated grant-date fair value. Stock options generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. Most grants have graded vesting provisions where an equal number of shares vest on each anniversary of the grant date. The Company allocates the total compensation cost on a straight-line attribution method over the requisite service period. Most grants vest upon the fulfillment of service conditions and have no performance or market-based vesting conditions. Certain grants of warrants and restricted stock units include share price driven vesting provisions. Stock based compensation expense that the Company records is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses.
During the fiscal years ended September 30, 2011, 2010 and 2009, charges associated with all equity-based grants were recorded as follows:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
	(in thousands)
Compensation expense	$1,063	$4,224	$2,472
Board compensation expense	604	587	394
Consulting expense	62	284	89

Total expense	$1,729	$5,095	$2,955

Compensation expense	$1,667	$4,811	$2,866
Reduction to both basic and diluted earnings per share from compensation expense	$0.01	$0.02	$0.02
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. The assumptions utilized to determine the fair value of options and warrants are indicated in the following table:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
Risk-free interest rate	1.55% – 2.69%	2.12% – 3.33%	0.69% – 3.42%
Expected volatility	97.0% – 98.0%	96.0% – 100.0%	72.0% – 73.0%
Expected life (in years)	5.00 – 8.00	6.00 – 8.00	1.50 – 8.00
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	0.0% – 8.0%	0.0% – 18.0%	0.0% – 15.0%
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used the last day of the month stock price over the last 54 months to project expected stock price volatility For grants made after December 31, 2007 the estimated expected term of the grant is based on our historical exercise experience. Beginning in the fiscal year ended September 30, 2008, the Company included a forfeiture component in the pricing model on certain grants to employees, based on historical forfeiture rate for the grantees’ level employees.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
The number of shares reserved, outstanding and available for issuance are as follows:

	Shares	Shares		Shares Available
	Reserved	Outstanding		for Issuance
	As of	As of		As of
	September 30,	September 30,		September 30,
Name of Plan	2011	2011	2010	2011	2010
	(in thousands)
2005 Stock Option Plan	1,000	195	—	—	195
2006 Incentive Award Plan:
Stock options	8,000	2,150	1,891	725	930
Restricted stock units	—	1,812	2,802	—	—
2009 Incentive Award Plan:
Stock options	24,500	2,590	516	15,105	3,582
Restricted stock units	—	4,228	4,431	—	—

	33,500	10,975	9,640	15,830	4,707
Restricted stock units not from a plan	1,225	583	327	—	—

	34,725	11,558	9,967	15,830	4,707

Stock Options
The Company has multiple stock option plans under which options have been granted to employees, including officers and directors of the Company, to purchase at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Each of these plans allow the issuance of incentive stock options, within the meaning of the Code, and other options pursuant to the plan that constitute non-statutory options. Options under the Company’s 2005 Stock Option Plan generally expire five years from the date of grant or at an alternative date as determined by the committee of the Board that administers the plan. Options under the Company’s 2006 Incentive Award Plan and the 2009 Plan generally expire between three and ten years from the date of grant or at an alternative date as determined by the committee of the Board that administers the plan. Options under the Company’s 2005 Stock Option Plan, 2006 Incentive Award Plan and the 2009 Plan are generally exercisable on the grant date or a vesting schedule between one and three years from the grant date as determined by the committee of the Board that administers the plans.
During the fiscal years ended September 30, 2011, 2010 and 2009, charges associated with stock option grants were recorded as follows:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
	(in thousands)
Compensation expense	$632	$92	$559
Board compensation expense	129	237	47
Consulting expense	30	51	72

Total expense	$791	$380	$678

Compensation expense	$761	$329	$606
Reduction to both basic and diluted earnings per share from compensation expense	$—	$—	$—
Option transactions during the fiscal years ended September 30, 2011, 2010 and 2009 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at September 30, 2008	3,726,000	$2.82
Granted	270,000	1.01
Exercised	(95,000)	1.40
Canceled / Expired	(1,408,000)	2.40

Outstanding at September 30, 2009	2,493,000	2.91
Granted	336,000	1.21
Exercised	(15,000)	1.06
Canceled / Expired	(407,000)	1.65

Outstanding at September 30, 2010	2,407,000	2.90
Granted	3,217,000	0.96
Exercised	—
Canceled / Expired	(689,000)	2.06

Outstanding at September 30, 2011	4,935,000	$1.75	$23,000

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Options exercisable at September 30, 2011	2,116,000	$2.81	$23,000
Options exercisable at September 30, 2010	2,041,000	$3.20
Options exercisable at September 30, 2009	2,048,000	$3.22

Weighted average fair value of options granted during the fiscal year ended September 30, 2011		$0.78
Weighted average fair value of options granted during the fiscal year ended September 30, 2010		$0.94
Weighted average fair value of options granted during the fiscal year ended September 30, 2009		$0.71
The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on September 30, 2011 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of September 30, 2011. The total intrinsic value of options exercised during the fiscal years ended September 30, 2011, 2010 and 2009 was $0, $5,000, and $44,000, respectively.
As of September 30, 2011, there was $1,221,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years.
The following information summarizes stock options outstanding and exercisable at September 30, 2011:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
$0.60–$0.98	2,924,000	8.74	$0.93	165,000	$0.65
$1.03–$1.07	75,000	5.52	1.06	50,000	1.07
$1.20–$1.76	666,000	4.38	1.40	631,000	1.40
$2.22–$2.68	185,000	2.93	2.46	185,000	2.46
$3.35–$3.81	145,000	2.75	3.65	145,000	3.65
$4.07–$4.48	940,000	4.55	4.16	940,000	4.16

$0.60–$4.48	4,935,000	6.91	$1.75	2,116,000	$2.81

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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
The changes in terms to the vested warrants were evaluated using the Black-Scholes option-pricing model and additional compensation expense of $190,000 was recognized in the fiscal year ended September 30, 2009 since the value calculated under the amendment exceeds the original warrant value.
During the fiscal years ended September 30, 2011, 2010 and 2009, charges associated with grants of warrants were recorded as follows:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
	(in thousands)
Compensation expense	$26	$26	$190
Board compensation expense	—	—	—
Consulting expense	—	—	—

Total expense	$26	$26	$190

Compensation expense	$26	$26	$190
Reduction to both basic and diluted earnings per share from compensation expense	$—	$—	$—
Warrant transactions during the fiscal years ended September 30, 2011, 2010 and 2009 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at September 30, 2008	11,343,000	$2.30
Granted	6,994,000	0.83
Exercised	—	—
Canceled / Expired	(50,000)	1.14

Outstanding at September 30, 2009	18,287,000	$1.74
Granted	—	—
Exercised	(2,748,000)	0.75
Canceled / Expired	(2,943,000)	2.00

Outstanding at September 30, 2010	12,596,000	$1.89
Granted	1,980,000	0.99
Exercised	—	—
Canceled / Expired	—	—

Outstanding at September 30, 2011	14,576,000	$1.77

Warrants exercisable at September 30, 2011	14,576,000	$1.77
Warrants exercisable at September 30, 2010	12,596,000	$1.89
Warrants exercisable at September 30, 2009	18,287,000	$1.74

Weighted average fair value of warrants granted during the fiscal year ended September 30, 2011		$0.64
Weighted average fair value of warrants granted during the fiscal year ended September 30, 2010		$—
Weighted average fair value of warrants granted during the fiscal year ended September 30, 2009		$0.32

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
As of September 30, 2011, there was $6,000 of total unrecognized compensation cost related to share-based compensation arrangements from previously granted warrants. That cost is expected to be recognized over a weighted-average period of 0.3 years.
The following information summarizes warrants outstanding and exercisable at September 30, 2011:

	Outstanding				Exercisable
			Weighted Average	Weighted		Weighted
			Remaining	Average		Average
	Number		Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding		in Years	Price	Exercisable	Price
$0.57 – $0.60	1,750,000		1.85	$0.58	1,750,000	$0.58
$0.92 – $0.99	5,725,000		3.10	0.94	5,725,000	0.94
$1.82	2,083,000	(1)	0.25	1.82	2,083,000	1.82
$2.41	1,000,000		2.28	2.41	1,000,000	2.41
$3.28	4,018,000		0.57	3.28	4,018,000	3.28

$0.57 – $3.28	14,576,000		1.79	$1.77	14,576,000	$1.77

(1)	Composed of 2,083,000 shares underlying the warrants issued to East Cliff Advisors, LLC. The aggregate intrinsic value of these shares was $0 as of September 30, 2011.
Restricted Stock Units and Performance Share Awards
The Company issues Restricted Stock Units (“RSU’s”) which are equity-based instruments that may be settled in shares of common stock of the Company. In the fiscal years ended September 30, 2011, 2010 and 2009, the Company issued RSU’s and Performance Share Awards to certain employees as long-term incentives.
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
During the fiscal years ended September 30, 2011, 2010 and 2009, charges associated with RSU’s and Performance Share Award grants were recorded as follows:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
	(in thousands)
Compensation expense	$405	$4,106	$1,724
Board compensation expense	75	—	130
Consulting expense	—	—	—

Total expense	$480	$4,106	$1,854

Compensation expense	$480	$4,106	$1,854
Reduction to both basic and diluted earnings per share from compensation expense	$0.00	$0.02	$0.01
RSU and Performance Share Award transactions during the fiscal years ended September 30, 2011, 2010 and 2009 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at September 30, 2008	2,797,000	$2.21
Granted	445,000	0.62
Vested and Settled in Shares	(707,000)	2.93
Vested and Surrendered for Withholding Taxes Payable	(235,000)	3.53
Canceled / Expired	(240,000)	1.63

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)

		Weighted
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at September 30, 2009	2,060,000	1.53
Granted	6,935,000	1.28
Vested and Settled in Shares	(391,000)	1.79
Vested and Surrendered for Withholding Taxes Payable	(210,000)	1.90
Canceled / Expired	(834,000)	1.30

Outstanding at September 30, 2010	7,560,000	1.30
Granted	2,195,000	0.98
Vested and Settled in Shares	(1,212,000)	1.35
Vested and Surrendered for Withholding Taxes Payable	(578,000)	1.33
Canceled / Expired	(1,342,000)	1.30

Outstanding at September 30, 2011	6,623,000	1.18	$5,166,000

Of the 6,623,000 RSU’s and Performance Share Awards outstanding at September 30, 2011, 1,812,000 and 4,228,000 were granted pursuant to our 2006 Incentive Award Plan and 2009 Plan, respectively. The other 583,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Of the 7,560,000 RSU’s and Performance Share Awards outstanding at September 30, 2010, 2,802,000 and 4,431,000 were granted pursuant to our 2006 Incentive Award Plan and 2009 Plan, respectively. The other 327,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Of the 2,060,000 RSU’s and Performance Share Awards outstanding at September 30, 2009, 1,625,000 were granted pursuant to our 2006 Incentive Award Plan. The other 435,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Such grants may be made without prior shareholder approval pursuant to the rules of the NYSE Amex if the grants are made to new employees as an inducement to joining the Company, the grants are approved by the Company’s independent compensation committee of the Board and terms of the grants are promptly disclosed in a press release.
As of September 30, 2011, there was $1,880,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSU’s and Performance Share Awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.
The grant date fair value of RSU’s and Performance Share Awards that vested during the fiscal years ended September 30, 2011, 2010 and 2009 was $2.4 million, $1.1 million and $2.9 million, respectively.
Stock Grants
During 2011, the Company issued a total of 465,000 shares of stock which were fully vested at date of grant. Of this amount, 440,000 shares, which were evenly distributed, were granted to the directors and 25,000 shares were granted to a consultant. This resulted in stock-based compensation expense of $400,000 and $32,000 for the shares granted to the directors and consultant, respectively. During 2010, the Company issued a total of 516,900 shares of stock which were fully vested at date of grant. Of this amount, 291,900 shares, which were evenly distributed, were granted to the directors and 225,000 shares were granted to consultants. This resulted in stock-based compensation expense of $350,000 and $233,000 for the shares granted to the directors and consultants, respectively. During 2009, the Company issued a total of 419,000 shares of stock which were fully vested at date of grant. Of this amount, 394,000 shares, which were evenly distributed, were granted to the directors and 25,000 shares were granted to a consultant. This resulted in stock-based compensation expense of $216,000 and $17,000 for the shares granted to the directors and consultant, respectively.
Note 16 — Defined Contribution Plan
The Company has a 401(k) plan. Employees, excluding RNLLC’s union employees, who are at least 18 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. Union employees who are at least 18 years of age and have been employed by RNLLC for 120 days are eligible to participate in the Company’s plan. Union employees hired before October 20, 1999 receive a Company contribution of 4% of compensation and a Company match of 50% of the first 2% of the participant’s salary deferrals. Union employees hired after October 19, 1999 receive a company matching contribution of 75% of the first 6% of the participant’s salary deferrals. Participants are fully vested in both matching and any discretionary contributions made to the plan by RNLLC. The Company contributed $883,000, $834,000 and $789,000 to the plans for the fiscal years ended September 30, 2011, 2010, and 2009, respectively.

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
The realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. As of September 30, 2011, the most significant factor considered in determining the realizability of these deferred tax assets was our profitability over the past three years. The Company needs to generate approximately $174 million in pre-tax income in the United States prior to the expiration of our net operating loss and capital loss carryforwards to fully utilize these net deferred tax assets. Management believes that at this point in time, it is more likely than not that the deferred tax assets will not be realized. The Company therefore has recorded a full valuation allowance against its deferred tax assets at September 30, 2011, 2010 and 2009.
The provision (benefit) for income taxes for the fiscal years ended September 30, 2011, 2010, and 2009 was, as follows:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
	(in thousands)
Current:
Federal	$—	$—	$7
State	3	11	54

Total Current	3	11	61

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total Deferred	—	—	—

	3	11	61

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate was as follows:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$(21,885)	$(14,340)	$(11)
State income tax benefit net of federal benefit	(3,069)	(2,124)	32
Permanent differences, other	434	(1,339)	127
Uncertain tax positions	—	—	(811)
Change in State Tax Rate	(2,164)	(133)	(4,796)
Research and development credit	—	—	—
Change in valuation allowance	26,687	17,947	5,520

Income tax expense
From continuing operations	$3	$11	$61

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
The components of the net deferred tax liability and net deferred tax asset as of September 30, 2011 and 2010 are as follows:

	As of September 30,
	2011	2010
	(in thousands)
Current:
Accruals for financial statement purposes not allowed for income taxes	$7,821	$7,561
Basis difference in prepaid expenses	(555)	(664)
Inventory	127	(566)
Valuation allowance	(7,490)	(6,892)

Current, net	(97)	(561)
Long-Term:
Net operating loss and capital loss carryforwards	$69,629	$65,229
Basis difference relating to Intangibles	(2,184)	(2,485)
Basis difference in property, plant and equipment	48,724	27,238
Stock option exercises	6,926	7,339
Impairment of available for sale securities	1,204	1,179
Debt issuance costs	155	250
Debt discount	(4,029)	(6,004)
Other items	(986)	1,067
Valuation allowance	(119,342)	(93,252)

Long-Term, net	$97	$561

Total deferred tax assets, net	$—	$—

A portion of the valuation allowance relates to the deferred tax asset created by the stock option expense. The benefit that will be generated by the reversal of this portion of the allowance will be recorded to equity upon the release of the valuation allowance in the future. The amount of the deferred tax asset related to the stock option expense was $5,888,000 and $6,374,000 for the fiscal years ended September 30, 2011 and 2010, respectively.
As of September 30, 2011, we had the following available carryforwards to offset future taxable income:

	Amount		Expiration
Description	(in thousands)
Net Operating Losses — US Federal	$172,855		2012 – 2030
Net Operating Losses — States	$172,786	(1)	2012 – 2030
Capital Loss Carryforward	$1,257		2015
R&D Credit	$2,754		2021 – 2029

(1)	$20,945,066 of CA and $66,941,478 of IL NOL’s expire between 2012-2029 and 2018-2021 respectively.
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As of September 30,
	2011	2010
	(in thousands)
Reconciliation of Unrecognized Tax Liability
Balance at beginning of year	$2,754	$2,754
Additions based on tax positions taken during a prior period	—	—
Additions based on tax positions related to the current period	—	—
Reductions based on tax positions related to prior years	—	—
Settlements with taxing authorities	—	—
Lapse of statutes of limitations	—	—

Balance at end of year	$2,754	$2,754

If the $2,754 of unrecognized tax benefits are recognized, the entire amount will affect the effective tax rate. The Company believes that it is not reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company and its subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, California, Colorado, Illinois and Texas. The tax years that remain open to examination by the U.S. federal and Illinois jurisdictions are years 2007 through 2009; the tax years that remain open to examination by the California, Colorado and Texas jurisdictions are years 2006 through 2009.
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
Note 18 — Segment Information
The Company operates in two business segments as follows:
•	Nitrogen products manufacturing — The Company manufactures a variety of nitrogen-based fertilizer and industrial products.

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

	For the Fiscal Years Ended September 30,
	2011	2010	2009
	(in thousands)
Revenues
Nitrogen products manufacturing	$179,857	$131,396	$186,449
Alternative energy	206	529	238

Total revenues	$180,063	$131,925	$186,687

Operating income (loss)
Nitrogen products manufacturing	$71,881	$21,803	$56,961
Alternative energy	(106,915)	(47,969)	(43,102)

Total operating income (loss)	$(35,034)	$(26,166)	$13,859

Depreciation and amortization
Nitrogen products manufacturing	$195	$226	$182
Alternative energy	2,030	1,721	1,296

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)

	For the Fiscal Years Ended September 30,
	2011	2010	2009
	(in thousands)
Total depreciation and amortization recorded in operating expenses	$2,225	$1,947	$1,478
Nitrogen products manufacturing — expense recorded in cost of sales	9,611	10,104	8,280

Total depreciation and amortization	$11,836	$12,051	$9,758

Interest expense
Nitrogen products manufacturing	$13,752	$9,482	$7,601
Alternative energy	2,914	4,753	6,498

Total interest expense	$16,666	$14,235	$14,099

Income (loss) from continuing operations
Nitrogen products manufacturing	$44,368	$10,464	$49,264
Alternative energy	(109,750)	(52,735)	(49,357)

Total income (loss) from continuing operations	$(65,382)	$(42,271)	$(93)

	As of September 30,
	2011	2010
Total assets
Nitrogen products manufacturing	$150,648	$108,220
Alternative energy	104,026	92,295

Total assets	$254,674	$200,515

Note 19 — Net Income (Loss) Per Common Share Attributable To Rentech
Basic income (loss) per common share attributable to Rentech is calculated by dividing net income (loss) attributable to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share attributable to Rentech is calculated by dividing net income (loss) attributable to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and using the “if converted” method for the convertible debt.
For the fiscal year ended September 30, 2011, 2010 and 2009, approximately 40.5 million, 36.9 million and 37.2 million shares, respectively, of the Company’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.
Note 20 — Selected Quarterly Financial Data (Unaudited)
Selected unaudited condensed consolidated financial information is presented in the tables below (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the 2011 Fiscal Year
Revenues	$43,014	$23,994	$74,436	$38,619
Gross profit	$16,128	$10,202	$37,428	$12,819
Operating income (loss)	$2,389	$(4,432)	$20,758	$(53,749)
Income (loss) from continuing operations	$(5,881)	$(8,087)	$7,696	$(59,110)
Net income (loss)	$(5,881)	$(8,087)	$7,696	$(59,110)
Net loss attributable to noncontrolling interests	$366	$522	$192	$19
Net income (loss) attributable to Rentech	$(5,515)	$(7,565)	$7,888	$(59,091)
Net income (loss) per common share attributable to Rentech:
Basic:
Continuing operations	$(0.03)	$(0.03)	$0.04	$(0.27)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.03)	$(0.03)	$0.04	$(0.27)

Diluted:
Continuing operations	$(0.03)	$(0.03)	$0.03	$(0.27)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.03)	$(0.03)	$0.03	$(0.27)

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the 2010 Fiscal Year
Revenues	$27,138	$19,182	$50,510	$35,095
Gross profit (loss)	$(1,152)	$3,010	$15,187	$8,168
Operating income (loss)	$(12,528)	$(8,724)	$2,216	$(7,130)
Loss from continuing operations	$(15,475)	$(15,996)	$(1,677)	$(9,123)
Income from discontinued operations	$4	$2	$2	$1
Net loss	$(15,471)	$(15,994)	$(1,675)	$(9,122)
Net loss attributable to noncontrolling interests	$—	$—	$—	$94
Net loss attributable to Rentech	$(15,471)	$(15,994)	$(1,675)	$(9,028)
Net loss per common share attributable to Rentech:
Basic:
Continuing operations	$(0.07)	$(0.07)	$(0.01)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net loss	$(0.07)	$(0.07)	$(0.01)	$(0.04)

Diluted:
Continuing operations	$(0.07)	$(0.07)	$(0.01)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net loss	$(0.07)	$(0.07)	$(0.01)	$(0.04)

Note 21 — Subsequent Events
On November 9, 2011, RNP completed the Offering of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in the Offering represent approximately 39.2% of RNP’s common units outstanding as of the closing of the Offering. The Company’s indirect wholly-owned subsidiary, RNHI, owns the remaining 60.8% of RNP’s common units and RNHI’s wholly-owned subsidiary, Rentech Nitrogen GP, LLC, owns 100% of the non-economic general partner interest in us. RNP’s assets consist of all of the equity interests of RNLLC, which owns the East Dubuque Facility. At the Offering, RNLLC was converted into a limited liability company. Approximately $150.8 million of the proceeds of the Offering were used to repay in full the 2011 Credit Agreement, including accrued interest and a prepayment penalty fee of $2.9 million. Approximately $78.1 million of the proceeds were used to make a distribution to RNHI. In addition, RNP paid Rentech $19.4 million under a previous management services agreement and distributed to RNHI an additional $39.3 million. Approximately $50 million of the proceeds were retained by RNP.
On November 10, 2011, RNLLC entered into a new $25.0 million senior secured revolving credit facility, with a two year maturity (the “Revolving Credit Facility”) and paid associated financing costs of approximately $0.4 million. The Revolving Credit Facility includes a letter of credit sublimit of up to $2.5 million for issuance of letters of credit. The borrowings under the Revolving Credit Facility will bear interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the Revolving Credit Facility is 3.25% with respect to base rate borrowings and 4.25% with respect to LIBOR borrowings. Additionally, RNLLC is required to pay a fee to the lenders under the Revolving Credit Facility on the unused amount at a rate of 0.5%. RNLLC is also required to pay customary letter of credit fees on issued letters of credit. In the event RNLLC reduces or terminates the Revolving Credit Facility prior to its first anniversary, it is required to pay a prepayment premium of 2.0% of the principal amount reduced or terminated, subject to certain exceptions. There is currently no outstanding advances under the Revolving Credit Facility.
The Company terminated the Equity Distribution Agreement, effective November 15, 2011, which was scheduled to end on February 9, 2012. The Equity Distribution Agreement was terminable at will upon written notification by the Company with no penalty.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors and Stockholders of Rentech Inc.
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated December 14, 2011 also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
As disclosed in Note 1 to Schedule I, the Company has restated its Parent Company only condensed financial statements included on Schedule I as of September 30, 2010 and for the years ended September 30, 2010 and 2009.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
December 14, 2011

SCHEDULE I — CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
RENTECH, INC.
Balance Sheets
(Amounts in thousands, except per share data)

	As of September 30,
	2011	2010
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$68,769	$19,051
Prepaid expenses and other current assets	710	1,213
Other receivables, net	2,102	79

Total current assets	71,581	20,343

Property, plant and equipment, net	1,641	1,766

Construction in progress	470	464

Other assets
Investment in subsidiaries	(38,153)	76,437
Deposits and other assets	1,128	3,925
Deferred income taxes	97	561

Total other assets	(36,928)	80,923

Total assets	$36,764	$103,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$304	$889
Accrued payroll and benefits	2,516	3,295
Accrued liabilities	4,239	1,810
Capital lease obligation	—	322
Accrued interest	1,054	1,054
Deferred income taxes	97	561

Total current liabilities	8,210	7,931

Long-term liabilities
Long-term convertible debt to stockholders	47,427	42,163
Advance for equity investment	—	7,892
Other long-term liabilities	218	157

Total long-term liabilities	47,645	50,212

Total liabilities	55,855	58,143

Commitments and contingencies
Stockholders’ equity
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock — $10 par value; 45,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 450,000 and 350,000 shares authorized at September 30, 2011 and 2010, respectively; 223,409 and 221,731 shares issued and outstanding at September 30, 2011 and 2010, respectively	2,234	2,217
Additional paid-in capital	339,414	332,696
Accumulated deficit	(361,276)	(296,993)

Total Rentech stockholders’ equity	(19,628)	37,920
Noncontrolling interests	537	7,433

Total equity	(19,091)	45,353

Total liabilities and stockholders’ equity	$36,764	$103,496

RENTECH, INC.
Statements of Operations
(Amounts in thousands, except per share data)

	For the Fiscal Years Ended September 30,
	2011	2010	2009
		(Restated)	(Restated)
Revenues
Service revenues	$—	$47	$172

Total revenues	—	47	172

Cost of sales
Service revenues	—	—	—

Total cost of sales	—	—	—

Gross profit	—	47	172

Operating expenses
Selling, general and administrative expense	19,402	22,755	17,714
Depreciation and amortization	720	686	664
Loss on impairments	2,625	—	—
Advance for equity investment	(7,892)	—	—
(Gain) loss on disposal of property, plant and equipment	—	16	—

Total operating expenses	14,855	23,457	18,378

Operating loss	(14,855)	(23,410)	(18,206)

Other income (expenses), net
Interest and dividend income	68	155	371
Interest expense	(2,972)	(4,543)	(5,553)
Loss on debt extinguishment	—	(320)	—
Loss on investments	—	(1,231)	—
Gain on equity method investment	—	1,909	—
Other income (expense), net	—	(1)	15

Total other expenses, net	(2,904)	(4,031)	(5,167)

Loss from continuing operations before income taxes and equity in net loss of investee company	(17,759)	(27,441)	(23,373)
Income tax expense	3	11	61

Loss from continuing operations before equity in net loss of investee company	(17,762)	(27,452)	(23,434)
Equity in net loss of investee company	—	544	84

Loss from continuing operations	(17,762)	(27,996)	(23,518)
Income from discontinued operations	—	9	72

Net loss before equity in income of subsidiaries	(17,762)	(27,987)	(23,446)
Equity in income (loss) of subsidiaries	(47,620)	(14,275)	23,425

Net loss	(65,382)	(42,262)	(21)
Net loss attributable to noncontrolling interests	1,099	94	—

Net loss attributable to Rentech	$(64,283)	$(42,168)	$(21)

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Fiscal Years Ended September 30,
	2011	2010	2009
		(Restated)	(Restated)

Cash flows from operating activities
Net loss	$(65,382)	$(42,262)	$(21)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	720	686	664
Loss on impairments	2,625	—	—
Advance for equity investment	(7,892)	—	—
Bad debt expense	—	5	—
Non-cash interest expense	5,515	5,074	4,887
Gain on equity method investment	—	(1,909)	—
Loss on investments	—	1,231	—
Stock-based compensation	1,729	5,095	2,955
Equity in undistributed net income of subsidiaries	49,615	16,849	(21,150)
Other	—	871	(368)
Changes in operating assets and liabilities:
Other receivables and receivable from related party	—	(79)	12
Receivables from insurance related to litigation	(2,023)	—	—
Litigation settlement payment	1,954	—	—
Prepaid expenses and other assets	657	(506)	650
Accounts payable	(608)	294	(126)

Accrued liabilities, accrued payroll and other	(1,231)	(18)	622

Net cash provided by (used in) operating activities	(14,321)	(14,669)	(11,875)

Cash flows from investing activities
(Capital contributions to) return of capital contributions from subsidiaries	64,975	(5,497)	428
Proceeds from sales of available for sale securities	—	4,769	—
Purchase of property, plant, equipment and construction in progress	(298)	(590)	(192)
Payments for acquisition	—	—	(949)
Other items	76	948	9

Net cash provided by (used in) investing activities	64,753	(370)	(704)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	—	6,236	41,378
Payments of offering costs	(58)	(376)	(1,583)
Proceeds from options and warrants exercised	—	1,144	133
Payments on notes payable for financed insurance premiums	(334)	(489)	(1,881)
Payments on line of credit on available for sale securities	—	(4,532)	(226)
Payments on debt and notes payable	—	(931)	(21)
Payments on capital lease	(322)	(142)	—

Net cash provided by (used in) financing activities	(714)	910	37,800

Increase (decrease) in cash	49,718	(14,129)	25,221
Cash and cash equivalents, beginning of year	19,051	33,180	7,959

Cash and cash equivalents, end of year	$68,769	$19,051	$33,180

Note 1 — Restatements
In connection with the preparation of its Parent Company only condensed financial statements for the fiscal year ended September 30, 2011, Rentech, Inc. identified several presentation errors in its previously issued Parent Company only condensed financial statements. Rentech, Inc. presented subsidiaries consolidated with its parent company in its previously Parent Company only condensed financial statements. These presentation errors, for which Rentech, Inc. has restated its Parent Company only condensed financial statements, had no impact on Rentech, Inc.’s previously issued consolidated financial statements, or on the previously reported net loss or stockholders’ equity of the Parent Company only condensed financial statements.
Note 2 — Background
The condensed financial statements represent the financial information required by Securities and Exchange Commission Regulation S-X 5-04 for Rentech, Inc. Regulation S-X 5-04 requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year.
The accompanying financial statements have been prepared to present the financial position, results of operations and cash flows of Rentech, Inc. on a stand-alone basis as a holding company. Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from the date of acquisition. These financial statements should be read in conjunction with Rentech, Inc. consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance			Balance
	at Beginning	Charged to	Deductions and	at End
	of Period	Expense	Write-Offs	of Period
	(in thousands)
Year Ended September 30, 2011
Allowance for doubtful accounts	$100	$—	$—	$100
Deferred tax valuation account	$100,144	$26,687	$—	$126,831
Reserve for REN earn-out	$697	$—	$—	$697
Year Ended September 30, 2010
Allowance for doubtful accounts	$—	$100	$—	$100
Deferred tax valuation account	$82,197	$17,947	$—	$100,144
Reserve for REN earn-out	$706	$(9)	$—	$697
Year Ended September 30, 2009
Allowance for doubtful accounts	$692	$—	$692	$—
Deferred tax valuation account	$76,677	$5,520	$—	$82,197
Reserve for REN earn-out	$779	$(73)	$—	$706

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, future periods are subject to the risk that existing controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies and procedures.
Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that our internal control over financial reporting was effective as of September 30, 2011.

The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement for its 2012 annual meeting of shareholders (the “Proxy Statement”) under the caption “Election of Directors.”
Code of Ethics
We have adopted a code of business conduct ethics that applies to Rentech’s directors, officers and employees. This code includes a special section entitled “Business Conduct and Ethics for Senior Financial Officers” which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of ethics was filed as an exhibit to our annual report on Form 10-K for the fiscal year ended September 30, 2008 and is available on the Corporate Governance Section of our website at www.rentechinc.com. We intend to disclose any amendment to or waiver of our Code of Business Conduct or Ethics either on our website or by filing a Current Report on Form 8-K. Our website address referenced above is not intended to be an active hyperlink, and the contents of our website shall not be deemed to be incorporated herein.
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
(b) Exhibits.
See Exhibit Index.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 23, 2009 among Rentech, Inc., SilvaGas Holdings Corporation, RTK Acquisition Sub, Inc., RTK Acquisition Sub, LLC, John A. Williams as the Principal Stockholder, Milton Farris as the Stockholder Representative and the other stockholders of the SilvaGas Holdings Corporation party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on June 24, 2009).

2.2	Membership Interest Purchase Agreement, dated April 12, 2011 by and between Biomass Energy Holdings LLC and GCSEC Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on April 15, 2011).

3.1	Amended and Restated Articles of Incorporation, dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2005, filed by Rentech on May 9, 2005).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2008, filed by Rentech on May 9, 2008).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on May 14, 2010).

3.5	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended September 30, 2004 filed by Rentech on December 9, 2004).

3.6	Articles of Amendment to the Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on August 5, 2011).

4.1	Stock Purchase Warrant, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on September 23, 2004).

4.2	Registration Rights Agreement, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Rentech on September 23, 2004).

4.3	Warrant to Purchase 1,000,000 Shares of Common Stock by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on January 19, 2006).

4.4	Indenture dated April 18, 2006, by and between Rentech, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Rentech on April 18, 2006).

4.5	Officers’ Certificate to Indenture dated April 18, 2006 to Indenture (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Rentech on April 18, 2006).

4.6	Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Rentech on April 18, 2006).

4.7	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on April 20, 2007).

4.8	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on January 20, 2009).

4.9	Warrant Agreement, dated June 23, 2009 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 24, 2009).

4.10	Tax Benefit Preservation Plan, dated as of August 5, 2011, Rentech, Inc. and Computershare Trust Company, N.A., which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Rentech on August 5, 2011).

10.1*	Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by Rentech January 28, 2009).

10.2*	Amended and Restated Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated December 31, 2008 (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by Rentech on January 28, 2009).

10.3*	Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2008 filed by Rentech on December 15, 2008).

10.4*	Employment Agreement by and between Rentech, Inc. and Tom Samson, dated October 5, 2010 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.5*	Employment Agreement with Colin Morris (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.6*	Rentech, Inc. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.7	Stock Purchase Agreement, dated June 24, 2009, between Rentech, Inc. and the Buyers party thereto (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 25, 2009).

10.8	Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rentech on April 21, 2006).

10.9	Rider to the Lease Agreement dated as of April 21, 2006 by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rentech on April 21, 2006).

10.10	Second Amendment to Lease, dated January 21, 2010, by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on January 26, 2010).

10.11*	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 20, 2006).

10.12*	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed by Rentech on February 9, 2005).

10.13*	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on March 29, 2007).

10.14*	First Amendment to Rentech’s Amended and Restated 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.15*	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

10.16*	First Amendment to Rentech’s 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.17**	Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed by Rentech on August 9, 2007).

10.18*	Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.19*	Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.20*	Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 23, 2009).

10.21	Distribution Agreement, dated April 26, 2006, by and between Royster-Clark Resources LLC and Rentech Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.22	Amendment to Distribution Agreement, dated October 13, 2009, among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S., Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.23	Assignment and Assumption Agreement, dated as of September 29, 2006, by and between Royster-Clark, Inc., Agrium U.S. Inc. and Rentech Development Corporation (incorporated by reference to Exhibit 10.3 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.24	Credit Agreement, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on February 1, 2010).

10.25	Guarantee and Collateral Agreement, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on February 1, 2010).

10.26	Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on February 1, 2010).

10.27	Amendment to Credit Agreement, Waiver and Collateral Agent Consent, dated July 21, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 26, 2010).

10.28	Incremental Loan Assumption Agreement, dated July 21, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Incremental Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on July 26, 2010).

10.29	Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent, dated November 24, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 29, 2010).

10.30	Second Incremental Loan Assumption Agreement, dated November 24, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Incremental Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 29, 2010).

10.31	Project Support Agreement, dated September 3, 2010 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on September 10, 2010).

10.32	Amended and Restated Distribution Agreement dated February 9, 2011, between Rentech, Inc. and Knight Capital Americas, L.P., successor in interest to Knight Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rentech on February 9, 2011).

10.33*	Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 13, 2011).

10.34	Credit Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC as Sole Bookrunner, Sole Syndication Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 14, 2011).

10.35	Guarantee and Collateral Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on June 14, 2011).

10.36	Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed on June 14, 2011).

10.37	Contribution, Conveyance and Assignment Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Development Corporation, Rentech Nitrogen Holdings, Inc., Rentech Nitrogen GP, LLC, Rentech Nitrogen Partners, L.P. and Rentech Energy Midwest Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.38	Omnibus Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Nitrogen GP, LLC and Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.39	Services Agreement, dated as of November 9, 2011, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen GP, LLC and Rentech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.40	Credit Agreement, dated as of November 10, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 15, 2011).

10.41	Guaranty and Security Agreement, dated as of November 10, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor and General Electric Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 15, 2011).

10.42	Indemnification Agreement dated November 9, 2011, by and between Rentech Nitrogen Partners, L.P. and D. Hunt Ramsbottom (all other Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates of execution, are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed by Rentech on December 15, 2008).

21	Subsidiaries of Rentech, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rentech, Inc.
/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and President
Date: December 14, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer, President and Director (principal executive officer)
Date: December 14, 2011

/s/ Dan J. Cohrs
Dan J. Cohrs,
Executive Vice President and Chief Financial Officer (principal financial officer)
Date: December 14, 2011

/s/ Eileen Ney
Eileen Ney,
Vice President and Chief Accounting Officer (principal accounting officer)
Date: December 14, 2011

/s/ Dennis L. Yakobson
Dennis L. Yakobson,
Chairman Emeritus and Director
Date: December 14, 2011

/s/ Halbert S. Washburn
Halbert S. Washburn,
Chairman and Director
Date: December 14, 2011

/s/ Michael S. Burke
Michael S. Burke,
Director
Date: December 14, 2011

/s/ Wesley K. Clark
Wesley K. Clark,
Director
Date: December 14, 2011

/s/ Michael F. Ray
Michael F. Ray,
Director
Date: December 14, 2011

/s/ Edward M. Stern
Edward M. Stern,
Director
Date: December 14, 2011

/s/ Ronald M. Sega
Ronald M. Sega,
Director
Date: December 14, 2011

/s/ John A. Williams
John A. Williams,
Director
Date: December 14, 2011