Form 10-K/A
period 2011-09-30
RENTECH INC /CO/
filed 2012-01-30
CIK 868725

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s common stock outstanding as of January 13, 2012 was 225,230,961.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Rentech, Inc. (“Rentech”, “the Company”, “we”, “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2011 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of Rentech’s 2012 definitive proxy statement has been deleted and (ii) the information with respect to the number of outstanding shares of Rentech’s common stock (“Common Stock”) has been updated. Rentech is also updating its lists of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, required to be filed with this Amendment. Except for the foregoing amendments and updates, the Amendment does not modify or update the Original 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of Rentech and their ages and their positions with Rentech as of January 13, 2012, are as follows:

Name	Age	Position(s)
D. Hunt Ramsbottom	54	Chief Executive Officer, President and Director
Dan J. Cohrs	58	Chief Financial Officer and Executive Vice President
Tom Samson	43	Executive Vice President and Chief Development Officer
Harold A. Wright	47	Senior Vice President and Chief Technology Officer
Colin M. Morris	39	Senior Vice President, General Counsel and Secretary
Michael S. Burke (1)	48	Director
General Wesley K. Clark (1)	67	Director
Michael F. Ray (1)	58	Director
Ronald M. Sega (1)	59	Director
Edward M. Stern (1)	52	Director
Halbert S. Washburn (1)	51	Director and Chairman
John A. Williams	68	Director
Dennis L. Yakobson	75	Director and Chairman Emeritus

(1)	Independent Director.

Information Regarding Directors with Terms Expiring in 2012:

D. Hunt Ramsbottom, Chief Executive Officer, President and Director— Mr. Ramsbottom was appointed President and a member of the Board of Directors of Rentech (our “Board”) in September 2005 and Chief Executive Officer in December 2005. Mr. Ramsbottom had been serving as a consultant to Rentech since August 2005 under the terms of a Management Consulting Agreement Rentech entered into with Management Resource Center, Inc. Mr. Ramsbottom has over 25 years of experience building and managing growth companies. Prior to accepting his position at Rentech, Mr. Ramsbottom held various key management positions including: from 2004 to 2005, as Principal and Managing Director of Circle Funding Group, LLC, a buyout firm; from 1997 to 2004, as Chief Executive Officer and Chairman of M2 Automotive, Inc., an automotive repair venture; and from 1989 to 1997, as Chief Executive Officer of Thompson PBE, a supplier of paints and related supplies, which was acquired by FinishMaster, Inc. in 1997. On April 17, 2005, M2 Automotive, Inc. completed an assignment for the benefit of its creditors pursuant to a state law insolvency proceeding. Mr. Ramsbottom holds a Bachelor of Science degree from Plymouth State College. Our Board has determined that Mr. Ramsbottom brings to our Board knowledge of our business and his historical understanding of our operations gained through his service as Rentech’s President and Chief Executive Officer and experience with companies as Chief Executive Officer and Principal and Managing Director, and therefore he should serve on our Board. Mr. Ramsbottom was appointed Chief Executive Officer and as a member of the board of directors of Rentech Nitrogen GP, LLC, the general partner of Rentech Nitrogen Partners, L.P. (NYSE: RNF), in July 2011. Rentech Nitrogen GP, LLC is one of our indirect wholly-owned subsidiaries and Rentech Nitrogen Partners, L.P. is one of our indirect majority-owned subsidiaries.

Halbert S. Washburn, Director and Chairman of the Board— Mr. Washburn was appointed as a director of Rentech in December 2005, and has served as Chairman of Rentech’s Board of Directors since June 2011. In July 2011, Mr. Washburn was appointed as a director of Rentech Nitrogen GP, LLC. Mr. Washburn has over 25 years of experience in the energy industry. Since April 2010, Mr. Washburn has been the Chief Executive Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners LP. From August 2006 until April 2010, he was the Co-Chief Executive Officer and served on the board of directors of BreitBurn GP, LLC. In December 2011, he was reappointed as a member of the board of directors of BreitBurn GP, LLC . He has served as the Co-President and a director of BreitBurn Energy Corporation since 1988. He also has served as a Co-Chief Executive Officer and a director for Pacific Coast Energy Holdings, LLC (formerly BreitBurn Energy Holdings, LLC) and as Co-Chief Executive Officer and a director of PCEC (GP), LLC (formerly BEH (GP), LLC). Mr. Washburn previously served as Chairman on the Executive Committee of the board of directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. Our Board has determined that Mr. Washburn brings to our Board knowledge of our business, extensive experience in our industry, including his service as an executive officer and director of several BreitBurn entities, and familiarity with start-up and public energy companies, and therefore he should serve on our Board.

Information Regarding Directors with Terms Expiring in 2013:

Michael F. Ray, Director— Mr. Ray was appointed as a director of Rentech in May 2005 and as a director of Rentech Nitrogen GP, LLC in July 2011. Mr. Ray founded and, since 2001, has served as President of ThioSolv, LLC. ThioSolv, LLC is in the business of developing and licensing technology to the refining and chemical sector. Also, since May 2005, Mr. Ray has served as General Partner of GBTX Leasing, LLC, a company that owns and leases rail cars for the movement of liquid chemicals and salts. Since 2008, Mr. Ray has served as a member of the board of directors and the Technology Committee, for OCM Cyanco Holdings, LLC, a producer of sodium cyanide in the Western United States, and a subsidiary of Oaktree Capital Management which holds a controlling interest in the company. From 1995 to 2001, Mr. Ray served as Vice President of Business Development for the Catalyst and Chemicals Division of The Coastal Corporation, a company that principally gathered, processed, stored and distributed natural gas. Mr. Ray served as President (from 1990 to 1995), Vice President of Corporate Development and Administration (from 1986 to 1990) and Vice President of Carbon Dioxide Marketing (from 1985 to 1986) of Coastal Chem, Inc., a manufacturer of dry ice and solid carbon dioxide. Mr. Ray served as Regional Operations Manager (from 1981 to 1985) and Plant Manager (from 1980 to 1981) of Liquid Carbonic Corporation, a seller of carbon dioxide products. Mr. Ray previously served as a member of the board of directors of Coastal Chem, Inc., Cheyenne LEADS and Wyoming Heritage Society. Mr. Ray also served on the Nitrogen Fertilizer Industry Ad Hoc Committee, the University of Wyoming EPSCOR Steering Committee and Wyoming Governor’s committee for evaluating state employee compensation. Our Board has determined that Mr. Ray brings to our Board experience with start-up and technology companies, familiarity with the business of developing and licensing technology and with the nitrogen fertilizer industry and directorial and governance experience as a director of Coastal Chem, Inc., and therefore he should serve on our Board.

Edward M. Stern, Director— Mr. Stern was appointed as a director of Rentech in December 2006 and has more than 25 years of experience leading the successful development, financing and operation of major energy and infrastructure projects. Mr. Stern is the President and Chief Executive Officer of PowerBridge, LLC and under his guidance, Neptune Regional Transmission System, LLC, a PowerBridge company has developed, constructed and since 2007 has operated the Neptune Project, a 660 MW, 65 mile long, high voltage direct current undersea and underground electric transmission system that interconnects the PJM market at Sayreville, New Jersey with Long Island, New York. Through PowerBridge, Mr. Stern is also leading the development of other major undersea and underground HVDC transmission projects, including the 8 mile long 660 megawatt Hudson Project, which is under construction and will interconnect the PJM market with Manhattan. Mr. Stern is also leading the development of several other large transmission and renewable energy projects domestically and abroad. From 1991 through 2003, Mr. Stern was employed by Enel North America, Inc. (a subsidiary of Enel SpA, an Italian electric utility company) and its predecessor, CHI Energy, Inc., an energy company which owned or operated nearly one hundred power plants in seven countries, specializing in renewable energy technologies including hydroelectric projects and wind farms. While at Enel North America, Inc. and CHI Energy, Inc., Mr. Stern served as General Counsel and, commencing in 1999, as President, Director and Chief Executive Officer. Mr. Stern currently serves on the Board of Directors of Deepwater Wind Holdings, LLC, an offshore wind energy developer and Capital Access Network, Inc., a small business lender. Mr. Stern also serves on the Advisory Board of Starwood Energy Group Global, LLC, a private equity firm specializing in energy and infrastructure investments. Our Board has determined that Mr. Stern brings to our Board significant management and legal experience at energy companies, including substantial project development experience, and his directorial and governance experience as a director at numerous companies in the industry in which we operate, and therefore he should serve on our Board.

John A. Williams, Director— Mr. Williams was appointed as a director of Rentech in November 2009. Mr. Williams has over 40 years of business experience, principally in the real estate and banking industries. Since January 2004, Mr. Williams has served as the Chief Executive Officer, President and Managing Member of Corporate Holdings, LLC, a diversified holdings company, and since November 2004, he has served as Chief Executive Officer and Managing Member of Williams Realty Advisors, LLC, a real estate fund advisor to over $3 billion in assets. Mr. Williams is currently chairman of the board and chief executive officer of Preferred Apartment Communities, Inc., a new real estate investment trust. Mr. Williams founded Post Properties, Inc., a developer, owner and manager of upscale multifamily apartment communities in selected markets in the United States, in 1970. Mr. Williams served as Chief Executive Officer of Post Properties from 1970 until 2002, and he served on its board from inception until 2004. Mr. Williams served as Chairman for Post Properties from inception until February 2003 and Chairman Emeritus from February 2003 until August 2004. Mr. Williams currently serves on the Board of Directors of the Atlanta Falcons of which he is also a minority owner. Mr. Williams previously served on a variety of boards of directors, including those of NationsBank Corporation, Barnett Banks, Inc. and Crawford & Company. Our Board has determined that Mr. Williams brings to our Board over 40 years of business experience and directorial and governance experience on boards of directors, and therefore he should serve on our Board.

Information Regarding Directors with Terms Expiring in 2014:

Michael S. Burke, Director— Mr. Burke was appointed as a member of our Board in March 2007, and appointed as a member of the board of directors of Rentech Nitrogen GP, LLC in July 2011. Mr. Burke was appointed President of AECOM Technology Corporation (“AECOM”) on October 1, 2011. AECOM is a global provider of professional technical and management support services to government and commercial clients. From December 2006 through September 2011, Mr. Burke served as Executive Vice President, Chief Financial Officer of AECOM. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP, where he served in various senior leadership positions, most recently as a Western Area Managing Partner from 2002 to 2005 and was a member of KPMG’s Board of Directors from 2000 through 2005. While on the board of directors of KPMG, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on various charitable and community boards. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University. Our Board has determined that Mr. Burke brings to our Board extensive accounting, financial and business experience, including experience with a public company, and therefore he should serve on our Board.

General (ret) Wesley K. Clark, Director— General Clark was appointed as a member of our Board in December 2010. General Clark is a businessman, educator, writer and commentator. In 2003, General Clark founded the strategic consulting firm of Wesley K. Clark & Associates, where he currently serves as Chairman and Chief Executive Officer. From June 2000 through March 2003, General Clark was a managing director at Stephens, Inc., an investment banking firm based in Arkansas. Prior to that, from June 1966 through June 2000, General Clark served in the U.S. Army where he held numerous staff and command positions and rose to the rank of 4-star general. He served as NATO Supreme Allied Commander and Commander in Chief of the U.S.-European Command from July 1997 through May 2000. General Clark serves on the board of directors of AMG Advanced Metallurgical Group N.V., a global producer of specialty metals and metallurgical vacuum furnace systems; BNK Petroleum Inc., an energy company focused on the acquisition, exploration and production of large oil and gas reserves; Bankers Petroleum Ltd., a Canadian based oil and gas exploration and production company; Juhl Wind Inc., a wind energy provider; Prysmian S.r.L., a provider of high-technology cables and systems for energy and telecommunication; Amaya Gaming, a Canadian company in the electronic gaming industry; Rodman & Renshaw, an investment banking firm; and is a partner in United Global Resources, LLC; a U.S. broker dealer focused on project development. General Clark previously served on the board of directors of Argyle Security, Inc., a provider of security solutions; NutraCea, a processor of rice-bran based products; and EWT, N.V., a producer of wind farms. General Clark graduated first in his class from the United States Military Academy at West Point in 1966. He received degrees in Philosophy, Politics and Economics from Oxford University (B.A. and M.A.) where he was a Rhodes Scholar from 1966 to 1968. Our Board has determined that General Clark brings to our Board extensive leadership experience, including having held high-ranking positions in the U.S. Army, and directorial and governance experience and familiarity with our industry as a result of having served on boards of directors of numerous companies in the renewable and alternative energy industry, and therefore he should serve on our Board.

Ronald M. Sega, Director— Dr. Sega was appointed as a member of our Board in December 2007. Currently Dr. Sega serves as Vice President and Enterprise Executive for Energy and the Environment at both Colorado State University (CSU) and The Ohio State University (OSU). He is the Woodward Professor of Systems Engineering, Director of Graduate Studies in Systems Engineering and serves as chair of the Sustainability, Energy, and Environment Advisory Committee at CSU. Dr. Sega also serves on the President’s and the Provost’s Council on Sustainability at OSU. Since 2008, Dr. Sega has served as a member of the Board of Directors of Woodward Governor Company, a company that designs, manufactures and services energy control systems and components for aircraft and industrial engines and turbines. Dr. Sega also serves on the Advisory Board of Ball Aerospace and Technology Corporation. From August 2005 to August 2007, Dr. Sega served as Under Secretary for the U.S. Air Force. In that capacity, he oversaw the recruiting, training and equipping of approximately 700,000 people and a budget of approximately $110 billion. Designated as the Department of Defense Executive Agent for Space, Dr. Sega developed, coordinated and integrated plans and programs for space systems of all Department of Defense space major defense acquisition programs. From August 2001 until July 2005, Dr. Sega was Director of Defense Research and Engineering, Office of the Secretary of Defense. Dr. Sega worked for NASA from 1990 until 1996 and made two shuttle flights during his career as an astronaut. Dr. Sega received a B.S. in mathematics and physics from the United States Air Force Academy in 1974, a master of science degree in physics from The Ohio State University in 1975, and a doctorate in electrical engineering from the University of Colorado at Boulder in 1982. Our Board has determined that Dr. Sega brings to our Board a strong background in science and research, aerospace, energy and operations with significant experience in leadership positions, including those involving responsibility for large budgets, and therefore he should serve on our Board.

Dennis L. Yakobson, Director and Chairman Emeritus of the Board— Mr. Yakobson has served as a director of Rentech since 1983 and is one of its founders. He served as the Chairman of the Board of Directors until June 2011, at which time he became Chairman Emeritus of the Board, and Chief Executive Officer until December 2005. He was employed as Vice President of Administration and Finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a Director and Secretary of Nova Petroleum Corporation. He resigned from those positions in November 1983 to become a Director and assume the presidency of Rentech. From 1976 to 1981, he served as a Director, Secretary and Treasurer of Power Resources Corporation in Denver, a mineral exploration company, and was employed by it as the Vice President-Land. From 1975 to 1976, he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975, he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971, he was employed by Martin Marietta in a similar position. From 1960 to 1969, he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He is a Director of GTL Energy Pty Ltd., a private company based in Adelaide, Australia. Our Board has determined that Mr. Yakobson brings to our Board knowledge of our business and, as the founder, his historical understanding of our operations combined with his experience in leadership positions, including directorial and governance experience on boards of directors, at multiple engineering and energy companies, and therefore he should serve on our Board.

Executive Officers

Information concerning the business experience of Mr. Ramsbottom, who serves as President and Chief Executive Officer, is provided above.

Dan J. Cohrs, Chief Financial Officer and Executive Vice President— Mr. Cohrs was appointed our Executive Vice President and Chief Financial Officer in October 2008. Mr. Cohrs was also Treasurer of Rentech from October 2008 until November 2009 and was re-appointed Treasurer in October 2010. Mr. Cohrs has more than 25 years of experience in corporate finance, strategy and planning, and mergers and acquisitions. From April 2008 through September 2008, Mr. Cohrs served as Chief Development and Financial Officer of Agency 3.0, LLC, a private digital advertising and consulting agency in Los Angeles, California and he was a Partner and a Board Member of Agency 3.0, LLC until September 2009. From August 2007 through September 2008, he served as Chief Development & Financial Officer of Skycrest Ventures, LLC, a private investment and consulting firm in Los Angeles that was related to Agency 3.0, LLC. From June 2006 to May 2007, Mr. Cohrs served as a consultant for finance and corporate development, as well as Interim Chief Financial Officer for several months during that period of time, for Amp’d Mobile, a private mobile media entertainment company in Los Angeles. From 2003 to 2007, Mr. Cohrs worked as an independent consultant and advised companies regarding financings, investor presentations and business plans. From November 2005 to March 2006, Mr. Cohrs served as a Visiting Senior Lecturer at Cornell University’s Johnson School of Management in the area of corporate governance. From May 1998 to June 2003, Mr. Cohrs served as Executive Vice President and Chief Financial Officer of Global Crossing Ltd. Prior to being employed at Global Crossing Ltd., Mr. Cohrs held senior positions in finance and strategy at Marriot Corporation, Northwest Airlines, Inc. and GTE Corporation, a predecessor of Verizon Communications, Inc. Mr. Cohrs earned M.S. and Ph.D. degrees in finance, economics and public policy from Cornell University’s Johnson Graduate School of Management and a B.S. degree in Engineering from Michigan State University. Mr. Cohrs was appointed Chief Financial Officer of Rentech Nitrogen GP, LLC in July 2011.

On June 1, 2007, Amp’d Mobile, Inc. filed a petition for bankruptcy under chapter 11 of title 11 of the United States Code, 11 U.S.C. § 101, et seq., or the Bankruptcy Code, with the United States Bankruptcy Court for the District of Delaware. On January 28, 2002, Global Crossing Ltd., and certain of its direct and indirect subsidiaries, filed a petition for bankruptcy under chapter 11 of title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On April 11, 2005, the SEC, Global Crossing Ltd., Mr. Cohrs (at the relevant time, the Chief Financial Officer of Global Crossing Ltd.) and other members of Global Crossing Ltd.’s senior management reached a settlement related to an SEC investigation regarding alleged violations of the reporting provisions of Section 13(a) of the Securities Exchange Act of 1934 (and the regulations thereunder). The parties to the agreement (other than the SEC) agreed not to cause any violations of such reporting provisions in the future, and in connection with a parallel civil action, Mr. Cohrs agreed to pay a $100,000 civil penalty. In the SEC order, none of the allegations related to fraud, no party admitted liability and no other violations of securities laws were alleged. Also in connection with Global Crossing, Ltd., on July 16, 2004, Mr. Cohrs and the Secretary of the United States Department of Labor entered into a settlement agreement, the relevant restrictions of which expired on July 16, 2009, pursuant to which Mr. Cohrs agreed, among other things, that he would give notice to the Secretary, and if the Secretary objected, then he would not serve in a fiduciary capacity with respect to any plan covered by the Employee Retirement Income Security Act, or ERISA.

Tom Samson, Executive Vice President and Chief Development Officer— Mr. Samson was appointed Executive Vice President and Chief Development Officer of Rentech in October 2010. Mr. Samson will depart Rentech effective February 3, 2012 to pursue other opportunities. Mr. Samson was responsible for project development and construction, technology licensing and commercial affairs. Mr. Samson has more than 20 years of experience in development and management of power and utility projects. The majority of his career was spent with Marubeni Corporation in a number of international roles; in addition, Mr. Samson has worked for PA Consulting Group, a management and IT consulting and technology firm, Mirant Europe, a power production and trading company, and GEC Alstom, an infrastructure and power generation company. Mr. Samson served from April 2009 until September 2010 as President and Chief Executive Officer of Marubeni TAQA Caribbean, a partnership of Marubeni Corporation, and Abu Dhabi National Energy Company (TAQA) with a portfolio of utility and independent power producer businesses in the Caribbean with over 2,000 megawatts of production capacity. From March 2005 until April 2009, Mr. Samson was Executive Managing Director of Taweelah Asia Power Company, a 2,000 megawatt and 160 million imperial gallons per day power and water facility in Abu Dhabi. From 2003 to 2005, Mr. Samson worked for Marubeni Power International Inc. as a Vice President responsible for business development in the United States. Prior to 2003, Mr. Samson worked for over ten years in the power industry with responsibility for the development and management of large scale energy projects within the independent private power (IPP) industry. Mr. Samson is a Chartered Mechanical Engineer and a graduate from Napier University.

Harold A. Wright, Senior Vice President and Chief Technology Officer— Mr. Wright was appointed Senior Vice President and Chief Technology Officer of Rentech in March 2007. Mr. Wright served as Vice President of Technology for Eltron Research & Development, a technology research and commercialization company headquartered in Boulder, Colorado, from June 2005 until February 2007. Prior to that from 1991 to 2005, Mr. Wright worked at ConocoPhillips during which Mr. Wright served in various capacities including Director of Gas-To-Liquids (GTL) Research and Development from February 2004 to June 2005 and director of Synthesis Gas Development from July 2000 to February 2004. In these positions, Mr. Wright was responsible for synthesis gas technology development, GTL commercial reactor design, directing GTL catalyst development and product upgrading technology development. Mr. Wright oversaw all aspects of the company’s scale-up of GTL technology, which resulted in a 400 barrel per day demonstration plant in Ponca City, Oklahoma. With 30 U.S. patents issued to his credit, Mr. Wright is also a registered patent agent and is authorized to practice patent law before the U.S. Patent and Trademark Office. Mr. Wright received a B.S. in chemical engineering, cum laude, from the University of Missouri in 1986 and a Ph.D. in chemical engineering from Purdue University in 1991.

Colin M. Morris, Senior Vice President and General Counsel— Mr. Morris has served as Senior Vice President, General Counsel and Secretary of Rentech since October 2011. From June 2006 to October 2011, Mr. Morris served as the Vice President, General Counsel and Secretary of Rentech. Mr. Morris practiced corporate and securities law at the Los Angeles office of Latham & Watkins LLP from June 2004 to May 2006. From September 2000 to May 2004, Mr. Morris practiced corporate and securities law in the Silicon Valley office of Wilson, Sonsini, Goodrich and Rosati. Prior to that, Mr. Morris practiced corporate and securities law in the Silicon Valley office of Pillsbury Winthrop Shaw Pittman LLP. Mr. Morris received an A.B. degree in Government from Georgetown University and a J.D. from the University of California, Berkeley, Boalt Hall School of Law. Mr. Morris served as Vice President, General Counsel and Secretary of Rentech Nitrogen GP, LLC from July 2011 to October 2011 and was appointed as Senior Vice President, General Counsel and Secretary of Rentech Nitrogen GP, LLC in October 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of Rentech’s equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To Rentech’s knowledge, based solely on its review of the copies of such reports furnished to Rentech or written representations from certain Insiders that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during our fiscal year ended September 30, 2011, the Insiders complied with all such filing requirements except for a Form 4 filed one day late reporting the vesting of restricted stock units and performance units on April 1, 2011.

Code of Ethics

Rentech has adopted a Code of Business Conduct or Ethics that applies to Rentech’s directors, officers and employees. This code includes a special section entitled “Business Conduct and Ethics for Senior Financial Officers” which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Business Conduct or Ethics was filed as an exhibit to Rentech’s annual report on Form 10-K for the fiscal year ended September 30, 2008 and is available on the Corporate Governance Section of our website at www.rentechinc.com. We intend to disclose any amendment to or waiver of our Code of Business Conduct or Ethics either on our website or by filing a Current Report on Form 8-K. Our website address referenced above is not intended to be an active hyperlink, and the contents of our website shall not be deemed to be incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides an overview and analysis of the executive compensation program for our named executive officers identified below, or our “NEOs.” Our executive compensation program is designed to align executive pay with individual performance on both short and long-term bases; to link executive pay to specific, measurable financial, technological and development achievements intended to create value for shareholders; and to utilize compensation as a tool to attract and retain the high-caliber executives that are critical to our long-term success.

The following table sets forth the key elements of our NEOs’ compensation, along with the primary objectives associated with each element of compensation.

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities, provide stable income and attract and retain experienced individuals with superior talent.

Annual incentive compensation	To promote short-term performance objectives and reward individual contributions to the achievement of those objectives.

Long-term equity incentive awards	To emphasize long-term performance objectives, align the interests of our NEOs with the interests of shareholders, encourage the maximization of shareholder value and retain key executives.

Severance and change in control benefits	To encourage the continued attention and dedication of our NEOs and provide reasonable individual security to enable our NEOs to focus on our best interests, particularly when considering strategic alternatives.

Retirement savings (401(k) plan)	To provide an opportunity for tax-efficient savings and matching contributions by us.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits with high perceived values at relatively low cost.

To serve the foregoing objectives, our overall compensation program is generally designed to be flexible rather than purely formulaic. In alignment with the objectives set forth above, the Compensation Committee of the Board of Directors of Rentech and the full Board of Directors, including during executive sessions without our management team present, have generally determined the overall compensation of our NEOs and its allocation among the elements described above, relying on the analyses and advice provided by Rentech’s compensation consultant as well as input from our management team.

This discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

Compensation Program Objectives

The following discussion and analysis describes our compensation objectives and policies as applied to D. Hunt Ramsbottom, our Chief Executive Officer, Dan J. Cohrs, our Chief Financial Officer, Tom Samson, our Executive Vice President and Chief Development Officer, Harold A. Wright, our Senior Vice President and Chief Technology Officer, Colin M. Morris, our Senior Vice President, General Counsel and Secretary and Douglas M. Miller, our former Executive Vice President – Project Development, who served as our NEOs during fiscal year 2011. At the end of fiscal year 2011, Mr. Miller no longer served as an executive officer of our Company and Mr. Samson will depart our Company effective February 3, 2012 to pursue other opportunities.

To succeed in achieving our key operational goals, we need to recruit and retain a highly talented and seasoned team of executive, technical, sales, marketing, operations, financial and other business professionals. As such, our compensation packages are designed to incentivize the achievement of these goals, and to recruit, reward and retain our employees, including our NEOs.

We have focused on building an experienced management team that is capable of managing the Company’s day-to-day operations during a period of growth while working to achieve our long-term operational goals. We believe it is important both to retain our key executives, including our NEOs, and to recruit the additional talent we need to expand the Company. Accordingly, our policy is to hire executives who are not only highly qualified for their positions at our current size, but who also have the skills we believe are necessary to perform their roles at the same high standard if we are successful in our commercial development, and our Company achieves significantly greater size and complexity.

Each of the key elements of our executive compensation program is discussed in more detail below under “—Core Components of Executive Compensation.”

Compensation Consultant

During fiscal years 2010 and 2011, our Compensation Committee engaged Radford, an Aon Hewitt Company, as an independent compensation consultant to assist in the continuing analysis of the executive compensation program for certain of our officers, including our NEOs. Services provided by Radford during fiscal year 2011 with respect to our NEOs included:

•	Analyzing and verifying our peer group companies and applicable benchmarks;

•	Providing compensation survey data and assisting our Compensation Committee with the interpretation of this data; and

•	Advising on the reasonableness and effectiveness of our compensation components, levels and programs for our directors and officers, including our NEOs.

Our current peer group was established in 2010 based on discussions among the members of our Compensation Committee, certain of our executive officers and Radford. The peer group consists of alternative energy companies and certain technology companies with a related focus, in each case, with (i) annual revenues ranging from $50 million to $550 million, (ii) market values ranging from $80 million to $750 million, (iii) revenues ranging from $50 million to $550 million (with a median of $316 million), and (iv) similar employee numbers. Following are the companies that comprise our current peer group:

Advanced Energy Industries	Fuel Tech

Broadwind Energy	Fuelcell Energy

Cohu, Inc.	LSB Industries

Converge, Inc.	Maxwell Technologies

Echelon Corp.	MGP Ingredients

EMCORE Corp.	Rudolph Technologies

Energy Conversion Devices	Satcon Technology

EnerNoc Inc.	Ultra Clean Holdings

Evergreen Solar	Vicor Corp.

FormFactor Inc.	Zoltek

In mid-2011, our Compensation Committee reviewed data points as a benchmark for various elements of executive compensation, including base salaries, target incentive as a percentage of salary, total cash compensation, long-term incentives and total direct compensation, based on information gathered from the public filings of our peer companies set forth above. Our Compensation Committee also reviewed aggregated published survey data from Radford’s 2011 Global Technology Survey (using a data set comprised of public high-tech companies with revenue between $50 million and $500 million) in order to validate its benchmarks.

Our Compensation Committee determined that the compensation of our NEOs in totality, and with respect to individual components of compensation, was generally above the market median at that time (with the exception of Mr. Ramsbottom’s base salary, which was slightly below the median), yet within reasonable market practices and in line with our compensation philosophy and strategy. Specifically, our base salaries and target total cash compensation were on average higher than the median of the market data. A comparison of our long-term incentives and total direct compensation (comprised of base salary, annual cash incentives and equity incentives) also revealed levels above the median of the market data for our NEOs. Based on this analysis, we concluded that the level of our total compensation was well positioned to attract and retain the type of management team that we believe is necessary to successfully implement our commercialization strategy. We believe that these levels and types of compensation are also consistent with our compensation philosophy and foster our compensation objectives.

Based on Radford’s 2011 evaluation of our compensation, we believe that the total compensation package provided for fiscal year 2011 continued to pay our executives at median levels of the market for average performance, with compensation that would approximate the 75th percentile of the market for exceptional performance.

Radford serves at the discretion of Rentech’s Compensation Committee and may be terminated by that committee. Radford’s total fee for services provided to our Compensation Committee for fiscal year 2011 was approximately $60,000.

Core Components of Executive Compensation

Through our Compensation Committee, we design the principal components of our executive compensation program to fulfil one or more of the principles and objectives described above. Compensation of our NEOs consists of the following elements:

•	Cash compensation comprised of base salary and annual cash incentive compensation;

•	Equity incentive compensation;

•	Certain severance and change in control benefits;

•	Health and welfare benefits and certain limited perquisites and other personal benefits; and

•	Retirement savings (401(k)) plan.

We view each component of our executive compensation program as related but distinct, and we have historically reassessed the total compensation of our NEOs periodically to ensure that overall compensation objectives are met. In addition, in determining the appropriate level for each compensation component, we have considered, but not exclusively relied on, our understanding of the competitive market based on the collective experience of members of our Compensation Committee (and our Chief Executive Officer with regard to the other NEOs), our recruiting and retention goals, our view of internal equity and consistency, the length of service of our executives, our overall financial and operational performance and other relevant considerations.

We have not adopted any formal or informal policies or guidelines for allocating compensation between currently-paid and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. Generally, we provide a competitive, but balanced, total compensation package that provides the stability of a competitive, stable income while affording our executives the opportunity to be appropriately rewarded through cash and equity incentives if we attain our goals and perform well over time.

Each of the primary elements of our executive compensation program is discussed in more detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are intended to be flexible and complementary and to collectively serve all of the executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation policy, each individual element, to a greater or lesser extent, serves each of our compensation objectives.

Cash Compensation

We provide our NEOs with cash compensation in the form of base salaries and annual cash incentive awards. Our cash compensation is structured to provide a market-level base salary for our NEOs while creating an opportunity to exceed market levels for total cash compensation if short- and long-term performance exceeds expectations. We believe that this mix appropriately combines the stability of non-variable compensation (in the form of base salary) with variable performance awards (in the form of annual cash incentives) that reward the performance of the Company and individual contributions to the success of the business.

Base Salary

Base salaries for our NEOs were initially set in arm’s-length negotiations during the hiring processes for these executives. These base salaries have historically been reviewed annually by our Compensation Committee (with input from our Chief Executive Officer with respect to the other NEOs) and were again reviewed at the end of 2010 for purposes of determining 2011 salaries. Our NEOs are not entitled to any formulaic base salary increases.

Effective January 2011, Mr. Ramsbottom’s base salary increased by approximately 5% to $440,000 in recognition of his leadership of Rentech and to more closely align his salary to the median salary in our peer group. Mr. Cohrs’ base salary also increased in January 2011 by approximately 4% to $377,500, effective as of January 2011, in recognition of his effective capital raising efforts on behalf of Rentech and his continued leadership as our Chief Financial Officer. Mr. Samson was hired in fiscal year 2011 and neither his nor Mr. Miller’s salary changed in fiscal year 2011. Mr. Wright’s salary was increased 3% to $278,000, effective January 2011, in recognition of the continuing improvements to the Company’s technologies. Mr. Morris’ salary was increased 5% to $248,300, effective January 2011, in recognition of his performance and to bring his base salary closer to the median of the Company’s peer group.

The base salaries for our NEOs, both prior to and following their salary increases are set forth in the following table:

	September 30,	September 30,
Name	Base Salary Before Increase ($)	Base Salary After Increase ($)

D. Hunt Ramsbottom	419,000	440,000

Dan J. Cohrs	363,000	377,500

Tom Samson	340,000	340,000

Douglas M. Miller	351,500	351,500

Harold A. Wright	270,000	278,000

Colin M. Morris	236,500	248,300

In connection with the closing of the initial public offering (the “IPO”) of Rentech Nitrogen Partners, L.P. (“RNP”), effective November 7, 2011, we increased the base salaries of Messrs. Ramsbottom, Cohrs and Morris by an additional 10% to compensate these executives for their expanded responsibilities, duties and exposure to potential liabilities as senior officers of two publicly traded companies. These IPO-related base salary increases, which are not reflected in the table above (as they occurred after the end of our 2011 fiscal year), are additional to any annual increases that our Compensation Committee may make to the base salaries of these individuals in connection with annual salary reviews during our fiscal year 2012.

Annual Incentive Compensation

We maintain an annual incentive program to reward executive officers, including our NEOs, based on our financial and operational performance, achievement of specific milestones related to technology, financing and project development work associated with our business, operation and expansion of our nitrogen fertilizer business, and the individual NEO’s relative contribution to that performance during the year (referred to below as the our annual incentive program). We recognize that successful completion of short-term objectives is critical in achieving our planned level of growth and attaining our long-term business objectives. Accordingly, our annual incentive program is designed to reward executives for successfully taking the immediate steps necessary to implement our long-term business strategy.

Annual Incentive Program. During 2011, each of our NEOs was eligible to receive an incentive payment pursuant to our annual incentive program, under which cash incentives are determined and paid by reference to (i) the achievement of certain pre-established financial and other performance criteria, and (ii) target bonus amounts (as set forth in the NEOs’ respective employment agreements). In the beginning of each fiscal year (including 2011), our CEO and other senior officers develop a series of broad objectives, which are then reviewed and revised by our Compensation Committee and Board of Directors. Following that review, our Board of Directors sets the performance goals for the year, but retains discretion based on input from the Compensation Committee (and our Chief Executive Officer with respect to the other NEOs who participate in the annual incentive program) to increase or decrease annual incentive awards to levels as high as 200% of the NEO’s target bonus and as low as zero, in each case, based on performance during the relevant period.

For fiscal year 2011, the annual incentive awards are targeted (i) for Messrs. Ramsbottom and Cohrs at 100% and 60% of their respective base salaries and (ii) for Messrs. Samson, Wright and Morris at 50% of their respective base salaries, in each case, in accordance with their respective employment agreements. Payment of annual incentive awards to our NEOs is based on the achievement of specific financial targets, as well as certain technology, financial and development milestones relating to the development of our alternative energy business, the performance of RNP and the performance of the individual executive.

Performance Goals Applicable to Our NEOs

The performance goals applicable to our NEOs for fiscal year 2011 are set forth below, along with determinations as to the attainment of these goals (parentheticals following the description of each goal provide guidelines indicating the approximate weight given to the attainment of each goal by our Compensation Committee).

1.	Goal: A continued strong safety record at Rentech’s and RNP’s facilities, with an OSHA recordable rate at or below 4.0 (failure to attain this goal would reduce the final bonus pool by 20%).

Result: Goal attained. Rentech and RNP completed the fiscal year ended September 30, 2011 with an OSHA recordable rate of approximately 2.6 recordable incidents for every 200,000 hours worked at Rentech’s and RNP’s facilities, which is well below the industry average for comparable operations.

2.	Goal: Total ammonia production ranging from approximately 230,000 tons to 280,000 tons, targeted at approximately 270,000 tons (2.5% weight).

Result: Goal attained above target level. Total ammonia production at our facility in East Dubuque, Illinois for the fiscal year ending September 30, 2011 was approximately 273,000 tons.

3.	Goal: Performance expectations including:

•	Consolidated EBITDA targeted at approximately $15.0 million (15% weight).

Result: Goal attained above target level. Consolidated EBITDA for the fiscal year ended September 30, 2011 was approximately $27.7 million.

•	RNP EBITDA targeted at approximately $63 million (5% weight).

Result: Goal attained above target level. RNP EBITDA for the fiscal year ended September 30, 2011 was approximately $81.7 million.

•	Consolidated capital expenditures limit of approximately $49 million (2.5% weight).

Result: Goal attained better than target level. Consolidated capital expenditures for fiscal year ended September 30, 2011 were approximately $42.4 million.

4.	Goal: Raise capital proceeds, targeted at $50 million, sufficient to fund Rentech’s budgeted activities and provide a year-end cash cushion (10% weight).

Result: Goal partially attained. Rentech received a distribution including approximately $47 million of new loan proceeds upon the closing of RNP’s June 10, 2011 five year $150 million secured term loan facility.

5.

Goal: Successful operation of Rentech’s Product Demonstration Unit during 2011 that meets or exceeds performance criteria aimed at improving the economic efficiency of the Rentech Process, targeted at operation for more than 30 days with acceptable catalyst usage levels (5% weight).

Result: Goal partially attained. Rentech operated the Product Demonstration Unit for more than 30 days during 2011; however, catalyst usage objectives and overall efficiency did not fully meet targets.

6.	Goal: Construction and integration of the ClearFuels Gasifier at Rentech’s Product Demonstration Unit on schedule, targeted at 75% operational completion (5% weight).

Result: Goal attained above target level. Rentech had completed approximately 80% of this project as of September 30, 2011.

7.

Goal: Close construction financing for Rentech’s project in Rialto, California or an alternate project (25% weight) and secure funding commitment and development milestones for an additional project (5% weight).

Result: Goals not attained. Construction financing was not obtained for Rentech’s Rialto project (or an alternate project), nor was a funding commitment secured or development milestones established for an additional project.

8.	Goal: Complete design of catalyst recipe that meets catalyst cost targets (5% weight).

Result: Goal partially attained.

9.

Goal: Other factors which contribute to the success of Rentech as determined by our Board of Directors, including the Board’s subjective assessment of the executives’ contributions to attaining the objective goals specified above (20% weight).

Result: Determined on a case-by-case basis.

At the end of each year (including fiscal year 2011), our Chief Executive Officer develops a scorecard based on his own assessment and input from other members of our senior management team that summarizes performance for each of his direct reports (including the other NEOs) compared to the pre-established goals, taking into consideration any key accomplishments outside of the goals for the year. Satisfaction of each goal is evaluated on a scale ranging from zero (did not meet) to two (exceptional performance) and the scorecard is then reviewed by our Compensation Committee and modified as appropriate in its discretion. Final incentive payments for our NEOs participating in the annual incentive program are determined based on a combination of performance compared to the goals and the individual’s contributions to our overall success during the year. Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris received 2011 annual incentive payments equal to 50%, 50%, 40%, 40% and 50% of their respective target bonuses based on the performance results described above. Mr. Miller left the Company in 2011 and received payment of his target bonus with respect to fiscal year 2011 pursuant to the terms of his employment agreement. The actual 2011 annual incentive payments for our NEOs are set forth below under “Summary Compensation Table.”

Long-Term Equity Incentive Awards

The Compensation Committee and the Board of Directors believe that senior executives, including our NEOs, should have an ongoing stake in the success of their employer to closely align their interests with those of its shareholders. Accordingly, long-term incentive equity awards covering shares of our common stock have historically been a key component of our compensation program, including during 2011, as these awards create an ownership stake for management that aligns the interests of our NEOs with those of our shareholders and incentivize our NEOs to work toward increasing value for our shareholders. Our equity awards typically are issued under our 2006 and 2009 Incentive Award Plans which are intended to provide incentives for a broad group of people including employees (both NEOs and rank-and-file), directors, consultants who are critical to the success of the Company and the creation of shareholder value.

During 2011, we granted awards of stock options and restricted stock units (“RSUs”) to our NEOs. RSUs create an ownership stake aligned with the interests of shareholders. Stock options provide additional incentive to increase shareholder value. All of the equity-based awards vest over time or upon achievement of specific performance targets, creating both retention and performance incentives.

Our option awards are generally in the form of incentive stock options (“ISOs”), which offer tax benefits if our NEOs satisfy statutory holding period requirements for the ISO shares after exercise (and certain other conditions are met), thereby providing an incentive for our NEOs to hold such shares and further align their interests with those of our shareholders. However, a portion of the stock options granted to Messrs. Ramsbottom and Cohrs were granted as nonqualified stock options to comply with statutory ISO limits. We believe that this mix of awards furthers our compensation objectives by incentivizing our NEOs to remain employed with us, to increase shareholder value and to hold our shares for an extended duration.

No annual equity awards were granted in fiscal year 2009 and more than 50% of the annual equity awards granted to our NEOs in fiscal year 2010 were performance-based RSUs. All of our 2011 stock option and RSU grants vest in annual installments over a three-year period following the grant date, subject to the recipient’s continued employment with the Company, except that a recipient’s award may vest on an accelerated basis upon certain qualifying terminations of employment or in connection with a change in control (as described under “—Potential Payments upon Termination or Change-in-Control” below). We believe that this vesting period provides an appropriate retention incentive, while accelerated vesting (where appropriate) protects executives against forfeiture of their awards in circumstances that are beyond their control, and aligns management’s incentives more closely with the interests of our shareholders.

In addition to these stock options and RSUs, Messrs. Ramsbottom, Cohrs and Morris received grants of phantom units, which include distribution equivalent rights, from RNP, our subsidiary, in connection with their work on RNP’s initial public offering. RNP phantom units were granted by RNP to reward these executives for their efforts in implementing RNP’s initial public offering, to compensate these executives for their services as officers of RNP following the offering, and to create incentives aligned with the interests of the unit holders of RNP. These phantom units vest in annual installments over a three-year period and, like our equity awards, are intended to provide retention incentives linked to equity value and to encourage equity ownership in order to align the interests of these executives with those of RNP’s unit holders (including Rentech). For more information on these phantom unit grants, please see RNP’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 14, 2011.

During fiscal year 2011, the Company issued a total of approximately 1,975,000 RSUs and 3,197,000 stock options to members of management, including the NEOs. In determining appropriate levels of equity grants, our Compensation Committee considered, among other things, the role and responsibility of each NEO and the perceived need to reward and retain the NEO. There were no shares allocated to our management stock purchase program in conjunction with the awards granted in the fiscal year ended September 30, 2011.

The table below sets forth the equity incentive awards that we granted to our NEOs during fiscal year 2011:

	September 30,	September 30,
Name	Stock Options	Restricted Stock Units
D. Hunt Ramsbottom	700,000	300,000
Dan J. Cohrs	411,765	176,471
Tom Samson	—	350,000
Doug Miller	164,706	70,588
Harold Wright	164,706	70,588
Colin Morris	164,706	70,588

Employment Contracts; Severance Benefits

We believe that vulnerability to termination of employment at the senior executive level creates uncertainty for our NEOs that is appropriately addressed by providing severance protections which enable and encourage these executives to focus their attention on their work duties and responsibilities in all situations. We operate in a volatile and acquisitive industry that heightens this vulnerability in the change-in-control context. Accordingly, in order to attract and retain our key managerial talent, we enter into employment agreements with our NEOs which provide for specified severance payments and benefits in connection with certain qualifying terminations of employment. We believe that terminations of employment, both within and outside of the change in control context, are causes of great concern and uncertainty for senior executives and that providing protections to our named executives in these contexts is therefore appropriate in order to alleviate these concerns, and to enable and encourage the executives to focus their attention on their duties and responsibilities to the Company in all situations. In addition, we believe that change in control and severance benefits are essential in order to fulfill our objective of attracting and retaining key managerial talent. As of September 30, 2011, Rentech was party to employment agreements with Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris. Mr. Miller did

not serve as an executive officer as of that date, but he received severance payments under the terms of his employment agreement upon his termination of employment on May 31, 2011. For a description of the specific terms and conditions of each agreement, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “—Potential Payments upon Termination or Change-in-Control” below.

Benefits and Perquisites

We maintain a standard complement of health and retirement benefit plans for our employees, including our NEOs, that provide medical, dental, and vision benefits, flexible spending accounts, a 401(k) savings plan (including an employer-match component), short-term and long-term disability insurance, accidental death and dismemberment insurance and life insurance coverage. These benefits are generally provided to our NEOs on the same terms and conditions as they are provided to our other employees.

We believe that these health and retirement benefits comprise key elements of a comprehensive compensation program. Our health benefits help provide stability and peace of mind to our NEOs, thus enabling them to better focus on their work responsibilities, while our 401(k) plan provides a vehicle for tax-preferred retirement savings with additional compensation in the form of an employer match that adds to the overall desirability of our executive compensation package. Our employee benefits programs are designed to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We periodically review and adjust these employee benefits programs as needed based upon regular monitoring of applicable laws and practices in the competitive market.

As part of the compensation package, we also provide our NEOs with a monthly car allowance and these executives (other than Mr. Wright) also receive reimbursement of certain financial advisor costs. Mr. Samson received a one-time commencement bonus in fiscal year 2011 as an incentive to join our company, as well as certain temporary living costs. We also provided our NEOs with supplemental group term life insurance coverage and life insurance during 2011. The Compensation Committee does not believe that perquisites should play an important role in the compensation of our executives, but also believes that the limited benefits identified here are not a material component of our executive compensation program and are reasonable and in line with those provided to similarly-situated executives in our field.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code

Generally, Section 162(m) of the Internal Revenue Code disallows a tax deduction to any publicly-held corporation for any individual remuneration in excess of $1 million paid in any taxable year to its chief executive officer and each of its other named executive officers, other than its chief financial officer. However, remuneration in excess of $1 million may be deducted if it qualifies as “performance-based compensation” within the meaning of the Internal Revenue Code.

Where reasonably practicable, to the extent that the Section 162(m) deduction disallowance becomes applicable to our named executive officers, the compensation committee may seek to qualify the variable compensation paid to our named executive officers for an exemption from such deductibility limitations. As such, in approving the amount and form of compensation for our named executive officers, the compensation committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m) of the Internal Revenue Code. The compensation committee may, in its judgment, authorize compensation payments that do not comply with an exemption from the deductibility limit in Section 162(m) of the Internal Revenue Code when it believes that such payments are appropriate to attract and retain executive talent.

Section 280G of the Internal Revenue Code

Section 280G of the Internal Revenue Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change in control. In addition, Section 4999 of the Internal Revenue Code imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Internal Revenue Code based on the executive’s prior compensation. In approving compensation arrangements for our NEOs in the future, we expect to consider all elements of the cost of providing such compensation, including the potential impact of Section 280G of the Internal

Revenue Code. However, we may authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Internal Revenue Code and the imposition of excise taxes under Section 4999 of the Internal Revenue Code if we feel that such arrangements are appropriate to attract and retain executive talent.

Under their employment agreements with us, our NEOs are entitled to gross-up payments in the event that any excise taxes are imposed on them. We have historically provided these protections to these senior executives to ensure that they will be properly incentivized in the event of a potential change in control of Rentech to maximize shareholder value in a transaction while minimizing concern for potential consequences of the transaction to these executives.

Section 409A of the Internal Revenue Code

Section 409A of the Internal Revenue Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, substantial additional taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefit plans and arrangements for all of our employees and other service providers, including our NEOs, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Internal Revenue Code.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, for stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of stock options, restricted stock, RSUs and other equity-based awards under equity incentive award plans have been and will be accounted for under ASC Topic 718. We expect that we will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

The Role of Shareholder Say-on-Pay Votes

At our annual meeting of shareholders held in May 2011, we provided our shareholders with the opportunity to cast an advisory vote on our executive compensation program (a “say-on-pay proposal”). A majority of the votes cast on our say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee of the Board of Directors believes this affirms our shareholders’ support of our approach to executive compensation, and, accordingly, did not change its approach to executive compensation in 2011 in connection with the say-on-pay proposal. The Compensation Committee expects to take into consideration the outcome of our shareholders’ future say-on-pay proposal votes when making future compensation decisions for our NEOs. We expect that our next say-on-pay proposal will be submitted to shareholders for an advisory vote at our annual meeting of stockholders in 2014.

The Compensation Committee of the Board of Directors reviews our executive compensation program annually to ensure that our NEOs’ compensation remains tied to the Company’s long-term and short-term performance. The Company lists its goals and its performance with respect to such goals each year in its proxy statement and determines any cash bonuses payable to its NEOs based on its assessment of the Company’s performance against those goals, as described in more detail above under “—Annual Incentive Compensation.” In 2011, the Company met some, but not all, of its stated goals and as a result, all of the Company’s current NEOs received 2011 annual bonuses equal to 50% or less of their target bonuses and their overall cash compensation decreased. In addition, the Company’s long-term incentive awards have historically been subject to performance based vesting requirements. No annual equity awards were granted to the Company’s NEOs in fiscal year 2009 and over 60% (70% in the case of Mr. Ramsbottom) of the NEO’s equity awards in 2010 were performance-based awards tied directly to the achievement of milestones related to commercializing the Company’s alternative energy technologies and building shareholder value. Each of these factors demonstrates a strong alignment between performance and compensation for the Company’s NEOs.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee determined that the Compensation Discussion and Analysis should be included in this report.

Edward M. Stern, Chairman

Michael S. Burke

Halbert S. Washburn

Summary Compensation Table

The following table summarizes the compensation for the fiscal years ended September 30, 2011, 2010 and 2009 for each of the following: (i) our chief executive office (principal executive officer), (ii) our chief financial officer (principal financial officer), and (iii) our three next most highly compensated executive officers as of September 30, 2011.

	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non- Equity Incentive Plan Compen- sation ($)(3)	Change in Pension Value and Deferred Compen- sation ($)	All Other Compen- sation ($) (4)	Total ($)
D. Hunt Ramsbottom, Chief Executive Officer	2011	$434,750	$—	$241,783	$457,258	$220,000	—	$43,244	$1,397,035
	2010	$419,000	$—	$1,289,725	$—	$356,150	—	$31,275	$2,096,150
	2009	$417,500	$—	$50,280	$—	$452,520	—	$30,630	$950,930

Dan J. Cohrs, Chief Financial Officer	2011	$373,875	$—	$142,226	$268,975	$113,250	—	$40,528	$938,854
	2010	$361,075	$—	$857,937	$—	$186,150	—	$44,138	$1,449,300
	2009	$296,500	$—	$215,059	$—	$249,480	—	$62,628	$823,667

Tom Samson, Executive Vice President and Chief Development Officer (5)	2011	$336,317	$25,000	$372,993	$—	$68,000	—	$94,587	$896,897

Douglas M. Miller, Executive Vice President, Project Development (6)	2011	$234,333	$—	$56,890	$107,590	$—	—	$326,666	$725,479
	2010	$351,500	$—	$658,229	$—	$123,025	—	$40,716	$1,173,470
	2009	$351,500	$—	$17,575	$—	$158,175	—	$40,525	$567,775

Harold A. Wright, Senior Vice President and Chief Technology Officer	2011	$276,000	$—	$56,890	$107,590	$55,600	—	$24,243	$520,323
	2010	$266,700	$—	$452,553	$—	$114,750	—	$21,749	$855,752
	2009	$256,800	$—	$16,690	$—	$127,125	—	$21,899	$422,514

Colin M. Morris, General Counsel	2011	$245,350	$—	$56,890	$107,590	$62,100	—	$39,409	$511,339
	2010	$234,750	$—	$411,292	$—	$100,515	—	$36,640	$783,197
	2009	$229,500	$—	$12,620	$—	$113,580	—	$37,471	$393,171

(1)	Represents a one-time commencement payment of $25,000 paid to Mr. Samson in October 2010, pursuant to the terms of his employment agreement.
(2)

Amounts reflect the aggregate grant date fair value of the stock and option awards, calculated in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all of our stock awards made to executive officers in Note 15 to our consolidated financial statements included in the Original 10-K. There can be no assurance that awards will vest or will be exercised, as applicable (in which case no value will be realized by the individual), or that the value upon vesting or exercise, as applicable, will approximate the aggregate grant date fair value determined under ASC Topic 718. The amounts reported for fiscal year 2009 do not match the amounts reported in our 2009 compensation disclosure due to rule amendments which now require that we show the aggregate grant date fair value of these awards for all years.

(3)

Each of our NEOs participates in our annual incentive program and received an annual incentive award based on the achievement of certain pre-established financial and other performance criteria and determined by reference to target bonuses set forth in their respective employment agreements. The non-equity incentive amounts that were awarded in December 2011 and 2010 were paid 100% in cash.

The non-equity incentive amounts that were awarded in December 2009 were payable 90% in cash, with the remaining 10% awarded in the form of RSUs which were issued in December 2009. The value of the RSUs awarded with the allocated portion of the 2009 non-equity incentive amounts is included in the Stock Awards column. The Company made matching grants of RSUs to each named executive officer with a value equal to 10% of the NEO’s 2009 non-equity incentive amounts in December 2009, which are also included in the “Stock Awards” column above.

(4)

Amounts under the “All Other Compensation” column includes 401(k) matching contributions of $10,662, $10,397, $6,865, $7,118, $11,578 and $9,084 for Messrs. Ramsbottom, Cohrs, Samson, Miller, Wright and Morris, respectively, and perquisites, valued at the aggregate incremental cost to Rentech, consisting of automobile allowance, payment for financial and tax planning services and the other payments made by the Company described in the following table. Amounts for Mr. Miller include severance payments totaling $302,192, consisting of target bonus of $175,750, base salary of $117,167, medical benefits of $6,351 and financial and tax planning fees of $2,924.

Perquisites

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name	Auto Allowance	Housing Allowance	Long-Term Disability	Supplemental Life Insurance	Financial and Tax Planning	Total

D. Hunt Ramsbottom	14,400	—	245	252	17,685	32,582

Dan J. Cohrs	12,000	—	245	252	17,634	30,131

Tom Samson	12,000	66,338	224	385	8,775	87,722

Doug Miller	8,000	—	163	280	8,913	17,356

Harold Wright	12,000	—	245	420	—	12,665

Colin Morris	12,000	—	204	420	17,701	30,325

(5)	Mr. Samson will depart Rentech effective February 3, 2012 to pursue other opportunities.
(6)

As required by Item 402(a)(3)(iv) of Regulation S-K, the table includes Mr. Miller because he would have qualified under Item 402(a)(3)(iii) except for the fact that he did not serve as an executive officer of Rentech at the end of the completed fiscal year.

Grants of Plan-Based Awards

The following table sets forth information with respect to the NEOs concerning the grant of plan-based awards during the fiscal year ended September 30, 2011.

	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,		Sep 30,		Sep 30,	Sep 30,
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units		Options		Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)		(#)(1)		($/Sh)	($)(1)

D. Hunt Ramsbottom	10/4/2010	—	—	—	—	—	—	300,000	(2)				$241,783

	10/4/2010	—	—	—	—	—	—			195,500	(3)	$0.95	$127,706

	10/4/2010	—	—	—	—	—	—			120,289	(3)	$0.95	$78,576

	10/4/2010	—	—	—	—	—	—			384,211	(3)	$0.95	$250,976
	2011 Annual Non-Equity Incentive	$0	$440,000	$880,000

Dan J. Cohrs	10/4/2010	—	—	—	—	—	—	176,471	(2)				$142,226

	10/4/2010	—	—	—	—	—	—			315,789	(3)	$0.95	$206,281

	10/4/2010	—	—	—	—	—	—			95,976	(3)	$0.95	$62,694
	2011 Annual Non-Equity Incentive	$0	$226,500	$453,000

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock		All Other Option Awards Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units		Options		Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)		(#)(1)		($/Sh)	($)(1)
Tom Samson	12/27/2010	—	—	—	—	—	—	350,000	(4)				$372,993
	2011 Annual Non-Equity Incentive	$0	$170,000	$340,000
Douglas M. Miller	10/4/2010	—	—	—	—	—	—	70,588	(2)				$56,890
	10/4/2010	—	—	—	—	—	—			164,706	(3)	$0.95	$107,590
	2011 Annual Non-Equity Incentive	$0	$175,750	$351,500
Harold A. Wright	10/4/2010	—	—	—	—	—	—	70,588	(2)				$56,890
	10/4/2010	—	—	—	—	—	—			164,706	(3)	$0.95	$107,590
	2011 Annual Non-Equity Incentive	$0	$139,000	$278,000
Colin M. Morris	10/4/2010	—	—	—	—	—	—	70,588	(2)				$56,890
	10/4/2010	—	—	—	—	—	—			164,706	(3)	$0.95	$107,590
	2011 Annual Non-Equity Incentive	$0	$124,150	$248,300

(1)

All equity grants to NEOs other than Mr. Ramsbottom were made under Rentech’s 2009 Amended and Restated Incentive Award Plan. Mr. Ramsbottom’s RSU award and his two option awards covering 120,289 and 384,211 shares, respectively, were granted under Rentech’s Amended and Restated 2006 Incentive Award Plan, as amended. Mr. Ramsbottom’s option covering 195,500 shares was granted under Rentech’s 2005 Stock Option Plan. Amounts reflect the full grant date fair value of Rentech stock options or RSUs, as applicable, granted during the fiscal year ending September 30, 2011, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the fair value of all compensatory equity awards made to executive officers in Note 15 to our consolidated financial statements included in the Original 10-K. There can be no assurance that awards will vest or will be exercised, as applicable (in which case no value will be realized by the individual), or that the value upon vesting or exercise, as applicable, will approximate the aggregate grant date fair value determined under ASC Topic 718.

(2)

These RSUs vest in three substantially equal installments on October 4, 2011, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting in connection with (i) the executive’s termination of employment by the employer without cause or by the executive for good reason in connection with a change in control of Rentech or (ii) the executive’s death or disability.

(3)

These stock options vest in three substantially equal installments on October 4, 2011, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting in connection with (i) the executive’s termination of employment by the employer without cause or by the executive for good reason in connection with a change in control of Rentech or (ii) the executive’s death or disability.

(4)

These RSUs vest in three substantially equal installments on October 5, 2011, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting in connection with (i) the executive’s termination of employment by the employer without cause or by the executive for good reason in connection with a change in control of Rentech or (ii) the executive’s death or disability.

Narrative Disclosure to Summary Compensation Table

and Grants of Plan-Based Awards Table

Employment Agreements

The employment agreements for Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris continue through December 31, 2012, October 22, 2012, October 5, 2012, November 3, 2012, and November 3, 2012, respectively, subject in each case to automatic one-year renewals absent 90-days’ advance notice from either party to the contrary. Under these employment agreements, Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris are entitled, respectively, to (i) current base salaries, effective January 1, 2012, of $497,200, $426,575, $350,200, $286,350, and $288,030, and (ii) annual incentive bonuses targeted at 100%, 60%, 50%, 50% and 50% of applicable base salary (with actual bonus eligibility for each executive ranging from zero to twice the applicable target). Mr. Samson’s agreement entitles him to certain costs associated with Mr. Samson’s relocation to Los Angeles, California, including transportation and moving expenses, temporary housing expenses and a housing allowance payable during the first three years following his relocation. Mr. Miller’s employment agreement, which terminated on May 31, 2011, provided for a base salary of $351,500 per year and an annual incentive bonus targeted at 50% of base salary.

The employment agreements entitle each executive to a “gross-up” payment from the Company equal to any excise taxes that the executive incurs under Internal Revenue Code Section 280G (and any taxes on such gross-up payment) in connection with a change in control of the Company. In addition, the employment agreements provide for monthly auto allowances, as well as customary indemnification, health, welfare, retirement and vacation benefits. The agreements also contain customary confidentiality and other restrictive covenants. Each of the executives covered by an employment agreement has also executed a corporate confidentiality and proprietary rights agreement. Though not addressed in the employment agreements, each of the NEOs is entitled to accelerated vesting of certain equity awards in the event of a change in control of Rentech. For a discussion of the severance and change-in-control benefits for which our NEOs are eligible under their employment agreements, see “—Potential Payments upon Termination or Change-in-Control” below.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the NEOs, concerning the outstanding equity awards as of September 30, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(1)	Notes
D. Hunt Ramsbottom	250,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	787,500	$1.82	(3)	—	—	—	—	(3)
	—	700,000	—	$0.95	10/4/2020	—	—	—	—	(4)
	1,982,500	—	—	$1.82	(5)	—	—	—	—	(5)
	—	—	—	—	—	—	—	1,000,000	$780,000	(6)
	—	—	—	—	—	150,000	$117,000	—	—	(7)
	—	—	—	—	—	133,226	$103,916	—	—	(8)
	—	—	—	—	—	29,751	$23,206	—	—	(9)
	—	—	—	—	—	300,000	$234,000	—	—	(10)
Dan J. Cohrs	—	411,765	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	108,334	$84,501	—	—	(11)
	—	—	—	—	—	—	—	700,000	$546,000	(6)
	—	—	—	—	—	123,333	$96,200	—	—	(7)
	—	—	—	—	—	16,402	$12,794	—	—	(9)
	—	—	—	—	—	176,471	$137,647	—	—	(10)
Tom Samson	—	—	—	—	—	350,000	$273,000	—	—	(12)
Harold A. Wright	—	164,706	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	—	—	350,000	$273,000	(6)
	—	—	—	—	—	66,667	$52,000	—	—	(7)
	—	—	—	—	—	22,782	$17,770	—	—	(8)
	—	—	—	—	—	9,876	$7,703	—	—	(9)
	—	—	—	—	—	70,588	$55,059	—	—	(10)
Colin M. Morris	75,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	164,706	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	—	—	300,000	$234,000	(6)
	—	—	—	—	—	66,667	$52,000	—	—	(7)
	—	—	—	—	—	37,016	$28,872	—	—	(8)
	—	—	—	—	—	7,467	$5,824	—	—	(9)
	—	—	—	—	—	70,588	$55,059	—	—	(10)

(1)	Calculated based on the $0.78 closing price of Rentech’s common stock on September 30, 2011.
(2)	Represents a stock option award granted on July 14, 2006 that vested in three equal annual installments on each of July 14, 2007, 2008 and 2009.
(3)

Represents a warrant currently held by the Ramsbottom Family Living Trust that vests and expires as follows: (i) half of the warrant vests upon the sooner of Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days or December 31, 2011, subject to Mr. Ramsbottom’s continued employment through the applicable vesting date, and expires on December 31, 2012; and (ii) the other half of the warrant expired on December 31, 2011.

(4)

Represents stock options granted on October 4, 2010 vesting in three substantially equal installments on October 4, 2011, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date (these stock options are referred to below as the 2010 Options).

(5)

Represents a vested warrant currently held by the Ramsbottom Family Living Trust that expires on December 31, 2011. This warrant was originally exercisable for 2,082,500 shares. Mr. Ramsbottom transferred a portion of the warrant exercisable for 100,000 shares to Sally Ramsbottom, his mother.

(6)

Represents RSUs granted on November 17, 2009 that are eligible to vest upon the attainment of milestones related to the development, construction and operation of Rentech’s Rialto Project or another comparable project designated by Rentech’s Compensation Committee. Subject to the executive’s continued employment through the applicable vesting date, sixty percent (60%) of the shares underlying each RSU award will vest upon the closing of financing for the project, twenty percent (20%) of the shares underlying each RSU award will vest upon completion of construction and initial operation of the project facility and twenty percent (20%) of the shares underlying each RSU award will vest upon sustained operation of the project facility (these RSUs are referred to below as the 2009 Performance-Vest RSUs).

(7)

Represents RSUs granted on November 17, 2009 vesting in three equal annual installments on November 17, 2010, 2011 and 2012, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2009 Time-Vest RSUs).

(8)

Represents RSUs granted on November 3, 2009, of which approximately 56% (50% for Mr. Wright) vested upon grant and the remaining portion will vest November 3, 2012, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as Management Stock Purchase Plan RSUs).

(9)

Represents RSUs granted on December 10, 2009, of which 50% vested upon grant and the remaining portion will vest December 10, 2012, subject to the executive’s continued employment through the applicable vesting date (these RSUs are also referred to below as Management Stock Purchase Plan RSUs).

(10)

Represents RSUs granted on October 4, 2010 vesting in three substantially equal annual installments on October 4, 2011, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the 2010 RSUs).

(11)

Represents RSUs granted on December 30, 2008 vesting in three equal annual installments on October 22, 2009, 2010 and 2011, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the Cohrs Inducement RSUs).

(12)

Represents RSUs granted on December 27, 2010 vesting in three equal annual installments on October 5, 2011, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the Samson Inducement RSUs).

Option Exercises and Stock Vested

The following table sets forth information with respect to the NEOs concerning the option exercises and stock vested during the fiscal year ended September 30, 2011.

	September 30,	September 30,	September 30,	September 30,
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
D. Hunt Ramsbottom	—	—	357,687	$447,109
Dan J. Cohrs	—	—	225,250	$271,813
Tom Samson	—	—	—	—
Douglas M. Miller	—	—	137,749	$172,186
Harold A. Wright	—	—	110,932	$138,665
Colin M. Morris	—	—	110,811	$138,514

(1)	Amounts shown are based on the fair market value of Rentech’s common stock on the applicable vesting date.

Potential Payments upon Termination or Change-in-Control

The employment agreements of Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris provide for severance payments upon termination without cause, non-renewal of the executive’s employment agreement and the executive’s resignation for good reason. The employment agreements also provide for payments upon a termination without cause and executive’s resignation for good reason in connection with a change in control at the Company. In addition, certain of the performance share and RSU agreements of Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris identified in the tables below provide for accelerated vesting upon the occurrence of certain of these same events, as described in detail below. In the event that any severance payments to Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris are subject to federal excise taxes under the “golden parachute” provisions of the Internal Revenue Code, Rentech is required to pay the executives a gross-up for any such excise taxes plus any excise, income or payroll taxes owed on the payment of the gross-up for the excise taxes. No severance payments or accelerated vesting events are provided if an NEO is terminated for cause or resigns without good reason.

Termination Not in Connection with a Change in Control

Under the NEOs’ employment agreements, upon termination of the executive’s employment by Rentech without cause, by the executive with good reason or, in the case of Mr. Ramsbottom only, due to a non-renewal of his employment term by Rentech (each as defined in the employment agreements), the executive is entitled to receive: (i) an amount equal to three times (in the case of Mr. Ramsbottom) or one times (in the case of the remaining NEOs) base salary, payable in substantially equal installments over a two-year period (for Mr. Ramsbottom) or a one-year period (for the remaining NEOs), plus (ii) in the case of the remaining NEOs, payment of each executive’s target annual bonus on the date that annual bonuses are paid generally for the year in which termination occurs, and (iii) company-paid continuation health benefits for up to eighteen months following the date of termination. Upon termination of the remaining NEOs’ employment in connection with Rentech’s non-renewal of their respective employment terms, they will be entitled to receive an amount equal to one times base salary, payable over the one-year period following termination, and will be eligible to receive an annual bonus for the year of termination.

In addition, the NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring outside of the context of a change in control of Rentech:

•

The 2010 Options, 2010 RSUs, the 2009 Time-Vest RSUs and the Management Stock Purchase Plan RSUs held by the executive will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

•

The 2009 Performance-Vest RSUs held by the executive will, following the executive’s termination due to his death or disability, remain outstanding and eligible to vest for a period of six months following such termination and will vest if and to the extent that applicable vesting milestones are attained during such period.

•

The Cohrs Inducement RSU will vest upon Mr. Cohrs’ termination (i) without cause or for good reason, as to the number of shares for which the RSU would have vested over the twelve-month period immediately following such termination had Mr. Cohrs remained employed, and (ii) due to Mr. Cohrs’ death or disability, on an accelerated basis with respect to all shares subject to the RSU.

•	The Samson Inducement RSU will, upon Mr. Samson’s termination due to death or disability, vest on an accelerated basis with respect to all shares subject to the RSU.

Change in Control (No Termination)

The NEOs are not entitled to any cash payments based solely on the occurrence of a change in control of Rentech (absent any qualifying termination), however, the following enhanced vesting provisions will apply: the NEOs will be entitled to full accelerated vesting upon such change in control with respect to their Management Stock Purchase Plan RSUs. The 2010 Options, 2010 RSUs, 2009 Time-Vest RSUs, 2009 Performance-Vest RSUs and Samson Inducement RSU are not impacted by a change in control of Rentech (absent a qualifying termination in connection with such change in control).

Termination in Connection with a Change in Control

If the NEOs terminate employment without cause, for good reason or due a non-renewal of his employment term by Rentech, in any case, within three months before or two years after a change in control of Rentech, then the terminated executive will receive the severance described above, except that (i) the base salary component of the executive’s severance will be paid in a lump sum and (ii) if the executive’s actual annual bonus for the year immediately preceding the change in control exceeds his target bonus for the year in which the termination occurs, (A) in the case of Mr. Ramsbottom, he will receive two times base salary plus the amount of such prior-year bonus (instead of three times his base salary) and (B) in the case of the remaining NEOs, each NEO will receive one times base salary plus the amount of such prior-year bonus (instead of base salary plus target annual bonus). The NEOs’ employment agreements entitle each of these executives to a “gross-up” payment from Rentech covering all taxes, penalties and interest associated with any “golden parachute” excise taxes that are imposed on the executives by reason of Internal Revenue Code Section 280G in connection with a change in control of Rentech.

In addition, the NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring in connection with a change in control of Rentech:

•

The 2010 Options, the 2010 RSUs and the 2009 Time-Vest RSUs will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or one year after the change in control.

•	As noted above, the Management Stock Purchase Plan RSUs held by the executive will vest in full upon the change in control (without regard to whether the executive terminates employment).

•

The 2009 Performance-Vest RSUs held by the executive will remain outstanding and eligible to vest for a period of six months following the executive’s termination without cause or for good reason, in either case, occurring within sixty days prior to or one year after the change in control, and these RSUs will vest if and to the extent that applicable vesting milestones are attained during such period.

•

The Cohrs Inducement RSU will vest in full if a change in control occurs within two months after Mr. Cohrs’ termination of employment without cause or for good reason (in addition to vesting in full if the change in control occurs while Mr. Cohrs remains employed).

•	The Samson Inducement RSU will vest in full following his termination without cause or for good reason, in either case, occurring within sixty days prior to or one year after the change in control.

Mr. Miller’s Severance Payments

Mr. Miller departed the Company effective May 31, 2011. Pursuant to the terms of his employment agreement, Mr. Miller is receiving cash severance payments equal to the sum of (a) his annual base salary of $351,500 paid over the one year period after May 31, 2011 and (b) a target bonus of $175,750 which was equal to 50% of his annual base salary which was paid in December 2011. Mr. Miller is receiving monthly payments of $1,588 from the Company for his COBRA premiums for up to 18 months.

The following table summarizes the change-in-control and/or severance payments and benefits to which we expect that our NEOs (other than Mr. Miller, whose actual severance payments and benefits are described above) would have become entitled if the relevant event(s) had occurred on September 30, 2011, in accordance with applicable disclosure rules.

	September 30,	September 30,		September 30,		September 30,		September 30,		September 30,
Name	Benefit	Termination without Cause or for Good Reason ($)		Termination due to Non- Renewal ($)		Termination due to Death/ Disability ($)		Qualifying Termination in Connection with a Change in Control		Change in Control (No Termination)
D. Hunt Ramsbottom	Cash Severance	$1,320,000	(1)	$1,320,000	(1)	—		$1,320,000	(2)	—
	Value of Accelerated Stock Awards(3)	—		—		$478,122	(4)	$1,258,122	(5)	$127,122	(6)
	Value of Accelerated Option Awards(7)	—		—		$0	(8)	$0	(9)	—
	Value of Healthcare Premiums	$28,580	(10)	$28,580	(10)	—		$28,580	(10)	—
	Value of Excise Tax Gross-Up	—		—		—		$—	(11)	$—	(11)
	Total	$1,348,580		$1,348,580		$478,122		$2,606,702		$127,122
Dan J. Cohrs	Cash Severance	$604,000	(12)	$377,500	(13)	—		$604,000	(14)	—
	Value of Accelerated Stock Awards(3)	$84,501	(15)	—		$331,141	(16)	$877,141	(17)	$97,294	(18)
	Value of Accelerated Option Awards(7)	—		—		$0	(19)	$0	(20)	—
	Value of Healthcare Premiums	$28,580	(10)	—		—		$28,580	(10)	—
	Value of Excise Tax Gross-Up	—		—		—		$—	(11)	$—	(11)
	Total	$717,081		$377,500		$331,141		$1,509,721		$97,294
Tom Samson	Cash Severance	$510,000	(12)	$340,000	(13)	—		$510,000	(14)	—
	Value of Accelerated Stock Awards(3)	—		—		$273,000	(21)	$273,000	(22)	—
	Value of Accelerated Option Awards	—		—		—		—		—
	Value of Healthcare Premiums	$28,580	(10)	—		—		$28,580	(10)	—
	Value of Excise Tax Gross-Up	—		—		—		$—	(11)	$—	(11)
	Total	$538,580		$340,000		$273,000		$811,580		$—

	September 30,	September 30,		September 30,		September 30,		September 30,		September 30,
Name	Benefit	Termination without Cause or for Good Reason ($)		Termination due to Non- Renewal ($)		Termination due to Death/ Disability ($)		Qualifying Termination in Connection with a Change in Control		Change in Control (No Termination)
Harold A. Wright	Cash Severance	$417,000	(12)	$278,000	(13)	—		$417,000	(14)	—
	Value of Accelerated Stock Awards(3)	—		—		$132,532	(23)	$405,532	(24)	$25,473	(25)
	Value of Accelerated Option Awards(7)	—		—		$0	(26)	$0	(27)	—
	Value of Healthcare Premiums	$28,580	(10)	—		—		$28,580	(10)	—
	Value of Excise Tax Gross-Up	—		—		—		$—	(11)	$—	(11)
	Total	$445,580		$278,000		$132,532		$851,112		$25,473
Colin M. Morris	Cash Severance	$372,450	(12)	$248,300	(13)	—		$372,450	(14)	—
	Value of Accelerated Stock Awards(3)	—		—		$141,756	(28)	$375,756	(29)	$34,697	(30)
	Value of Accelerated Option Awards(7)	—		—		$0	(31)	$0	(32)	—
	Value of Healthcare Premiums	$10,589	(10)	—		—		$10,589	(10)	—
	Value of Excise Tax Gross-Up	—		—		—		$—	(11)	$—	(11)
	Total	$383,039		$248,300		$141,756		$758,795		$34,697

(1)	Represents three times Mr. Ramsbottom’s annual base salary, payable over the two-year period after his termination date.
(2)	Represents three times Mr. Ramsbottom’s annual base salary, payable in a lump sum upon termination.
(3)	Value of RSUs determined by multiplying the number of accelerating RSUs by the fair market value of Rentech’s common stock ($0.78) on September 30, 2011.
(4)

Represents the aggregate value of 300,000 unvested 2010 RSUs, 150,000 unvested 2009 Time-Vest RSUs and 162,977 unvested Management Stock Purchase Plan RSUs held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on September 30, 2011.

(5)

Represents the aggregate value of (i) 300,000 unvested 2010 RSUs, 150,000 unvested 2009 Time-Vest RSUs and 1,000,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on September 30, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech, and (ii) 162,977 unvested Management Stock Purchase Plan RSUs. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on September 30, 2011 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Ramsbottom vested in full on such date) and (B) the relevant change in control occurred on September 30, 2011 (and, accordingly, the unvested Management Stock Purchase Plan RSUs held by Mr. Ramsbottom vested in full on such date).

(6)	Represents the aggregate value of 162,977 unvested Management Stock Purchase Plan RSUs held by Mr. Ramsbottom that would have vested on an accelerated basis upon a change in control of Rentech.

(7)	Value of options determined by multiplying the fair market value of Rentech’s common stock ($0.78) on September 30, 2011, less the applicable exercise price, by the number of accelerating options.
(8)

Represents the aggregate value of 700,000 unvested 2010 Options held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on September 30, 2011.

(9)

Represents the aggregate value of 700,000 unvested 2010 Options held by Mr. Ramsbottom that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on September 30, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(10)

Represents the cost of Company-paid continuation health benefits for eighteen months, based on our estimated costs to provide such coverage. For purposes of continuation health benefits, a “qualifying termination in connection with a change in control” means: (i) for Mr. Ramsbottom, a termination without cause, for good reason or due to Rentech’s non-renewal of his employment agreement within three months before or two years after a change in control of Rentech, and (ii) for the remaining NEOs, a termination without cause or for good reason within three months before or two years after a change in control of Rentech.

(11)

Represents tax gross-up payments to compensate for excise taxes imposed by Section 4999 of the Internal Revenue Code on the payments and benefits provided (as well as any related taxes on such payment). The assumptions used to calculate the excise tax gross-up include the following: an excise tax rate of 20%, a federal tax rate of 25%, California state tax rate of 8.0929% (in the case of Mr. Ramsbottom) or 7.3846% (in the case of the remaining NEOs) and a Medicare tax rate of 1.45%.

(12)	Represents the executive’s annual base salary, payable over the one-year period after his termination date, plus his target annual incentive bonus.
(13)	Represents the executive’s annual base salary, payable over the one-year period after his termination date.
(14)	Represents the executive’s annual base salary plus target bonus, payable in a lump sum upon termination.
(15)

Represents the aggregate value of 108,334 unvested Cohrs Inducement RSUs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on September 30, 2011 (based on the number of Cohrs Inducement RSUs that would have vested over the one-year period following Mr. Cohrs termination, had he remained employed).

(16)

Represents the aggregate value of 108,334 unvested Cohrs Inducement RSUs, 176,471 unvested 2010 RSUs, 123,333 unvested 2009 Time-Vest RSUs, unvested 16,402 Management Stock Purchase Plan RSUs held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on September 30, 2011.

(17)

Represents the aggregate value of (i) 176,471 unvested 2010 RSUs, 123,333 unvested 2009 Time-Vest RSUs and 700,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on September 30, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech, (ii) 108,334 unvested Cohrs Inducement RSUs, and (iii) 16,402 unvested Management Stock Purchase Plan RSUs. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on September 30, 2011 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Cohrs vested in full on such date) and (B) the relevant change in control occurred on September 30, 2011 (and, accordingly, the unvested Cohrs Inducement RSUs and the unvested Management Stock Purchase Plan RSUs held by Mr. Cohrs, in each case, vested in full on such date).

(18)

Represents the aggregate value of 16,402 unvested Management Stock Purchase Plan RSUs held by Mr. Cohrs and 108,334 unvested Cohrs Inducement RSUs, in each case, that would have vested on an accelerated basis upon a change in control of Rentech.

(19)

Represents the aggregate value of 411,765 unvested 2010 Options held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on September 30, 2011.

(20)

Represents the aggregate value of 411,765 unvested 2010 Options held by Mr. Cohrs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on September 30, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(21)

Represents the aggregate value of 350,000 unvested Samson Inducement RSUs that would have vested on an accelerated basis upon Mr. Samson’s termination due to his death or disability on September 30, 2011.

(22)

Represents the aggregate value of 350,000 unvested Samson Inducement RSUs that would have vested on an accelerated basis if Mr. Samson terminated employment without cause or for good reason as of September 30, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(23)

Represents the aggregate value of 70,588 unvested 2010 RSUs, 66,667 unvested 2009 Time-Vest RSUs, unvested 32,658 Management Stock Purchase Plan RSUs held by Mr. Wright that would have vested on an accelerated basis upon Mr. Wright’s termination due to death or disability on September 30, 2011.

(24)

Represents the aggregate value of (i) 70,588 unvested 2010 RSUs, 66,667 unvested 2009 Time-Vest RSUs and 350,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Wright terminated employment without cause or for good reason on September 30, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech, and (ii) 32,658 unvested Management Stock Purchase Plan RSUs. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on September 30, 2011 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Wright vested in full on such date) and (B) the relevant change in control occurred on September 30, 2011 (and, accordingly, the unvested Management Stock Purchase Plan RSUs held by Mr. Wright vested in full on such date).

(25)	Represents the aggregate value of 32,658 unvested Management Stock Purchase Plan RSUs held by Mr. Wright that would have vested on an accelerated basis upon a change in control of Rentech.
(26)

Represents the aggregate value of 164,706 unvested 2010 Options held by Mr. Wright that would have vested on an accelerated basis upon Mr. Wright’s termination due to death or disability on September 30, 2011.

(27)

Represents the aggregate value of 164,706 unvested 2010 Options held by Mr. Wright that would have vested on an accelerated basis if Mr. Wright terminated employment without cause or for good reason on September 30, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(28)

Represents the aggregate value of 70,588 unvested 2010 RSUs, 66,667 unvested 2009 Time-Vest RSUs, unvested 44,483 Management Stock Purchase Plan RSUs held by Mr. Morris that would have vested on an accelerated basis upon Mr. Morris’ termination due to death or disability on September 30, 2011.

(29)

Represents the aggregate value of (i) 70,588 unvested 2010 RSUs, 66,667 unvested 2009 Time-Vest RSUs and 300,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Morris terminated employment without cause or for good reason on September 30, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech, and (ii) 44,483 unvested Management Stock Purchase Plan RSUs. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on September 30, 2011 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Morris vested in full on such date) and (B) the relevant change in control occurred on September 30, 2011 (and, accordingly, the unvested Management Stock Purchase Plan RSUs held by Mr. Morris vested in full on such date).

(30)	Represents the aggregate value of 44,483 unvested Management Stock Purchase Plan RSUs held by Mr. Morris that would have vested on an accelerated basis upon a change in control of Rentech.
(31)

Represents the aggregate value of 164,706 unvested 2010 Options held by Mr. Morris that would have vested on an accelerated basis upon Mr. Morris’ termination due to death or disability on September 30, 2011.

(32)

Represents the aggregate value of 164,706 unvested 2010 Options held by Mr. Morris that would have vested on an accelerated basis if Mr. Morris terminated employment without cause or for good reason on September 30, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

Director Compensation

The following table sets forth compensation information with respect to our non-employee directors as of the end of the last fiscal year.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael S. Burke	$45,000	$75,075	$—	—	—	—	$120,075
General Wesley K. Clark	$25,000	$75,075	$19,497	—	—	—	$119,572
Michael F. Ray	$35,000	$75,075	$—	—	—	—	$110,075
Ronald M. Sega	$35,972	$75,075	$—	—	—	—	$111,047
Edward M. Stern	$44,028	$75,075	$—	—	—	—	$119,103
Halbert S. Washburn	$46,250	$75,075	$—	—	—	—	$121,325
John A. Williams	$30,000	$75,075	$—	—	—	—	$105,075
Dennis L. Yakobson	$48,750	$75,075	$—	—	—	—	$123,825

(1)

The amount reflects the aggregate grant date fair value for the 2011 awards, calculated in accordance with the applicable guidance. The “Stock Awards” column includes both grants of stock and RSUs. We provide information regarding the assumptions used to calculate the value of all stock awards granted in Note 15 – Accounting for Stock Based Compensation in our Original 10-K – to our financial statements.

Directors who are employees of Rentech do not receive additional compensation for their services on the Board. The compensation plan for nonemployee directors provides for an annual retainer of $30,000 to be paid in $7,500 quarterly increments to each outside director. The Chairman of the Board receives an additional fee of $25,000 per year. Additional cash compensation is provided for participation in committees of the Board, up to a maximum of $15,000 per year for all committee work. The Chairman of the Audit Committee receives $15,000 per year; the Chairman of the Compensation and the Chairman of the Nominating Committee receive $7,500 per year; and regular committee members receive $5,000 per year. Directors are reimbursed for reasonable out-of-pocket expenses incurred in their capacity as directors. No additional cash fees are paid to directors for attendance at Board or committee meetings.

Each newly elected non-employee member of the Board is granted a five-year, fully-vested option to purchase 20,000 shares of the Company’s common stock at the fair market value of the Company’s common stock on the date of grant. Each non-employee director serving immediately following the Company’s annual meeting of shareholders also is granted the number of shares of fully vested Company common stock obtained by dividing $50,000 by the fair market value of the Company’s common stock on the date of grant, rounded up to the nearest 100 shares. Each non-employee director serving immediately following the Company’s annual meeting of shareholders also is granted a RSU with a vesting period of one year equal in value to $25,000 based on the Black-Scholes option-pricing model at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant, determined in accordance with our Incentive Plan. The stock option will vest in a single installment on the earlier of the one year anniversary of the date of grant and the Company’s annual meeting of shareholders, subject to the director’s continued Board service through such date.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2011, the following individuals served as members of the Compensation Committee: Michael S. Burke, Halbert S. Washburn, and Edward M. Stern. None of these individuals has ever served as an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Rentech’s common stock as of January 13, 2012 by (i) all owners of record or those who are known to Rentech to beneficially own more than 5% of the issued and outstanding shares of Rentech’s common stock, (ii) each director and NEO identified in the tables under “Executive Compensation,” and (iii) by all named executive officers and directors as a group:

	September 30,	September 30,
Directors and Executive Officers (1)(2)(3) Listed in alphabetical order	Amount and Nature of Beneficial Ownership (4)	Percent of Class (5)
Michael S. Burke	297,600	*
General Wesley K. Clark	75,000	*
Dan J. Cohrs	509,180	*
Douglas M. Miller(6)	393,101	*
Colin M. Morris	409,258	*
D. Hunt Ramsbottom (7)(8)	1,745,110	*
Michael F. Ray (9)	441,337	*
Tom Samson	73,874	*
Ronald M. Sega	267,600	*
Edward M. Stern	307,600	*
Halbert S. Washburn	314,600	*
John A. Williams(10)	960,953	*
Harold A. Wright	362,041	*
Dennis L. Yakobson (11)	613,604	*

All Directors and Executive Officers as a Group (14 persons)	6,770,858	3.0%

	September 30,	September 30,
Beneficial Owners of More than 5%	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc. (12)	16,612,430	7.4%
Vanguard Group, Inc. (13)	12,996,730	5.8%

*	Less than 1%.
(1)

Except as otherwise noted and subject to applicable community property laws, each shareholder has sole or shared voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 10877 Wilshire Blvd., Suite 600, Los Angeles, CA 90024.

(2)

If a person has the right to acquire shares of common stock subject to options, RSUs vesting or other convertible or exercisable securities within 60 days of January 13, 2012, then such shares (including certain restricted stock units which are fully vested but will not be yet paid out until the earlier of the recipient’s termination and three years from the applicable award date, subject to any required payment delays arising under applicable tax laws) are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options and warrants may be acquired within 60 days of January 13, 2012 and are included in the table above:

•	Michael S. Burke — 91,500 under options;

•	General Wesley K. Clark — 20,000 under options;

•	Dan J. Cohrs — 137,255 under options;

•	Colin M. Morris — 129,902 under options;

•	D. Hunt Ramsbottom — 483,333 under options and 373,750 under warrants;

•	Michael F. Ray — 86,500 under options;

•	Ronald M. Sega — 76,500 under options;

•	Edward M. Stern — 91,500 under options;

•	Halbert S. Washburn — 86,500 under options;

•	John A. Williams — 914,453 under additional shares to be issued pursuant to earn-out payments as described in note 10 below and 46,500 under options;

•	Harold A. Wright — 54,902 under options;

•	Dennis L. Yakobson — 186,500 under options; and

•	all directors and executive officers as a group —1,490,892 under options, 914,453 under additional shares (see note 10 below) and 373,750 under warrants.

(3)	The Security Ownership table above does not include the following:

(A) performance based stock units held by NEOs that vest upon the value weighted average price for Rentech stock equaling $3.00 or higher on or before October 12, 2014:

•	Dan J. Cohrs — 397,812 stock units

•	Colin M. Morris — 190,000 stock units;

•	D. Hunt Ramsbottom — 800,625 stock units;

•	Tom Samson — 222,775 stock units; and

•	Harold Wright – 190,000 stock units; and

(B) unvested RSUs and options that will vest assuming the continued employment of the officer beyond each applicable vesting date:

•	Dan J. Cohrs — 694,487 RSUs and 274,510 options;

•	Colin M. Morris — 459,622 RSUs and 109,804 options;

•	D. Hunt Ramsbottom — 1,274,949 RSUs and 466,667 options;

•	Tom Samson — 343,057 RSUs; and

•	Harold Wright – 208,052 RSUs and 109,804 options.

(4)	Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the Securities and Exchange Commission.
(5)	Based on 225,230,961 shares of common stock outstanding as of January 13, 2012.
(6)	Reflects Mr. Miller’s holdings as of May 31, 2011, his last day of employment with the Company.
(7)

Includes a warrant currently held by the Ramsbottom Family Living Trust for 373,750 shares. The warrant fully vested on December 31, 2011. The exercise price of the warrant is $1.82 per share. Mr. Ramsbottom is a trustor and trustee of the Ramsbottom Family Living Trust.

(8)

Includes 55,000 shares held for the benefit of Mr. Ramsbottom’s children as to which Mr. Ramsbottom disclaims beneficial ownership and 10,000 shares held by the L.E. Ramsbottom Living Trust owned by Mr. Ramsbottom’s spouse as to which Mr. Ramsbottom disclaims beneficial ownership.

(9)	Includes 7,500 shares held by Mr. Ray’s spouse’s IRA as to which Mr. Ray disclaims beneficial ownership.
(10)

Includes 914,453 additional shares to be issued by March 31, 2012 to Mr. Williams as a former stockholder of SilvaGas Holdings Corporation (“SilvaGas”) in satisfaction of all potential earn-out payments under the merger agreement the Company entered into with SilvaGas.

(11)	Includes 20,000 shares held in custodial accounts as to which Mr. Yakobson disclaims beneficial ownership.
(12)

Based on information in a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on November 10, 2011 for its holdings as of October 31, 2011. BlackRock reported that it has sole power to vote and to dispose of all 16,612,430 shares. BlackRock’s principal business office address is 40 East 52nd Street, New York, NY 10022.

(13)

Based on information in a Form 13F filed by Vanguard Group, Inc. (“Vanguard”) with the SEC on November 15, 2011 for its holdings as of September 30, 2011. Vanguard reported that it has sole power to vote and to dispose of 12,764,055 shares and shared power to vote and to dispose of the remaining shares. Vanguard’s office address is P.O. Box 2600, Valley Forge, PA 19482-2600.

Equity Compensation Plan Information

The following table provides information as of September 30, 2011 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

	September 30,	September 30,	September 30,
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,975,000	$0.79	15,830,000
Equity compensation plans not approved by security holders	2,666,000	$1.42	—

Total	13,641,000	$0.91	15,830,000

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

Ownership of Common Units of Rentech’s Public Subsidiary

None of the directors or NEOs listed above directly hold any common units in the Company’s publicly traded subsidiary, RNP. On December 13, 2011 each of Messrs. Ramsbottom, Cohrs and Morris were granted phantom units of RNP common units in the amounts of 33,273, 23,158 and 18,334, respectively. Such phantom units will vest in three equal parts on each of the next three anniversaries of November 9, 2011.

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

Mr. Williams was a greater than 10% stockholder of SilvaGas when it was acquired by the Company in June of 2009 pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”). In addition to the consideration paid at the closing, the former SilvaGas stockholders were entitled to receive additional shares of the Company’s common stock as earn-out consideration. In addition, approximately 6,800,000 of the shares of our common stock issuable at closing were be deposited with an escrow agent to support certain indemnification obligations of the SilvaGas stockholders. Fifty percent of the escrow shares were to be released after two years if no claims were made against them and the remaining fifty percent were to be released after three years. No claims have been made to date and fifty percent of the escrow shares were released in December 2010 in exchange for extending the survival date of certain of the SilvaGas stockholders representations, warranties and covenants by an additional six months.

On December 28, 2011 the Company entered into Amendment No. 2 (the “Amendment”) to the Merger Agreement with Milton Farris, as Stockholder Representative, John A. Williams and certain other former stockholders of SilvaGas. Pursuant to the terms of the Amendment, the parties agreed to amend the Merger Agreement to: (a) release the remaining 3,409,092 shares of Company common stock held in escrow pursuant to the terms of the Merger Agreement and its associated escrow agreement, on or prior to December 31, 2011; (b) provide for the payment of 2.0 million shares of Company common stock by March 31, 2012 to the former stockholders of SilvaGas in satisfaction of all potential earn-out payments provided for in the Merger Agreement; and (c) provide for a release of the Company by the former stockholders of SilvaGas from all claims they may have related to the Merger Agreement and its associated transactions and documents.

For identification of each director determined to be independent, see Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees billed and expected to be billed for professional audit services rendered by PricewaterhouseCoopers LLC for fiscal years 2011 and 2010 and fees billed and expected to be billed for other services rendered by PricewaterhouseCoopers LLC for fiscal years 2011 and 2010.

	September 30,	September 30,
	Fiscal Year	Fiscal Year
	2011	2010
PricewaterhouseCoopers LLP:
Audit Fees (1)	$882,480	$1,047,235
Audit-Related Fees (2)	11,175	15,000
Tax Fees (3)	96,619	157,000
All Other Fees	—	—

Total	$990,274	$1,219,235

(1)

Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of Rentech’s consolidated financial statements for fiscal years ended September 30, 2011 and 2010, and for the audit of Rentech’s internal control over financial reporting and for reviews of the financial statements included in Rentech’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with SEC filings, and consultations on financial accounting and reporting standards arising during the course of the audit for fiscal years 2011 and 2010.

(2)	Represents fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s financial statements, and are not reported as Audit Fees.
(3)	Represents the aggregate fees billed and expected to be billed for Rentech’s 2011 and 2010 tax return and tax consultation regarding various issues including property and sales tax issues.

The Audit Committee is required to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002). Non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee pre-approved all fees incurred in fiscal year 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.

The information required by this Item is included in Part II, Item 8 of this report.

(b) Exhibits.

See Exhibit Index.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 23, 2009 among Rentech, Inc., SilvaGas Holdings Corporation, RTK Acquisition Sub, Inc., RTK Acquisition Sub, LLC, John A. Williams as the Principal Stockholder, Milton Farris as the Stockholder Representative and the other stockholders of the SilvaGas Holdings Corporation party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on June 24, 2009).

2.2	Membership Interest Purchase Agreement, dated April 12, 2011 by and between Biomass Energy Holdings LLC and GCSEC Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on April 15, 2011).

3.1	Amended and Restated Articles of Incorporation, dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2005, filed by Rentech on May 9, 2005).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2008, filed by Rentech on May 9, 2008).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on May 14, 2010).

3.5	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended September 30, 2004 filed by Rentech on December 9, 2004).

3.6	Articles of Amendment to the Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on August 5, 2011).

4.1	Stock Purchase Warrant, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on September 23, 2004).

4.2	Registration Rights Agreement, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Rentech on September 23, 2004).

4.3	Warrant to Purchase 1,000,000 Shares of Common Stock by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on January 19, 2006).

4.4	Indenture dated April 18, 2006, by and between Rentech, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Rentech on April 18, 2006).

4.5	Officers’ Certificate to Indenture dated April 18, 2006 to Indenture (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Rentech on April 18, 2006).

4.6	Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Rentech on April 18, 2006).

4.7	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on April 20, 2007).

4.8	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on January 20, 2009).

4.9	Warrant Agreement, dated June 23, 2009 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 24, 2009).

4.10	Tax Benefit Preservation Plan, dated as of August 5, 2011, Rentech, Inc. and Computershare Trust Company, N.A., which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Rentech on August 5, 2011).

10.1*	Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by Rentech January 28, 2009).

10.2*	Amended and Restated Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated December 31, 2008 (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by Rentech on January 28, 2009).

10.3*	Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2008 filed by Rentech on December 15, 2008).

10.4*	Employment Agreement by and between Rentech, Inc. and Tom Samson, dated October 5, 2010 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.5*	Employment Agreement with Colin Morris (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.6*	Rentech, Inc. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.7	Stock Purchase Agreement, dated June 24, 2009, between Rentech, Inc. and the Buyers party thereto (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 25, 2009).

10.8	Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rentech on April 21, 2006).

10.9	Rider to the Lease Agreement dated as of April 21, 2006 by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rentech on April 21, 2006).

10.10	Second Amendment to Lease, dated January 21, 2010, by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on January 26, 2010).

10.11*	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 20, 2006).

10.12*	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed by Rentech on February 9, 2005).

10.13*	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on March 29, 2007).

10.14*	First Amendment to Rentech’s Amended and Restated 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.15*	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

10.16*	First Amendment to Rentech’s 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.17**	Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed by Rentech on August 9, 2007).

10.18*	Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.19*	Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.20*	Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 23, 2009).

10.21	Distribution Agreement, dated April 26, 2006, by and between Royster-Clark Resources LLC and Rentech Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.22	Amendment to Distribution Agreement, dated October 13, 2009, among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S., Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.23	Assignment and Assumption Agreement, dated as of September 29, 2006, by and between Royster-Clark, Inc., Agrium U.S. Inc. and Rentech Development Corporation (incorporated by reference to Exhibit 10.3 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.24	Credit Agreement, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on February 1, 2010).

10.25	Guarantee and Collateral Agreement, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on February 1, 2010).

10.26	Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on February 1, 2010).

10.27	Amendment to Credit Agreement, Waiver and Collateral Agent Consent, dated July 21, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 26, 2010).

10.28	Incremental Loan Assumption Agreement, dated July 21, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Incremental Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on July 26, 2010).

10.29	Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent, dated November 24, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 29, 2010).

10.30	Second Incremental Loan Assumption Agreement, dated November 24, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Incremental Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 29, 2010).

10.31	Project Support Agreement, dated September 3, 2010 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on September 10, 2010).

10.32	Amended and Restated Distribution Agreement dated February 9, 2011, between Rentech, Inc. and Knight Capital Americas, L.P., successor in interest to Knight Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rentech on February 9, 2011).

10.33*	Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 13, 2011).

10.34	Credit Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC as Sole Bookrunner, Sole Syndication Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 14, 2011).

10.35	Guarantee and Collateral Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on June 14, 2011).

10.36	Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed on June 14, 2011).

10.37	Contribution, Conveyance and Assignment Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Development Corporation, Rentech Nitrogen Holdings, Inc., Rentech Nitrogen GP, LLC, Rentech Nitrogen Partners, L.P. and Rentech Energy Midwest Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.38	Omnibus Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Nitrogen GP, LLC and Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.39	Services Agreement, dated as of November 9, 2011, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen GP, LLC and Rentech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.40	Credit Agreement, dated as of November 10, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 15, 2011).

10.41	Guaranty and Security Agreement, dated as of November 10, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor and General Electric Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 15, 2011).

10.42***	Indemnification Agreement dated November 9, 2011, by and between Rentech Nitrogen Partners, L.P. and D. Hunt Ramsbottom (all other Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates of execution, are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K).

12.1***	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed by Rentech on December 15, 2008).

21***	Subsidiaries of Rentech, Inc.

23.1***	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101***	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.
***	Previously filed with the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH, INC.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and President

Date: January 30, 2012