Form 10-KT
period 2011-12-31
RENTECH INC /CO/
filed 2012-03-15
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from October 1, 2011 to December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was approximately $198.9 million (based upon the closing price of the common stock on June 30, 2011, as reported by the NYSE Amex).

The number of shares of the registrant’s common stock outstanding as of February 29, 2012 was 225,360,551.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the Securities and Exchange Commission, or SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I, Item 1A. Risk Factors” and from time to time in our periodic reports and registration statements filed with the SEC. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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

PART I

ITEM 1.	BUSINESS

Change in Fiscal Year End

On February 1, 2012, our board of directors approved a change in our fiscal year end from September 30 to December 31. As a result of this change, we are filing this Transition Report on Form 10-K for the three-month transition period ended December 31, 2011. References to any of our fiscal years mean the fiscal year ending September 30 of that calendar year.

Company Overview

Our vision is to be a provider of clean energy solutions. We own and develop technologies that enable the production of certified synthetic fuels and renewable power when integrated with certain other third-party technologies. Our clean energy technology portfolio includes the Rentech-SilvaGas biomass gasification technology, or the Rentech-SilvaGas Technology, and the Rentech-ClearFuels biomass gasification technology, or the Rentech-ClearFuels Technology, which can produce synthesis gas, or syngas, from biomass and waste materials for production of renewable power and fuels. Renewable hydrogen can also economically be separated out of the syngas produced using the Rentech-ClearFuels Technology. We also own the patented Rentech Process which is based on Fischer-Tropsch, or FT, chemistry. The Rentech Process can convert syngas from our or others’ gasification technologies into complex hydrocarbons that then can be upgraded into fuels or chemicals using refining technology that we license.

We also own, through our wholly owned subsidiaries, the general partner interest and 60.8% of the common units representing limited partner interests in RNP, a publicly traded partnership. Through its wholly owned subsidiary, RNLLC, RNP manufactures natural-gas based nitrogen fertilizer products at its facility in East Dubuque, Illinois, or the East Dubuque Facility, and sells such products to customers located in the Mid Corn Belt region of the United States. Our ownership interest in RNP currently entitles us to 60.8% of all distributions made by RNP to its common unit holders, which distributions can be used for general corporate purposes. We intend to maintain a majority interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP in a manner that dilutes our ownership interest in RNP. On November 9, 2011, RNP completed an initial public offering of its common units. For further information regarding the initial public offering, see “—RNP’s Initial Public Offering.”

Alternative Energy Business Overview

We are working to advance the commercial deployment of our alternative energy technologies, in combination with third party technologies, through licensing and project development with partners. We are pursuing investments in related and complementary technologies and businesses through joint development efforts and acquisitions.

We own SilvaGas Holding Corporation, or SilvaGas, and the Rentech-SilvaGas Technology, which can convert a wide range of biomass and waste feedstocks, including wood, wood residues, straw, switch grass, refuse-derived fuel, energy crops and agricultural residues, into syngas. We own a 95% equity ownership interest in ClearFuels Technology, Inc., or ClearFuels. ClearFuels is a bio-energy gasification and project development company that owns technology that can convert cellulosic biomass feedstock, such as wood waste and sugar cane bagasse, into syngas. In November 2011, we completed construction of a demonstration-scale Rentech-ClearFuels gasifier, or the Rentech-ClearFuels Gasifier, at our Product Demonstration Unit, or the PDU, which has been partially funded by a grant from the United States Department of Energy, or the DOE.

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

The Rentech Process can produce synthetic diesel fuels, or RenDiesel® fuels, that are clean burning and have lower emissions of regulated pollutants, such as nitrogen oxides, sulfur oxides and particulate matter, than traditional petroleum-based diesel fuels. These fuels either meet or exceed all fuel and environmental standards presently applicable in North America, including the American Society for Testing and Materials, or ASTM, D-975 standard for diesel fuel, which is the specification used for regular diesel fuel. RenDiesel fuels conform to CEN CWA 15940, the European specification for paraffinic diesel fuels from synthesis or hydrotreatment.

The Rentech Process can also produce synthetic jet fuel, or RenJet® fuel, which, when blended with conventional jet fuel, meets jet fuel specifications for military jet fuel and commercial Jet A and Jet A-1 fuels. Synthetic jet fuel produced from the Rentech Process meets ASTM specifications for use of up to a 50% blend with traditional jet fuel in commercial aviation, and it has been certified by the United States Air Force for use in its aircrafts. RenJet fuel conforms to DefStan 91-91 Issue 7, Annex D, the European specification for jet fuel.

We believe that fuels and power produced from biomass using our technologies will have very low lifecycle carbon footprints, approaching zero in some cases, depending on the type and source of the feedstock. Using biomass for fuels and power production can also divert the feedstock from disposal in landfills or other uses that generally have greater lifecycle carbon footprints. With respect to fossil feedstocks such as coal and natural gas, a DOE study of the life-cycle greenhouse gas emissions from the production of fuels from fossil feedstocks using FT chemistry concluded that, when carbon capture and sequestration are used, the resulting emissions are lower than those generated in the traditional production of petroleum-derived fuels. Because a high percentage of the carbon dioxide, or CO2, produced by our processes is isolated as part of our standard plant designs, we believe that carbon capture and sequestration could be readily achieved in coal or natural gas-to-liquids projects utilizing our technology if an economical option for sequestration can be identified.

We have constructed and operate the PDU, a demonstration-scale plant at our Rentech Energy Technology Center, or the RETC, located in Commerce City, Colorado, which we believe is the only operating integrated FT synthetic transportation fuels facility in the United States. The PDU is capable of producing approximately ten barrels per day of synthetic fuels. Since coming on-stream in 2008, we have produced thousands of gallons of ultra-clean synthetic fuels from natural gas at the PDU. Our jet and diesel fuel have been used by the United States Air Force, United Air Lines, Inc. and Audi of America, Inc., among others. As discussed above, we have constructed the Rentech-ClearFuels Gasifier, which has been integrated with the existing demonstration facility at the PDU. In November 2011, we completed construction on the Rentech-ClearFuels Gasifier and we began the process of commissioning and startup. The Rentech-ClearFuels Gasifier is expected to produce syngas from biomass feedstocks, which would enable us to produce jet and diesel fuel from biomass at the PDU at demonstration scale.

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

Nitrogen Fertilizer Business Overview

The East Dubuque Facility, which is located in East Dubuque, Illinois, has been in operation since 1965, with infrequent unplanned shutdowns. Through its wholly owned subsidiary, RNLLC, RNP produces primarily anhydrous ammonia, or ammonia, and urea ammonium nitrate solution, or UAN, at the East Dubuque Facility, using natural gas as its primary feedstock. Substantially all of RNP’s products are nitrogen-based. Our operating revenues in the three months ended December 31, 2011 were derived almost exclusively from sales of products by RNLLC.

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

The East Dubuque Facility can produce up to approximately 830 tons of ammonia per day, with the capacity to upgrade up to approximately 450 tons of ammonia to produce up to approximately 1,100 tons of UAN per day. During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, RNLLC produced approximately 63,000, 273,000 tons and 267,000 tons, respectively, of ammonia, and approximately 68,000, 312,000 tons and 287,000 tons, respectively, of UAN. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, ammonia and UAN combined accounted for approximately 96%, 91% and 89%, respectively, of RNLLC’s total gross profit. The East Dubuque Facility has the flexibility to vary its product mix significantly, which permits it to upgrade its ammonia production into varying amounts of UAN, nitric acid and liquid and granular urea each season, depending on market demand, pricing and storage availability.

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

Acquisitions

We are pursuing acquisitions of assets, technologies and businesses related to our two business segments. In our alternative energy business, we intend to consider acquisitions that provide cash flow, enable the commercial deployment of our technologies or employ related and complementary technologies. In our fertilizer business, we intend to consider acquisitions related to our assets and expertise that may benefit from the partnership structure of our subsidiary, RNP. We believe that our liquidity currently gives us significant leverage in negotiating transactions, and that undervalued assets may be available for acquisition. Our objective in any acquisition is to achieve returns on investment at least commensurate with the risk of such investment. Acquisitions may be for stock, cash, or other consideration. However, acquisitions involve numerous risks and uncertainties, including the potential unavailability of financing, if needed, difficulties in completing any transaction on sufficiently favorable terms and the possibility that any expected benefits of the acquisition may not be realized. As a result, there can be no assurance that we will be able to complete any acquisitions on a timely basis or at all.

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

Research and Development Program

We intend to continue to develop and enhance our technologies while also reducing our level of spending on research and development. Our research and development activities are headquartered at the RETC, where we recently integrated the Rentech-ClearFuels Gasifier with the PDU and where we have skilled technical, engineering and operating teams that work at our laboratories and demonstration-scale plants. Our laboratories contain equipment and facilities that support the continued development and testing of our technologies, as well as complementary technologies. The facilities allow us to conduct online analysis of feedstock and products. We are actively pursuing funding from governmental and strategic research partners, both to reduce our spending on research and development and to participate in the development of conversion technologies that may enable commercialization of our energy business. The $23 million grant from the DOE for our integrated bio-refinery is an example of such funding.

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

We have successfully produced synthetic fuels from natural gas at the PDU in Commerce City, Colorado in a series of campaigns since August 2008. We expect to begin producing synthetic fuels from biomass during the first half of calendar year 2012 through the operation of the Rentech-ClearFuels Gasifier. We believe that the PDU is the only operating integrated FT synthetic fuels facility in the United States producing transportation fuels. The PDU is designed to produce approximately ten barrels per day of synthetic jet and diesel fuels and demonstrates the design, construction and operation of a synthetic fuels facility utilizing the Rentech Process. Achieving production at the PDU was the result of the operation and integration of all processes at the PDU, including the steam methane reformer for the production of synthesis gas; the conversion of the synthesis gas in our reactor into clean hydrocarbons; the separation of our catalyst from the wax produced from the reactor; and the processing and upgrading of the hydrocarbons into synthetic fuels, using hydrocracking and hydrotreating technologies provided by UOP LLC, or UOP, a wholly owned subsidiary of Honeywell International, Inc. We and UOP maintain an alliance that provides customers with a single source of technology for syngas clean-up, conversion and product upgrading. In the near term, we expect operations at the PDU to enable us to:

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

Rentech-SilvaGas Technology

The patented Rentech-SilvaGas Technology generates medium-British Thermal Unit, or BTU, syngas through the gasification of varying types of biomass feedstocks such as forestry products, pulp and paper residue, agricultural byproducts and energy crops. Biomass feedstock is loaded into the gasifier and mixed with hot sand, turning it into syngas and residual char. The residual char and sand are separated from the syngas by a cyclone separator and discharged to a combustor. The sand is then reheated in the combustor by adding air and burning the residual char and carbon. The reheated sand is removed from the combustion gas by a cyclone separator and returned to the gasifier. The resulting syngas can then be fed into a gas turbine or boiler for renewable power production. The syngas may also be used in combination with the Rentech Process or other processes for the production of renewable fuels.

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

Rentech-ClearFuels Technology

The Rentech-ClearFuels Technology produces medium-BTU syngas from cellulosic feedstocks through the use of a high efficiency hydrothermal reformer. The syngas can be used to produce renewable power or be processed through Rentech’s technology or other technologies to produce renewable fuels. We believe that renewable hydrogen also can economically be separated out of the syngas produced using the Rentech-ClearFuels Technology.

The Rentech-ClearFuels Technology has operated at pilot scale in excess of 10,000 hours and multiple third parties, including Idaho National Laboratory and Hawaii Natural Energy Institute, have independently validated the results of the pilot scale data. We expect the Rentech-ClearFuels Technology to be exhibited at demonstration scale of up to 20 tons per day by the Rentech-ClearFuels Gasifier at the RETC. We completed construction of the Rentech-ClearFuels Gasifier in November 2011, and we expect that production using the Rentech-ClearFuels Gasifier will begin in the first half of calendar year 2012. We have begun the process of commissioning and startup of the Rentech-ClearFuels Gasifier.

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

Clean Air and Renewable Energy Laws

The Clean Air Act Amendments of 1990, or the CAAA, established several programs in order to improve air quality by, among other things, imposing restrictions on the emissions of hazardous pollutants into the atmosphere. As a means to address common sources of air pollution such as automobiles, trucks and electric power plants, the CAAA encourages the development and sale of alternative fuels as the nation attempts to meet national air quality standards. In addition, beginning on October 15, 2006, the United States Environmental Protection Agency, or the EPA, required diesel vehicles traveling on interstate highways to operate using ultra-low sulfur diesel. Furthermore, California has promulgated state-specific standards to reduce the sulfur content of diesel fuel. Synthetic diesel fuel produced using the Rentech Process currently exceeds the requirements of Federal and state low-sulfur standards, is clean burning fuel, and should therefore be attractive to fuel buyers and users.

In 2002, the California Legislature passed Senate Bill 1078 establishing California’s Renewable Portfolio Standard, or the CRPS. As modified by subsequent legislation and executive orders, the CRPS requires retail sellers of electricity regulated by the California Public Utilities Commission to procure or produce power representing 20% of their retail sales from renewable sources by 2010. On July 31, 2010, the California Air Resources Board adopted the Renewable Electricity Standard, or the RES, which requires all utilities, including municipal utility districts, and other load-serving entities to procure or produce power representing 33% of their retail sales from renewable resources by 2020, as prescribed by the Global Warming Solutions Act of 2006. The California Legislature subsequently passed legislation codifying the 33% increase in the CRPS, which was signed into law on April 12, 2011. We expect that future biomass-to-electricity plants employing the Rentech-SilvaGas Technology will meet both the CRPS and RES requirements.

The Renewable Fuel Standard, or the RFS, created under the Energy Policy Act of 2005, as amended, or EPACT 2005, and subsequently expanded by the Energy Independence and Security Act of 2007, or EISA 2007, established four distinct renewable fuel categories and associated volumetric blending requirements that in aggregate reach 36 billion ethanol gallon equivalents by 2022, although the EPA has the authority to reduce such requirements, if necessary. The mandate, which was created under the authority of the Clean Air Act, or the CAA, requires the blending of renewable diesel fuels with conventional diesel fuels. Fuels produced from renewable feedstock using the Rentech Process will qualify as renewable diesel fuels.

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

An obligated party under the RFS, which includes any refiner or importer of petroleum-based gasoline or diesel fuel, demonstrates compliance with the RFS through the acquisition of unique Renewable Identification Numbers, or RINs, assigned to produced or imported renewable fuel based upon the energy content of the fuel relative to ethanol. Each year, obligated parties under the RFS must acquire sufficient RINs to demonstrate compliance with their Renewable Volume Obligation, or RVO. RINs may be traded freely between renewable fuel producers, marketers, obligated parties and other investors in RINs, and their price is generally determined between purchasers and sellers of RINs. EISA 2007 created one RIN category for each of the four volumetric blending requirements under the RFS. RenDiesel fuel, as a cellulosic diesel fuel, is expected to receive a cellulosic biofuel RIN in any project that uses cellulosic materials as feedstock. RenDiesel fuel, when derived from biomass, would receive 1.6 RINs per gallon.

The American Recovery and Reinvestment Act of 2009, or ARRA, provided funding to several renewable energy programs, including funding for advanced biofuel production technologies. Rentech and ClearFuels, received an award under this program for approximately $23 million for the Rentech-ClearFuels Gasifier recently constructed at the PDU. The fiscal year 2012 budget for the DOE includes more than $70 million to support biomass conversion research and development.

Currently, 29 states and the District of Columbia have Renewable Portfolio Standards, which require utilities to source a certain percentage of their electric power from renewable power facilities, while another nine states have non-binding goals for use of electric power. This could create market demand for renewable power technologies such as Rentech’s biomass gasifiers.

In 2006, the California Legislature passed Assembly Bill 32, or AB-32, or the Global Warming Solutions Act of 2006. AB-32 is intended to reduce greenhouse gas emissions in California to 1990 levels by 2020. The Low Carbon Fuel Standard, or LCFS, under AB-32 requires regulated parties, which are California-based refiners or importers of gasoline or diesel fuel, to reduce the carbon content per BTU, or the “carbon intensity,” in the transportation fuels they sell in California by at least 10% by 2020. LCFS credits will be assigned to each gallon of renewable fuel that has a carbon intensity value below that of equivalent petroleum fuel. We expect that RenDiesel fuel will be entitled to receive LCFS credits. Regulated parties must comply with the LCFS on an annual basis beginning in 2011, although regulated parties have until April 30 of the following year to purchase any additional LCFS credits (in excess of LCFS credits earned) necessary to comply with the LCFS.

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

Our Nitrogen Fertilizer Business

We also own, through our wholly owned subsidiaries, the general partner interest and 60.8% of the common units representing limited partner interests in RNP, a publicly traded partnership that, through its wholly owned subsidiary, RNLLC, manufactures natural-gas based nitrogen fertilizer products at the East Dubuque Facility and sells such products to customers located in the Mid Corn Belt region of the United States.

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

The following table sets forth the East Dubuque Facility’s current rated production capacity for the listed products in tons per day and tons per year, and RNLLC’s product storage capacity:

	September 30,	September 30,	September 30,
Product	Approximate Production Capacity		Product Storage Capacity
	Tons /Day	Tons /Year

Ammonia	830	302,950	40,000 tons (2 tanks); 15,000 tons(1)
UAN	1,100	401,500	80,000 tons (2 tanks)
Urea (liquid / granular)	400 / 140	146,000 / 51,100	12,000 granular ton warehouse
Nitric acid	380	138,700	Limited capacity is not a factor
CO2(2)	650	237,250	1,900 tons

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

(2)

In order to provide adequate space for the ammonia capacity expansion project, RNLLC expects to reduce the East Dubuque Facility’s CO2 production capacity to 350 tons per day and 127,750 tons per year in March 2012. See “—Expansion Projects.”

The following table sets forth the amount of products produced by, and shipped from, the East Dubuque Facility for the three months ended December 31, 2011 and 2010, and the fiscal years ended September 30, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,		Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
	(in thousands of tons)
Products Produced
Ammonia	63	75	273	267	267
UAN	68	86	312	287	274
Urea (liquid / granular)	34	43	155	145	162
Nitric acid	27	35	126	111	104
CO2	16	34	109	107	95
Products Shipped
Ammonia	55	44	125	153	126
UAN	65	79	315	294	267
Urea (liquid / granular)	7	7	29	32	36
Nitric acid	3	3	15	11	9
CO2	15	34	110	107	95

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

RNP is pursuing some, and intends to continue to evaluate additional, opportunities to increase its profitability by expanding its production capabilities and product offerings, including with the following expansion projects:

•

Urea Expansion and Diesel Exhaust Fluid Build-Out. RNP has commenced a project to increase its urea production capacity by approximately 13%, or 50 tons per day. The additional urea could be marketed as liquid urea or upgraded into UAN, both of which sell at a premium to ammonia per nutrient ton. As part of this project, RNP has commenced the installation of mixing, storage and load-out equipment that would enable it to produce and sell diesel exhaust fluid, or DEF, from the urea produced at the East Dubuque Facility. DEF is a urea-based chemical reactant that is intended to reduce nitrogen oxide emissions in the exhaust systems of certain diesel engines of trucks and off-road farm and construction equipment. As an industrial product, DEF would diversify RNP’s product mix and its potential customer base. RNP believes that there is an expanding market for DEF, with the potential for long-term off-take contracts on favorable terms. RNP expects the urea expansion and DEF build-out project to cost approximately $6.0 million to complete, and such project is being funded with a portion of the net proceeds from the Offering. We believe that this expansion project could be completed by the end of 2012.

•

Ammonia Capacity Expansion Project. RNP has commenced construction of a project that is designed to increase ammonia production at the East Dubuque Facility by approximately 70,000 tons annually, for sale or upgrade to additional products, and to increase its ammonia storage capacity by approximately 20,000 tons. This project is on a schedule that we expect will fit with planned downtime for its 2013 turnaround. Based on the engineering work completed to date, including Front End Engineering and Design, or FEED, RNP’s preliminary estimate is that this project could be completed by the end of 2013. RNP expects that this project could cost approximately $100 million to complete. RNP has entered into a credit agreement (referred to as the 2012 Credit Agreement), which provides for a $135.0 million senior secured credit facility, including a $100.0 million capital expenditures facility, or the CapEx Facility. With the exception of FEED, which was funded using a portion of the net proceeds from the Offering, RNP intends to use borrowings under the CapEx Facility to fund the ammonia capacity expansion project. For a more complete discussion of the 2012 Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Nitrogen Products Manufacturing”.

Products

RNLLC’s product sales are heavily weighted toward sales of ammonia and UAN, which together made up 80% or more of its total revenues for the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011, 2010 and 2009. A majority of RNLLC’s products are sold through its distribution agreement with Agrium, as described below in “—Marketing and Distribution,” with the exception of CO2, which RNLLC sells directly to customers in the food and beverage market at negotiated contract prices. Although ammonia and UAN may be used interchangeably in some cases, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, transportation, handling and application equipment, each of which vary among these two products. During the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011, 2010 and 2009, RNLLC sold more than 90% of its nitrogen products to customers for agricultural uses, with the remaining portion being sold to customers for industrial uses.

Ammonia. RNLLC produces ammonia, the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. RNLLC’s ammonia processing unit has a current rated capacity of approximately 830 tons per day. RNLLC’s ammonia product storage consists of two 20,000 ton tanks at the East Dubuque Facility and 15,000 tons of leased storage in Niota, Illinois. Ammonia is used in the production of all other products produced at the East Dubuque Facility, except CO2.

UAN. UAN is a liquid fertilizer that has a slight ammonia odor, and, unlike ammonia, it does not need to be refrigerated or pressurized when transported or stored. The East Dubuque Facility has two UAN storage tanks with a combined capacity of 80,000 tons.

Urea. RNLLC sells its urea solution in its liquid state, processed into granular urea through its urea granulation plant to create dry granular urea (46% nitrogen concentration) or upgraded into UAN. RNLLC assesses market demand for each of these three end products and allocates our produced urea solution as appropriate. RNLLC sells liquid urea primarily to industrial customers in the power, ethanol and diesel emissions markets. Although RNLLC believes that there is high demand for its granular urea in agricultural markets, it sells granular urea primarily to customers in specialty urea markets where the spherical and consistent size of the granules resulting from its “curtain granulation” technology generally commands a premium price. The East Dubuque Facility has a 12,000 ton capacity bulk warehouse that can be used for dry bulk granular urea storage.

Nitric Acid. RNLLC produces nitric acid through two separate nitric acid plants at the East Dubuque Facility. Nitric acid is either sold to third parties or used within the East Dubuque Facility for the production of ammonium nitrate solution, as an intermediate from which UAN is produced. RNLLC believes that the East Dubuque Facility has sufficient storage capacity available for efficient loading of nitric acid.

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

During the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011, 2010 and 2009, RNLLC sold 80% or more of the nitrogen fertilizer products produced at the East Dubuque Facility through Agrium pursuant to the distribution agreement, and sold the remaining amounts directly to customers. RNLLC’s management pre-approves price, quantity and other terms for each sale through Agrium, and it pays Agrium only a commission for its services. RNLLC’s rights under the distribution agreement include the right to store specified amounts of its ammonia for a monthly fee at Agrium’s ammonia terminal in Niota, Illinois, which serves as another location where its ammonia is sold. RNLLC’s right to store ammonia at Agrium’s terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless it delivers a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, RNLLC’s right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. Outside of the distribution agreement, RNLLC also sells its CO2 directly to customers on a contract-by-contract basis.

Under the distribution agreement, RNLLC pays commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current rate of 5%, which is the maximum allowable rate under the distribution agreement during the first 10 years of the agreement. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, the effective commission rate associated with sales under the distribution agreement was 2.6%, 4.3%, 4.2% and 2.3% respectively.

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

In certain limited cases, RNLLC transports its products by barge or rail, and is responsible for the associated transportation costs. RNLLC owns a barge dock on the Mississippi River and it delivers some of its products to customers by barge. RNLLC also ships some of its products by barge to its leased storage facility in Niota, Illinois, another location from which its customers may pick up its products by truck. RNLLC also owns a rail spur that connects to the Burlington Northern Santa Fe Railway, and the Canadian National Railway Company or its predecessors have provided rail service to the East Dubuque Facility since 1966.

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

Customers

RNLLC derives substantially all of its revenues and cash flows from the production and sale of nitrogen fertilizers, and it sells a majority of its nitrogen products to customers located in its core market. RNLLC sold over 90% of its nitrogen products to customers for agricultural uses during the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011, 2010 and 2009. Given the nature of its business, and consistent with industry practice, RNLLC generally does not have long-term minimum sales contracts for fertilizer products with any of its customers.

In the aggregate, RNLLC’s top five ammonia customers represented approximately 54%, 46%, 52% and 49%, respectively, of its ammonia sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, and its top five UAN customers represented approximately 53%, 50%, 60% and 60%, respectively, of its UAN sales for these periods. In addition, Twin States Inc., or Twin States, accounted for approximately 7%, 6%, 10% and 11%, respectively, of RNLLC’s total product sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009. Growmark, Inc., or Growmark, accounted for approximately 20%, 7%, 8% and 11%, respectively, of RNLLC’s total product sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, approximately 1%, 3%, 7% and 0%, respectively, of RNLLC’s total product sales were to Agrium as a direct customer (rather than a distributor) and approximately 7%, 15%, 11% and 5%, respectively, of RNLLC’s total product sales were to Crop Production Services, Inc., or CPS, a controlled affiliate of Agrium.

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

Another seasonal factor affecting the nitrogen fertilizer industry is the effect of weather-related conditions on ability to transport products by barge on the Upper Mississippi River. During portions of the winter, the Upper Mississippi River cannot be used for transport due to lock closures, which could preclude the transportation of nitrogen products by barge during this period and may increase transportation costs. However, only approximately 2.3% and 0.0% of the ammonia and UAN tonnage, respectively, that RNLLC sold during the three months ended December 31, 2011 was transported from the East Dubuque Facility by barge. Also, only approximately 4.4% and 3.7% of the ammonia and UAN tonnage, respectively, that RNLLC sold during the three-year period ended September 30, 2011 was transported from the East Dubuque Facility by barge.

The following table shows total tons of RNLLC’s products shipped for each quarter presented below:

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,	Fiscal Years Ended September 30,
	2011	2011	2010	2009
	(in thousands of tons)
Ammonia
Quarter ended December 31	55	44	45	44
Quarter ended March 31		20	22	5
Quarter ended June 30		43	51	67
Quarter ended September 30		18	35	10
UAN
Quarter ended December 31	65	79	57	42
Quarter ended March 31		30	25	28
Quarter ended June 30		129	112	93
Quarter ended September 30		77	100	104
Other Nitrogen Products
Quarter ended December 31	10	10	7	11
Quarter ended March 31		12	14	11
Quarter ended June 30		15	12	15
Quarter ended September 30		7	10	8
CO2
Quarter ended December 31	15	34	15	18
Quarter ended March 31		27	24	22
Quarter ended June 30		26	32	28
Quarter ended September 30		23	36	27

Total Tons Shipped	145	594	597	533

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

Raw Materials

The principal raw material used to produce nitrogen fertilizer products is natural gas. RNLLC historically has purchased natural gas in the spot market, through the use of forward purchase contracts, or a combination of both. RNLLC uses forward purchase contracts to lock in pricing for a portion of the East Dubuque Facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. RNLLC’s policy is to purchase natural gas under fixed-price forward contracts to produce the products that have been sold under product prepayment contracts for later delivery, effectively fixing a substantial portion of the gross margin on pre-sold product. RNLLC is able to purchase natural gas at competitive prices due to its connection to the Northern Natural Gas interstate pipeline system which is within one mile of the East Dubuque Facility. The pipeline is connected to Nicor Inc.’s distribution system at the Chicago Citygate receipt point from which natural gas is transported to the East Dubuque facility. Though RNLLC does not purchase natural gas for the purpose of resale, it occasionally sells natural gas when contracted quantities received exceed production requirements and storage capacities. The location of RNLLC’s receipt point has allowed it to obtain relatively favorable natural gas prices for its excess natural gas on the Chicago Citygate price point created by the stable residential demand for the commodity in the city of Chicago, Illinois. During the two years ended December 31, 2011, the average price of natural gas on this price point exceeded that of the Inside FERC Northern Natural Gas Ventura and Demarcation Indices, which are used to determine the prices for the natural gas RNLLC purchases. During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, natural gas purchased and used in production by RNLLC was approximately 2.3 billion cubic feet, 10.3 billion cubic feet, 9.9 billion cubic feet and 10.1 billion cubic feet, respectively.

Changes in the levels of natural gas prices and market prices of nitrogen-based products can materially affect our financial position and results of operations. Natural gas prices in the United States have experienced significant fluctuations over the last few years, increasing substantially in 2008 and subsequently declining to lower levels in 2009, 2010, 2011 and 2012. The price changes have been driven by several factors, including changes in the demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Several recent discoveries of large natural gas deposits in North America, combined with advances in technology for natural gas production also have caused large increases in the estimates of available natural gas reserves and production in the United States, contributing to significant reductions in the market price of natural gas. One major factor in the recent decrease in natural gas prices has been the use of technologies, including hydraulic fracturing and horizontal drilling, that have substantially increased the amount of natural gas produced in the United States. Hydraulic fracturing is the process of fracturing the underground formation with water, sand and chemicals under high pressure to recover natural gas from coalbeds and shale gas formations that otherwise may have been inaccessible. Horizontal drilling involves drilling a well from the surface to a subsurface location and then proceeding horizontally, which typically exposes significantly more reservoir rock to the well bore and thus results in greater potential natural gas recovery than traditional vertical drilling. Seasonal fluctuations in natural gas prices exist within each year resulting from various supply and demand factors, including, but not limited to, the severity of winter weather and its effect on consumer and industrial demand for heating, the severity of summer weather and its effect on industrial demand by utilities for electrical generation, and hurricane activity in the Gulf of Mexico.

Competition

RNLLC competes with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than it is and have significantly greater financial and other resources than it does.

RNLLC believes that customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product at the critical application times. The East Dubuque Facility’s proximity to RNLLC’s customers provides it with a competitive advantage over producers located further away from our customers. The nitrogen fertilizer facilities closest to the East Dubuque Facility are located in Fort Dodge, Iowa, Creston, Iowa and Port Neal, Iowa, approximately 190 miles, 275 miles and 300 miles, respectively, from the East Dubuque Facility, and in Lima, Ohio, approximately 350 miles to the east of the East Dubuque Facility. RNLLC’s physical location in the center of the Mid Corn Belt provides it with a strategic placement and transportation cost advantage, compared to other producers who must ship their products over greater distances to its market area. The combination of RNLLC’s proximity to its customers and its storage capacity at the East Dubuque Facility also allows its customers to better time the pick-up and application of its products, as deliveries from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer and planting may occur. However, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. If a new nitrogen fertilizer facility is completed in RNLLC’s core market, it could benefit from the same competitive advantage associated with the location of the East Dubuque Facility. As a result, the completion of such a facility could have a material adverse effect on our results of operations and financial condition.

RNLLC plans to continue to operate the East Dubuque Facility with natural gas as its primary feedstock. Competitors may have access to cheaper natural gas or other feedstocks that could provide them with a cost advantage. Depending on its magnitude, the amount of this cost advantage could offset the savings RNLLC may experience on transportation and storage costs as a result of its location. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, RNLLC’s average prices for natural gas were $4.71 per one million British thermal units, or MMBtus, $4.76 per MMBtu, $4.95 per MMBtu and $5.67 per MMBtu, respectively.

Our Intellectual Property and Patents

As of March 2, 2012, we owned or licensed 49 issued and 37 pending United States utility patents and patent applications pertaining to the Rentech Process, the Rentech-SilvaGas Technology, the Rentech-ClearFuels Technology, and related processes, including the applications of these processes, the products made by the Rentech Processes and the materials used in connection with the Rentech Processes. We also protect certain of our technologies abroad in foreign countries. As of March 2, 2012, we owned or licensed 50 issued non-domestic patents and 142 pending non-domestic patent applications (all of which are counterparts to our United States utility patents).

The Rentech Process uses our iron-based catalyst, which we have patented. We currently have several pending United States and foreign patent applications that claim improvements to certain aspects of the Rentech Process and the Rentech-ClearFuels Technology. A portion of our patents are related to the Rentech-SilvaGas Technology, and several of our patent applications deal with conditioning the syngas from the Rentech-SilvaGas Technology for use in the Rentech Process for production of synthetic fuels.

The term of a utility patent is generally 20 years from the earliest priority date for the application in the United States Patent and Trademark Office, or the USPTO. Patents that are in force on or that will issue on an application that was filed before June 8, 1995 have a term that is the greater of the 20 year term noted above or 17 years from the patent grant. Our first patent matured from an application that was filed in 1992 and expired 17 years from the grant date and our next patent that will expire is in March 2012. Our most recent application was filed in February 2012.

We have registered RENTECH® as a trademark and it is listed on the Primary Register of the USPTO. The use of RENTECH® as just the name, or with the stylized bubbles that comprise our corporate logo, will identify and distinguish our services from those of other companies. We have also registered or are in the process of registering the RENTECH® mark in certain foreign jurisdictions. We have registered RENJET®, RENCHEM® and RENDIESEL® as trademarks on the Primary Register of the USPTO and in Canada. The use of these trademarks identifies fuels and chemicals produced using the Rentech Process. We have filed intent to use trademark applications domestically and in Canada for the mark RENPOWER™. These marks are representative of the names under the Rentech product umbrella that we intend to use for certain fuel, chemical and power products to be marketed by us.

In conjunction with the Offering, we filed intent to use trademark applications in the United States for the mark RENTECH NITROGEN™. This mark identifies fertilizer products and related services offered by RNP and its subsidiaries.

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

Regulation

The ownership and operation of nitrogen fertilizer and alternative energy facilities are subject to extensive United States federal, state and local environmental, health and safety laws and regulations, including those governing and imposing liability for the discharge of pollutants into the air and water, the management and on-site and off-site disposal of chemicals, byproducts, including waste water and spent catalyst, and hazardous wastes, worker health and safety, the investigation and cleanup of contamination at currently and formerly owned or operated sites, as well as third party sites that may have been impacted by our operations, and for natural resource damages related to any releases of hazardous substances. Our facilities and operations must comply with these environmental laws and regulations. For example, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we could be held strictly or jointly and severally liable for the removal and remediation of any hazardous substance contamination at our currently or formerly owned or operated facilities, at off-site properties (where migration of contamination from our facilities occurred) and at third party waste disposal sites at which our wastes were disposed. Because of our operations, the history of industrial or commercial uses at our currently and formerly owned and operated facilities, and the use, production, disposal and possible release of hazardous substances and wastes at or from those facilities, we may be subject to liability under environmental laws. We could also be subject to liability for personal injury based on human exposure to or natural resource damages from hazardous substances or wastes released or disposed of at or from our currently or formerly owned or operated facilities.

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

Implementation of Carbon Dioxide Emissions Reduction Strategy

There has been a broad range of proposed or promulgated state, national and international laws and regulations focusing on greenhouse gas, or GHG, emissions and reduction. These proposed or promulgated regulations of GHG emissions apply or could apply to projects utilizing our technologies in countries where we currently have, or may in the future have, projects or customers. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation or precursors for possible regulation that do or could affect our operations include:

•

The Kyoto Protocol which was initially adopted in 1997 and came into effect in 2005 with the goal of reducing certain GHG emissions, including carbon dioxide. A number of countries that are parties to the Kyoto Protocol have instituted or are considering climate change legislation and regulations, including the European Union’s Emissions Trading System, or ETS, among others.

•

AB-32, which requires the California Air Resources Board, or CARB, to develop regulations and market mechanisms that will ultimately reduce California’s GHG emissions to 1990 levels by 2020. CARB passed final cap and trade regulations on October 20, 2011 that will require regulated businesses to submit allowances beginning in 2013.

•

The Greenhouse Gas Reduction Targets Act, or GGRTA, enacted by the government of British Columbia, Canada in 2008, which seeks to reduce GHG emissions to at least 33% below 2007 levels by 2020. It also includes the long-term target of an 80% reduction below 2007 levels by 2050. The government of British Columbia also has enacted various components of a climate action plan designed to meet those goals, including a carbon tax.

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

•

In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as the East Dubuque Facility, must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the CAA. Phase I and II of the Greenhouse Gas Tailoring Rule became effective on January 2, 2011 and July 1, 2011, respectively.

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

Employees and Labor Relations

As of December 31, 2011, we had 175 non-unionized and salaried employees, and 90 unionized employees. Of these employees, 118 non-unionized and salaried employees were employed in our alternative energy segment. We believe that we have good relations with our employees. The General Partner has one labor contract in place covering the unionized employees. This contract is effective until October 17, 2012. Neither we nor any of our subsidiaries, including RNP, have experienced work stoppages in the recent past.

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

Construction and the development of projects will require that we identify and arrive at acceptable contracts with construction and other vendors. Among these contracts required for development of a project may be an engineering, procurement and construction, or EPC, contract that we seek to enter into with a prime contractor and with terms satisfactory to lenders in the project finance market. We cannot assure you that we will be able to enter into such contracts on acceptable terms or at all, and our failure to do so would generally limit our access to project finance lenders who require that an acceptable EPC contract be in place before funding a project. If we are unable to enter into acceptable contracts with construction and other vendors related to our projects in the future, we would not be able to implement our business plan as expected and we would be materially adversely affected.

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

Additionally, the extreme volatility in the cost of crude oil results in significant variances in the market price of petroleum based fuels. For instance, during the three months ended December 31, 2011, the price of crude oil per barrel fluctuated from approximately $79 to $101. As crude oil prices rose and fell, so did the price of gasoline and other petroleum-derived products. The price at which we can sell our synthetic fuels will be dependent upon the market price for petroleum based fuels despite the fact that our costs of feedstock may or may not correspond to the cost of crude oil. This discrepancy in cost may negatively impact our ability to develop, build and operate commercial scale synthetic fuels plants or our ability to license our technology.

Risks Related to Our Nitrogen Fertilizer Business

Our nitrogen fertilizer operations may become unprofitable and may require substantial working capital financing.

During the three months ended December 31, 2011 and each of the five fiscal years ended September 30, 2011, 2010, 2009, 2008 and 2007, our nitrogen fertilizer business generated positive income from operations and positive cash flow from operations. However, during the fiscal year ended September 30, 2006, we operated at a net loss despite the fact that we generated positive cash flow from operations. In prior fiscal years, we sustained losses and negative cash flow from operations. Our profits and cash flow are subject to changes in the prices for our products and our main input, natural gas, which are commodities, and, as such, the prices can be volatile in response to numerous factors outside of our control. Our profits depend on maintaining high rates of production of our products, and interruptions in operations at the East Dubuque Facility, could materially adversely affect our profitability. If we are not able to operate the East Dubuque Facility at a profit or if we are not able to retain cash or access a sufficient amount of additional capital for working capital for our nitrogen fertilizer operations, our business, financial condition, cash flow and results of operations could be materially adversely affected, which could adversely affect the trading price of our common stock.

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

A major factor underlying the current level of demand for corn and the use of nitrogen fertilizer products is the current production level of ethanol in the United States. Ethanol production in the United States is dependent in part upon a myriad of federal and state incentives. Such incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. Studies showing that expanded ethanol production may increase the level of GHGs in the environment, or other factors, may reduce political support for ethanol production. For example, the Volumetric Ethanol Excise Tax Credit, or the VEETC, provided for a 45 cents per gallon tax credit to blenders and refiners for gasoline that has been blended with ethanol. On June 16, 2011, the United States Senate voted to eliminate the VEETC, and even though it was never ultimately repealed, the VEETC expired on December 31, 2011. We cannot guarantee that the VEETC will be renewed or that any other ethanol-related subsidy will be implemented in its place. Furthermore, the current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass. If the VEETC is not renewed (or if another ethanol-related subsidy is not implemented in its place) or if an efficient method of producing ethanol from cellulose-based biomass is developed and commercially deployed at scale, the demand for corn may decrease significantly. Any reduction in the demand for corn and, in turn, for nitrogen fertilizer products could have a material adverse effect on our results of operations and financial condition.

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

We have a number of competitors in the nitrogen fertilizer business in the United States and in other countries, including state-owned and government-subsidized entities. Our principal competitors include domestic and foreign fertilizer producers, major grain companies and independent distributors and brokers, including Koch, CF Industries, Agrium, Gavilon, LLC, CHS Inc., Transammonia, Inc. and Helm Fertilizer Corp. Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, certain of our competitors have announced that they currently have expansions planned or underway to increase production capacity of their nitrogen fertilizer products. Furthermore, there are a few dormant nitrogen production facilities located outside of the States of Illinois, Indiana and Iowa that are scheduled to resume operations in the near future. We may face additional competition due to the expansion of facilities that are currently operating and the reopening of currently dormant facilities. Also, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. If a new nitrogen fertilizer facility is completed in RNLLC’s core market, it could benefit from the same competitive advantage associated with the location of the East Dubuque Facility. As a result, the completion of such a facility could have a material adverse effect on our results of operations and financial condition. Our competitive position could suffer to the extent we are not able to adapt our nitrogen fertilizer product mix to meet the needs of our customers or expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully in the nitrogen fertilizer business could result in the loss of customers, which could adversely affect our sales and profitability. In addition, as a result of increased pricing pressures in the nitrogen fertilizer business caused by competition, we may in the future experience reductions in our profit margins on sales, or may be unable to pass future input price increases on to our customers, which would reduce our cash flows.

Our nitrogen fertilizer business is seasonal, which may result in our carrying significant amounts of inventory and seasonal variations in working capital. Our inability to predict future seasonal nitrogen fertilizer demand accurately may result in excess inventory or product shortages.

Our nitrogen fertilizer business is highly seasonal. Historically, most of the annual deliveries of our products have occurred during the quarters ending June 30 and December 31 of each year due to the condensed nature of the spring planting season and the fall harvest. Farmers in our market tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. Since interim period operating results reflect the seasonal nature of our nitrogen fertilizer business, they are not indicative of results expected for the full fiscal year. In addition, results for comparable quarters can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns of our customers. We expect to incur substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season and fall harvest season. Seasonality also relates to the limited windows of opportunity that nitrogen fertilizer customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or production or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, an adverse weather pattern affecting RNLLC’s core market could have a material adverse effect on the demand for our nitrogen fertilizer products and our revenues, and we may not have sufficient geographic diversity in our customer base to mitigate such effects. Because of the seasonality of agriculture, we also expect to face the risk of significant inventory carrying costs should our customers’ activities be curtailed during their normal seasons. The seasonality can negatively impact accounts receivable collections and increase bad debts. In addition, variations in the proportion of product sold through forward sales and variances in the terms and timing of product prepayment contracts can affect working capital requirements and increase the seasonal and year-to-year volatility of our cash flow.

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

Any operational disruption at the East Dubuque Facility, as a result of equipment failure, an accident, adverse weather, a natural disaster or another interruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures. A prolonged disruption could materially affect the cash flow we expect from the East Dubuque Facility, or lead to a default under the 2012 Credit Agreement.

The equipment at the East Dubuque Facility could fail and could be difficult to replace. The East Dubuque Facility may be subject to significant interruption if it were to experience a major accident or equipment failure, including accidents or equipment failures caused during expansion projects, or if it were damaged by severe weather or natural disaster. Significant shutdowns at the East Dubuque Facility could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flow from our operations. Repairs to the East Dubuque Facility in such circumstances could be expensive, and could be so extensive that the facility could not economically be placed back into service. It has become increasingly difficult to obtain replacement parts for equipment and the unavailability of replacement parts could impede our ability to make repairs to the East Dubuque Facility when needed. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs. A prolonged disruption at the East Dubuque Facility could materially affect the cash flow we expect from the facility, or lead to a default under the 2012 Credit Agreement. In addition, operations at the East Dubuque Facility are subject to hazards inherent in chemical processing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. As a result, operational disruptions at the East Dubuque Facility could materially adversely impact our business, financial condition and results of operations.

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

In the absence of Congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we monitor our GHG emissions from the East Dubuque Facility and began reporting the emissions to the EPA annually beginning in September 2011. On December 7, 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as the East Dubuque Facility, must obtain permits under the PSD, and Title V programs of the CAA. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install the best available control technology, or BACT, for those regulated pollutants that are emitted in certain quantities. Phase I of the Greenhouse Gas Tailoring Rule, which became effective on January 2, 2011, requires projects already triggering PSD permitting that are also increasing GHG emissions by more than 75,000 tons per year to comply with BACT rules for their GHG emissions. Phase II of the Greenhouse Gas Tailoring Rule, which became effective on July 1, 2011, requires preconstruction permits using BACT for new projects that emit

100,000 tons of GHG emissions per year or existing facilities that make major modifications increasing GHG emissions by more than 75,000 tons per year. The ongoing ammonia capacity expansion project at the East Dubuque Facility did not trigger the need to install BACT because actual construction was commenced prior to July 1, 2011 and is not considered a major modification with respect to criteria pollutants. However, a future major modification to the East Dubuque Facility may require us to install BACT and potentially require us to obtain other CAA permits for our greenhouse gas emissions at the East Dubuque Facility. The EPA’s endangerment finding, the Greenhouse Gas Tailoring Rule and certain other GHG emission rules have been challenged and will likely be subject to extensive litigation. In addition, a number of Congressional bills to overturn the endangerment finding and bar the EPA from regulating GHG emissions, or at least to defer such action by the EPA under the CAA, have been proposed, although President Obama has announced his intention to veto any such bills if passed.

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

We use Agrium as a distributor of a significant portion of our nitrogen fertilizer products pursuant to a distribution agreement between Agrium and us. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, between 80% and 92% of our total product sales were made through Agrium. Under the distribution agreement, if we are unable to reach an agreement with Agrium for the purchase and sale of our products, Agrium is under no obligation to make such purchase and sale. Agrium sells products that compete with ours, and may be incentivized to prioritize the sale of its products over ours. In the event of any decline in sales of our nitrogen fertilizer products through Agrium as distributor, we may not be able to find buyers for our products.

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

In addition to distributing our products, Agrium is also a significant customer of our nitrogen fertilizer products. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, approximately 1%, 3%, 7% and 0%, respectively, of the total product sales of our nitrogen fertilizer business were to Agrium as a direct customer (rather than a distributor) and approximately 7%, 15%, 11% and 5%, respectively, of the total product sales of our nitrogen fertilizer business were to CPS, a controlled affiliate of Agrium. Agrium or CPS could elect to reduce or cease purchasing our nitrogen fertilizer products for a number of reasons, especially if our relationship with Agrium as a distributor were to end. If our sales to Agrium as a direct customer or CPS decline, we may not be able to find other customers to purchase the excess supply of our products.

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

Our nitrogen fertilizer business depends on significant customers, and the loss of one or several of such significant customers may have a material adverse effect on our results of operations and financial condition. In the aggregate, our top five ammonia customers represented approximately 54%, 46%, 52% and 49%, respectively, of our ammonia sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, and our top five UAN customers represented approximately 53%, 50%, 60% and 60%, respectively, of our UAN sales for the same periods. In addition, Twin States accounted for approximately 7%, 6%, 10% and 11%, respectively, of the total product sales of our nitrogen fertilizer business for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009. Growmark accounted for approximately 20%, 7%, 8% and 11%, respectively, of our total product sales for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, approximately 1%, 3%, 7% and 0%, respectively, of the total product sales of our nitrogen fertilizer business were to Agrium as a direct customer (rather than a distributor) and approximately 7%, 15%, 11% and 5%, respectively, of the total product sales of our nitrogen fertilizer business were to CPS. Given the nature of our nitrogen fertilizer business, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers of our nitrogen fertilizer products, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations and financial condition.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations and financial condition.

We are subject to a number of federal and state laws and regulations related to safety, including the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, the purpose of which are to protect the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our nitrogen fertilizer operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements and other related state regulations, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations and financial condition if we are subjected to significant penalties, fines or compliance costs.

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

In addition, we cannot assure you that RNP will have adequate sources of funding to undertake or complete major expansion projects. As a result, RNP may need to obtain additional debt and/or equity financing to complete expansion projects. There is no guarantee that it will be able to obtain other debt or equity financing on acceptable terms or at all.

As a result of these factors, we cannot assure you that RNP’s expansion projects will commence operations on schedule or at all or that the costs for the expansion projects will not exceed budgeted amounts. Failure to complete an expansion project on budget, on schedule or at all may adversely impact our ability to grow our business.

Expansion of our nitrogen fertilizer production capacity may change the balance of supply and demand in our markets, and our new products may not achieve market acceptance.

As part of our current expansion projects, we expect to increase our capacity to produce ammonia and urea and to install the equipment necessary to enable us to produce and sell DEF. Increased production of our existing nitrogen fertilizer products may reduce the overall demand for those products as a result of market saturation. We may be required to sell these products at lower prices, or may not be able to sell all of the products we produce. In addition, there can be no assurance that our new products will be well-received or that we will achieve revenues or profitability levels we expect. If we cannot sell our products or are forced to reduce the prices at which we sell them, this would have a material adverse effect on our results of operations and financial condition.

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

Efficient production of nitrogen fertilizer using modern techniques and equipment requires skilled employees. To the extent that the services of skilled labor becomes unavailable to us for any reason, including as a result of the expiration and non-renewal of our collective bargaining agreement or the retirement of experienced employees from our aging work force, we would be required to hire other personnel. We have a collective bargaining agreement which will expire in October 2012. Upon expiration, we may be unable to renew the collective bargaining agreement on satisfactory terms or at all. We face hiring competition from our competitors, our customers and other companies operating in our industry, and we may not be able to locate or employ qualified replacements on acceptable terms or at all. If our current skilled employees quit, retire or otherwise cease to be employed by us and we are unable to locate or hire qualified replacements, or if the cost to locate and hire qualified replacements for these employees increases materially, our results of operations could be adversely affected.

Risks Related to Our Liquidity, Financial Condition, and Results of Operations

We have never operated at a profit. If RNP’s current revenues levels decrease or if we do not become profitable on an ongoing basis, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through December 31, 2011, we have an accumulated deficit of $369.8 million. If RNP’s current revenues levels decrease or if we do not become profitable on an ongoing basis, we may be unable to continue our operations. Ultimately, our ability to remain in business may depend upon earning a profit from commercialization of the Rentech Process and deployment of the Rentech-SilvaGas Technology and Rentech-ClearFuels Technology. We have not been able to achieve sustained commercial use of the technology as of this time. Failure to do so would have a material adverse effect on our financial position, results of operations, cash flows and prospects.

The level of indebtedness we could incur in the future could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of December 31, 2011, our total indebtedness was $57.5 million, consisting of convertible notes, or the Notes, due in 2013. On February 28, 2012, RNLLC entered into the 2012 Credit Agreement, with a five year maturity. The level of indebtedness we could incur in the future could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•

requiring all or a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore restricting or reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	incurring higher interest expense in the event of increases in the 2012 Credit Agreement’s variable interest rates;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, which may restrict our activities, and the failure to comply with which could result in an event of default.

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

Continued slow economic growth and the relative unavailability of credit have made it more difficult for companies to secure financing. If we are unable to access financing on terms and at a time acceptable to us for any reason, it could have a material adverse effect on our operations, financial condition and liquidity.

Our ability to obtain any financing when needed, whether through the issuance of new equity or debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions, general economic conditions and conditions within our industry, and numerous other factors. In the United States, recent market and economic conditions continue to be challenging with tight credit conditions and no or slow growth. In recent times, continued concerns about the systemic impact of high unemployment rates, sovereign debt, the availability and cost of credit, the United States mortgage market, and the United States real estate market have contributed to continued lowered expectations for the United States economy. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Many lenders and institutional investors continue to be reluctant to provide funding to borrowers. If these market conditions continue, they could limit our ability to timely replace maturing liabilities, or access the capital markets or other sources of financing to meet our liquidity needs, resulting in a material adverse effect on our operations, financial condition and liquidity.

The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.

As of December 31, 2011, we had approximately $114.0 million of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

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

If we are successful in our plans to commercialize the Rentech Process, the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology by acquiring or developing alternative energy facilities, or if we consummate acquisitions in the energy or fertilizer segments, we would experience a period of rapid growth that could place significant additional demands on, and require us to expand, our management resources and information systems. The management of our growth will require, among other things, continued development of our internal controls and information systems and the ability to attract and retain qualified personnel. Our alternative energy projects under development are complex and very large in relation to projects that we have managed in the past. We have experienced cost over-runs and control weaknesses in the past. The ammonia capacity expansion project at RNP is a major project that requires significant management by us, with the risk that project overruns or failure to meet the planned schedule may be very costly. Our failure to effectively manage such projects and any such rapid growth could have a material adverse effect on us, our cash flows, our ability to raise capital in the future, and our operating results.

Risks Related to the Market for Rentech Common Stock

We have a substantial overhang of common stock and future sales of our common stock will cause substantial dilution and may negatively affect the market price of our shares.

As of December 31, 2011, there were 225.2 million shares of our common stock outstanding. As of that date, we also had an aggregate of 41.3 million shares of common stock that may be issued upon exercise or conversion of the Notes, restricted stock units, options and warrants. Also, on December 28, 2011, we agreed to issue 2.0 million shares of our common stock, by March 31, 2012, to the former stockholders of SilvaGas in satisfaction of all potential earn-out payments in connection with our acquisition of SilvaGas in 2009. In addition, we have one shelf registration statement covering $94.3 million aggregate offering price of securities (up to all of which could be issued as shares of common stock) for issuance in future financing transactions. In the event that we acquire companies or assets, we may issue additional shares of stock to acquire those companies or assets.

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

RETC Properties

We own the site located in Commerce City, Colorado where we have constructed the PDU and the Rentech-ClearFuels Gasifier. The site consists of 17 acres located in an industrial area adjacent to a rail line and an interstate highway. Approximately six acres of the site are occupied by the PDU and the Rentech-ClearFuels Gasifier, and the remaining approximately 11 acres of the site are available for other uses. There is an approximately 12,000 square foot building on that site that is primarily used for laboratory and maintenance functions supporting the PDU. We also lease a 2 1/2 acre industrial site located adjacent to the site, which includes a single building of approximately 3,000 square feet and is used for the storage and maintenance of construction equipment. These properties are used in our alternative energy segment.

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

In October 2009, the EPA Region 5 issued a Notice and Finding of Violation pursuant to the CAA related to the number 1 nitric acid plant at the East Dubuque Facility. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, PSD requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s CAA National Enforcement Priority for New Source Review/PSD related to acid plants, which seeks to reduce emissions from acid plants through proceedings that result in the installation of new pollution control technology. Without admitting liability, RNLLC has entered into a consent decree with the EPA to resolve the alleged violations, and the consent decree was entered by the court, effective as of February 13, 2012. The consent decree requires RNLLC to pay a civil penalty of $108,000, install and operate certain pollution control equipment on one of its nitric acid plants, and to perform certain additional actions and periodically report to the EPA. RNLLC has commenced implementation of the consent decree requirements, including the installation and operation of the pollution control equipment, and on February 17, 2012, it paid the $108,000 civil penalty.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE Amex under the symbol “RTK.” The following table sets forth the range of high and low closing prices for our common stock as reported by the NYSE Amex, for the three months ended December 31, 2011 and each quarterly period during the fiscal years ended September 30, 2011 and 2010:

	September 30,	September 30,
Three Months Ended December 31, 2011	High	Low
Quarter ended December 31, 2011	$1.93	$0.75

	September 30,	September 30,
Fiscal Year Ended September 30, 2011	High	Low
First Quarter, ended December 31, 2010	$1.45	$0.95
Second Quarter, ended March 31, 2011	$1.38	$1.12
Third Quarter, ended June 30, 2011	$1.25	$0.82
Fourth Quarter, ended September 30, 2011	$1.10	$0.78

	September 30,	September 30,
Fiscal Year Ended September 30, 2010	High	Low
First Quarter, ended December 31, 2009	$1.72	$1.21
Second Quarter, ended March 31, 2010	$1.32	$1.01
Third Quarter, ended June 30, 2010	$1.35	$0.95
Fourth Quarter, ended September 30, 2010	$1.02	$0.70

The approximate number of shareholders of record of our common stock as of February 29, 2012 was 523. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 27,400.

We have never paid cash dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Company Purchases of Equity Securities

In February 2012, our board of directors authorized the repurchase of up to $25.0 million of outstanding shares of our common stock. The share repurchase program is expected to be effective on or about March 20, 2012 and will be funded by our available cash. We may buy shares in the open market or through privately negotiated transactions from time to time over the next 12 months as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of common stock, and can be implemented, suspended or discontinued at any time, without prior notice, at our sole discretion.

Recent Sales of Unregistered Securities

Not applicable.

STOCK PERFORMANCE GRAPH

The following graph and table compares the cumulative total shareholder return on our common stock to that of the Russell 2000 Index, or the Russell 2000, an alternative energy peer group which is the Ardour Global Alternative Energy Index—North America, or the Alternative Energy Peer Group, and a customized peer group for the 63 months ending December 31, 2011. The customized peer group of four companies includes: Agrium, CF Industries Holdings, Terra Nitrogen Company, L.P., and Yara International, or the Fertilizer Peer Group. The following graph and table assumes that a $100 investment was made at the close of trading on September 30, 2006 in our common stock and in the index and the peer groups, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	9/06	9/07	9/08	9/09	9/10	9/11	12/11

Rentech, Inc.	100.00	46.65	28.73	34.99	21.30	16.85	28.29
Russell 2000	100.00	112.34	96.07	86.90	98.50	95.02	109.72
Alternative Energy Peer Group	100.00	119.61	99.63	73.95	70.57	44.77	41.96
Fertilizer Peer Group	100.00	247.09	267.80	248.84	341.07	343.95	370.01

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected summary financial data for the three months ended December 31, 2011 and 2010 and each of the last five fiscal years ended September 30. The data below should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data.”

	0000	0000	0000	0000	0000	0000	0000
	Three Months Ended
	December 31,		Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009	2008	2007
		(unaudited)
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenues	$63,066	$43,014	$180,063	$131,925	$186,687	$217,293	$134,923
Cost of Sales	$37,510	$26,886	$103,486	$106,712	$125,891	$160,742	$119,170
Gross Profit	$25,556	$16,128	$76,577	$25,213	$60,796	$56,551	$15,753
Research and Development Expense	$4,202	$5,426	$30,009	$19,641	$21,381	$64,477	$43,127
Loss from Continuing Operations	$(4,098)	$(5,884)	$(65,382)	$(42,271)	$(93)	$(59,425)	$(97,038)
Income from Discontinued Operations	$—	$—	$—	$9	$72	$91	$3,150
Net Loss	$(4,098)	$(5,884)	$(65,382)	$(42,262)	$(21)	$(59,334)	$(93,888)
Net (Income) Loss Attributable to Noncontrolling Interests	$(4,433)	$366	$1,099	$94	$—	$—	$—
Net Loss Attributable to Rentech	$(8,531)	$(5,518)	$(64,283)	$(42,168)	$(21)	$(59,334)	$(93,888)

Net Income (Loss) per Common Share Attributable to Rentech:
Basic:
Continuing Operations	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00	$(0.36)	$(0.64)
Discontinued Operations	0.00	0.00	0.00	0.00	0.00	0.00	0.02

Net Loss	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00	$(0.36)	$(0.62)

Diluted:
Continuing Operations	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00	$(0.36)	$(0.64)
Discontinued Operations	0.00	0.00	0.00	0.00	0.00	0.00	0.02

Net Loss	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00	$(0.36)	$(0.62)

Weighted-average shares used to compute net income (loss) per common share:
Basic and diluted	224,414	221,980	222,664	216,069	174,445	165,480	151,356

CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents	$237,478	$84,586	$121,209	$54,146	$69,117	$63,722	$33,692
Working Capital	$213,957	$26,843	$36,332	$22,107	$12,032	$21,484	$37,960
Construction in Progress	$9,809	$49,514	$23,315	$41,098	$28,037	$19,960	$4,293
Total Assets	$360,528	$239,556	$254,674	$200,515	$200,600	$203,863	$157,064
Total Long-Term Liabilities	$53,475	$113,702	$155,752	$98,520	$46,759	$95,819	$39,713
Total Rentech Stockholders’ Equity	$215,903	$33,203	$(19,628)	$37,920	$68,236	$15,002	$67,250

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our primary needs for working capital for the next 12 months related to our nitrogen products manufacturing segment are expected to include costs to operate the East Dubuque Facility, costs for expansion projects, debt service, and capital investments in the East Dubuque Facility. Our primary needs for working capital for the next 12 months related to our alternative energy segment are expected to include costs to pursue commercial deployment of our technologies, operate the PDU and the Rentech-ClearFuels Gasifier, continue research and development of our technologies, and fund administrative needs. Based on current market conditions, we expect that the non-expansion activities of our nitrogen products manufacturing segment for the next 12 months can be funded from RNP’s cash on hand, RNLLC’s forecasted operating cash flows and a $35.0 million revolving working capital facility, or the 2012 Revolving Credit Facility, available under the 2012 Credit Agreement. We expect to fund our alternative energy segment-related activities during the next 12 months from cash on hand. We would need additional capital for our alternative energy segment in the event we decide to pursue significant unplanned development or acquisition activities. Such additional capital may be available, if needed, from external financing sources, including from offerings of equity or debt securities. In the event that such capital is not available, we would not be able to undertake such significant unplanned development or acquisition activities in our alternative energy segment. Capital markets have experienced extreme uncertainty in recent years, and access to those markets has been difficult. Our failure to raise additional capital if needed would have a material adverse effect on our business, financial condition, results of operations and liquidity.

For further information concerning our potential financing needs and related risks, see “Part I, Item 1. Business,” and “Part I, Item 1A. Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: revenue recognition, inventories, and the valuation of long-lived assets and intangible assets. Actual amounts could differ significantly from these estimates.

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

The most significant intangible assets subject to impairment analyses are the capitalized patents related to the acquisition of SilvaGas and the goodwill related to the acquisition of ClearFuels. Our projections of future cash flows related to utilization of these assets involve various development projects with unrelated parties that are not yet finalized and will require significant investment by the other parties. These projects may take years to build and execute, and, given the nature of the technologies being developed, they ultimately may not be successful. Impairment of the capitalized patents and goodwill assets may be required if projected future cash flows for the development projects change or if such projects do not produce the projected cash flows that we currently anticipate.

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

THE THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

Continuing Operations:

Revenues

	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Revenues:
Product shipments	$62,656	$42,962
Sales of excess inventory of natural gas	358	—

Total nitrogen products manufacturing	63,014	42,962
Alternative energy	52	52

Total revenues	$63,066	$43,014

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31, 2011		For the Three Months Ended December 31, 2010
	Tons	Revenue	Tons	Revenue
			(unaudited)
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	55	$37,391	44	$22,828
Urea Ammonium Nitrate (UAN)	65	20,088	79	15,298
Urea (liquid and granular)	7	3,714	7	2,994
Carbon Dioxide	15	433	34	783
Nitric Acid	3	1,030	3	1,059

Total	145	$62,656	167	$42,962

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

Revenues were approximately $63.0 million for the three months ended December 31, 2011 compared to approximately $43.0 million for the three months ended December 31, 2010. The increase in revenues for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily the result of higher prices paid for our products during three months ended December 31, 2011.

The average sales prices per ton for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 increased by 34% and 59% for ammonia and UAN, respectively. These increases were due to higher demand caused by a combination of low levels of grain and fertilizer inventories and expectations of higher corn acreage in 2012. These two products comprised approximately 92% and 89%, respectively, of our product sales for the three months ended December 31, 2011 and 2010.

Alternative Energy. This segment generates revenues for technical services and licensing activities related to our technologies.

Cost of Sales

	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Cost of sales:
Product shipments	$34,024	$26,835
Turnaround expenses	2,957	—
Sales of excess inventory of natural gas	479	—

Total nitrogen products manufacturing	37,460	26,835
Alternative energy	50	51

Total cost of sales	$37,510	$26,886

Nitrogen Products Manufacturing. The increase in cost of sales on product shipments for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to the sale of approximately 12,000 tons of ammonia that were purchased by barge at a cost much higher than the production cost of such ammonia would have been and higher natural gas costs.

Natural gas costs comprised approximately 47% of cost of sales on product shipments for the three months ended December 31, 2011 compared to 53% of cost of sales on product shipments for the three months ended December 31, 2010. Labor costs comprised approximately 14% of cost of sales on product shipments for the three months ended December 31, 2011 compared to approximately 12% of cost of sales on product shipments for the three months ended December 31, 2010. Depreciation expense included in cost of sales was $3.2 million and $2.5 million, respectively, for the three months ended December 31, 2011 and 2010, and comprised approximately 9% of cost of sales on product shipments for each of the three months ended December 31, 2011 and 2010.

Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years. A facility turnaround occurred in September and October 2011. As a result, during the three months ended December 31, 2011, we incurred turnaround expenses of approximately $3.0 million.

Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances, such as when contracted quantities received exceed our production requirements or our storage capacity. In these situations, which we refer to as sales of excess inventory of natural gas, the sales proceeds are recorded as revenue and the related cost is recorded as a cost of sales.

Alternative Energy. The cost of sales for our alternative energy segment during the three months ended December 31, 2011 and 2010 was for costs incurred for work performed under technical services contracts.

Gross Profit

	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Gross profit (loss):
Product shipments	$28,632	$16,127
Turnaround expenses	(2,957)	—
Sales of excess inventory of natural gas	(121)	—

Total nitrogen products manufacturing	25,554	16,127
Alternative energy	2	1

Total gross profit	$25,556	$16,128

Nitrogen Products Manufacturing. The gross profit margin on product shipments was 46% for the three months ended December 31, 2011 as compared to 38% for the three months ended December 31, 2010. This increase was primarily due to higher sales prices, partially offset by lower margins received on sales of approximately 12,000 tons of ammonia purchased by barge and higher natural gas costs.

Operating Expenses

	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Operating expenses:
Selling, general and administrative	$10,498	$7,687
Depreciation and amortization	566	573
Research and development	4,202	5,426
Other	76	53

Total operating expenses	$15,342	$13,739

Selling, General and Administrative Expenses. During the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, selling, general and administrative expenses increased by $2.8 million or 37%. This increase was primarily due to an increase in accounting and tax services expenses of approximately $1.3 million due to the change in fiscal year end and RNP becoming a public company, and approximately $0.4 million in each of pre-development project expenses and public company expenses during the three months ended December 31, 2011 that we had not incurred during the three months ended December 31, 2010.

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

Research and Development. Research and development expenses decreased by $1.2 million during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 primarily due to our revised alternative energy strategy, which includes a reduction in spending, and approximately 25% fewer operating days for the PDU, which was not in operation during the construction of the Rentech-ClearFuels Gasifier. These expenses are included in our alternative energy segment.

Operating Income (Loss)

	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Operating income (loss):
Product shipments	$25,726	$14,584
Turnaround expenses	(2,957)	—
Sales of excess inventory of natural gas	(121)	—

Total nitrogen products manufacturing	22,648	14,584
Alternative energy	(12,434)	(12,195)

Total operating loss	$10,214	$2,389

Nitrogen Products Manufacturing. The increase in income from operations for product shipments for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to higher sales prices, partially offset by lower margins received on sales of approximately 12,000 tons of ammonia purchased by barge, higher natural gas costs and higher operating expenses.

Alternative Energy. Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses, depreciation and amortization, and research and development expenses.

Other Income (Expense), Net

	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Other income (expense), net:
Interest and dividend income	$49	$45
Interest expense	(4,098)	(3,730)
Loss on debt extinguishment	(10,263)	(4,593)
Other income (expense), net	2	7

Total other expense, net	$(14,310)	$(8,271)

The increase in other expense for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to the larger loss on debt extinguishment, which was primarily due to a higher amount of debt issuance costs to write off and the payment of call premium fees of approximately $2.9 million.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2011 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

Continuing Operations:

Revenues

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Revenues:
Product shipments	$179,400	$129,392
Sales of excess inventory of natural gas	457	2,004

Total nitrogen products manufacturing	179,857	131,396
Alternative energy	206	529

Total revenues	$180,063	$131,925

	September 30,	September 30,	September 30,	September 30,
	For the Fiscal Year Ended September 30, 2011		For the Fiscal Year Ended September 30, 2010
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	125	$73,346	153	$57,909
Urea Ammonium Nitrate	315	84,646	294	52,912
Urea (liquid and granular)	29	13,708	32	12,663
Carbon Dioxide	110	2,825	107	2,779
Nitric Acid	15	4,875	11	3,129

Total	594	$179,400	597	$129,392

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

The average sales prices per ton in the current fiscal year as compared with the prior fiscal year increased by 56% and 49% for ammonia and UAN, respectively. These increases were due to higher demand caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2011. These two products comprised approximately 88% and 86%, respectively, of our product sales for the each of the fiscal years ended September 30, 2011 and 2010.

Alternative Energy. This segment generates revenues for technical services and licensing activities related to our technologies.

Cost of Sales

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Cost of sales:
Product shipments	$98,250	$99,749
Turnaround expenses	4,490	3,955
Sales of excess inventory of natural gas	546	2,259
Simultaneous sale and purchase of natural gas	—	57

Total nitrogen products manufacturing	103,286	106,020
Alternative energy	200	692

Total cost of sales	$103,486	$106,712

Nitrogen Products Manufacturing. The decrease in cost of sales on product shipments for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 was primarily due to lower natural gas prices during the fiscal year ended September 30, 2011 and unplanned repairs and maintenance costs during the first fiscal quarter of 2010.

Natural gas costs comprised approximately 50% of cost of sales on product shipments for the fiscal year ended September 30, 2011 compared to 54% of cost of sales on product shipments for the fiscal year ended September 30, 2010. Labor costs comprised approximately 12% of cost of sales on product shipments for each of the fiscal years ended September 30, 2011 and 2010. Depreciation expense included in cost of sales was $9.6 million and $10.1 million for the fiscal years ended September 30, 2011 and 2010, respectively, and comprised approximately 10% of cost of sales on product shipments for each of the fiscal years ended September 2011 and 2010.

Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years. A facility turnaround occurred in September and October 2011 and October 2009. As a result, during the fiscal years ended September 30, 2011 and 2010, we incurred turnaround expenses of approximately $4.5 million and $4.0 million, respectively. In October 2011, we expensed additional costs relating to the turnaround.

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

Gross Profit

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Gross profit (loss):
Product shipments	$81,150	$29,643
Turnaround expenses	(4,490)	(3,955)
Sales of excess inventory of natural gas	(89)	(255)
Simultaneous sale and purchase of natural gas	—	(57)

Total nitrogen products manufacturing	76,571	25,376
Alternative energy	6	(163)

Total gross profit	$76,577	$25,213

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

Operating Expenses

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Operating expenses:
Selling, general and administrative	$28,004	$28,410
Depreciation and amortization	2,225	1,947
Research and development	30,009	19,641
Loss on impairments	58,742	1,190
Advance for equity investment	(7,892)	—
Loss on disposal of property, plant and equipment	523	191

Total operating expenses	$111,611	$51,379

Selling, General and Administrative Expenses. During the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010, selling, general and administrative expenses decreased by $0.4 million or 1%. Salaries and benefits increased by $0.9 million as a result of annual salary increases and an increase in headcount. Consulting expenses increased by $1.4 million primarily due to consolidation of ClearFuels and increases in consulting expenses related to business development. Stock-based compensation decreased by $3.4 million primarily as a result of reversing previously accrued compensation expense on grants related to the milestones associated with our project in Rialto, California, or the Rialto Project, which will no longer be developed. See Note 4 in our Consolidated Financial Statements for additional information on the Rialto Project impairment.

Depreciation and Amortization. The amount of depreciation and amortization expense within operating expenses increased by $0.3 million for the fiscal year ended September 30, 2011 which was primarily attributable to a change in estimated useful life of intellectual property acquired in the purchase of SilvaGas’ biomass gasification technology. A portion of depreciation and amortization expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation and amortization expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Research and Development. Research and development expenses increased by $10.4 million during the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 primarily due to the development of the Rentech-ClearFuels Gasifier, for which our portion of the development expenses were expensed as research and development expense. We incur research and development expenses at our demonstration plants and in our testing laboratory in Commerce City, Colorado, where we operate the PDU, and built and now operate the Rentech-ClearFuels Gasifier, and actively conduct work to further improve our technology and to perform services for our customers. These expenses are included in our alternative energy segment.

Loss on Impairments. We had recorded construction in progress and other costs related to the Rialto Project, our project in Natchez, Mississippi (referred to as the Natchez Project) or our project in Port St. Joe, Florida (referred to as the Port St. Joe Project), totaling approximately $27.2 million, $29.2 million and $6.4 million, respectively. Other costs primarily include previously capitalized option payments on potential sites and deferred fees on potential financing arrangements. Due to the lack of funding available through the various DOE loan guarantee programs, the higher than anticipated costs estimated to complete the Rialto Project, and the lack of financing for such projects, we decided to abandon the three projects. As a result, we recorded a loss on impairment relating to the Rialto Project, the Natchez Project and the Port St. Joe Project of $27.2 million, $26.6 million and $4.8 million, respectively. The loss on impairment for the Rialto Project represents the total cost of the project. The loss on impairment for the Port St. Joe Project represents the total cost of the project less the elimination of a contingent consideration liability of $1.6 million. The loss on impairment for the Natchez Project represents the total costs of the project less the appraised value of the property, which we own, of approximately $2.5 million. During the fiscal year ended September 30, 2010, we determined that one of the sites that we had secured under option, a site which we were evaluating for the Rialto Project, was no longer a viable site. Therefore, at the end of the fiscal year ended September 30, 2010, we gave notice to terminate the option resulting in the write-off of the previously capitalized option payments of $1.1 million. We also determined that the cost of a feasibility study for the East Dubuque Facility conversion project, which had been recorded in construction in progress, would never be used. Therefore, the cost was written off during the fiscal year ended September 30, 2010.

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

Loss on Disposal of Property, Plant and Equipment. For the fiscal year ended September 30, 2011, loss on disposal of property, plant and equipment was primarily due to the removal of a selective catalyst recovery unit in our nitrogen products manufacturing segment for approximately $0.9 million, which was partially offset by various miscellaneous sales and exchanges of nonmonetary assets totaling approximately $0.4 million.

Operating Income (Loss)

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Operating income (loss):
Product shipments	$74,433	$24,656
Turnaround expenses	(4,490)	(3,955)
Sales of excess inventory of natural gas	(89)	(255)
Simultaneous sale and purchase of natural gas	—	(57)

Total nitrogen products manufacturing	69,854	20,389
Alternative energy	(104,888)	(46,555)

Total operating loss	$(35,034)	$(26,166)

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

Other Income (Expense), Net

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Other income (expense), net:
Interest and dividend income	$134	$212
Interest expense	(16,666)	(14,235)
Loss on debt extinguishment	(13,816)	(2,268)
Realized loss, net on sale of investments	—	(1,231)
Gain on equity method investment	—	1,909
Other income (expense), net	3	63

Total other expense, net	$(30,345)	$(15,550)

The increase in other expense for the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010 was primarily due to the loss on debt extinguishment related to the various credit agreements and the increase in interest expense due to higher outstanding principal balances under the credit agreements.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

Continuing Operations:

Revenues

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2010	2009
	(in thousands)
Revenues:
Product shipments	$129,392	$184,071
Sales of excess inventory of natural gas	2,004	2,378

Total nitrogen products manufacturing	131,396	186,449
Alternative energy	529	238

Total revenues	$131,925	$186,687

	September 30,	September 30,	September 30,	September 30,
	For the Fiscal Year Ended September 30, 2010		For the Fiscal Year Ended September 30, 2009
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	153	$57,909	126	$91,413
Urea Ammonium Nitrate	294	52,912	267	71,185
Urea (liquid and granular)	32	12,663	36	15,876
Carbon Dioxide	107	2,779	95	2,571
Nitric Acid	11	3,129	9	3,026

Total	597	$129,392	533	$184,071

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

The average sales price per ton decreased by 48% for ammonia and by 33% for UAN in the fiscal year ended September 30, 2010 compared to the respective average sales prices per ton of ammonia and UAN in the fiscal year ended September 30, 2009. These decreases occurred because the prices for a majority of the shipments in the fiscal year ended September 30, 2009 had been determined in product prepayment contracts that were signed when fertilizer prices were at peak levels in 2008. Management believes that the significant decline in prices for nitrogen fertilizer that occurred from the end of 2008 through 2009 was due to, among other things, a substantial drop in corn prices and the price of natural gas, a key input, and weak economic conditions. Sales of ammonia and UAN comprised approximately 86% and 88%, respectively, of our product sales for the fiscal years ended September 30, 2010 and 2009.

Alternative Energy. This segment generates revenues for technical services and licensing activities related to our technologies, and previously generated revenues from rental income for leasing part of a building we owned. This rental income was included in our alternative energy segment because the rental income was generated from a building, which was sold in April 2010, used in the past by some of our research and development employees. The revenue earned in this segment during the fiscal year ended September 30, 2010 was technical service revenue. The revenue earned during the fiscal year ended September 30, 2009 included both technical service revenue of $0.1 million and rental revenue of $0.1 million.

Cost of Sales

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2010	2009
	(in thousands)
Cost of sales:
Product shipments	$99,749	$98,968
Turnaround expenses	3,955	149
Sales of excess inventory of natural gas	2,259	3,996
Simultaneous sale and purchase of natural gas	57	22,775

Total nitrogen products manufacturing	106,020	125,888
Alternative energy	692	3

Total cost of sales	$106,712	$125,891

Nitrogen Products Manufacturing. Natural gas and labor costs comprised approximately 54% and 12%, respectively, of cost of sales on product shipments for the fiscal year ended September 30, 2010 compared to 64% and 13%, respectively, for the fiscal year ended September 30, 2009. Depreciation expense included in cost of sales was $10.1 million and $8.3 million for the fiscal years ended September 30, 2010 and 2009, respectively, and comprised approximately 10% of cost of sales on product shipments for the fiscal year ended September 30, 2010 compared to 8% of cost of sales on product shipments for the fiscal year ended September 30, 2009.

Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years. A facility turnaround occurred in October 2009 and some preliminary turnaround activities occurred in September 2009, which did not require the facility to be shut down.

During the fiscal year ended September 30, 2009, we were able to take advantage of simultaneous sale and purchase opportunities, resulting in immediate benefits of $0.2 million. In the fiscal year ended September 30, 2009, the natural gas sold as part of the simultaneous sale and purchase transactions had been purchased under forward purchase contracts that required us to pay prices higher than the prices received in conjunction with the simultaneous sale and purchase transactions, resulting in losses on sales of this natural gas of $22.8 million. The natural gas was immediately repurchased at a lower price which resulted in the benefit of $0.2 million from the simultaneous sale and purchase transactions. The losses were recorded as cost of sales at the time of the simultaneous purchase and sale transactions, net of the immediate benefits from the simultaneous sale and purchase of $0.2 million. The recording of the losses is effectively accelerating the timing of recognizing the cost of the high-priced natural gas purchased under the original forward purchase contracts. In the absence of the simultaneous sale and purchase transactions, the higher priced natural gas under contract would have been inventoried into finished product and later expensed when the related finished product was sold. For the fiscal year ended September 30, 2009, the $22.8 million loss recorded at the time of the simultaneous sale and purchase transactions was followed by a $22.8 million reduction in cost of sales as product produced from the lower priced natural gas was sold. During the fiscal year ended September 30, 2010, simultaneous sale and purchases of natural gas were negligible.

Alternative Energy. The cost of sales for our alternative energy segment during the fiscal years ended September 30, 2010 and 2009 was for costs incurred for work performed under technical services contracts.

Gross Profit

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2010	2009
	(in thousands)
Gross profit (loss):
Product shipments	$29,643	$85,103
Turnaround expenses	(3,955)	(149)
Sales of excess inventory of natural gas	(255)	(1,618)
Simultaneous sale and purchase of natural gas	(57)	(22,775)

Total nitrogen products manufacturing	25,376	60,561
Alternative energy	(163)	235

Total gross profit	$25,213	$60,796

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

Operating Expenses

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2010	2009
	(in thousands)
Operating expenses:
Selling, general and administrative	$28,410	$24,061
Depreciation and amortization	1,947	1,478
Research and development	19,641	21,381
Loss on impairment	1,190	—
Loss on disposal of property, plant and equipment	191	17

Total operating expenses	$51,379	$46,937

Selling, General and Administrative Expenses. During the fiscal year ended September 30, 2010 as compared to the fiscal year ended September 30, 2009, selling, general and administrative expenses increased by $4.3 million or 18%. Stock-based compensation increased by $1.9 million as a result of additional grants during the fiscal year ended September 30, 2010. Consulting expenses increased by $0.7 million primarily due to an equity grant to a consultant and increases in consulting expenses related to renewable energy projects. Salaries and benefits increased by $0.5 million as a result of an accrual for severance payments owed to one of our former officers, the acquisition of SilvaGas and the retention of its key employees, annual salary increases and an increase in headcount.

Depreciation and Amortization. The amount of depreciation expense within operating expenses increased by $0.5 million for the fiscal year ended September 30, 2010 which was primarily attributable to amortization of intellectual property acquired in the purchase of SilvaGas’ biomass gasification technology. A portion of depreciation and amortization expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation and amortization expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Research and Development. Research and development expenses decreased by $1.7 million during the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009 primarily due to a decrease of $2.6 million in the accrual for taxes related to the construction of the PDU which was partially offset by an additional $0.4 million due to the consolidation of ClearFuels. We incur research and development expenses in our testing laboratory in Commerce City, Colorado, where we actively conduct work to further improve our technology and to perform services for our customers.

Loss on Impairment. We had recorded in construction in progress the cost of a feasibility study which it determined in the fiscal year ended September 30, 2010 would never be used. Therefore, the cost was written off. We also had secured and were evaluating various sites for the Rialto Project. We determined that one of the sites, which we had an option to acquire, was no longer a viable site for the Rialto Project. Therefore, at the end of the fiscal year ended September 30, 2010, we gave notice to terminate the option resulting in the write-off of the previously capitalized option payments of $1.1 million.

Operating Income (Loss)

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2010	2009
	(in thousands)
Operating income (loss):
Product shipments	$24,656	$79,855
Turnaround expenses	(3,955)	(149)
Sales of excess inventory of natural gas	(255)	(1,618)
Simultaneous sale and purchase of natural gas	(57)	(22,775)

Total nitrogen products manufacturing	20,389	55,313
Alternative energy	(46,555)	(41,454)

Total operating income (loss)	$(26,166)	$13,859

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

Other Income (Expense), Net

	September 30,	September 30,
	For the Fiscal Years Ended September 30,
	2010	2009
	(in thousands)
Other income (expense), net:
Interest and dividend income	$212	$561
Interest expense	(14,235)	(14,099)
Loss on debt extinguishment	(2,268)	—
Realized loss, net on sale of investments	(1,231)	—
Gain on equity method investment	1,909	—
Other income (expense), net	63	(269)

Total other income (expense), net	$(15,550)	$(13,807)

The increase in other expense for the fiscal year ended September 30, 2010 as compared to the fiscal year ended September 30, 2009 is primarily due to a loss on extinguishment of debt in January 2010 and the net realized loss on the sale of available for sale securities, partially offset by the gain on equity method investment.

INFLATION

Inflation has and is expected to have an insignificant impact on our results of operations and sources of liquidity.

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010
		(unaudited)
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$(2,544)	$13,301	$36,469	$(10,930)
Investing activities	(9,464)	(10,323)	(40,240)	(23,270)
Financing activities	128,277	27,462	70,834	19,229

Net Increase (Decrease) in Cash	$116,269	$30,440	$67,063	$(14,971)

Cash Flows From Operating Activities

Net Loss. We had a net loss of $4.1 million during the three months ended December 31, 2011, as compared to a net loss of $5.9 million during the three months ended December 31, 2010. The cash flows provided by operating activities during these periods resulted from the following:

Non-Cash Interest Expense. Total non-cash interest expense recognized during the three months ended December 31, 2011 was $1.9 million, compared to $1.8 million during the three months ended December 31, 2010. The non-cash interest expense recognized was due to the amortization of bond issue costs of the Notes and amortization of debt issuance costs on borrowings under various term loan agreements.

Loss on Debt Extinguishment. In June 2011, RNLLC entered into a five-year $150.0 million collateralized term loan facility pursuant to a credit agreement, or the 2011 Credit Agreement. On November 9, 2011, a portion of the proceeds from the Offering were used to repay in full the term loans outstanding under the 2011 Credit Agreement. As a result, for the three months ended December 31, 2011 a loss on debt extinguishment was recorded for $10.3 million. During the three months ended December 31, 2010, RNLLC entered into an amendment of the 2010 Credit Agreement; this transaction was accounted for as an extinguishment of debt. As a result, a loss on debt extinguishment was recorded for $4.6 million.

Payment of Call Premium Fee. During the three months ended December 31, 2011, in connection with the Offering, proceeds of $2.9 million were used to pay the call premium fee related to the early repayment of the term loans outstanding under the 2011 Credit Agreement.

Accounts Receivable. During the three months ended December 31, 2011, accounts receivable increased by $2.8 million, compared to an increase of $7.0 million during the three months ended December 31, 2010. The increase during the three months ended December 31, 2011 was primarily due to higher sales volumes during the period as compared to the previous period, partially due to normal seasonality of the business and partially due to the turnaround of the East Dubuque Facility during the second half of September 2011. The increase during the three months ended December 31, 2010 was primarily due to normal seasonality of the business and a large increase in UAN sales prices beginning in October 2010.

Inventories. Inventories decreased during the three months ended December 31, 2011 by $11.2 million as compared to a decrease during the three months ended December 31, 2010 of $1.5 million. The decrease in inventories for both periods is a result of a high volume of product sales during the three months ended December 31 of each year due to the normal seasonality of our business. The decrease in inventories was significantly higher during the three months ended December 31, 2011 due to unusually low inventory levels leading into the three months ended December 31, 2010, caused by unusually high sales volume during the three months ended September 30, 2010.

Deposits on Gas Contracts. Deposits on natural gas under forward purchase contracts increased by $1.4 million during the three months ended December 31, 2011, compared to a decrease of $0.3 million during the three months ended December 31, 2010. As a result of the turnaround that took place in September and October of 2011, for October 2011, RNLLC only ordered about one-third of the amount of natural gas it normally uses in a month, resulting in a lower balance of deposits at September 30, 2011.

Deferred Revenue. We record deferred revenue from product prepayment contracts to the extent RNLLC receives cash payments for those contracts. Deferred revenue decreased $13.8 million during the three months ended December 31, 2011 compared to an increase of $17.0 million during the three months ended December 31, 2010. The decrease during the three months ended December 31, 2011 is due to high volume of prepaid shipments resulting from the normal seasonality of our business, and due to the fact that fewer new contracts were signed during the period as compared to the three months ended September 30, 2011. In comparison, the balance increased during the three months ended December 31, 2010 due to signing a significant number of new contracts during the period, partially offset by the fulfillment of product prepayment contracts during the three months ended September 30, 2010.

Accrued Liabilities. Accrued liabilities decreased $4.7 million during the three months ended December 31, 2011, compared to a decrease of $2.3 million during the three months ended December 31, 2010. The decrease during the three months ended December 31, 2011 was primarily due to a large amount of accruals at September 30, 2011 related to turnaround activities and the completion of the Rentech-ClearFuels Gasifier.

Cash Flows From Investing Activities

Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of $2.0 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to capital projects completed during the turnaround at the East Dubuque Facility.

Cash Flows From Financing Activities

Initial Public Offering. On November 9, 2011, RNP raised gross proceeds of $300.0 million pursuant to the Offering. After deducting commissions and transaction expenses of $24.0 million, its net proceeds from the Offering were $276.0 million.

Term Loans. On November 9, 2011, $150.8 million of the net proceeds of the Offering were used to repay in full the $146.3 million in aggregate principal amount of term loans outstanding under the 2011 Credit Agreement and to pay related fees and expenses. During the three months ended December 30, 2010, concurrently with entering into an amendment to the 2010 Credit Agreement, RNLLC entered into a second incremental loan assumption agreement to borrow an additional $52.0 million, with an original issue discount of $1.0 million.

On November 10, 2011, RNP and RNLLC entered into a credit agreement, or the 2011 Revolving Credit Agreement, providing for a $25.0 million senior secured revolving credit facility with a two year maturity, or the 2011 Revolving Credit Facility, and paid associated financing costs of approximately $0.9 million. The 2011 Revolving Credit Facility was available to fund RNLLC’s seasonal working capital needs, letters of credit and for general partnership purposes. There were never any borrowings made under the 2011 Revolving Credit Facility. The 2011 Revolving Credit Facility was replaced by the 2012 Revolving Credit Facility under the 2012 Credit Agreement.

On December 28, 2011, Rentech entered into a credit agreement, or the Bridge Loan Agreement, as a lender, with RNP as guarantor and RNLLC as the borrower. The Bridge Loan Agreement consisted of a commitment by Rentech to lend up to $40.0 million to RNLLC until May 31, 2012. On February 28, 2012, RNLLC terminated the Bridge Loan Agreement, entered into the 2012 Credit Agreement and paid associated financing costs of approximately $2.6 million. The 2012 Credit Agreement provides for the 2012 Revolving Credit Facility, which includes a letter of credit sublimit of up to $10.0 million for issuance of letters of credit, and a $100.0 million CapEx Facility. The 2012 Revolving Credit Facility will be used for working capital purposes and the CapEx Facility will be used for capital expenditures, primarily for the ammonia capacity expansion project.

Payments on Debt and Notes Payable. During the three months ended December 31, 2010, in addition to $2.5 million of scheduled principal payments under the 2010 Credit Agreement, RNLLC prepaid $20.0 million of outstanding principal in connection with the amendment of the 2010 Credit Agreement, using cash on hand that it had reserved for such purpose.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, our current assets totaled $265.7 million, including cash and cash equivalents of $237.5 million, of which $44.8 million was held at RNP, and accounts receivable of $7.4 million. At December 31, 2011, our current liabilities were $51.7 million, and we had long-term liabilities of $53.5 million, comprised primarily of the Notes. Our income from continuing operations relating to our nitrogen products manufacturing segment for the three months ended December 31, 2011 and 2010 and the fiscal years ended September 30, 2011 and 2010 was $10.5 million, $4.3 million, $24.9 million and $5.0 million, respectively. Our loss from continuing operations relating to our alternative energy segment for the three months ended December 31, 2011 and 2010 and the fiscal years ended September 30, 2011 and 2010 was approximately $14.6 million, $10.2 million, $90.3 million (including loss on impairments of $58.7 million) and $47.3 million, respectively. Our consolidated loss from continuing operations for the three months ended December 31, 2011 and 2010 and the fiscal years ended September 30, 2011 and 2010 was $4.1 million, $5.9 million, $65.4 million and $42.3 million, respectively.

Nitrogen Products Manufacturing

During the next 12 months, based on current market conditions, we expect RNP’s principal liquidity needs, other than those associated with the ammonia capacity expansion project, to be met from cash on hand at RNP, cash forecasted to be generated by RNLLC’s operations and borrowings under the 2012 Credit Agreement. These liquidity needs include costs to operate and maintain the East Dubuque Facility, working capital, debt service requirements coming due within the next year, capital expenditures for ordinary course improvements and capital expenditures for the urea expansion and DEF build-out. Ordinary course capital expenditures for the year ending December 31, 2012 are expected to be approximately $4.0 million. RNP currently estimates that it will incur approximately $55.6 million in expansion capital expenditures for the year ending December 31, 2012, comprised of expenditures related to its urea expansion project and DEF build-out and its ammonia capacity expansion project. RNP expects that its urea expansion project and DEF build-out could be completed by the end of 2012. FEED for its ammonia capacity expansion project was completed in November 2011. RNP expects its urea expansion project and DEF build-out collectively to cost approximately $6.0 million to complete, and it intends to use a portion of the net proceeds from the Offering, currently held as cash, to fund this project. RNP expects that the ammonia capacity expansion project could cost approximately $100.0 million to complete, with approximately half of that amount expected to be spent during the year ending December 31, 2012. With the exception of FEED, which was funded using a portion of the net proceeds from the Offering, RNP currently intends to finance substantially all of the cost of this project using borrowings under the 2012 Credit Agreement.

The $100.0 million CapEx Facility will be available for borrowing by RNLLC until February 27, 2014, and will be primarily used for the ammonia capacity expansion project. On the date that is the earlier of (i) April 1, 2014 and (ii) the first day of the first quarter after the date on which the principal amount outstanding under the CapEx Facility reaches $100.0 million, the CapEx Facility will begin to amortize at a per annum rate that is equal to (x) 10% per year during the first two years that the CapEx Facility is amortized, and (y) 25% per year thereafter, and which, in the case of clauses (x) and (y), shall be payable in equal quarterly installments on the first day of each quarter. The remaining amount outstanding under the CapEx Facility will be due at maturity on February 27, 2017. As of the date of this report, there is approximately $8.5 million outstanding under the CapEx Facility.

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

The $35.0 million 2012 Revolving Credit Facility will be used for working capital purposes. Any amounts outstanding under the 2012 Revolving Credit Facility are required to be reduced to zero (other than outstanding letters of credit) for three periods of ten consecutive business days during each year, with each period not less than 60 days apart and with one period in each fiscal year commencing in April of such fiscal year. There currently are no outstanding borrowings under the 2012 Revolving Credit Facility.

The borrowings under the 2012 Credit Agreement bear interest at a rate equal to an applicable margin, plus at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Additionally, RNLLC is required to pay a fee to the lenders under the 2012 Credit Agreement on the unused amount under the 2012 Revolving Credit Facility at a rate per annum of 0.50% and under the CapEx Facility at a rate per annum of 0.75%. RNLLC is also required to pay customary letter of credit fees on issued letters of credit. In the event RNLLC repays and permanently reduces the commitment for any borrowings outstanding under the 2012 Credit Agreement prior to its third anniversary, it is required to pay a prepayment premium of 1.0% of the principal amount repaid, subject to certain exceptions.

The 2012 Credit Agreement expires on February 27, 2017 and requires RNLLC to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the outstanding loans):

•

Maximum Total Leverage Ratio (defined as total debt of RNP and its subsidiaries on a consolidated basis, divided by Adjusted EBITDA (as defined in the 2012 Credit Agreement)) of not greater than 2.5 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending.

•

Maintenance of a Minimum Fixed Charge Coverage Ratio (defined as (a) Adjusted EBITDA (as defined in the 2012 Credit Agreement) minus unfinanced capital expenditures of RNP and its subsidiaries on a consolidated basis, divided by (b) the sum of (i) interest expense paid or accrued, (ii) scheduled principal payments and (iii) taxes paid or payable of RNP and its subsidiaries in each case) of not less than 1.0 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending.

We believe we have sufficient liquidity for our expected funding requirements in our nitrogen products manufacturing segment through the next 12 months.

Alternative Energy

During the three months ended December 31, 2011, we funded our operations in our alternative energy segment primarily through cash on hand. Upon the closing of the Offering, we received a distribution of approximately $137.0 million from RNP, and we expect quarterly distributions from RNP to be a major source of liquidity for our alternative energy segment. RNP’s first distribution will take place following the first calendar quarter of 2012 and will include cash available for distribution with respect to the period beginning on the date of the closing of the Offering and ending on March 31, 2012. RNP’s policy is to distribute all of the cash available for distribution which it generates each quarter. Cash available for distribution for each quarter will be determined by the board of directors of the General Partner following the end of each quarter. RNP expects that cash available for distribution for each quarter will generally equal the cash flow it generates during the quarter, less cash needed for maintenance capital expenditures, debt service (if any) and other contractual obligations, and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate. RNP does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does it intend to incur debt to pay quarterly distributions. RNP has no legal obligation to pay distributions. Distributions are not required by RNP’s partnership agreement and RNP’s distribution policy is subject to change at any time at the discretion of the board of directors of the General Partner. Any distributions made by RNP to its unitholders will be done on a pro rata basis. We will receive 60.8% of RNP’s quarterly distributions based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP.

During the next 12 months, we expect the liquidity needs of our alternative energy segment to be met from cash on hand. For the alternative energy segment, our short-term expected requirements include (i) operating costs of the PDU and the Rentech-ClearFuels Gasifier; (ii) continued research and development of our technologies; (iii) debt service requirements coming due within the next year; (iv) continued development costs of projects; (v) costs for the repurchase of shares of our common stock under the share repurchase program discussed below and (vi) general operating and working capital uses. We may also have short-term requirements for development and acquisition activities that are not currently expected.

In February 2012, our board of directors authorized the repurchase of up to $25.0 million of outstanding shares of our common stock. The share repurchase program is expected to be effective on or about March 20, 2012 and will be funded by our available cash. We may buy shares in the open market or through privately negotiated transactions from time to time over the next 12 months as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of common stock, and can be implemented, suspended or discontinued at any time, without prior notice, at our sole discretion.

Our principal needs for liquidity beyond the next 12 months in our alternative energy segment are to fund project development, detailed engineering, procurement, construction and operation of commercial projects, ongoing research and development expenses, including operation of the PDU and Rentech-ClearFuels Gasifier, corporate administrative expenses, acquisitions and investments with partners. The continued development of existing and future projects beyond the next 12 months could require substantial amounts of additional new capital. As we have previously disclosed, we have adopted a revised strategy for the commercialization of our alternative energy technologies. The new strategy includes reduced spending on research and development and pursuit of projects that are smaller and require less capital to be invested by us than those recently under our development. Our strategy for the first deployment of a particular technology at scale is to develop or participate in projects for which our investment would be well within our expected liquidity.

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

Depending on our development and acquisition activities and on conditions in the capital markets, we may seek external funding for our alternative energy segment during the next 12 months, including financing from the issuance of equity or equity-linked securities, project debt, project equity and the sale of common units of RNP, if needed. However, there is no assurance that these sources of capital would be available to us. As of December 31, 2011, approximately $94.3 million aggregate offering price of securities was available to be sold under our shelf registration statement. Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets has been difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

We believe we have sufficient liquidity for our expected funding requirements in our alternative energy segment through the next 12 months.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Continuing Operations
Revolving Credit Facility (1)	$—	$—	$—	$—	$—
Long-term convertible debt (2)	57,500	—	57,500	—	—
Interest payments on debt	3,450	2,300	1,150	—	—
Natural gas (3)	12,337	12,337	—	—	—
Purchase obligations (4)	14,759	14,759	—	—	—
Asbestos removal (5)	311	—	—	—	311
Operating leases	3,654	1,233	2,051	370	—
Gas and electric fixed charges (6)	2,409	913	1,090	406	—

Total	$94,420	$31,542	$61,791	$776	$311

(1)

On November 10, 2011, RNLLC entered into the 2011 Revolving Credit Agreement and paid associated financing costs of approximately $0.9 million. At December 31, 2011, there were no outstanding borrowings under the 2011 Revolving Credit Facility. On February 28, 2012, RNLLC entered into the 2012 Credit Agreement and paid associated financing costs of approximately $2.6 million. The 2012 Revolving Credit Facility under the 2012 Credit Agreement replaced and upsized the 2011 Revolving Credit Facility. Borrowings under the 2012 Credit Agreement bear interest at a variable rate based upon either LIBOR or the lender’s alternative base rate, plus an applicable margin in each case. As of the date of this report, there is approximately $8.5 million outstanding under the 2012 Credit Agreement.

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

(3)

As of December 31, 2011, the natural gas purchase contracts included delivery dates through May 31, 2012. Subsequent to December 31, 2011, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through September 30, 2012. The total MMBtus associated with these additional contracts are approximately 2.7 million and the total amount of the purchase commitments are approximately $7.6 million, resulting in a weighted average rate per MMBtu of approximately $2.80. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts.

(4)

The amount presented represents certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.

(5)

We have a legal obligation to handle and dispose of asbestos at the East Dubuque Facility and Natchez site in a special manner when undergoing major or minor renovations or when buildings at these locations are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in our control. As a result, we have developed an estimate for a conditional obligation for this disposal. In addition, we, through our normal repair and maintenance program, may encounter situations in which we are required to remove asbestos in order to complete other work. We applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property have been recorded. Since we own both properties and currently have no plans to dispose of the properties, the obligation is considered long-term and, therefore, considered to be incurred more than five years after December 31, 2011.

(6)	As part of the gas transportation and electric supply contracts, we must pay monthly fixed charges over the term of the contracts.

On June 23, 2009, we entered into a merger agreement pursuant to which we acquired SilvaGas. On December 28, 2011, we agreed to issue 2.0 million shares of our common stock, by March 31, 2012, to the former stockholders of SilvaGas in satisfaction of all potential earn-out payments in connection with the SilvaGas acquisition.

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

Interest Rate Risk. Between November 10, 2011 and December 31, 2011, there were no borrowings made under the 2011 Revolving Credit Facility. We are exposed to interest rate risks related to the 2012 Credit Agreement. The borrowings under the 2012 Credit Agreement bear interest at a rate equal to an applicable margin, plus at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2011, we had not yet entered into the 2012 Credit Agreement. However, based upon a hypothetical outstanding balance of $10.0 million under the 2012 Credit Agreement at December 31, 2011, and assuming interest rates are above the applicable minimum, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.1 million.

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

RENTECH, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets	65
Consolidated Statements of Operations	66
Consolidated Statements of Stockholders’ Equity	67
Consolidated Statements of Cash Flows	68
Notes to Consolidated Financial Statements	70

Financial Statement Schedules:
Schedule I — Condensed Financial Information (Parent Company Only)	104
Schedule II — Valuation and Qualifying Accounts for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009	108

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rentech Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Rentech Inc. and its subsidiaries at December 31, 2011, September 30, 2011 and September 30, 2010, and the results of their operations and their cash flows for the three months ended December 31, 2011 and each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 15, 2012

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010
ASSETS
Current assets
Cash	$237,478	$121,209	$54,146
Accounts receivable, net of allowance for doubtful accounts of $100	7,428	4,617	9,586
Inventories	4,991	16,512	6,966
Deposits on gas contracts	2,807	1,399	2,353
Prepaid expenses and other current assets	3,227	4,821	3,680
Debt issuance costs	468	2,316	1,548
Deferred income taxes	4,069	—	—
Other receivables, net	5,214	3,471	470

Total current assets	265,682	154,345	78,749

Property, plant and equipment, net	65,557	51,254	55,299

Construction in progress	9,809	23,315	41,098

Other assets
Deposits and other assets	1,667	4,921	7,446
Patents, net	9,875	7,837	8,453
Goodwill	7,209	7,209	7,209
Deferred income taxes	—	97	561
Debt issuance costs	729	5,696	1,700

Total other assets	19,480	25,760	25,369

Total assets	$360,528	$254,674	$200,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,071	$9,297	$6,425
Accrued payroll and benefits	4,375	5,530	5,786
Accrued liabilities	19,808	27,803	13,515
Capital lease obligation	—	—	322
Deferred revenue	20,352	34,154	14,473
Accrued interest	2,119	2,684	2,725
Deferred income taxes	—	97	561
Term loan	—	38,448	12,835

Total current liabilities	51,725	118,013	56,642

Long-term liabilities
Term loan, net of current portion	—	107,802	48,040
Long-term convertible debt to stockholders	48,887	47,427	42,163
Advance for equity investment	—	—	7,892
Deferred income taxes	4,069	—	—
Other	519	523	425

Total long-term liabilities	53,475	155,752	98,520

Total liabilities	105,200	273,765	155,162

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—	—
Series D junior participating preferred stock — $10 par value; 45 shares authorized; no shares issued and outstanding	—	—	—
Common stock — $.01 par value; 450,000 shares authorized; 225,231, 223,409 and 221,731 shares issued and outstanding at December 31, 2011, September 30, 2011 and 2010, respectively	2,252	2,234	2,217
Additional paid-in capital	583,458	339,414	332,696
Accumulated deficit	(369,807)	(361,276)	(296,993)

Total Rentech stockholders’ equity	215,903	(19,628)	37,920
Noncontrolling interests	39,425	537	7,433

Total equity	255,328	(19,091)	45,353

Total liabilities and stockholders’ equity	$360,528	$254,674	$200,515

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended
	December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Revenues
Product sales	$63,014	$42,962	$179,857	$131,396	$186,449
Service revenues	52	52	206	529	238

Total revenues	63,066	43,014	180,063	131,925	186,687

Cost of sales
Product	37,460	26,835	103,286	106,020	125,888
Service	50	51	200	692	3

Total cost of sales	37,510	26,886	103,486	106,712	125,891

Gross profit	25,556	16,128	76,577	25,213	60,796

Operating expenses
Selling, general and administrative expense	10,498	7,687	28,004	28,410	24,061
Depreciation and amortization	566	573	2,225	1,947	1,478
Research and development	4,202	5,426	30,009	19,641	21,381
Loss on impairments	583	53	58,742	1,190	—
Advance for equity investment	—	—	(7,892)	—	—
(Gain) loss on disposal of property, plant and equipment	(507)	—	523	191	17

Total operating expenses	15,342	13,739	111,611	51,379	46,937

Operating income (loss)	10,214	2,389	(35,034)	(26,166)	13,859

Other income (expense), net
Interest and dividend income	49	45	134	212	561
Interest expense	(4,098)	(3,730)	(16,666)	(14,235)	(14,099)
Loss on debt extinguishment	(10,263)	(4,593)	(13,816)	(2,268)	—
Loss on investments	—	—	—	(1,231)	—
Gain on equity method investment	—	—	—	1,909	—
Other income (expense), net	2	7	3	63	(269)

Total other expenses, net	(14,310)	(8,271)	(30,345)	(15,550)	(13,807)

Income (loss) from continuing operations before income taxes and equity in net loss of investee company	(4,096)	(5,882)	(65,379)	(41,716)	52
Income tax expense	2	2	3	11	61

Loss from continuing operations before equity in net loss of investee company	(4,098)	(5,884)	(65,382)	(41,727)	(9)
Equity in net loss of investee company	—	—	—	544	84

Loss from continuing operations	(4,098)	(5,884)	(65,382)	(42,271)	(93)
Income from discontinued operations	—	—	—	9	72

Net loss	(4,098)	(5,884)	(65,382)	(42,262)	(21)
Net (income) loss attributable to noncontrolling interests	(4,433)	366	1,099	94	—

Net loss attributable to Rentech	$(8,531)	$(5,518)	$(64,283)	$(42,168)	$(21)

Net income (loss) per common share attributable to Rentech:
Basic:
Continuing operations	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00
Discontinued operations	0.00	0.00	0.00	0.00	0.00

Net loss	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00

Diluted:
Continuing operations	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00
Discontinued operations	0.00	0.00	0.00	0.00	0.00

Net loss	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00

Weighted-average shares used to compute net income (loss) per common share:
Basic and diluted	224,414	221,980	222,664	216,069	174,445

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe
			Additional			Total Rentech		Total
	Common Stock		Paid-in	Notes	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interests	Equity

Balance, September 30, 2008	166,688	$1,667	$268,745	$(606)	$(254,804)	$15,002	$—	$15,002
Payment of offering costs	—	—	(1,583)	—	—	(1,583)	—	(1,583)
Issuance of common stock	45,606	456	49,190	—	—	49,646	—	49,646
Common stock issued for stock options exercised	95	1	132	—	—	133	—	133
Rescission of previously issued common stock and related notes receivable	(400)	(4)	(604)	606	—	(2)	—	(2)
Warrants granted	—	—	2,255	—	—	2,255	—	2,255
Stock-based compensation expense	—	—	2,955	—	—	2,955	—	2,955
Restricted stock units	707	7	(156)	—	—	(149)	—	(149)
Net loss	—	—	—	—	(21)	(21)	—	(21)

Balance, September 30, 2009	212,696	$2,127	$320,934	$—	$(254,825)	$68,236	$—	$68,236

Payment of offering costs	—	—	(376)	—	—	(376)	—	(376)
Issuance of common stock	6,689	67	6,169	—	—	6,236	—	6,236
Common stock issued for stock options exercised	15	—	16	—	—	16	—	16
Common stock issued for warrants exercised	2,080	20	1,108	—	—	1,128	—	1,128
Stock-based compensation expense	—	—	5,095	—	—	5,095	—	5,095
Restricted stock units	251	3	(250)	—	—	(247)	—	(247)
Noncontrolling interests	—	—	—	—	—	—	7,527	7,527
Net loss	—	—	—	—	(42,168)	(42,168)	(94)	(42,262)

Balance, September 30, 2010	221,731	$2,217	$332,696	$—	$(296,993)	$37,920	$7,433	$45,353

Acquisition of additional interest in subsidiary	—	—	5,797	—	—	5,797	(5,797)	—
Payment of offering costs	—	—	(58)	—	—	(58)	—	(58)
Issuance of common stock	465	5	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	1,729	—	—	1,729	—	1,729
Restricted stock units	1,213	12	(720)	—	—	(708)	—	(708)
Net loss	—	—	—	—	(64,283)	(64,283)	(1,099)	(65,382)
Other	—	—	(25)	—	—	(25)	—	(25)

Balance, September 30, 2011	223,409	$2,234	$339,414	$—	$(361,276)	$(19,628)	$537	$(19,091)

Adjustment for investment in Rentech Nitrogen Partners, L.P.	—	—	240,662	—	—	240,662	34,430	275,092
Stock issued for acquisition			2,680	—	—	2,680	—	2,680
Stock-based compensation expense	—	—	1,112	—	—	1,112	25	1,137
Common stock issued for stock options exercised	31	—	30	—	—	30	—	30
Common stock issued for warrants exercised	1,052	11	(11)	—	—	—	—	—
Restricted stock units	739	7	(432)	—	—	(425)	—	(425)
Net loss	—	—	—	—	(8,531)	(8,531)	4,433	(4,098)
Other	—	—	3	—	—	3	—	3

Balance, December 31, 2011	225,231	$2,252	$583,458	$—	$(369,807)	$215,903	$39,425	$255,328

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Septe	Septe	Septe	Septe	Septe
	For the Three Months Ended
	December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Cash flows from operating activities
Net loss	$(4,098)	$(5,884)	$(65,382)	$(42,262)	$(21)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,776	3,062	11,836	12,051	9,758
Loss on impairments	583	53	58,742	1,190	—
Advance for equity investment	—	—	(7,892)	—	—
Utilization of spare parts	309	380	1,698	1,521	1,677
Bad debt expense	—	—	257	105	5
Non-cash interest expense	1,880	1,793	7,146	7,605	6,944
Loss on debt extinguishment	10,263	4,593	13,816	2,268	—
Gain on equity method investment	—	—	—	(1,909)	—
Loss on investments	—	—	—	1,231	—
Stock-based compensation	1,137	1,106	1,729	5,095	2,955
Payment of call premium fee	(2,933)	—	(8,261)	—	—
Other	(498)	9	381	757	(351)
Changes in operating assets and liabilities:
Accounts receivable	(2,811)	(7,026)	4,969	(928)	2,951
Property insurance claim receivable	—	—	—	1,795	(1,795)
Other receivables and receivable from related party	(1,163)	37	(910)	(189)	29
Receivables from insurance related to litigation	148	—	(2,023)	—	—
Litigation settlement payable	—	—	1,954	—	—
Inventories	11,164	1,451	(9,218)	4,684	5,278
Deposits on gas contracts	(1,409)	303	955	(1,629)	17,644
Prepaid expenses and other current assets	586	257	167	1,055	2,186
Accounts payable	(412)	(1,035)	(544)	1,167	(2,286)
Deferred revenue	(13,802)	17,028	19,681	(3,730)	(44,605)
Accrued interest	(566)	(513)	(40)	(205)	1,096
Accrued liabilities, accrued payroll and other	(4,698)	(2,313)	7,408	(602)	1,538

Net cash provided by (used in) operating activities	(2,544)	13,301	36,469	(10,930)	3,003

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(12,423)	(10,450)	(39,402)	(26,109)	(17,353)
Payments for acquisition	—	—	—	—	(949)
Proceeds from sales of available for sale securities	—	—	—	4,769	—
Other items	2,959	127	(838)	(1,930)	(644)

Net cash used in investing activities	(9,464)	(10,323)	(40,240)	(23,270)	(18,946)

Cash flows from financing activities
Proceeds from initial public offering, net of costs	276,007	—	—	—	—
Proceeds from term loan, net of original issue discount	—	50,960	200,960	64,425	—
Retirement of term loan, including costs	(146,250)	—	(85,383)	(38,040)	—
Proceeds from issuance of common stock	30	—	—	6,236	41,378
Payments of offering costs	—	(2)	(58)	(376)	(1,583)
Proceeds from options and warrants exercised	—	—	—	1,144	133
Payment of debt issuance costs	(904)	(290)	(8,747)	(4,061)	—
Payments on notes payable for financed insurance premiums	(606)	(553)	(1,958)	(1,785)	(2,455)
Payments on line of credit on available for sale securities	—	—	—	(4,532)	(226)
Payments on debt and notes payable	—	(22,522)	(33,658)	(5,140)	(15,909)
Conversion of bridge loan for the variable interest entity	—	—	—	1,500	—
Payments on capital lease	—	(131)	(322)	(142)	—

Net cash provided by financing activities	128,277	27,462	70,834	19,229	21,338

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows — Continued

(Amounts in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended
	December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Increase (decrease) in cash	116,269	30,440	67,063	(14,971)	5,395
Cash and cash equivalents, beginning of period	121,209	54,146	54,146	69,117	63,722

Cash and cash equivalents, end of period	$237,478	$84,586	$121,209	$54,146	$69,117

For the three months ended December 31, 2011 and 2010, and the fiscal years ended September 30, 2011, 2010 and 2009, the Company made certain cash payments as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended
	December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Cash payments of interest

Net of capitalized interest of $0 (Dec 2011), $1,116 (Dec 2010), $4,868 (2011), $2,907 (2010) and $2,160 (2009)	$2,783	$3,566	$14,427	$9,701	$8,088

Cash payments of income taxes from continuing operations	$2	$12	$13	$30	$30

Excluded from the statements of cash flows were the effects of certain non-cash financing and investing activities as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended
	December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Purchase of insurance policies financed with notes payable	$867	$516	$1,872	$1,893	$2,204
Warrants granted in connection with amendment to term loan	—	—	—	—	1,626
Warrants granted in connection with equity investment	—	—	—	—	629
Rescission of notes receivable on repurchase of common stock	—	—	—	—	606
Restricted stock units surrendered for withholding taxes payable	425	303	708	247	149
Acquisition of variable interest entity	—	—	—	6,134	—
Acquisition, which includes issuance of common stock	—	—	—	—	8,292
Acquisition of additional interest in subsidiary	—	—	5,797	—	—
Acquisition of Northwest Florida Renewable Energy Center LLC (“NWFREC”)	—	—	1,733	—	—
Adjustment for investment in subsidiary	240,362	—	—	—	—
Purchase of common stock warrants paid through the reduction of loan fees	—	—	—	—	50
Capital lease on software	—	—	—	464	—
Cashless exercise of warrants	11	—	—	8	—
Receivables from sales of property, plant and equipment in other receivables	741	—	325	—	—
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	3,914	3,547	11,904	4,872	3,440
Purchase of patent in accrued liabilities	42	—	390	—	—
Prepaid initial public offering costs offset against proceeds of initial public offering	3,907	—	—	—	—
Initial public offering costs in accrued liabilities	72	—	—	—	—
Adjustment to intangible assets for shares granted for earn-out payment to former SilvaGas shareholders	2,680	—	—	—	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business

Rentech, Inc. (“Rentech”, “we”, or “the Company”) operates in two segments being alternative energy and nitrogen products manufacturing. See Note 18 – Segment Information.

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

The revised strategy reflects the Company’s expectation that project finance debt or equity for large, first-of-a-kind energy technology projects generally will not be available in the market, although the Company believes that project capital may be available, including for larger projects, after particular technologies and integrated systems have been proven at commercial scale. Given these developments and changes in the availability of government funding for such projects, certain of the Company’s projects under development no longer fit its near-term development and commercialization strategy. See Note 4 – Impairments for the financial statement implications of the change of strategy.

The Company’s nitrogen products manufacturing segment is operating through its majority-owned subsidiary, Rentech Nitrogen, LLC (“RNLLC”), formerly known as Rentech Energy Midwest Corporation (“REMC”), which owns a nitrogen fertilizer manufacturing plant that uses natural gas as its feedstock. RNLLC’s plant, located in East Dubuque, Illinois (the “East Dubuque Facility”), manufactures and sells within the corn-belt region of the United States natural gas-based nitrogen fertilizer and industrial products including ammonia, urea ammonium nitrate, urea granule, urea solution, nitric acid and liquid carbon dioxide.

On November 9, 2011, Rentech Nitrogen Partners, L.P. (“RNP”) completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in the Offering represent 39.2% of RNP common units outstanding as of the closing of the Offering. Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, owns the remaining 60.8% of RNP common units and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in RNP. RNP’s assets consist of all of the equity interests of RNLLC, which owns the East Dubuque Facility. At the closing of the Offering, RNLLC was converted into a limited liability company. In connection with the Offering, the Company received proceeds, net of costs of $275,092,000. The Company recorded additional paid-in capital of $240,662,000 and a noncontrolling interest of $34,430,000 which represents 39.2% of the net book value of RNP. As a result of the sale of RNP, there was no change in ownership, as such, there was no step up in accounting basis of assets or gain recognized.

Change in Fiscal Year End

On February 1, 2012, the board of directors of the Company (the “Board”) approved a change in the Company’s fiscal year end from September 30 to December 31. As a result of this change, the Company is filing a Transition Report on Form 10-K for the three-month transition period ended December 31, 2011. References to any of the Company’s fiscal years mean the fiscal year ending September 30 of that calendar year. Financial information in these notes with respect to the three months ended December 31, 2010 is unaudited.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2 — Summary of Certain Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all subsidiaries in which the Company directly or indirectly owns a controlling financial interest, including RNLLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events

The Company has evaluated events, if any, which occurred subsequent to December 31, 2011 through the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.

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

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of December 31, 2011 and September 30, 2011 and 2010 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

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

Natural gas, though not purchased for the purpose of resale, is occasionally sold when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales. Natural gas is also sold with a simultaneous gas purchase in order to receive an economic benefit that reduces raw material cost, in which case the net of the sales price and the related cost of sales are recorded within cost of sales.

On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation (“RDC”), entered into a Distribution Agreement with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium U.S. Inc. (“Agrium”), and RDC similarly assigned the agreement to REMC, prior to its conversion into RNLLC. The Distribution Agreement is for a ten year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Facility, and to purchase from RNLLC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. Under the Distribution Agreement, Agrium is appointed as the exclusive distributor for the sale, purchase and resale of nitrogen products manufactured at the East Dubuque Facility. Sale terms are negotiated and approved by RNLLC. Agrium

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

bears the credit risk on products sold through Agrium pursuant to the Distribution Agreement. If an agreement is not reached on the terms and conditions of any proposed Agrium sale transaction, RNLLC has the right to sell to third parties provided the sale is on the same timetable and volumes and at a price not lower than the one proposed by Agrium. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, the Distribution Agreement accounted for 92%, 83%, 80%, and 85%, respectively, of net revenues from continuing operations. Receivables from Agrium accounted for 83%, 77% and 86% of the total consolidated accounts receivable balance of the Company as of December 31, 2011 and September 30, 2011 and 2010, respectively. RNLLC negotiates sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.

Under the Distribution Agreement, RNLLC pays commissions to Agrium not to exceed $5 million per contract year on applicable gross sales. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current maximum rate of 5%. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, the effective commission rate associated with sales under the Distribution Agreement was 2.6%, 4.3%, 4.2% and 2.3%, respectively.

RNLLC derives substantially all of its revenues and cash flows from the production and sale of nitrogen fertilizers, and it sells a majority of its nitrogen products to customers located in its core market. RNLLC sold over 90% of its nitrogen products to customers for agricultural uses during the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011, 2010 and 2009. RNLLC generally does not have long-term minimum sales contracts with any of its customers.

Service revenues from our alternative energy segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the terms of the services contract. Rental income is recognized monthly as per the lease agreement.

Deferred Revenue

The Company records a liability for deferred revenue to the extent that payment has been received under product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to product prepayment contracts, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of December 31, 2011 and September 30, 2011 and 2010, deferred revenue was $20,352,000, $34,154,000 and $14,473,000, respectively.

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

Accounting for Derivative Instruments

We elect the normal purchase normal sale exemption for our derivative instruments. As such, we do not recognize the unrealized gains or losses related to these derivative instruments in our financial statements.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Research and Development Expenses

Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits, third-party consultants and other costs incurred to develop and refine certain technologies employed in the Company’s alternative energy segment. These costs are expensed as incurred.

Our research and development activities are centered at the Rentech Energy Technology Center (the “RETC”), which houses our Product Demonstration Unit (“PDU”), including the ClearFuels Technology Inc. (“ClearFuels”) biomass gasifier (the “Rentech-ClearFuels Gasifier”). The RETC is where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process, the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allow us to conduct online analysis of feedstock and products. For the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, the Company incurred research and development expenses of $1.9 million, $18.5 million, $9.7 million and $12.3 million, respectively, related to the construction, commissioning, startup and operation of the PDU and Rentech-ClearFuels Gasifier.

Cash

The Company has various checking and savings accounts with major financial institutions. At times balances with these institutions may be in excess of federally insured limits.

Restricted Cash

As of December 31, 2011 and September 30, 2011, restricted cash, included in other assets, of approximately $336,000 and approximately $327,000, respectively, is comprised of cash that has been pledged as collateral for a standby letter of credit. As of September 30, 2010, restricted cash, of approximately $100,000, is comprised of cash that has been pledged as collateral for future tax liabilities that may arise as a result of the November 2006 sale of a subsidiary. Restricted cash pledged for less than one year is classified as a short-term asset and restricted cash that has been pledged as collateral for over one year has been classified as a long-term asset.

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

Inventories

Inventories consist of raw materials and finished goods within our nitrogen products manufacturing segment. The primary raw material in the production of nitrogen products is natural gas. Raw materials also include certain chemicals used in the manufacturing process. Finished goods include the nitrogen products stored at the East Dubuque Facility that are ready for shipment along with any inventory that may be stored at a remote facility. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred. At December 31, 2011, and September 30, 2011 and 2010, inventories on the consolidated balance sheets included depreciation of $456,000, $836,000 and $513,000, respectively.

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. On at least a quarterly basis, the Company performs an analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

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

Patents

Costs for patents on intellectual property are capitalized and amortized using the straight-line method over the remaining lives of the patents. The cost of patents was $11,901,000 with accumulated amortization of $2,026,000 at December 31, 2011. The cost of patents was $9,612,000 with accumulated amortization of $1,775,000 and $769,000 at September 30, 2011 and 2010, respectively. The Company recorded $261,000, $1,006,000 and $615,000 in amortization expense for the three months ended December 31, 2011, and the fiscal year ended September 30, 2011 and 2010, respectively. The amortization of the patents will result in amortization expense of $1,381,000 for each of the next five years.

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

For purposes of evaluating whether goodwill is impaired, goodwill is allocated to reporting units, which are either at the operating segment level or one reporting level below the operating segment. The reporting unit with goodwill is ClearFuels. The Company utilizes the fair value based upon the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”) when evaluating goodwill for impairment. The Income Approach valuation method requires the Company to make projections of revenue and operating costs for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates could result in passing or failing the first step of the impairment model, which could significantly change the amount of any impairment ultimately recorded. As of December 31, 2011, the Company performed the annual impairment test for goodwill as required and determined that its goodwill was not impaired since the fair value of the reporting unit exceeded its carrying amount.

The most significant intangible assets subject to impairment analyses are the capitalized patents related to the acquisition of SilvaGas and the goodwill related to the acquisition of ClearFuels. The Company’s projections of future cash flows related to utilization of these assets involve various development projects with unrelated parties that are not yet finalized and will require significant investment by the other parties. These projects may take years to build and execute, and, given the nature of the technologies being developed, they ultimately may not be successful. Impairment of the capitalized patents and goodwill assets may be required if projected future cash flows for the development projects change or if such projects do not produce the projected cash flows that the Company currently anticipates.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

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

Recent Accounting Pronouncements

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

In September 2011, the FASB issued guidance amending previous guidance on testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. It is effective for the Company’s fiscal year beginning on January 1, 2012. Early adoption is permitted. The Company is evaluating the provisions of this guidance and the potential impact on the Company’s consolidated financial position, results of operations and disclosures.

Note 3 — Discontinued Operations

Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”) to REN Holding Corporation, (“RHC”) an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000 payable in the form of earn-out payments based on RHC’s cash receipts for sales and services from REN’s customers. The earn-out payments are based on 5% of REN’s qualified cash receipts up to the first $2,500,000 per year and 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. As of December 31, 2011 and September 30, 2011 and 2010, the Company had collected $478,000 of this amount and had recorded $107,000 of the remaining receivable in current assets as other receivables. In addition, the Company recorded a reserve against the earn-out receivable due to uncertainty surrounding the estimation of collections. The balance of the reserve was $697,000 as of December 31, 2011 and September 30, 2011 and 2010. Pursuant to the terms of the agreement, the buyer was responsible for all contingent liabilities that existed or might be incurred after the date of disposal.

Note 4 — Impairments

Prior to the fourth quarter of the fiscal year ended September 30, 2011, the Company’s alternative energy segment had under development three projects for which it had capitalized certain construction work in process and other development costs. These projects included a biomass project in Rialto, California (the “Rialto Project”), a coal to liquid project in Natchez, Mississippi (the “Natchez Project”) and a renewable energy project in Port St. Joe Florida (the “Port St. Joe Project”).

As indicated in Note 1 “Description of Business”, in the fourth quarter of the fiscal year ended September 30, 2011 the Company revised its strategy for commercialization of its alternative energy technologies to include reduced spending on research and development and pursuit of projects that are smaller and require less capital to be invested by Rentech than those recently under development by the Company. In addition to the revised strategy, the Company withdrew its applications to the U.S. Department of Energy (“DOE”) for loan guarantees for the Rialto Project and the Port St. Joe Project. The Company previously stated that it will no

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

longer pursue project financing for its projects from the DOE loan guarantee programs. The Company had applied under the DOE’s Section 1705 loan guarantee program for both projects, had been notified by the DOE that its applications had been placed on hold, and had also been notified that the projects would be considered for funding under the Section 1703 loan guarantee program. With the withdrawal from the loan guarantee program, Rentech now believes that project financing for the Rialto Project and the Port St. Joe Project will not be available, and the Company will not be moving forward with the projects. As a result, Rentech impaired capitalized costs associated with the projects in its financial statements for the period ending September 30, 2011. The loss on impairment for the Rialto Project represents the total costs of the project. The loss on impairment for the Port St. Joe Project represents the total costs of the project less the elimination of the contingent consideration liability of $1,628,000, as described in Note 10.

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

The financial impact recorded in the fiscal year ended September 30, 2011 statement of operations is as follows:

September 30,
Project	Loss on Impairments
(in thousands)
Rialto	$(27,238)
Natchez	(26,645)
Port St. Joe	(4,806)
Miscellaneous	(53)

Total	$(58,742)

Note 5 — Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010
	(in thousands)
Trade receivables from nitrogen products	$7,428	$4,617	$9,578
Trade receivables from alternative energy	100	100	108

Total accounts receivable, gross	7,528	4,717	9,686
Allowance for doubtful accounts on trade accounts receivable	(100)	(100)	(100)

Total accounts receivable, net	$7,428	$4,617	$9,586

Note 6 — Inventories

Inventories consisted of the following:

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010
	(in thousands)
Finished goods	$4,567	$16,020	$6,338
Raw materials	424	492	628

Total inventory	$4,991	$16,512	$6,966

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010
	(in thousands)
Land and land improvements	$1,883	$1,883	$1,811
Buildings and building improvements	10,110	10,110	10,323
Machinery and equipment	95,547	78,440	74,625
Furniture, fixtures and office equipment	874	874	861
Computer equipment and computer software	5,434	5,244	4,657
Vehicles	201	201	172
Leasehold improvements	80	80	73
Conditional asset (asbestos removal)	210	210	210

	114,339	97,042	92,732
Less accumulated depreciation	(48,782)	(45,788)	(37,433)

Total depreciable property, plant and equipment, net	$65,557	$51,254	$55,299

Construction in progress consisted of the following:

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010
	(in thousands)
Construction in progress for alternative energy projects under development	$2,450	$2,500	$32,028
Accumulated capitalized interest costs related to projects under development	—	—	6,105
Construction in progress for East Dubuque Facility	6,862	20,318	2,474
Software in progress	470	470	464
Conditional asset (asbestos removal)	27	27	27

Total construction in progress	$9,809	$23,315	$41,098

The Company has a legal obligation to handle and dispose of asbestos at its East Dubuque Facility and Natchez Project in a special manner when undergoing major or minor renovations or when buildings at these locations are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Company has developed an estimate for a conditional obligation for this disposal. In addition, the Company, through its normal repair and maintenance program, may encounter situations in which it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property have been recorded. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at December 31, 2011, September 30, 2011 and 2010 was $311,000, $303,000 and $268,000, respectively. The accretion expense for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009 was $8,000, $35,000, $31,000 and $0, respectively.

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

ClearFuels was selected by the DOE to receive up to approximately $23 million as a grant to construct the ClearFuels Gasifier. On September 3, 2010, the Company and ClearFuels executed a project support agreement (the “Project Support Agreement”) which detailed the responsibilities of both parties regarding the second phase of construction of the ClearFuels Gasifier. Pursuant to the terms of the Project Support Agreement, the Company provided the DOE with a certification of its support of the Rentech-ClearFuels Gasifier and it assumed operational control and full decision making authority over the project as of October 1, 2010. The Company became responsible for budgeted construction payments for the project after October 1, 2010, and expects to receive reimbursement from the DOE for between approximately 62% and 65% of those payments and of all costs and expenses it has incurred to support the ClearFuels Gasifier. The Company estimates that third party cash expenses, excluding costs and expenses incurred to operate the PDU in support of the project, will total between approximately $2.7 million and $3.0 million after receipt of all DOE reimbursements. At December 31, 2011 and September 30, 2011, the Company had recorded in other receivables, amounts due from the DOE under the grant of $2.2 million and $1.2 million, respectively.

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

The following items were recorded on the consolidated balance sheets as of September 30, 2010 (in thousands):

September 30,
Cash	$747
Notes receivable and accrued interest on notes receivable	272
Prepaid expenses	1,139
Goodwill	7,209
Fixed assets	8
Other assets	5
Accounts payable	63

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

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

As part of the closing the Company issued approximately 14.5 million shares of common stock to the SilvaGas stockholders, approximately 3.4 million of which were deposited with an escrow agent to support certain indemnification obligations of the SilvaGas stockholders and to provide for certain possible expenses.

In addition to the consideration paid at the closing, under the Merger Agreement (and prior to the amendment to the Merger Agreement discussed below), the SilvaGas stockholders would have been entitled to receive additional shares of the Company’s common stock as consideration if certain performance criteria of the SilvaGas technology at the Rialto Project, or an alternative project to be designated by the Company, had been achieved by March 29, 2022. Depending on the performance of the gasifier, such additional earn-out consideration could have varied from zero to the sum of (i) 6,250,000 shares of the Company’s common stock and (ii) that number of shares equal in value to $5,500,000 at the time of any such payment (provided that such number may not exceed 11,000,000 shares). The additional consideration to be paid would have been subject to negotiation between the Company and the former SilvaGas stockholders.

On December 28, 2011 the Company entered into Amendment No. 2 (the “Amendment”) to the Merger Agreement dated June 23, 2009 with Milton Farris, as Stockholder Representative, John A. Williams and certain other former stockholders of SilvaGas. Mr. Williams has been a member of the Company’s board of directors since November 2009. The Amendment provided for the release of the approximately 3.4 million shares held in escrow and payment of 2.0 million shares of the Company’s common stock as final consideration as contemplated in the Merger Agreement. The issuance of the 2.0 million shares was recorded as an increase in the value of the SilvaGas patents in accordance with accounting standards for business combinations in effect when the Merger Agreement was executed.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

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

Note 11 — Debt

The Company’s debt obligations at December 31, 2011 consist of short-term notes payable, a $25.0 million revolving credit facility entered into by RNLLC (under which the Company is neither an obligor nor a guarantor) and a convertible debt to stockholders. At December 31, 2011, there were no outstanding advances under the revolving credit facility. The Company’s debt obligations at September 30, 2011 and 2010 consist of short-term notes payable, a term loan and a convertible debt to stockholders.

Short-term Notes Payable

The Company enters into non-collateralized short-term notes payable to finance insurance premiums. During the fiscal year ended September 30, 2010, the Company entered into non-collateralized short-term notes payable to finance insurance premiums totaling $1,893,000. The notes payable bore interest between 2.55% and 3.28% with monthly payments of principal and interest and a scheduled maturity date in March 2011. The balance due as of September 30, 2010 was $825,000 which was included in accrued liabilities. During the fiscal year ended September 30, 2011, the Company entered into non-collateralized short-term notes payable to finance insurance premiums totaling $1,872,000. The notes payable bear interest between 2.55% and 3.04% with monthly payments of principal and interest and a scheduled maturity date in March 2012. The balance due on the notes payable as of September 30, 2011 and December 31, 2011 was $739,000 and $370,000, respectively, which was included in accrued liabilities. During the three months ended December 31, 2011, the Company entered into non-collateralized short-term notes payable to finance insurance premiums totaling $867,000. The notes payable bear interest at 3.04% with monthly payments of principal and interest and a scheduled maturity date in September 2012. The balance due on the notes payable as of December 31, 2011 was $630,000, which was included in accrued liabilities.

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

On July 21, 2010, RNLLC and Rentech entered into an amendment to credit agreement, waiver and collateral agent consent to the 2010 Credit Agreement (the “First Amendment”). The First Amendment included an early prepayment by RNLLC of $15 million of principal of the 2010 Initial Term Loans outstanding, and a simultaneous borrowing of an additional $20 million (the “First Incremental Loan”), with proceeds of approximately $18.5 million transferred to Rentech in the form of an intercompany loan. The First Incremental Loan was issued with original issue discount of 6%. The other terms of the First Incremental Loan, including without limitation, the maturity date, interest rate and collateral security, are the same as the 2010 Initial Term Loans.

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

The Second Amendment was accounted for as an extinguishment of debt, taking into consideration the change in future cash flows after this amendment and amendments in the preceding 12 months. As a result, for the fiscal year ended September 30, 2011, a loss on extinguishment of debt, related to the Second Amendment, of $4.6 million was recorded in the consolidated statements of operations. The 2011 Credit Agreement was also accounted for as an extinguishment of debt. As a result, for the fiscal year ended September 30, 2011, a loss on extinguishment of debt, related to the entry into the 2011 Credit Agreement and repayment of the 2010 Credit Agreement, of $9.2 million was recorded in the statements of operations, resulting in a total loss on debt extinguishment, related to the Second Amendment and the 2011 Credit Agreement, of $13.8 million. On November 9, 2011, a portion of the proceeds of the Offering were used to repay in full the term loans outstanding under the 2011 Credit Agreement. As a result, for the three months ended December 31, 2011, a loss on debt extinguishment was recorded for $10.3 million.

Long-term debt consists of the following:

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010
	(in thousands)
Face value of term loan under the credit agreements	$—	$146,250	$63,291
Less unamortized discount	—	—	(2,416)

Book value of term loan under the credit agreements	—	146,250	60,875
Less current portion	—	(38,448)	(12,835)

Term loan, long term portion	$—	$107,802	$48,040

2011 Revolving Credit Facility

On November 9, 2011, the borrowings outstanding under the 2011 Credit Agreement were repaid in full in connection with the Offering. On November 10, 2011, RNP and RNLLC entered into a credit agreement (the “2011 Revolving Credit Agreement”), providing for a $25.0 million senior secured revolving credit facility with a two year maturity (the “2011 Revolving Credit Facility”), and RNLLC paid associated financing costs of approximately $0.9 million. The 2011 Revolving Credit Facility included a letter of credit sublimit of up to $2.5 million for issuance of letters of credit. Any borrowings under the 2011 Revolving Credit Facility would have borne interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the 2011 Revolving Credit Facility was 3.25% with respect to base rate borrowings and 4.25% with respect to LIBOR borrowings. Additionally, RNLLC was required to pay a fee to the lenders under the 2011 Revolving Credit Facility on the unused amount at a rate of 0.5%. RNLLC was also required to pay customary letter of credit fees on issued letters of credit. In the event RNLLC reduced or repaid in full the 2011 Revolving Credit Facility prior to its first anniversary, it was required to pay a prepayment premium of 2.0% of the principal amount repaid, subject to certain exceptions. At December 31, 2011, there were no outstanding advances under the 2011 Revolving Credit Facility. On February 28, 2012, RNLLC entered into a credit agreement (the “2012 Credit Agreement”), which provides for a $135.0 million senior collateralized credit facility with a five year maturity. The 2012 Credit Agreement amended, restated and replaced the 2011 Revolving Credit Agreement. For additional information refer to Note 21 — Subsequent Events.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

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

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010
	(in thousands)
Convertible senior notes	$57,500	$57,500	$57,500
Less unamortized discount	(8,613)	(10,073)	(15,337)

Long-term convertible debt to stockholders	$48,887	$47,427	$42,163

Prepaid debt issuance costs on convertible senior notes	$325	$387	$639

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Long-term convertible debt, including automatic conversions to common stock and required cash payments, matures in 2013. The required cash interest payments on convertible notes for the year ending December 31, 2012 based on current interest rates will be $2,300,000. Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock.

Based on the market prices, the estimated fair value of the Notes was approximately $56.1 million as of December 31, 2011.

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

Note 13 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

Our policy and our practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. We may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. Occasionally we enter into index-price contracts. We have entered into multiple natural gas forward purchase contracts for various delivery dates through May 31, 2012. Commitments for natural gas purchases consist of the following:

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010
	(in thousands)
MMBtus under fixed-price contracts	3,040	3,182	3,465
MMBtus under index-price contracts	—	—	403

Total MMBtus under contracts	3,040	3,182	3,868

Commitments to purchase natural gas	$12,337	$14,370	$15,294

Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$4.06	$4.52	$3.95

Subsequent to December 31, 2011, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through September 30, 2012. The total MMBtus associated with these additional contracts are approximately 2,714,000 and the total amount of the purchase commitments are approximately $7,611,000, resulting in a weighted average rate per MMBtu of approximately $2.80. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. These payments are recorded as deposits on gas contracts in the accompanying balance sheets.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Operating Leases

The Company has various operating leases of real and personal property which expire through October 2014. Total lease expense, including month-to-month rent, common area maintenance charges and other rent related fees, for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010, and 2009 was $596,000, $2,077,000, $2,390,000 and $2,199,000, respectively.

Future minimum lease payments as of December 31, 2011 are as follows (in thousands):

September 30,
For the Years Ending December 31,
2012	$1,233
2013	1,035
2014	1,016
2015	370

$3,654

Litigation

The Company is party to litigation from time to time in the normal course of business. While the outcome of the Company’s current matters cannot be predicted with certainty, the Company maintains insurance to cover certain actions and believes that resolution of its current litigation will not have a material adverse effect on the Company.

In October 2009, the EPA Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the number 1 nitric acid plant at the East Dubuque Facility. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s CAA National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to acid plants, which seeks to reduce emissions from acid plants through proceedings that result in the installation of new pollution control technology. Without admitting liability, RNLLC has entered into a consent decree (the “Consent Decree”) with the EPA to resolve the alleged violations, and the Consent Decree was entered by the court, effective as of February 13, 2012. The Consent Decree requires RNLLC to pay a civil penalty of $108,000, install and operate certain pollution control equipment on one of its nitric acid plants, and to perform certain additional obligations and periodically report to the EPA. RNLLC has commenced implementation of the Consent Decree requirements, including the installation and operation of the pollution control equipment, and on February 17, 2012, it paid the $108,000 civil penalty.

Note 14 — Stockholders’ Equity

Common Stock

On June 29, 2009 the Company issued 11,000,000 shares of its common stock directly to selected institutional investors for a purchase price of $0.58 per share in cash, which resulted in the Company receiving net proceeds of $6,300,000. The Company did not retain an underwriter or placement agent, and we did not pay a commission or underwriting discount in connection with this offering.

On August 25, 2009, the Company issued 8,571,428 shares of its common stock, through a placement agent, to selected institutional investors for a purchase price of $1.75 per share in cash. We paid to the placement agent a fee equal to 4% of the gross proceeds received from the offering and also reimbursed the agent $25,000 for its actual out-of-pocket expenses and certain other expenses incurred by it in the offering. The net proceeds to the Company were approximately $14,300,000.

On September 28, 2009, the Company issued 11,111,000 shares of its common stock, through a placement agent, to selected institutional investors for a purchase price of $1.80 per share in cash. We paid to the placement agent a fee equal to 3.5% of the gross proceeds received from the offering and also reimbursed the agent $25,000 for its actual out-of-pocket expenses and certain other expenses incurred by it in the offering. The net proceeds to the Company were approximately $19,200,000.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

In February 2010, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”), which permits the Company to sell up to $50 million aggregate gross sales price of common stock over a period of six months. Sales of shares may be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices or as otherwise agreed by the Company and its sales agent. The sales agent will receive a commission of 1.5% based on the gross sales price per share. On a daily basis, the Company may sell a number of shares of its common stock up to twenty-five percent of the average daily trading volume of the Company’s common stock for the 30 trading days preceding the date of the sale. The net proceeds from any sales under the Equity Distribution Agreement are expected to be used for general corporate purposes. For the period from March 1, 2010 through September 30, 2010, the Company sold a total of approximately 6,172,000 shares of common stock at an average price of approximately $1.03 per share which resulted in aggregate net proceeds of approximately $6.2 million after sales commissions of approximately $95,000. In August 2010, the Equity Distribution Agreement was extended for an additional six month period, which was scheduled to end February 2, 2011. In February 2011, the Equity Distribution Agreement was extended for an additional year, which will end February 9, 2012. For the fiscal year ended September 30, 2011, the Company did not sell any shares of common stock under the Equity Distribution Agreement. The Company terminated the Equity Distribution Agreement, effective November 15, 2011, with no penalty.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Preferred Stock / Tax Benefit Preservation Plan

On August 5, 2011, the Board approved a Tax Benefit Preservation Plan between the Company and Computershare Trust Company, N.A., as rights agent (as amended from time to time, the “Plan”).

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

The Plan is intended to act as a deterrent to any person acquiring 4.99% or more of the outstanding shares of the Company’s common stock or any existing 4.99% or greater holder from acquiring more than an additional 1% of then outstanding common stock, in each case, without the approval of the Board and to thus mitigate the threat that stock ownership changes present to the Company’s NOL. The Plan includes procedures whereby the Board will consider requests to exempt certain acquisitions of common stock from the applicable ownership trigger if the Board determines that the acquisition will not limit or impair the availability of the NOLs to the Company.

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

Long-Term Incentive Equity Awards

The Board and its compensation committee (the “Compensation Committee”) approved long-term incentive equity awards for a group of its officers including its named executive officers effective November 17, 2009. The awards include both restricted stock units that may vest upon the achievement of certain performance targets, and restricted stock units that vest over time. The awards are intended to balance the objectives of retention, equity ownership by management, and achievement of performance targets. Vesting of the performance awards is tied to milestones related to the development, construction and operation of the Company’s proposed renewable synthetic fuels and power project in Rialto, California or another comparable project designated by the Compensation Committee. Under the performance vesting awards, sixty percent (60%) of the performance-based restricted stock units vest upon the closing of financing for the project, twenty percent (20%) vest upon completion of construction and initial operation of the project facility and twenty percent (20%) vest upon sustained operation of the project facility. The Compensation Committee may also designate additional performance vesting milestones in the awards. The performance vesting awards are subject to the recipient’s continued employment with the Company, provided that a recipient’s award may vest with respect to a milestone that is achieved within six months of (i) termination without cause related to a change in control or (ii) death or disability. All unvested restricted stock units expire five years after the date of grant.

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

The performance awards granted during the three months ended December 31, 2011 vest in full on the first date occurring on or prior to October 12, 2014 on which the Company’s value weighted average share price for any 30-day period equals or exceeds $3.00. The awards are subject to the recipient’s continued employment with the Company, provided that a recipient’s award may vest upon (i) termination without cause by the Company or for good reason by the recipient related to a change in control or (ii) death or disability.

During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, the Company issued the following performance shares and restricted stock units:

	September 30,	September 30,	September 30,
	Number of Awards
	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
Type of Award	2011	2011	2010
Performance awards	2,960,000	—	3,650,000
Time-vested awards	3,508,000	2,195,000	2,155,000
Management stock purchase plan awards	—	—	534,000
Company matching of management stock purchase plan awards	—	—	456,000

Total	6,468,000	2,195,000	6,795,000

There were no shares allocated to the management stock purchase program in conjunction with the awards granted in the three months ended December 31, 2011 and the fiscal year ended September 30, 2011. In the fourth quarter of the fiscal year ended September 30, 2011, the Company determined that the Rialto Project would not be developed. Previously accrued compensation expense of $1.9 million for performance based restricted stock units tied to Rialto Project milestones was reversed and is included in selling, general and administrative expense.

Long-Term Incentive Equity Awards – RNP

On November 2, 2011, the board of directors of the General Partner adopted the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan (the “2011 LTIP”). The General Partner’s officers, employees, consultants and non-employee directors, as well as other key employees of the Company, the indirect parent of the General Partner, and certain of RNP’s other affiliates who make significant contributions to its business, are eligible to receive awards under the 2011 LTIP, thereby linking the recipients’ compensation directly to RNP’s performance. The 2011 LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. Subject to adjustment in the event of certain transactions or changes in capitalization, 3,825,000 common units may be delivered pursuant to awards under the 2011 LTIP.

During the three months ended December 31, 2011, RNP issued 163,388 unit-settled phantom units (which entitles the holder to distribution rights during the vesting period) covering RNP’s common units. The grant date fair value of each unit was $18.40. The units vest in three equal annual installments; however, for most of the units there is pro-rata vesting in the year of termination of employment.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

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

During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, charges associated with all equity-based grants were recorded as follows:

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2011	2011	2010	2009
	(in thousands)
Compensation expense	$1,015	$1,063	$4,224	$2,472
Board compensation expense	50	604	587	394

Total compensation expense	1,065	1,667	4,811	2,866
Consulting expense	9	62	284	89

Total expense	$1,074	$1,729	$5,095	$2,955

Reduction to both basic and diluted earnings per share from compensation expense	$—	$0.01	$0.02	$0.02

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. The assumptions utilized to determine the fair value of options and warrants are indicated in the following table:

	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2011	2011	2010	2009
Risk-free interest rate	1.16% – 1.74%	1.55% – 2.69%	2.12% – 3.33%	0.69% – 3.42%
Expected volatility	104.0%	97.0% – 98.0%	96.0% – 100.0%	72.0% – 73.0%
Expected life (in years)	6.00 – 8.00	5.00 – 8.00	6.00 – 8.00	1.50 – 8.00
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	14.0%	0.0% – 8.0%	0.0% – 18.0%	0.0% – 15.0%

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

The number of shares reserved, outstanding and available for issuance are as follows:

	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Shares Reserved	Shares Outstanding			Shares Available for Issuance
	As of December 31,	As of December 31,	As of September 30,		As of December 31,	As of September 30,
Name of Plan	2011	2011	2011	2010	2011	2011	2010
2005 Stock Option Plan	1,000	195	195	—	—	—	195
2006 Incentive Award Plan:
Stock options	8,000	1,910	2,150	1,891	32	725	930
Restricted stock units	—	2,567	1,812	2,802	—	—	—
2009 Incentive Award Plan:
Stock options	24,500	2,567	2,590	516	6,936	15,105	3,582
Restricted stock units	—	8,963	4,228	4,431	—	—	—

	33,500	16,202	10,975	9,640	6,968	15,830	4,707

Restricted stock units not from a plan	1,225	358	583	327	—	—	—

	34,725	16,560	11,558	9,967	6,968	15,830	4,707

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

During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, charges associated with stock option grants were recorded as follows:

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2011	2011	2010	2009
	(in thousands)
Compensation expense	$216	$632	$92	$559
Board compensation expense	—	129	237	47

Total compensation expense	216	761	329	606
Consulting expense	9	30	51	72

Total expense	$225	$791	$380	$678

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Option transactions during the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009 are summarized as follows:

	September 30,	September 30,	September 30,
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2008	3,726,000	$2.82
Granted	270,000	1.01
Exercised	(95,000)	1.40
Canceled / Expired	(1,408,000)	2.40

Outstanding at September 30, 2009	2,493,000	2.91
Granted	336,000	1.21
Exercised	(15,000)	1.06
Canceled / Expired	(407,000)	1.65

Outstanding at September 30, 2010	2,407,000	2.90
Granted	3,217,000	0.96
Exercised	—
Canceled / Expired	(689,000)	2.06

Outstanding at September 30, 2011	4,935,000	1.75
Granted	50,000	1.58
Exercised	(32,000)	0.95
Canceled / Expired	(281,000)	3.67

Outstanding at December 31, 2011	4,672,000	$1.64	$1,117,000

Options exercisable at December 31, 2011	2,739,000	$2.11	$453,000
Options exercisable at September 30, 2011	2,116,000	$2.81
Options exercisable at September 30, 2010	2,041,000	$3.20
Options exercisable at September 30, 2009	2,048,000	$3.22

Weighted average fair value of options granted during the three months ended December 31, 2011		$1.32
Weighted average fair value of options granted during the fiscal year ended September 30, 2011		$0.78
Weighted average fair value of options granted during the fiscal year ended September 30, 2010		$0.94
Weighted average fair value of options granted during the fiscal year ended September 30, 2009		$0.71

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on December 31, 2011 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of December 31, 2011. The total intrinsic value of options exercised during the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009 was $21,000, $0, $5,000 and $44,000, respectively.

As of December 31, 2011, there was $1,174,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. This cost is expected to be recognized over a weighted-average period of 1.8 years.

The following information summarizes stock options outstanding and exercisable at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
$0.60 – $0.98	2,852,000	8.48	$0.93	1,025,000	$0.90
$1.03 – $1.07	75,000	5.26	1.06	50,000	1.07
$1.20 – $1.76	715,000	4.49	1.41	634,000	1.40
$2.22 – $2.68	185,000	2.68	2.46	185,000	2.46
$3.35 – $3.81	115,000	3.18	3.60	115,000	3.60
$4.15 – $4.30	730,000	4.49	4.16	730,000	4.16

	4,672,000	6.84	$1.64	2,739,000	$2.11

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

The original warrants included 2,082,500 shares that had vested and 1,050,000 shares that are not vested. East Cliff Advisors assigned 262,500 warrants to a third party and continues to hold 787,500 warrants. In January 2009, the vesting terms and expiration for the warrants held by East Cliff Advisors, LLC were amended. As amended, with respect to the unvested warrants representing 787,500 shares, half of these warrants vested on December 31, 2011. The exercise price of the warrants remained at $1.82 per share. The expiration date for this half of the warrants was extended from August 4, 2010 to December 31, 2012. The other 393,750 warrants and the original vested 2,082,500 warrants expired on December 31, 2011.

The changes in terms to the vested warrants were evaluated using the Black-Scholes option-pricing model and additional compensation expense of $190,000 was recognized in the fiscal year ended September 30, 2009 since the value calculated under the amendment exceeds the original warrant value.

During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, charges associated with grants of warrants were recorded as follows:

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2011	2011	2010	2009
	(in thousands)
Compensation expense	$6	$26	$26	$190
Board compensation expense	—	—	—	—

Total compensation expense	$6	$26	$26	$190

Warrant transactions during the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009 are summarized as follows:

	September 30,	September 30,
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	11,343,000	$2.30
Granted	6,994,000	0.83
Exercised	—	—
Canceled / Expired	(50,000)	1.14

Outstanding at September 30, 2009	18,287,000	$1.74
Granted	—	—
Exercised	(2,748,000)	0.75
Canceled / Expired	(2,943,000)	2.00

Outstanding at September 30, 2010	12,596,000	$1.89
Granted	1,980,000	0.99
Exercised	—	—
Canceled / Expired	—	—

Outstanding at September 30, 2011	14,576,000	$1.77
Granted	—	—
Vested	394,000	1.82
Exercised	(2,464,000)	0.91
Canceled / Expired	(2,082,000)	1.82

Outstanding at December 31, 2011	10,424,000	$1.96

Warrants exercisable at December 31, 2011	10,424,000	$1.96
Warrants exercisable at September 30, 2011	14,576,000	$1.77
Warrants exercisable at September 30, 2010	12,596,000	$1.89
Warrants exercisable at September 30, 2009	18,287,000	$1.74

Weighted average fair value of warrants granted during the fiscal year ended December 31, 2011		$—
Weighted average fair value of warrants granted during the fiscal year ended September 30, 2011		$0.64
Weighted average fair value of warrants granted during the fiscal year ended September 30, 2010		$—
Weighted average fair value of warrants granted during the fiscal year ended September 30, 2009		$0.32

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011, there was no unrecognized compensation cost related to share-based compensation arrangements from previously granted warrants.

The following information summarizes warrants outstanding and exercisable at December 31, 2011:

	September 30,		September 30,	September 30,	September 30,	September 30,
	Outstanding				Exercisable
			Weighted Average	Weighted		Weighted
			Remaining	Average		Average
	Number		Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding		in Years	Price	Exercisable	Price
$0.57 – $0.60	1,267,000		1.27	$0.57	1,267,000	$0.57
$0.92 – $0.99	3,745,000		2.04	0.92	3,745,000	0.92
$1.82	394,000	(1)	1.00	1.82	394,000	1.82
$2.41	1,000,000		2.03	2.41	1,000,000	2.41
$3.28	4,018,000		0.32	3.28	4,018,000	3.28

$0.57 – $3.28	10,424,000		1.24	$1.96	10,424,000	$1.96

(1)	Composed of 394,000 shares underlying the warrants issued to East Cliff Advisors, LLC. The aggregate intrinsic value of these shares was $0 as of December 31, 2011.

Restricted Stock Units and Performance Share Awards

The Company issues Restricted Stock Units (“RSU’s”) which are equity-based instruments that may be settled in shares of common stock of the Company. In the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, the Company issued RSU’s and Performance Share Awards to certain employees as long-term incentives.

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

The compensation expense incurred by the Company for RSU’s is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to selling, general and administrative expense with a corresponding increase to additional paid-in capital. The compensation expense incurred by the Company for Performance Share Awards is based on the Monte Carlo valuation model.

During the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009, charges associated with RSU’s and Performance Share Award grants were recorded as follows:

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2011	2011	2010	2009
	(in thousands)
Compensation expense	$793	$405	$4,106	$1,724
Board compensation expense	50	75	—	130

Total compensation expense	$843	$480	$4,106	$1,854

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

RSU and Performance Share Award transactions during the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009 are summarized as follows:

	September 30,	September 30,	September 30,
	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2008	2,797,000	$2.21
Granted	445,000	0.62
Vested and Settled in Shares	(707,000)	2.93
Vested and Surrendered for Withholding Taxes Payable	(235,000)	3.53
Canceled / Expired	(240,000)	1.63

Outstanding at September 30, 2009	2,060,000	1.53
Granted	6,935,000	1.28
Vested and Settled in Shares	(391,000)	1.79
Vested and Surrendered for Withholding Taxes Payable	(210,000)	1.90
Canceled / Expired	(834,000)	1.30

Outstanding at September 30, 2010	7,560,000	1.30
Granted	2,195,000	0.98
Vested and Settled in Shares	(1,212,000)	1.35
Vested and Surrendered for Withholding Taxes Payable	(578,000)	1.33
Canceled / Expired	(1,342,000)	1.30

Outstanding at September 30, 2011	6,623,000	1.18
Granted	6,468,000	1.50
Vested and Settled in Shares	(739,000)	1.08
Vested and Surrendered for Withholding Taxes Payable	(371,000)	1.09
Canceled / Expired	(93,000)	1.12

Outstanding at December 31, 2011	11,888,000	1.37	$15,574,000

Of the 11,888,000 RSU’s and Performance Share Awards outstanding at December 31, 2011, 2,567,000 and 8,963,000 were granted pursuant to our 2006 Incentive Award Plan and 2009 Plan, respectively. The other 358,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Of the 6,623,000 RSU’s and Performance Share Awards outstanding at September 30, 2011, 1,812,000 and 4,228,000 were granted pursuant to our 2006 Incentive Award Plan and 2009 Plan, respectively. The other 583,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Of the 7,560,000 RSU’s and Performance Share Awards outstanding at September 30, 2010, 2,802,000 and 4,431,000 were granted pursuant to our 2006 Incentive Award Plan and 2009 Plan, respectively. The other 327,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Of the 2,060,000 RSU’s and Performance Share Awards outstanding at September 30, 2009, 1,625,000 were granted pursuant to our 2006 Incentive Award Plan. The other 435,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Such grants may be made without prior shareholder approval pursuant to the rules of the NYSE Amex if the grants are made to new employees as an inducement to joining the Company, the grants are approved by the Compensation Committee and terms of the grants are promptly disclosed in a press release.

As of December 31, 2011, there was $10,323,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSU’s and Performance Share Awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The grant date fair value of RSU’s and Performance Share Awards that vested during the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010 and 2009 was $1.2 million, $2.4 million, $1.1 million and $2.9 million, respectively.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Stock Grants

During the three months ended December 31, 2011, the Company did not issue any grants of stock. During the fiscal year ended September 30, 2011, the Company issued a total of 465,000 shares of stock which were fully vested at date of grant. Of this amount, 440,000 shares, which were evenly distributed, were granted to the directors and 25,000 shares were granted to a consultant. This resulted in stock-based compensation expense of $400,000 and $32,000 for the shares granted to the directors and consultant, respectively. During the fiscal year ended September 30, 2010, the Company issued a total of 516,900 shares of stock which were fully vested at date of grant. Of this amount, 291,900 shares, which were evenly distributed, were granted to the directors and 225,000 shares were granted to consultants. This resulted in stock-based compensation expense of $350,000 and $233,000 for the shares granted to the directors and consultants, respectively. During the fiscal year ended September 30, 2009, the Company issued a total of 419,000 shares of stock which were fully vested at date of grant. Of this amount, 394,000 shares, which were evenly distributed, were granted to the directors and 25,000 shares were granted to a consultant. This resulted in stock-based compensation expense of $216,000 and $17,000 for the shares granted to the directors and consultant, respectively.

2011 LTIP

During the three months ended December 31, 2011, charges associated with all equity-based grants issued by RNP under the 2011 LTIP were $63,000. As of December 31, 2011, there was $2,943,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted phantom units. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Note 16 — Defined Contribution Plan

The Company has a 401(k) plan. Most employees, excluding RNLLC’s union employees, who are at least 18 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. The Company contributed $217,000, $883,000, $834,000 and $789,000 to the plans for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011, 2010, and 2009, respectively.

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

The realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. As of December 31, 2011, the most significant factor considered in determining the realizability of these deferred tax assets was our profitability over the past three years. The Company needs to generate approximately $114.0 million in pre-tax income in the United States prior to the expiration of our net operating loss carryforwards to fully utilize these net deferred tax assets. Management believes that at this point in time, it is more likely than not that the deferred tax assets will not be realized. The Company therefore has recorded a full valuation allowance against its deferred tax assets at December 31, 2011, September 30, 2011, 2010 and 2009.

The provision for income taxes for the three months ended December 31, 2011 and 2010 and the fiscal years ended September 30, 2011, 2010, and 2009 was, as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
	(in thousands)
Current:
Federal	$—	$—	$—	$—	$7
State	2	2	3	11	54

Total Current	2	2	3	11	61

Deferred:
Federal	$—	$—	$—	$—	$—
State	—	—	—	—	—

Total Deferred	—	—	—	—	—

	2	2	3	11	61

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate was as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$(2,730)	$(1,848)	$(21,885)	$(14,340)	$(11)
State income tax benefit net of federal benefit	3,882	1	(3,069)	(2,124)	32
Permanent differences, other	136	131	434	(1,339)	127
Uncertain tax positions	—	—	—	—	(811)
Change in State Tax Rate	—	—	(2,164)	(133)	(4,796)
Partnership basis difference	93,527	—	—	—	—
Change in valuation allowance	(94,813)	1,718	26,687	17,947	5,520

Income tax expense
From continuing operations	$2	$2	$3	$11	$61

The components of the net deferred tax liability and net deferred tax asset as of December 31, 2011, September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010
	(in thousands)
Current:
Accruals for financial statement purposes not allowed for income taxes	$8,400	$7,821	$7,561
Basis difference in prepaid expenses	(697)	(555)	(664)
Inventory	236	127	(566)
Valuation allowance	(3,870)	(7,490)	(6,892)

Current, net	4,069	(97)	(561)
Long-Term:
Net operating loss and capital loss carryforwards	$47,130	$69,629	$65,229
Basis difference relating to Intangibles	(2,094)	(2,184)	(2,485)
Basis difference in property, plant and equipment	7,611	48,724	27,238
Stock option exercises	6,743	6,926	7,339
Impairment of available for sale securities	1,204	1,204	1,179
Debt issuance costs	130	155	250
Debt discount	(3,444)	(4,029)	(6,004)
Basis difference in partnership interest	(32,263)	—	—
Other items	(937)	(986)	1,067
Valuation allowance	(28,149)	(119,342)	(93,252)

Long-Term, net	$(4,069)	$97	$561

Total deferred tax assets, net	$—	$—	$—

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

A portion of the valuation allowance relates to the deferred tax asset created by the stock option expense. The benefit that will be generated by the reversal of this portion of the allowance will be recorded to equity upon the release of the valuation allowance in the future. The amount of the deferred tax asset related to the stock option expense was $5,732,000, $5,888,000 and $6,374,000 for the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, respectively.

As of December 31, 2011, we had the following available carryforwards to offset future taxable income:

	September 30,	September 30,
Description	Amount	Expiration
	(in thousands)
Net Operating Losses — US Federal	$114,147	2030
Net Operating Losses — States	$171,853	2030
R&D Credit	$2,754	2021 – 2029

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010
(in thousands)
Reconciliation of Unrecognized Tax Liability
Balance at beginning of year	$2,754	$2,754	$2,754
Additions based on tax positions taken during a prior period	—	—	—
Additions based on tax positions related to the current period	—	—	—
Reductions based on tax positions related to prior years	—	—	—
Settlements with taxing authorities	—	—	—
Lapse of statutes of limitations	—	—	—

Balance at end of year	$2,754	$2,754	$2,754

If the $2,754 of unrecognized tax benefits are recognized, the entire amount will affect the effective tax rate. The Company believes that it is not reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company and its subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, California, Colorado, Illinois and Texas. The tax years that remain open to examination by the U.S. federal and Illinois jurisdictions are years 2007 through 2010; the tax years that remain open to examination by the California, Colorado and Texas jurisdictions are years 2006 through 2010.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has not accrued any interest and penalties related to uncertain tax positions in the balance sheet or statement of operations as a result of the Company’s net operating loss position.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income. Segment information has been adjusted for all periods presented to reflect certain changes in segment measure as a result of the push down accounting related to the Offering.

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended
	December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
	(in thousands)
		(unaudited)
Revenues
Nitrogen products manufacturing	$63,014	$42,962	$179,857	$131,396	$186,449
Alternative energy	52	52	206	529	238

Total revenues	$63,066	$43,014	$180,063	$131,925	$186,687

Selling, general and administrative expense
Nitrogen products manufacturing	$3,336	$1,431	$5,786	$4,497	$4,758
Alternative energy	7,162	6,256	22,218	23,913	19,303

Total selling, general and administrative expense	$10,498	$7,687	$28,004	$28,410	$24,061

Depreciation and amortization
Nitrogen products manufacturing	$77	$112	$409	$439	$403
Alternative energy	489	461	1,816	1,508	1,075

Total depreciation and amortization recorded in operating expenses	$566	$573	$2,225	$1,947	$1,478
Nitrogen products manufacturing — expense recorded in cost of sales	3,210	2,489	9,611	10,104	8,280

Total depreciation and amortization	$3,776	$3,062	$11,836	$12,051	$9,758

Research and development
Nitrogen products manufacturing	$—	$—	$—	$—	$—
Alternative energy	4,202	5,426	30,009	19,641	21,381

Total research and development	$4,202	$5,426	$30,009	$19,641	$21,381

Other operating (income) expenses
Nitrogen products manufacturing	$(507)	$—	$522	$51	$87
Alternative energy	583	53	50,851	1,330	(70)

Total other operating (income) expenses	$76	$53	$51,373	$1,381	$17

Operating income (loss)
Nitrogen products manufacturing	$22,648	$14,584	$69,854	$20,389	$55,313
Alternative energy	(12,434)	(12,195)	(104,888)	(46,555)	(41,454)

Total operating income (loss)	$10,214	$2,389	$(35,034)	$(26,166)	$13,859

Interest expense
Nitrogen products manufacturing	$1,947	$2,912	$13,752	$9,859	$8,481
Alternative energy	2,151	818	2,914	4,376	5,618

Total interest expense	$4,098	$3,730	$16,666	$14,235	$14,099

Income (loss) from continuing operations
Nitrogen products manufacturing	$10,455	$4,324	$24,926	$5,009	$28,159
Alternative energy	(14,553)	(10,208)	(90,308)	(47,280)	(28,252)

Total income (loss) from continuing operations	$(4,098)	$(5,884)	$(65,382)	$(42,271)	$(93)

	September 30,	September 30,	September 30,
	As of
	December 31,	As of September 30,
	2011	2011	2010
Total assets
Nitrogen products manufacturing	$130,443	$152,408	$108,837
Alternative energy	230,085	102,266	91,678

Total assets	$360,528	$254,674	$200,515

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

For the three months ended December 31, 2011 and 2010 and the fiscal year ended September 30, 2011, 2010 and 2009, approximately 41.3 million, 40.8 million, 40.5 million, 36.9 million and 37.2 million shares, respectively, of the Company’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

Note 20 — Selected Quarterly Financial Data (Unaudited)

Selected unaudited condensed consolidated financial information for the fiscal years ended September 30, 2011 and 2010 is presented in the tables below (in thousands, except per share data).

	September 30,	September 30,	September 30,	September 30,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2011 Fiscal Year
Revenues	$43,014	$23,994	$74,436	$38,619
Gross profit	$16,128	$10,202	$37,428	$12,819
Operating income (loss)	$2,389	$(4,432)	$20,758	$(53,749)
Income (loss) from continuing operations	$(5,884)	$(8,087)	$7,696	$(59,107)
Net income (loss)	$(5,884)	$(8,087)	$7,696	$(59,107)
Net loss attributable to noncontrolling interests	$366	$522	$192	$19
Net income (loss) attributable to Rentech	$(5,518)	$(7,565)	$7,888	$(59,088)
Net income (loss) per common share attributable to Rentech:
Basic:
Continuing operations	$(0.02)	$(0.03)	$0.04	$(0.27)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.02)	$(0.03)	$0.04	$(0.27)

Diluted:
Continuing operations	$(0.02)	$(0.03)	$0.03	$(0.27)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.02)	$(0.03)	$0.03	$(0.27)

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

	September 30,	September 30,	September 30,	September 30,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2010 Fiscal Year
Revenues	$27,138	$19,182	$50,510	$35,095
Gross profit (loss)	$(1,152)	$3,010	$15,187	$8,168
Operating income (loss)	$(12,528)	$(8,724)	$2,216	$(7,130)
Loss from continuing operations	$(15,475)	$(15,996)	$(1,677)	$(9,123)
Income from discontinued operations	$4	$2	$2	$1
Net loss	$(15,471)	$(15,994)	$(1,675)	$(9,122)
Net loss attributable to noncontrolling interests	$—	$—	$—	$94
Net loss attributable to Rentech	$(15,471)	$(15,994)	$(1,675)	$(9,028)
Net loss per common share attributable to Rentech:
Basic:
Continuing operations	$(0.07)	$(0.07)	$(0.01)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net loss	$(0.07)	$(0.07)	$(0.01)	$(0.04)

Diluted:
Continuing operations	$(0.07)	$(0.07)	$(0.01)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net loss	$(0.07)	$(0.07)	$(0.01)	$(0.04)

Note 21 — Subsequent Events

In February 2012, the Board authorized the repurchase of up to $25.0 million of outstanding shares of the Company’s common stock. The share repurchase program is expected to be effective on or about March 20, 2012 and will be funded by the Company’s available cash. The Company may buy shares in the open market or through privately negotiated transactions from time to time over the next 12 months as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The share repurchase program does not obligate the Company to acquire any particular amount of its common stock, and can be implemented, suspended or discontinued at any time, without prior notice, at the Company’s sole discretion.

On February 28, 2012, RNLLC entered into the 2012 Credit Agreement among itself, RNP, as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A. as syndication agent, and the lenders party thereto (the “Lenders”). The 2012 Credit Agreement amended, restated and replaced the 2011 Revolving Credit Agreement.

The 2012 Credit Agreement consists of (i) a $100 million multiple draw term loan (the “CapEx Facility”) that can be used to pay for capital expenditures related to the ammonia capacity expansion and for fees and expenses due to the Lenders, and (ii) and a $35 million revolving facility (the “2012 Revolving Credit Facility”) that can be used for seasonal working capital needs, letters of credit and for general purposes.

The 2012 Credit Agreement has a maturity date of February 27, 2017. Borrowings under the 2012 Credit Agreement bear interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is 2 business days prior to the first day of such interest period. The applicable margin for borrowings under the 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Additionally, RNLLC is required to pay a fee to the lenders under the CapEx Facility on the undrawn available portion at a rate of 0.75% per annum and a fee to the lenders under the 2012 Revolving Credit Facility on the undrawn available portion at a rate of 0.50% per annum. RNLLC also is required to pay customary letter of credit fees on issued letters of credit. In the event RNLLC reduces or terminates the 2012 Credit Agreement prior to its third anniversary, RNLLC will be required to pay a prepayment premium of 1.0% of the principal amount reduced or terminated, subject to certain exceptions.

The 2012 Revolving Credit Facility includes a letter of credit sublimit of $10 million and it can be drawn on or letters of credit can be issued through the day that is seven days prior to the maturity date. The amounts outstanding under the 2012 Revolving Credit Facility will be required to be reduced to zero (other than outstanding letters of credit) for three periods of ten consecutive business days during each year with each period not less than four months apart, and one period to begin each April.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

The CapEx Facility is available for borrowing until February 27, 2014 and requires amortization payments expected to begin in the spring of 2014. In the first two years of amortization, RNLLC must make amortization payments of 10% per year, or 2.5% per quarter, and thereafter, 25% per year, or 6.25% per quarter, of the aggregate amount drawn, in each case, with the final principal payment due upon maturity.

Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the credit agreement it had entered into on December 28, 2011, with the Company as lender and RNP as guarantor (the “Bridge Loan Agreement”), of approximately $5.9 million and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC also terminated the Bridge Loan Agreement upon entry into the 2012 Credit Agreement.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Board of Directors and Stockholders of Rentech Inc.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2012 also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 15, 2012

SCHEDULE I — CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

RENTECH, INC.

Balance Sheets

(Amounts in thousands, except per share data)

	September 30,	September 30,	September 30,
	As of December 31,	As of September 30,
	2011	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$192,645	$68,769	$19,051
Prepaid expenses and other current assets	923	710	1,213
Deferred income taxes	4,069	—	—
Other receivables, net	1,954	2,102	79

Total current assets	199,591	71,581	20,343

Property, plant and equipment, net	1,298	1,641	1,766

Construction in progress	470	470	464

Other assets
Investment in subsidiaries	113,740	(38,153)	76,437
Deposits and other assets	1,077	1,128	3,925
Deferred income taxes	—	97	561

Total other assets	114,817	(36,928)	80,923

Total assets	$316,176	$36,764	$103,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,049	$304	$889
Accrued payroll and benefits	1,829	2,516	3,295
Accrued liabilities	4,329	4,239	1,810
Capital lease obligation	—	—	322
Accrued interest	479	1,054	1,054
Deferred income taxes	—	97	561

Total current liabilities	7,686	8,210	7,931

Long-term liabilities
Long-term convertible debt to stockholders	48,887	47,427	42,163
Advance for equity investment	—	—	7,892
Deferred income taxes	4,069	—	—
Other long-term liabilities	206	218	157

Total long-term liabilities	53,162	47,645	50,212

Total liabilities	60,848	55,855	58,143

Commitments and contingencies
Stockholders’ equity
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—	—
Series D junior participating preferred stock — $10 par value; 45,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock — $.01 par value; 450,000 shares authorized; 225,231, 223,409 and 221,731 shares issued and outstanding at December 31, 2011, September 30, 2011 and 2010, respectively	2,252	2,234	2,217
Additional paid-in capital	583,458	339,414	332,696
Accumulated deficit	(369,807)	(361,276)	(296,993)

Total Rentech stockholders’ equity	215,903	(19,628)	37,920
Noncontrolling interests	39,425	537	7,433

Total equity	255,328	(19,091)	45,353

Total liabilities and stockholders’ equity	$316,176	$36,764	$103,496

RENTECH, INC.

Statements of Operations

(Amounts in thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Revenues
Service revenues	$—	$—	$—	$47	$172

Total revenues	—	—	—	47	172

Cost of sales
Service revenues	—	—	—	—	—

Total cost of sales	—	—	—	—	—

Gross profit	—	—	—	47	172

Operating expenses
Selling, general and administrative expense	5,514	5,771	19,402	22,755	17,714
Depreciation and amortization	166	177	720	686	664
Loss on impairments	—	—	2,625	—	—
Advance for equity investment	—	—	(7,892)	—	—
(Gain) loss on disposal of property, plant and equipment	—	—	—	16	—

Total operating expenses	5,680	5,948	14,855	23,457	18,378

Operating loss	(5,680)	(5,948)	(14,855)	(23,410)	(18,206)

Other income (expenses), net
Interest and dividend income	34	22	68	155	371
Interest expense	(2,100)	(766)	(2,972)	(4,543)	(5,553)
Loss on debt extinguishment	—	—	—	(320)	—
Loss on investments	—	—	—	(1,231)	—
Gain on equity method investment	—	—	—	1,909	—
Other income (expense), net	—	—	—	(1)	15

Total other expenses, net	(2,066)	(744)	(2,904)	(4,031)	(5,167)

Loss from continuing operations before income taxes and equity in net loss of investee company	(7,746)	(6,692)	(17,759)	(27,441)	(23,373)
Income tax expense	1	2	3	11	61

Loss from continuing operations before equity in net loss of investee company	(7,747)	(6,694)	(17,762)	(27,452)	(23,434)
Equity in net loss of investee company	—	—	—	544	84

Loss from continuing operations	(7,747)	(6,694)	(17,762)	(27,996)	(23,518)
Income from discontinued operations	—	—	—	9	72

Net loss before equity in income of subsidiaries	(7,747)	(6,694)	(17,762)	(27,987)	(23,446)
Equity in income (loss) of subsidiaries	3,649	810	(47,620)	(14,275)	23,425

Net loss	(4,098)	(5,884)	(65,382)	(42,262)	(21)
Net loss attributable to noncontrolling interests	(4,433)	366	1,099	94	—

Net loss attributable to Rentech	$(8,531)	$(5,518)	$(64,283)	$(42,168)	$(21)

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Septem	Septem	Septem	Septem	Septem
	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2011	2010	2011	2010	2009
		(unaudited)
Cash flows from operating activities
Net loss	$(4,098)	$(5,884)	$(65,382)	$(42,262)	$(21)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	166	177	720	686	664
Loss on impairments	—	—	2,625	—	—
Advance for equity investment	—	—	(7,892)	—	—
Bad debt expense	—	—	—	5	—
Non-cash interest expense	1,523	1,297	5,515	5,074	4,887
Gain on equity method investment	—	—	—	(1,909)	—
Loss on investments	—	—	—	1,231	—
Stock-based compensation	1,137	1,106	1,729	5,095	2,955
Equity in undistributed net income of subsidiaries	57,146	(308)	49,615	16,849	(21,150)
Other	—	—	—	871	(368)
Changes in operating assets and liabilities:
Other receivables and receivable from related party	—	(73)	—	(79)	12
Receivables from insurance related to litigation	148	—	(2,023)	—	—
Litigation settlement payment	—	—	1,954	—	—
Prepaid expenses and other assets	(33)	323	657	(506)	650
Accounts payable	762	(235)	(608)	294	(126)

Accrued liabilities, accrued payroll and other	(1,473)	(2,660)	(1,231)	(18)	622

Net cash provided by (used in) operating activities	55,278	(6,257)	(14,321)	(14,669)	(11,875)

Cash flows from investing activities
(Capital contributions to) return of capital contributions from subsidiaries	69,045	35,465	64,975	(5,497)	428
Proceeds from sales of available for sale securities	—	—	—	4,769	—
Purchase of property, plant, equipment and construction in progress	(289)	(40)	(298)	(590)	(192)
Payments for acquisition	—	—	—	—	(949)
Other items	—	101	76	948	9

Net cash provided by (used in) investing activities	68,756	35,526	64,753	(370)	(704)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	30	—	—	6,236	41,378
Payments of offering costs	—	(2)	(58)	(376)	(1,583)
Proceeds from options and warrants exercised	—	—	—	1,144	133
Payments on notes payable for financed insurance premiums	(188)	(87)	(334)	(489)	(1,881)
Payments on line of credit on available for sale securities	—	—	—	(4,532)	(226)
Payments on debt and notes payable	—	—	—	(931)	(21)
Payments on capital lease	—	(131)	(322)	(142)	—

Net cash provided by (used in) financing activities	(158)	(220)	(714)	910	37,800

Increase (decrease) in cash	123,876	29,049	49,718	(14,129)	25,221
Cash and cash equivalents, beginning of year	68,769	19,051	19,051	33,180	7,959

Cash and cash equivalents, end of year	$192,645	$48,100	$68,769	$19,051	$33,180

Note 1 — Background

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	September 30,	September 30,	September 30,	September 30,
	Balance at Beginning of Period	Charged to Expense	Deductions and Write-Offs	Balance at End of Period
	(in thousands)
Three Months Ended December 31, 2011
Allowance for doubtful accounts	$100	$—	$—	$100
Deferred tax valuation account	$126,831	$—	$94,813	$32,018
Reserve for REN earn-out	$697	$—	$—	$697
Year Ended September 30, 2011
Allowance for doubtful accounts	$100	$—	$—	$100
Deferred tax valuation account	$100,144	$26,687	$—	$126,831
Reserve for REN earn-out	$697	$—	$—	$697
Year Ended September 30, 2010
Allowance for doubtful accounts	$—	$100	$—	$100
Deferred tax valuation account	$82,197	$17,947	$—	$100,144
Reserve for REN earn-out	$706	$(9)	$—	$697
Year Ended September 30, 2009
Allowance for doubtful accounts	$692	$—	$692	$—
Deferred tax valuation account	$76,677	$5,520	$—	$82,197
Reserve for REN earn-out	$779	$(73)	$—	$706

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established and currently maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of Rentech and their ages and their positions with Rentech as of February 29, 2012, are as follows:

Name	Age	Position(s)
D. Hunt Ramsbottom	54	Chief Executive Officer, President and Director
Dan J. Cohrs	59	Chief Financial Officer and Executive Vice President
Harold A. Wright	47	Senior Vice President and Chief Technology Officer
Colin M. Morris	39	Senior Vice President, General Counsel and Secretary
Michael S. Burke (1)	48	Director
General Wesley K. Clark (1)	67	Director
Michael F. Ray (1)	58	Director
Ronald M. Sega (1)	59	Director
Edward M. Stern (1)	53	Director
Halbert S. Washburn (1)	51	Director and Chairman
John A. Williams	68	Director
Dennis L. Yakobson	75	Director and Chairman Emeritus

(1)	Independent Director.

Information Regarding Directors with Terms Expiring in 2012:

D. Hunt Ramsbottom, Chief Executive Officer, President and Director— Mr. Ramsbottom was appointed President and a member of the board of directors of Rentech, or our Board, in September 2005 and Chief Executive Officer in December 2005. Mr. Ramsbottom had been serving as a consultant to Rentech since August 2005 under the terms of a Management Consulting Agreement Rentech entered into with Management Resource Center, Inc. Mr. Ramsbottom has over 25 years of experience building and managing growth companies. Prior to accepting his position at Rentech, Mr. Ramsbottom held various key management positions including: from 2004 to 2005, as Principal and Managing Director of Circle Funding Group, LLC, a buyout firm; from 1997 to 2004, as Chief Executive Officer and Chairman of M2 Automotive, Inc., an automotive repair venture; and from 1989 to 1997, as Chief Executive Officer of Thompson PBE, a supplier of paints and related supplies, which was acquired by FinishMaster, Inc. in 1997. On April 17, 2005, M2 Automotive, Inc. completed an assignment for the benefit of its creditors pursuant to a state law insolvency proceeding. Mr. Ramsbottom holds a Bachelor of Science degree from Plymouth State College. Our Board has determined that Mr. Ramsbottom brings to our Board knowledge of our business and his historical understanding of our operations gained through his service as Rentech’s President and Chief Executive Officer and experience with companies as Chief Executive Officer and Principal and Managing Director, and therefore he should serve on our Board. Mr. Ramsbottom was appointed Chief Executive Officer and as a member of the board of directors of Rentech Nitrogen GP, LLC, the general partner of Rentech Nitrogen Partners, L.P. (NYSE: RNF), in July 2011. Rentech Nitrogen GP, LLC is one of our indirect wholly-owned subsidiaries and Rentech Nitrogen Partners, L.P. is one of our indirect majority-owned subsidiaries.

Halbert S. Washburn, Director and Chairman of the Board— Mr. Washburn was appointed as a director of Rentech in December 2005, and has served as Chairman of our Board since June 2011. In July 2011, Mr. Washburn was appointed as a director of Rentech Nitrogen GP, LLC. Mr. Washburn has over 25 years of experience in the energy industry. Since April 2010, Mr. Washburn has been the Chief Executive Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners LP. From August 2006 until April 2010, he was the Co-Chief Executive Officer and served on the board of directors of BreitBurn GP, LLC. In December 2011, he was reappointed as a member of the board of directors of BreitBurn GP, LLC . He has served as the Co-President and a director of BreitBurn Energy Corporation since 1988. He also has served as a Co-Chief Executive Officer and a director for Pacific Coast Energy Holdings, LLC (formerly BreitBurn Energy Holdings, LLC) and as Co-Chief Executive Officer and a director of PCEC (GP), LLC (formerly BEH (GP), LLC). Mr. Washburn previously served as Chairman on the Executive Committee of the board of directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. Our Board has determined that Mr. Washburn brings to our Board knowledge of our business, extensive experience in our industry, including his service as an executive officer and director of several BreitBurn entities, and familiarity with start-up and public energy companies, and therefore he should serve on our Board.

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

Information Regarding Directors with Terms Expiring in 2014:

Michael S. Burke, Director— Mr. Burke was appointed as a member of our Board in March 2007, and appointed as a member of the board of directors of Rentech Nitrogen GP, LLC in July 2011. Mr. Burke was appointed President of AECOM Technology Corporation, or AECOM, on October 1, 2011. AECOM is a global provider of professional technical and management support services to government and commercial clients. From December 2006 through September 2011, Mr. Burke served as Executive Vice President, Chief Financial Officer of AECOM. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP, where he served in various senior leadership positions, most recently as a Western Area Managing Partner from 2002 to 2005 and was a member of the board of directors of KPMG from 2000 through 2005. While on the board of directors of KPMG, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on various charitable and community boards. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University. Our Board has determined that Mr. Burke brings to our Board extensive accounting, financial and business experience, including experience with a public company, and therefore he should serve on our Board.

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

Dennis L. Yakobson, Director and Chairman Emeritus of the Board— Mr. Yakobson has served as a director of Rentech since 1983 and is one of its founders. He served as the Chairman of our Board until June 2011, at which time he became Chairman Emeritus of our Board, and Chief Executive Officer until December 2005. He was employed as Vice President of Administration and Finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a Director and Secretary of Nova Petroleum Corporation. He resigned from those positions in November 1983 to become a Director and assume the presidency of Rentech. From 1976 to 1981, he served as a Director, Secretary and Treasurer of Power Resources Corporation in Denver, a mineral exploration company, and was employed by it as the Vice President-Land. From 1975 to 1976, he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975, he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971, he was employed by Martin Marietta in a similar position. From 1960 to 1969, he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He is a Director of GTL Energy Pty Ltd., a private company based in Adelaide, Australia. Our Board has determined that Mr. Yakobson brings to our Board knowledge of our business and, as the founder, his historical understanding of our operations combined with his experience in leadership positions, including directorial and governance experience on boards of directors, at multiple engineering and energy companies, and therefore he should serve on our Board.

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

Harold A. Wright, Senior Vice President and Chief Technology Officer— Mr. Wright was appointed Senior Vice President and Chief Technology Officer of Rentech in March 2007. Mr. Wright served as Vice President of Technology for Eltron Research & Development, a technology research and commercialization company headquartered in Boulder, Colorado, from June 2005 until February 2007. From 1991 to 2005, Mr. Wright worked at ConocoPhillips, during which time Mr. Wright served in various capacities including Director of Gas-To-Liquids (GTL) Research and Development from February 2004 to June 2005 and director of Synthesis Gas Development from July 2000 to February 2004. In these positions, Mr. Wright was responsible for synthesis gas technology development, GTL commercial reactor design, directing GTL catalyst development and product upgrading technology development. Mr. Wright oversaw all aspects of the company’s scale-up of GTL technology, which resulted in a 400 barrel per day demonstration plant in Ponca City, Oklahoma. With 30 U.S. patents issued to his credit, Mr. Wright is also a registered patent agent and is authorized to practice patent law before the U.S. Patent and Trademark Office. Mr. Wright received a B.S. in chemical engineering, cum laude, from the University of Missouri in 1986 and a Ph.D. in chemical engineering from Purdue University in 1991.

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

Audit Committee and Audit Committee Financial Expert

Our Board has a standing Audit Committee. Our Board has determined that each member of the Audit Committee is “independent” within the meaning of the rules of the SEC and the NYSE Amex.

The charter of our Audit Committee is available on the Corporate Governance section of our website at http://www.rentechinc.com. Our Board regularly reviews developments in corporate governance and modifies the charter as warranted. Modifications are reflected on our website at the address previously given. Information contained on our website is not incorporated into and does not constitute a part of this Annual Report on Form-10-K. Our website address referenced above is intended to be an inactive textual reference only and not an active hyperlink to the website.

The Audit Committee of our Board has been delegated responsibility for reviewing with the independent auditors the plans and results of the audit engagement; reviewing the adequacy, scope and results of the internal accounting controls and procedures; reviewing the degree of independence of the auditors; reviewing the auditors’ fees; and recommending the engagement of the auditors to our full Board.

The Audit Committee currently consists of Mr. Burke, Mr. Ray and Mr. Washburn. Our Board has determined that Mr. Burke, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of Rentech’s equity securities, or collectively, “Insiders,” to file initial reports of ownership and reports of changes in ownership with the SEC. Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To Rentech’s knowledge, based solely on its review of the copies of such reports furnished to Rentech or written representations from certain Insiders that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during the three months ended December 31, 2011, the Insiders complied with all such filing requirements.

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

Compensation Discussion and Analysis

Executive Summary

Transition Period

On February 1, 2012, our Board approved the change of our fiscal year end from September 30 to December 31 to coincide with the end of the calendar year. In connection with this change, we are providing the information contained in this Compensation Discussion and Analysis as it relates to our compensation practices during the three-month transition period ending on December 31, 2011, or the Transition Period. Comparable information for the 12-month period ending on September 30, 2011 (our last fiscal year-end prior to this change) is available in our Annual Report on Form 10-K, filed with the SEC on December 14, 2011, as amended on January 30, 2012.

As described more fully below, during the Transition Period, the most significant compensation decisions made by the compensation committee of our Board, or our Compensation Committee, included the following:

•	Evaluating the compensation of our executive officers and, as appropriate, increasing the base salaries of certain of our named executive officers, or NEOs, identified below; and

•	Making annual grants of equity awards and special grants of equity awards in connection with the Offering.

Overview

This Compensation Discussion and Analysis provides an overview and analysis of our executive compensation program during the Transition Period for our NEOs. Our executive compensation program is designed to align executive pay with individual performance on both short and long-term bases; to link executive pay to specific, measurable financial, technological and development achievements intended to create value for shareholders; and to utilize compensation as a tool to attract and retain the high-caliber executives that are critical to our long-term success.

The following table sets forth the key elements of our NEOs’ compensation, along with the primary objectives associated with each element of compensation. We note that, though annual incentive compensation is and has historically been a key component of our executive compensation, no such program has been devised or implemented with respect to the Transition Period at this time (as discussed further in “—Annual Incentive Compensation” below):

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

To serve the foregoing objectives, our overall compensation program is generally designed to be flexible rather than purely formulaic. In alignment with the objectives set forth above, our Compensation Committee and our Board, including during executive sessions without our management team present, have generally determined the overall compensation of our NEOs and its allocation among the elements described above, relying on the analyses and advice provided by our Compensation Committee’s compensation consultant as well as input from our management team.

Our compensation decisions for our NEOs during the Transition Period are discussed in detail below. This discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

Compensation Program Objectives

The following discussion and analysis describes our compensation objectives and policies as applied to D. Hunt Ramsbottom, our Chief Executive Officer, Dan J. Cohrs, our Chief Financial Officer, Tom Samson, our former Executive Vice President and Chief Development Officer, Harold A. Wright, our Senior Vice President and Chief Technology Officer and Colin M. Morris, our Senior Vice President, General Counsel and Secretary. Mr. Samson terminated employment with us effective February 3, 2012 to pursue other opportunities.

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

Compensation Consultant

During fiscal years 2010 and 2011, and continuing through the Transition Period, our Compensation Committee engaged Radford, an Aon Hewitt Company, as an independent compensation consultant to assist in the continuing analysis of the executive compensation program for certain of our officers, including our NEOs. Services provided by Radford during 2011 and through the Transition Period with respect to our NEOs included:

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

Our Compensation Committee determined that the compensation of our NEOs in totality, and with respect to individual components of compensation, was generally above the market median at that time (with the exception of Mr. Ramsbottom’s base salary, which was slightly below the median), yet within reasonable market practices and in line with our compensation philosophy and strategy. Specifically, our base salaries and target total cash compensation were on average higher than the median of the market data. A comparison of our long-term incentives and total direct compensation (comprised of base salary, annual cash incentives and equity incentives) also revealed levels above the median of the market for our NEOs. Based on this analysis, we concluded that the level of our total compensation was well positioned to attract and retain the type of management team that we believe is necessary to successfully implement our commercialization strategy. We believe that these levels and types of compensation are also consistent with our compensation philosophy and foster our compensation objectives, and continued to provide appropriate incentives through the Transition Period.

Based on Radford’s 2011 evaluation of our compensation, we believe that the total compensation package provided for the Transition Period paid our executives at median levels of the market for average performance, with compensation that would approximate the 75th percentile of the market for exceptional performance.

Radford serves at the discretion of our Compensation Committee and may be terminated by that committee. Radford’s total fee for services provided to our Compensation Committee during the Transition Period was approximately $5,000.

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

We have not adopted any formal or informal policies or guidelines for allocating compensation between currently-paid and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. Generally, we offer a competitive, but balanced, total compensation package that provides the stability of a competitive, fixed income while affording our executives the opportunity to be appropriately rewarded through cash and equity incentives if we attain our goals and perform well over time.

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

Base Salary

Base salaries for our NEOs were initially set in arm’s-length negotiations during the hiring processes for these executives. These base salaries have historically been reviewed annually by our Compensation Committee (with input from our Chief Executive Officer with respect to the other NEOs) and were again reviewed during the Transition Period (at the end of 2011) for purposes of determining 2012 salaries. Our NEOs are not entitled to any formulaic base salary increases.

In connection with the closing of the Offering, effective November 7, 2011, we increased the base salaries of Messrs. Ramsbottom, Cohrs and Morris by 10% to compensate these executives for their expanded responsibilities, duties and exposure to potential liabilities as senior officers of two publicly traded companies. Our other NEOs’ base salaries remained unchanged during the Transition Period.

In addition to the increases made to Messrs. Ramsbottom’s, Cohrs’ and Morris’ base salaries in connection with the closing of the Offering, our Compensation Committee increased the base salaries of our NEOs, effective in January 2012, in connection with its annual salary review at the end of our fiscal year 2011. Effective January 2012, Mr. Ramsbottom’s base salary increased by approximately 3% to $497,200 in recognition of his leadership and to more closely align his salary to the median salary in our peer group. Mr. Cohrs’ base salary also increased in January 2012 by approximately 3% to $426,575 in recognition of his effective capital raising efforts on our behalf and his continued leadership as our Chief Financial Officer. Mr. Samson’s salary was increased 3% to $350,200, effective January 2012, but Mr. Samson resigned on February 3, 2012. Mr. Wright’s salary was increased 3% to $286,350, effective January 2012, in recognition of the continuing improvements to our technologies. Mr. Morris’ salary was increased 5% to $288,030, effective January 2012, in recognition of his performance and to bring his base salary closer to the median of our peer group.

The base salaries for our NEOs, both during the Transition Period and following their salary increases in January 2012 are set forth in the following table:

	September 30,	September 30,	September 30,
Name	Transition Period Base Salary (Before Increase in Connection with the Offering) ($)	Transition Period Base Salary (After Increase in Connection with the Offering) ($)	Post-Transition Period Base Salary (After Annual Increase) ($)

D. Hunt Ramsbottom	440,000	484,000	497,200

Dan J. Cohrs	377,500	415,250	426,575

Tom Samson	340,000	340,000	350,200

Harold A. Wright	278,000	278,000	286,350

Colin M. Morris	248,300	273,130	288,030

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

A detailed description of our annual incentive program for our fiscal year 2011, including our determination and weighting of applicable performance criteria and an analysis of our performance (and that of our NEOs) against these criteria, is contained in our Annual Report on Form 10-K, filed with the SEC on December 14, 2011, as amended on January 30, 2012. Historically, we have implemented a new annual incentive program at the end of each calendar year (which, prior to the Transition Period, constituted the start of our fiscal year). In connection with our transition to a fiscal year that coincides with the calendar year, we are in the process of evaluating and determining how best to structure annual incentive awards in light of the Transition Period.

At this point in time, no annual incentive program has been established with respect to the Transition Period and no incentive award payments are currently contemplated. We expect that, as part of this transition process, our Compensation Committee will determine how best to analyze and reward performance during the Transition Period. While no determinations have been made at this time (and, accordingly, no assurances can be given that any cash incentives will be deemed to be earned with respect to the Transition Period), we expect that our Compensation Committee will take into account both the Transition Period and the fiscal year 2012 service period in determining 2012 annual incentives. We expect to disclose any such determinations in future filings as may be required by applicable disclosure rules.

Long-Term Equity Incentive Awards

Our Compensation Committee and our Board believe that senior executives, including our NEOs, should have an ongoing stake in the success of their employer to closely align their interests with those of its shareholders. Our Compensation Committee also believes that equity awards provide meaningful retention and performance incentives that appropriately encourage our executive officers, including our NEOs, to remain employed with us and put forth their best efforts and performance at all times. Accordingly, long-term equity incentive awards covering shares of our common stock have historically been a key component of our compensation program, including during the Transition Period, as these awards create an ownership stake for management that aligns the interests of our NEOs with those of our shareholders and incentivize our NEOs to work toward increasing value for our shareholders. Our equity awards typically are issued under our 2006 and 2009 Incentive Award Plans which are intended to provide incentives for a broad group of service providers including employees (both NEOs and other employees), directors and consultants, in each case, who are critical to the success of the Company and the creation of shareholder value.

During the Transition Period, our subsidiary, RNP, also granted equity awards to our NEOs under its 2011 Long-Term Incentive Plan.

During the Transition Period, we granted two distinct sets of equity awards to our NEOs. The first set of awards is referred to below as the “2012 Awards” and constitutes annual grants of Rentech equity awards, consistent with our past practice of granting awards annually to our NEOs. The second set of equity awards is referred to below as “IPO-Related Equity Awards” and is intended to reward the efforts of certain of our NEOs for their roles in orchestrating, as well as to incentivize their continued performance following, the IPO. All of these awards, which are described in additional detail below, are intended to promote the share ownership, performance and retention goals described above.

2012 Awards

During the Transition Period, we granted 2012 Awards comprised of time-vesting restricted stock units, or RSUs, and performance-vesting restricted stock units, or PSUs. Each RSU and PSU confers upon its holder the right to receive one share of our common stock upon vesting without payment of purchase price, thereby delivering the full grant-date value of the underlying shares, as well as any post-grant share price increase. Accordingly, each of these awards enables us to confer upon our executives value in excess of simple future appreciation.

RSUs granted as 2012 Awards during the Transition Period vest in substantially equal annual increments over a period of three years from the grant date, thus providing a key retention incentive to our NEOs over this period. PSUs granted as 2012 Awards require both continued service and the attainment of performance criteria as conditions to vesting, thereby providing both retention and enhanced performance incentives. Specifically, PSUs granted during the Transition Period vest only if, on or prior to October 12, 2014, our value weighted average share price for any 30-day period equals or exceeds $3.00, further subject to the recipient’s continued employment through the attainment of this performance objective.

All of the 2012 Awards are subject to accelerated vesting in connection with certain qualifying terminations of employment, including, in some cases, in connection with a change in control (as described under “—Potential Payments upon Termination or Change-in-Control” below). We believe that the applicable vesting periods provide an appropriate retention incentive, while accelerated vesting (where appropriate) protects executives against forfeiture of their awards in circumstances that are generally beyond their control and aligns management’s incentives more closely with the interests of our shareholders.

In order to emphasize the significance of post-grant performance, we granted two-thirds of the 2012 Awards in the form of PSUs (i.e., subject to both performance-vesting and time-vesting conditions), while granting only one-third of each NEO’s 2012 Award as time-vest RSUs (which also reward increased shareholder value). The 2012 Awards are intended as annual awards in respect of 2012 and should provide retention and performance incentives at levels appropriate for 2012; however, in light of the Transition Period (which our Compensation Committee may take into consideration for purposes of structuring compensation for our fiscal year 2012, our Compensation Committee may, in its discretion, decide to grant additional equity incentives during calendar year 2012. No determinations have been made with regard to any such awards at this time, if any, and there can be no assurance that any additional grants will be made.

During the Transition Period, we issued a total of approximately 3,508,000 RSUs and 2,960,000 PSUs to members of management, including the NEOs. In determining appropriate levels of equity grants for the 2012 Awards, our Compensation Committee considered, among other things, the role and responsibility of each NEO and the perceived need to reward and retain the NEO.

The table below sets forth the 2012 Awards that we granted to our NEOs during the Transition Period (all grants were made on December 13, 2011):

	September 30,	September 30,
Name	Restricted Stock Units	Performance Stock Units
D. Hunt Ramsbottom	401,875	800,625
Dan J. Cohrs	195,938	397,812
Tom Samson	109,725	222,775
Harold Wright	95,000	190,000
Colin Morris	95,000	190,000

IPO-Related Equity Awards

In connection with the closing of the Offering, we and RNP made equity incentive grants to certain of our NEOs, or the IPO Grants, to reward these executives for their success in completing the Offering and to incentivize these executives with respect to the additional demands that will be placed upon them in connection with RNP becoming a publicly traded company. The IPO Grants are additional to the 2012 Awards and are expected to further promote the share ownership, performance and retention goals described above.

The IPO Grants were comprised in equal parts (determined by reference to the fair market value of the shares or units underlying the awards, as applicable) of (i) RNP phantom units that are settled in RNP common units upon vesting (and which entitle their holders to dividend and other distribution rights while the phantom units are outstanding) and (ii) time-vest RSUs (covering our stock), in each case, vesting in ratable one-third increments over three years from the closing of the IPO, and subject to accelerated vesting upon qualifying terminations of employment (as described under “—Potential Payments upon Termination or Change-in-Control” below).

We believe that awards covering equity interests of both Rentech and RNP were appropriate in consideration of (i) the services provided by each of our NEOs for the benefit of RNP and (ii) the connection between the success of RNP and the value of Rentech’s stock in light of Rentech’s substantial ownership interest in RNP. We further believe that these awards were appropriate to recognize the outstanding performance of these executives in bringing the IPO to fruition. These awards should also serve as important retention incentives for our NEOs due to applicable time-based vesting conditions, which should help to ensure the stability and consistency of our management team. In determining appropriate levels of IPO Grants, our Compensation Committee considered, among other things, our NEOs’ contributions with respect to the Offering, the role and responsibility of our NEOs and the perceived need to reward and retain our NEOs.

The IPO Grants made to our NEOs are summarized in the table below (all of which were made on December 13, 2011):

	September 30,	September 30,
Officer	Partnership Phantom Units	Rentech Restricted Stock Units (RSUs)
D. Hunt Ramsbottom	33,273	435,097
Dan J. Cohrs	23,158	302,834
Colin Morris	18,334	239,746

Employment Contracts; Severance Benefits

We believe that vulnerability to termination of employment at the senior executive level creates uncertainty for our NEOs that is appropriately addressed by providing severance protections which enable and encourage these executives to focus their attention on their work duties and responsibilities in all situations. We operate in a volatile and acquisitive industry that heightens this vulnerability in the change-in-control context. Accordingly, in order to attract and retain our key managerial talent, we enter into employment agreements with our NEOs which provide for specified severance payments and benefits in connection with certain qualifying terminations of employment. We believe that terminations of employment, both within and outside of the change in control context, are causes of great concern and uncertainty for senior executives and that providing protections to our named executives in these contexts is therefore appropriate in order to alleviate these concerns, and to enable and encourage the executives to focus their attention on their duties and responsibilities to us in all situations. In addition, we believe that change in control and severance benefits are essential in order to fulfill our objective of attracting and retaining key managerial talent. As of December 31, 2011, the last day of the Transition Period, we were party to employment agreements with Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris. For a description of the specific terms and conditions of each agreement, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “—Potential Payments upon Termination or Change-in-Control” below.

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

As part of the compensation package, we also provide our NEOs with a monthly car allowance and these executives (other than Mr. Wright) also receive reimbursement of certain financial advisor costs. Mr. Samson received certain temporary living costs during the Transition Period. We also provided our NEOs with supplemental group term life insurance coverage and life insurance during the Transition Period. Our Compensation Committee does not believe that perquisites should play an important role in the compensation of our executives, but also believes that the limited benefits identified here are not a material component of our executive compensation program and are reasonable and in line with those provided to similarly-situated executives in our field.

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

Where reasonably practicable, to the extent that the Section 162(m) deduction disallowance becomes applicable to our NEOs, our Compensation Committee may seek to qualify the variable compensation paid to our NEOs for an exemption from such deductibility limitations. As such, in approving the amount and form of compensation for our NEOs, our Compensation Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m) of the Internal Revenue Code. Our Compensation Committee may, in its judgment, authorize compensation payments that do not comply with an exemption from the deductibility limit in Section 162(m) of the Internal Revenue Code when it believes that such payments are appropriate to attract and retain executive talent.

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

The Role of Shareholder Say-on-Pay Votes

At our annual meeting of shareholders held in May 2011, we provided our shareholders with the opportunity to cast an advisory vote on our executive compensation program, or a “say-on-pay proposal”. A majority of the votes cast on our say-on-pay proposal at that meeting were voted in favor of the proposal. Our Compensation Committee believes this affirms our shareholders’ support of our approach to executive compensation, and, accordingly, did not change its approach to executive compensation during the Transition Period, or for 2012 generally, in connection with the say-on-pay proposal. Our Compensation Committee expects to take into consideration the outcome of our shareholders’ future say-on-pay proposal votes when making future compensation decisions for our NEOs. We expect that our next say-on-pay proposal will be submitted to shareholders for an advisory vote at our annual meeting of stockholders in 2014.

Our Compensation Committee reviews our executive compensation program annually to ensure that our NEOs’ compensation remains tied to our long-term and short-term performance. During the Transition Period, as described above in “—Long-Term Equity Incentive Awards,” we granted two-thirds of our 2012 Awards subject to performance-based vesting. Performance-based vesting has also been an important component of certain of our long-term incentive awards historically. Each of these factors demonstrates a strong alignment between performance and compensation for our NEOs.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, our Compensation Committee determined that the Compensation Discussion and Analysis should be included in this report.

Edward M. Stern, Chairman

Michael S. Burke

Halbert S. Washburn

Summary Compensation Table

The following table summarizes the compensation for the Transition Period (under the heading “3Mo 2011”) and the fiscal years ended September 30, 2011, 2010 and 2009 for each of the following: (i) our chief executive office (principal executive officer), (ii) our chief financial officer (principal financial officer), and (iii) our three next most highly compensated executive officers as of December 31, 2011.

	Septem	Septem	Septem	Septem	Septem	Septem	Septem	Septem	Septem
Name and Principal Position	Year (1)	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	Non- Equity Incentive Plan Compen- sation ($)(4)	Change in Pension Value and Deferred Compen- sation ($)	All Other Compen- sation ($) (5)	Total ($)
D. Hunt Ramsbottom, Chief Executive Officer	3 Mo 2011	$116,417	$—	$2,911,343	$—	$—	—	$4,129	$3,031,889
	2011	$434,750	$—	$241,783	$457,258	$220,000	—	$43,244	$1,397,035
	2010	$419,000	$—	$1,289,725	$—	$356,150	—	$31,275	$2,096,150
	2009	$417,500	$—	$50,280	$—	$452,520	—	$30,630	$950,930

Dan J. Cohrs, Chief Financial Officer	3 Mo 2011	$99,880	$—	$1,702,870	$—	$—	—	$3,166	$1,805,916
	2011	$373,875	$—	$142,226	$268,975	$113,250	—	$40,528	$938,854
	2010	$361,075	$—	$857,937	$—	$186,150	—	$44,138	$1,449,300
	2009	$296,500	$—	$215,059	$—	$249,480	—	$62,628	$823,667

Tom Samson, Executive Vice President and Chief Development Officer (6)	3 Mo 2011	$85,000	$—	$441,952	$—	$—	—	$22,833	$549,785
	2011	$336,317	$25,000	$372,993	$—	$68,000	—	$94,587	$896,897

Harold A. Wright, Senior Vice President and Chief Technology Officer	3 Mo 2011	$69,500	$—	$378,868	$—	$—	—	$4,582	$452,950
	2011	$276,000	$—	$56,890	$107,590	$55,600	—	$24,243	$520,323
	2010	$266,700	$—	$452,553	$—	$114,750	—	$21,749	$855,752
	2009	$256,800	$—	$16,690	$—	$127,125	—	$21,899	$422,514

Colin M. Morris, General Counsel	3 Mo 2011	$65,696	$—	$1,102,205	$—	$—	—	$5,438	$1,173,339
	2011	$245,350	$—	$56,890	$107,590	$62,100	—	$39,409	$511,339
	2010	$234,750	$—	$411,292	$—	$100,515	—	$36,640	$783,197
	2009	$229,500	$—	$12,620	$—	$113,580	—	$37,471	$393,171

(1)

“3 Mo 2011” refers to the Transition Period. The 2011, 2010 and 2009 amounts include the compensation earned by each NEO during the full 12-month periods that comprised our fiscal years 2011, 2010 and 2009, respectively (each ending on September 30 of the relevant year).

(2)	Represents a one-time commencement payment of $25,000 paid to Mr. Samson in October 2010, pursuant to the terms of his employment agreement.

(3)

Amounts reflect the aggregate grant date fair value of the stock and option awards, calculated in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all of our stock awards made to executive officers in Note 15 to our consolidated financial statements. There can be no assurance that awards will vest or will be exercised, as applicable (in which case no value will be realized by the individual), or that the value upon vesting or exercise, as applicable, will approximate the aggregate grant date fair value determined under ASC Topic 718. The amounts reported for fiscal year 2009 do not match the amounts reported in our 2009 compensation disclosure due to rule amendments which now require that we show the aggregate grant date fair value of these awards for all years.

(4)

In each of the reported fiscal years prior to the Transition Period, our NEOs have participated in our annual incentive program and received an annual incentive award based on the achievement of certain pre-established financial and other performance criteria and determined by reference to target bonuses set forth in their respective employment agreements. We have not established any non-equity incentive program applicable to the Transition Period and, accordingly, no non-equity incentive amounts have become payable or been paid for this period. We may in the future take into consideration performance during the Transition Period in determining non-equity incentive awards for 2012 (if any), in which case we will disclose any relevant metrics as required by applicable disclosure rules. There can be no assurance at this time that any non-equity incentive awards (or bonuses) will be paid in respect of the Transition Period.

The non-equity incentive amounts that were awarded in December 2011 and 2010 were paid exclusively in cash.The non-equity incentive amounts that were awarded in December 2009 were payable 90% in cash, with the remaining 10% awarded in the form of RSUs which were issued in December 2009. The value of the RSUs awarded with the allocated portion of the 2009 non-equity incentive amounts is included in the Stock Awards column. The Company made matching grants of RSUs to each NEO with a value equal to 10% of the NEO’s 2009 non-equity incentive amounts in December 2009, which are also included in the “Stock Awards” column above.

(5)

Amounts under the “All Other Compensation” column for the Transition Period include 401(k) matching contributions of $363, $0, $2,942, $1,416 and $2,282 for Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris, respectively, and perquisites, valued at the aggregate incremental cost to Rentech, consisting of automobile allowance, payment for financial and tax planning services and the other payments made by the Company described in the following table.

Perquisites

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name	Auto Allowance	Housing Allowance	Long-Term Disability	Supplemental Life Insurance	Financial and Tax Planning	Total

D. Hunt Ramsbottom	3,600	—	105	61	—	3,766
Dan J. Cohrs	3,000	—	105	61	—	3,166
Tom Samson	3,000	7,950	105	61	8,775	19,891
Harold Wright	3,000	—	105	61	—	3,166
Colin Morris	3,000	—	105	51	—	3,156

(6)	Mr. Samson departed Rentech effective February 3, 2012.

Grants of Plan-Based Awards

The following table sets forth information with respect to the NEOs concerning the grant of plan-based awards from Rentech’s and RNP’s plans during the Transition Period.

	Septe	Septe	Septe	Septe	Septe	Septe		Septe	Septe		Septe	Septe	Septe
													Grant
									All Other				Date
									Stock		All Other		Fair
									Awards:		Option		Value
		Estimated Possible							Number		Awards:		of
		Payouts Under			Estimated Future				of		Number of	Exercise or	Stock
		Non-Equity Incentive Plan			Payouts Under				Shares of		Securities	Base Price	and
		Awards			Equity Incentive Plan Awards				Stock		Underlying	of Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target		Maximum	or Units		Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)		(#)	(#)		(#)(1)	($/Sh)	($)(1)(2)
D. Hunt Ramsbottom	12/13/2011	—	—	—	—	—		—	435,097	(3)			$700,506
	12/13/2011	—	—	—	—	—		—	401,875	(4)			$548,906
	12/13/2011	—	—	—	—	800,625	(5)	—	—				$1,049,708
	12/13/2011	—	—	—	—	—		—	33,273	(6)			$612,223

Dan J. Cohrs	12/13/2011	—	—	—	—	—		—	302,834	(3)			$487,563
	12/13/2011	—	—	—	—	—		—	195,938	(4)			$267,625
	12/13/2011	—	—	—	—	397,812	(5)	—	—				$521,575
	12/13/2011	—	—	—	—	—		—	23,158	(6)			$426,107

	Septe	Septe	Septe	Septe	Septe	Septe		Septe	Septe		Septe	Septe	Septe
									All Other				Date
									Stock		All Other		Fair
									Awards:		Option		Value
		Estimated Possible							Number		Awards:		of
		Payouts Under			Estimated Future				of		Number of	Exercise or	Stock
		Non-Equity Incentive Plan			Payouts Under				Shares of		Securities	Base Price	and
		Awards			Equity Incentive Plan Awards				Stock		Underlying	of Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target		Maximum	or Units		Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)		(#)	(#)		(#)(1)	($/Sh)	($)(1)(2)
Tom Samson	12/13/2011	—	—	—	—	—		—	109,725	(4)			$149,869
	12/13/2011	—	—	—	—	222,775	(5)	—	—				$292,083
Harold A. Wright	12/13/2011	—	—	—	—	—		—	95,000	(4)			$129,757
	12/13/2011	—	—	—	—	190,000	(5)	—	—				$249,111
Colin M. Morris	12/13/2011	—	—	—	—	—		—	239,746	(3)			$385,991
	12/13/2011	—	—	—	—	—		—	95,000	(4)			$129,757
	12/13/2011	—	—	—	—	190,000	(5)	—	—				$249,111
	12/13/2011	—	—	—	—	—		—	18,334	(6)			$337,346

(1)

All equity grants to NEOs other than Messrs. Ramsbottom and Cohrs were made under Rentech’s 2009 Amended and Restated Incentive Award Plan. Messrs. Ramsbottom’s and Cohrs’ RSU awards for 435,097 and 302,834 shares, respectively, were granted under Rentech’s Amended and Restated 2006 Incentive Award Plan, as amended. The remaining RSU awards for Messrs. Ramsbottom and Cohrs were granted under Rentech’s 2009 Amended and Restated Incentive Award Plan. Amounts reflect the full grant date fair value of Rentech RSUs granted during the Transition Period, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the fair value of all compensatory equity awards made to executive officers in Note 15 to our consolidated financial statements. There can be no assurance that awards will vest (in which case no value will be realized by the individual), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.

(2)

All RNP equity grants were made under the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan. Amounts reflect the full grant date fair value of Partnership phantom units granted during the Transition Period, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. There can be no assurance that awards will vest (in which case no value will be realized by the individual), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.

(3)

These RSUs vest in three substantially equal installments on November 9, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting (i) in full upon the executive’s termination of employment by the employer without cause or by the executive for good reason, (ii) in full upon the executive’s death or disability or (iii) on a pro rata basis if the executive terminates employment for any other reason.

(4)

These RSUs vest in three substantially equal installments on October 12, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting in connection with (i) the executive’s termination of employment by the employer without cause or by the executive for good reason in connection with a change in control of Rentech or (ii) the executive’s death or disability.

(5)

These PSUs vest in full on the first date occurring on or prior to October 12, 2014 on which the Company’s value weighted average share price for any 30-day period equals or exceeds $3.00, subject to the executive’s continued employment through the applicable vesting date and further subject to accelerated vesting in connection with (i) the executive’s termination of employment by the employer without cause or by the executive for good reason in connection with a change in control of Rentech or (ii) the executive’s death or disability.

(6)

These RNP phantom units vest in three substantially equal installments on November 9, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date and accelerated vesting (i) in full upon the executive’s termination of employment by the employer without cause or by the executive for good reason, (ii) in full upon the executive’s death or disability or (iii) on a pro rata basis if the executive terminates employment for any other reason.

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

Outstanding Equity Awards at December 31, 2011

The following table sets forth information with respect to the NEOs, concerning the outstanding equity awards from Rentech and RNP at December 31, 2011. Footnotes to the table describe the generally applicable vesting conditions for each award. For a description of applicable accelerated vesting provisions, see “—Potential Payments upon Termination or Change-in-Control” below.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(1)	Notes

D. Hunt Ramsbottom	250,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	373,750	$1.82	(3)	—	—	—	—	(2)
	233,333	466,667	—	$0.95	10/4/2020	—	—	—	—	(2)
	—	—	—	—	—	—	—	1,000,000	$1,310,000	(5)
	—	—	—	—	—	75,000	$98,250	—	—	(6)
	—	—	—	—	—	133,226	$174,526	—	—	(7)
	—	—	—	—	—	29,751	$38,974	—	—	(8)
	—	—	—	—	—	200,000	$262,000	—	—	(9)
	—	—	—	—	—	435,097	$569,977	—	—	(10)
	—	—	—	—	—	401,875	$526,456	—	—	(11)
	—	—	—	—	—	—	—	800,625	$1,048,819	(12)
	—	—	—	—	—	33,273	$ 544,014	—	—	(13)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(1)	Notes

Dan J. Cohrs	137,255	274,510	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	—	—	700,000	$917,000	(5)
	—	—	—	—	—	61,666	$80,782	—	—	(6)
	—	—	—	—	—	16,402	$21,487	—	—	(8)
	—	—	—	—	—	117,647	$154,118	—	—	(9)
	—	—	—	—	—	302,834	$396,713	—	—	(10)
	—	—	—	—	—	195,938	$256,679	—	—	(11)
	—	—	—	—	—	—	—	397,812	$521,134	(12)
	—	—	—	—	—	23,158	$378,633	—	—	(13)
Tom Samson	—	—	—	—	—	233,333	$305,666	—	—	(14)
	—	—	—	—	—	109,725	$234,000	—	—	(11)
	—	—	—	—	—	—	—	—	$546,000	(12)
Harold A. Wright	54,902	109,804	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	—	—	350,000	$458,500	(5)
	—	—	—	—	—	33,334	$43,668	—	—	(6)
	—	—	—	—	—	22,782	$29,844	—	—	(7)
	—	—	—	—	—	9,876	$12,938	—	—	(8)
	—	—	—	—	—	47,059	$61,647	—	—	(9)
	—	—	—	—	—	95,000	$124,450	—	—	(11)
	—	—	—	—	—	—	—	190,000	$248,900	(12)
Colin M. Morris	75,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	54,902	109,804	—	$0.95	10/4/2020	—	—	—	—	(4)
	—	—	—	—	—	—	—	300,000	$393,000	(5)
	—	—	—	—	—	33,334	$43,668	—	—	(6)
	—	—	—	—	—	37,016	$48,491	—	—	(7)
	—	—	—	—	—	7,467	$9,782	—	—	(8)
	—	—	—	—	—	47,059	$61,647	—	—	(9)
	—	—	—	—	—	239,746	$314,067	—	—	(10)
	—	—	—	—	—	95,000	$124,450	—	—	(11)
	—	—	—	—	—	—	—	190,000	$248,900	(12)
	—	—	—	—	—	18,334	$299,761	—	—	(13)

(1)

Represents Rentech equity awards calculated based on the $1.31 closing price of Rentech’s common stock on December 30, 2011 (the last business day of that year) and RNP phantom units calculated based on the $16.35 closing price of RNP’s common units on December 30, 2011 (the last business day of that year).

(2)	Represents a stock option award granted on July 14, 2006 that vested in three equal annual installments on each of July 14, 2007, 2008 and 2009.

(3)	Represents a warrant currently held by the Ramsbottom Family Living Trust that vested on December 31, 2011 and expires on December 31, 2012.

(4)

Represents stock options granted on October 4, 2010 vesting in three substantially equal installments on October 4, 2011, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date (these stock options are referred to below as the “2010 Options”).

(5)

Represents RSUs granted on November 17, 2009 that are eligible to vest upon the attainment of milestones related to the development, construction and operation of Rentech’s Rialto Project or another comparable project designated by Rentech’s Compensation Committee. Subject to the executive’s continued employment through the applicable vesting date, sixty percent (60%) of the shares underlying each RSU award will vest upon the closing of financing for the project, twenty percent (20%) of the shares underlying each RSU award will vest upon completion of construction and initial operation of the project facility and twenty percent (20%) of the shares underlying each RSU award will vest upon sustained operation of the project facility (these RSUs are referred to below as the “2009 Performance-Vest RSUs”).

(6)

Represents RSUs granted on November 17, 2009 the remaining unvested 1/3 of which will vest on November 17, 2012, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2009 Time-Vest RSUs”).

(7)

Represents RSUs granted on November 3, 2009, of which approximately 56% (50% for Mr. Wright) vested upon grant and the remaining portion will vest November 3, 2012, subject to the executive’s continued employment through the applicable vesting date (these RSUs, in addition to those RSUs referred to in footnote 8 below, are referred to below as “Management Stock Purchase Plan RSUs”).

(8)

Represents RSUs granted on December 10, 2009, of which 50% vested upon grant and the remaining portion will vest December 10, 2012, subject to the executive’s continued employment through the applicable vesting date (these RSUs, in addition to those RSUs referred to in footnote 7 above, are also referred to below as “Management Stock Purchase Plan RSUs”).

(9)

Represents RSUs granted on October 4, 2010 the remaining unvested 2/3 of which will vest in two substantially equal annual installments on October 4, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2010 RSUs”).

(10)

Represents RSUs granted on December 13, 2011 vesting in three equal annual installments on November 9, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2011 IPO RSUs”).

(11)

Represents RSUs granted on December 13, 2011 vesting in three equal annual installments on October 12, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2011 Time-Vest RSUs”).

(12)

Represents PSUs granted on December 13, 2011 vesting in full on the first date occurring on or prior to October 12, 2014 on which the Company’s value weighted average share price for any 30-day period equals or exceeds $3.00, subject to the executive’s continued employment through the applicable vesting date (these PSUs are referred to below as the “2011 PSUs”).

(13)

Represents RNP’s phantom units granted on December 13, 2011 vesting in three equal annual installments on November 9, 2012, 2013 and 2014, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the “2011 IPO Units”).

(14)

Represents RSUs granted on December 27, 2010 the remaining unvested 2/3 of which will vest in two equal annual installments on October 5, 2012 and 2013, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “Samson Inducement RSUs”).

Option Exercises and Stock Vested

The following table sets forth information with respect to the NEOs concerning the option exercises and stock vested during the Transition Period.

	September 30,	September 30,	September 30,	September 30,
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
D. Hunt Ramsbottom	—	—	175,000	$201,500
Dan J. Cohrs	—	—	228,825	$278,425
Tom Samson	—	—	116,667	$102,667
Harold A. Wright	—	—	56,862	$72,195
Colin M. Morris	—	—	56,862	$72,195

(1)	Amounts shown are based on the fair market value of Rentech’s common stock on the applicable vesting date.

Potential Payments upon Termination or Change-in-Control

The employment agreements of Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris provide for severance payments upon termination without cause, non-renewal of the executive’s employment agreement and the executive’s resignation for good reason. The employment agreements also provide for payments upon a termination without cause and executive’s resignation for good reason in connection with a change in control at the Company. In addition, certain of the phantom unit, PSU and RSU agreements of Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris identified in the tables below provide for accelerated vesting upon the occurrence of certain of these same events, as described in detail below. In the event that any severance payments to Messrs. Ramsbottom, Cohrs, Samson, Wright and Morris are subject to federal excise taxes under the “golden parachute” provisions of the Internal Revenue Code, Rentech is required to pay the executives a gross-up for any such excise taxes plus any excise, income or payroll taxes owed on the payment of the gross-up for the excise taxes. No severance payments or accelerated vesting events are provided if an NEO is terminated for cause or resigns without good reason.

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

In addition, the NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring outside of the context of a change in control of Rentech:

•

The 2011 Time-Vest RSUs, 2011 PSUs, 2010 Options, 2010 RSUs, the 2009 Time-Vest RSUs and the Management Stock Purchase Plan RSUs held by the executive will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

•

The 2011 IPO RSUs and the 2011 IPO Units held by the executive will (i) accelerate and vest in full upon the executive’s termination of employment without cause or for good reason, or due to the executive’s death or disability, and (ii) vest with respect to a pro rata portion of the number of unvested RSUs that would have vested on the next subsequent vesting date upon any other termination of employment other than a termination for cause.

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

Change in Control (No Termination)

The NEOs are not entitled to any cash payments based solely on the occurrence of a change in control of Rentech (absent any qualifying termination), however, the NEOs will be entitled to full accelerated vesting upon such change in control with respect to their Management Stock Purchase Plan RSUs. The 2011 IPO RSUs, 2011 Time-Vest RSUs, 2011 PSUs, 2011 IPO Units, 2010 Options, 2010 RSUs, 2009 Time-Vest RSUs, 2009 Performance-Vest RSUs and Samson Inducement RSU are not impacted by a change in control of Rentech (absent a qualifying termination in connection with such change in control).

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

In addition, the NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring in connection with a change in control of Rentech:

•

The 2011 Time-Vest RSUs, 2011 PSUs, 2010 Options, the 2010 RSUs and the 2009 Time-Vest RSUs will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or one year after the change in control.

•

As noted above, (i) the Management Stock Purchase Plan RSUs held by the executive will vest in full upon the change in control (without regard to whether the executive terminates employment), and (ii) the 2011 IPO RSUs and 2011 IPO Units will vest in full upon a termination without cause or for good reason, or due to the executive’s death or disability (whether or not in connection with a change in control).

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

The following table summarizes the change-in-control and/or severance payments and benefits to which we expect that our NEOs would have become entitled if the relevant event(s) had occurred on December 31, 2011, in accordance with applicable disclosure rules.

	00000	00000		00000		00000		00000		00000		00000
Name	Benefit	Termination without Cause or for Good Reason ($)		Termination due to Non- Renewal ($)		Termination due to Death/ Disability ($)		Qualifying Termination in Connection with a Change in Control		Change in Control (No Termination)		Other Terminations

D. Hunt Ramsbottom	Cash Severance	$1,452,000	(1)	$1,452,000	(1)	—		$1,452,000	(2)	—		—

	Value of Accelerated Stock Awards(3)	$569,977	(4)	—	(5)	$2,719,002	(6)	$4,029,002	(7)	$213,500	(8)	$27,067	(9)

	Value of Accelerated Option Awards(10)	—		—		$168,000	(11)	$168,000	(12)	—		—

	Value of Accelerated Units(13)	$544,014	(14)	—	(5)	$544,014	(15)	$544,014	(16)	—		25,834	(17)

	Value of Healthcare Premiums	$28,580	(18)	$28,580	(18)	—		$28,580	(18)	—		—

	Value of Excise Tax Gross-Up	—		—		—		$2,269,068	(19)	$—	(19)	$—

	Total	$2,594,571		$1,480,580		$3,431,016		$8,490,664		$213,500		$52,901

Dan J. Cohrs	Cash Severance	$664,400	(20)	$415,250	(21)	—		$664,400	(22)	—		—

	Value of Accelerated Stock Awards(3)	$396,713	(23)	—	(5)	$1,430,912	(24)	$2,347,912	(25)	$21,487	(26)	$18,839	(27)

	Value of Accelerated Option Awards(10)	—		—		$98,824	(28)	$98,824	(29)	—		—

	Value of Accelerated Units(13)	$378,633	(30)	—	(5)	$378,633	(31)	$378,633	(32)	—		17,981	(33)

	Value of Healthcare Premiums	$28,580	(18)	—		—		$28,580	(18)	—		—

	Value of Excise Tax Gross-Up	—		—		—		$1,204,262	(19)	$—	(19)	$—

	Total	$1,468,326		$415,250		$1,908,369		$4,722,611		$21,487		$36,820

	00000	00000		00000		00000		00000		00000		00000
Name	Benefit	Termination without Cause or for Good Reason ($)		Termination due to Non- Renewal ($)		Termination due to Death/ Disability ($)		Qualifying Termination in Connection with a Change in Control		Change in Control (No Termination)		Other Terminations

Tom Samson	Cash Severance	$510,000	(20)	$340,000	(21)	—		$510,000	(22)	—		—

	Value of Accelerated Stock Awards(3)	—		—		$741,241	(34)	$741,241	(35)	—		—

	Value of Accelerated Option Awards	—		—		—		—		—		—

	Value of Healthcare Premiums	$28,580	(18)	—		—		$28,580	(18)	—		—

	Value of Excise Tax Gross-Up	—		—		—		$—	(19)	$—	(19)	$—

	Total	$538,580		$340,000		$741,241		$1,279,821		$—		$—

Harold A. Wright	Cash Severance	$417,000	(20)	$278,000	(21)	—		$417,000	(22)	—		—

	Value of Accelerated Stock Awards(3)	—		—		$521,447	(36)	$979,947	(37)	$42,782	(38)	—

	Value of Accelerated Option Awards(10)	—		—		$39,529	(39)	$39,529	(40)	—		—

	Value of Healthcare Premiums	$28,580	(18)	—		—		$28,580	(18)	—		—

	Value of Excise Tax Gross-Up	—		—		—		$432,766	(19)	$—	(19)	$—

	Total	$445,580		$278,000		$560,976		$1,897,822		$42,782		$—

Colin M. Morris	Cash Severance	$409,695	(20)	$273,130	(21)	—		$409,695	(22)	—		—

	Value of Accelerated Stock Awards(3)	$314,067	(41)	—	(5)	$851,005	(42)	$1,244,005	(43)	$58,273	(44)	$14,915	(45)

	Value of Accelerated Option Awards(10)	—		—		$39,529	(46)	$39,529	(47)	—		—

	Value of Accelerated Units(13)	$299,761	(48)	—	(5)	$299,761	(49)	$299,761	(50)	—		$14,235	(51)

	Value of Healthcare Premiums	$10,589	(18)	—		—		$10,589	(18)	—		—

	Value of Excise Tax Gross-Up	—		—		—		$677,290	(19)	$—	(19)	$—

	Total	$1,034,112		$273,130		$1,190,295		$2,680,869		$58,273		$29,150

(1)	Represents three times Mr. Ramsbottom’s annual base salary, payable over the two-year period after his termination date.

(2)	Represents three times Mr. Ramsbottom’s annual base salary, payable in a lump sum upon termination.

(3)	Value of RSUs determined by multiplying the number of accelerating RSUs by the fair market value of Rentech’s common stock ($1.31) on December 30, 2011.

(4)	Represents the aggregate value of 435,097 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination without cause or for good reason on December 31, 2011.

(5)

Pursuant to the terms of the applicable award agreements, 2011 IPO RSUs and 2011 IPO Units vest pro rata on an accelerated basis upon an executive’s termination due to non-renewal of the executive’s employment agreement; however, none of the NEOs’ employment agreements was up for renewal as December 31, 2011. Therefore, no such accelerated vesting would have occurred due to non-renewal of the executives’ employment agreements on December 31, 2011.

(6)

Represents the aggregate value of 435,097 unvested 2011 IPO RSUs, 401,875 unvested 2011 Time-Vest RSUs, 800,625 unvested 2011 PSUs, 200,000 unvested 2010 RSUs, 75,000 unvested 2009 Time-Vest RSUs and 162,977 unvested Management Stock Purchase Plan RSUs held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on December 31, 2011. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Ramsbottom vested in full on such date).

(7)

Represents the aggregate value of (i) 435,097 unvested 2011 IPO RSUs, 401,875 unvested 2011 Time-Vest RSUs, 800,625 unvested 2011 PSUs, 200,000 unvested 2010 RSUs, 75,000 unvested 2009 Time-Vest RSUs and 1,000,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech, and (ii) 162,977 unvested Management Stock Purchase Plan RSUs. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2009 Performance-Vest RSUs and 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2009 Performance-Vest RSUs and 2011 PSUs held by Mr. Ramsbottom vested in full on such date) and (B) the relevant change in control occurred on December 31, 2011 (and, accordingly, the unvested Management Stock Purchase Plan RSUs held by Mr. Ramsbottom vested in full on such date).

(8)	Represents the aggregate value of 162,977 unvested Management Stock Purchase Plan RSUs held by Mr. Ramsbottom that would have vested on an accelerated basis upon a change in control of Rentech.

(9)	Represents the aggregate value of 20,662 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ramsbottom termination of employment for any reason.

(10)	Value of options determined by multiplying the fair market value of Rentech’s common stock ($1.31) on December 30, 2011, less the applicable exercise price, by the number of accelerating options.

(11)

Represents the aggregate value of 466,667 unvested 2010 Options held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on December 31, 2011.

(12)

Represents the aggregate value of 466,667 unvested 2010 Options held by Mr. Ramsbottom that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(13)	Value of 2011 Partnership Units determined by multiplying the number of accelerating RNP units by the fair market value of RNP’s common unit ($16.35) on December 30, 2011.

(14)	Represents the aggregate value of 33,273 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination without cause or for good reason on December 31, 2011.

(15)

Represents the aggregate value of 33,273 unvested 2011 IPO Units held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on December 31, 2011.

(16)

Represents the aggregate value of 33,273 unvested 2011 IPO Units held by Mr. Ramsbottom that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech.

(17)	Represents the aggregate value of 1,580 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr.Ramsbottom’s termination of employment for any reason.

(18)

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

(19)

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

(20)	Represents the executive’s annual base salary, payable over the one-year period after his termination date, plus his target annual incentive bonus.

(21)	Represents the executive’s annual base salary, payable over the one-year period after his termination date.

(22)	Represents the executive’s annual base salary plus target bonus, payable in a lump sum upon termination.

(23)	Represents the aggregate value of 302,834 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Cohrs’ termination without cause or for good reason on December 31, 2011.

(24)

Represents the aggregate value of 302,834 unvested 2011 IPO RSUs, 195,938 unvested 2011 Time-Vest RSUs, 397,812 unvested 2011 PSUs, 117,647 unvested 2010 RSUs, 61,666 unvested 2009 Time-Vest RSUs, unvested 16,402 Management Stock Purchase Plan RSUs held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on December 31, 2011. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Cohrs vested in full on such date).

(25)

Represents the aggregate value of (i) 302,834 unvested 2011 IPO RSUs, 195,938 unvested 2011 Time-Vest RSUs, 397,812 unvested 2011 PSUs, 117,647 unvested 2010 RSUs, 61,666 unvested 2009 Time-Vest RSUs and 700,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech, and (ii) 16,402 unvested Management Stock Purchase Plan RSUs. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2009 Performance-Vest RSUs and 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2009 Performance-Vest RSUs and 2011 PSUs held by Mr. Cohrs vested in full on such date) and (B) the relevant change in control occurred on December 31, 2011 (and, accordingly, the unvested Management Stock Purchase Plan RSUs held by Mr. Cohrs, in each case, vested in full on such date).

(26)	Represents the aggregate value of 16,402 unvested Management Stock Purchase Plan RSUs held by Mr. Cohrs that would have vested on an accelerated basis upon a change in control of Rentech.

(27)	Represents the aggregate value of 14,381 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Cohrs’ termination of employment for any reason.

(28)

Represents the aggregate value of 274,510 unvested 2010 Options held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on December 31, 2011.

(29)

Represents the aggregate value of 274,510 unvested 2010 Options held by Mr. Cohrs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(30)	Represents the aggregate value of 23,158 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Cohrs’ termination without cause or for good reason on December 31, 2011.

(31)

Represents the aggregate value of 23,158 unvested 2011 IPO Units held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on December 31, 2011.

(32)

Represents the aggregate value of 23,158 unvested 2011 IPO Units held by Mr. Cohrs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on December 31, 2011, in either case, such termination occurred within sixty days prior to or one year after the change in control of Rentech.

(33)	Represents the aggregate value of 1,100 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Cohrs’ termination of employment for any reason.

(34)

Represents the aggregate value of 109,725 unvested 2011 Time-Vest RSUs, 222,775 unvested 2011 PSUs and 233,333 unvested Samson Inducement RSUs that would have vested on an accelerated basis upon Mr. Samson’s termination due to his death or disability on December 31, 2011. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Samson vested in full on such date).

(35)

Represents the aggregate value of 109,725 unvested 2011 Time-Vest RSUs, 222,775 unvested 2011 PSUs, and 233,333 unvested Samson Inducement RSUs that would have vested on an accelerated basis if Mr. Samson terminated employment without cause or for good reason as of December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control of Rentech. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Samson vested in full on such date).

(36)

Represents the aggregate value of 95,000 unvested 2011 Time-Vest RSUs, 190,000 unvested 2011 PSUs and 47,059 unvested 2010 RSUs, 33,334 unvested 2009 Time-Vest RSUs, unvested 32,658 Management Stock Purchase Plan RSUs held by Mr. Wright that would have vested on an accelerated basis upon Mr. Wright’s termination due to death or disability on December 31, 2011. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Wright vested in full on such date).

(37)

Represents the aggregate value of (i) 95,000 unvested 2011 Time-Vest RSUs, 190,000 unvested 2011 PSUs, and 47,059 unvested 2010 RSUs, 33,334 unvested 2009 Time-Vest RSUs and 350,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Wright terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech, and (ii) 32,658 unvested Management Stock Purchase Plan RSUs. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2009 Performance-Vest RSUs and 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2009 Performance-Vest RSUs and 2011 PSUs held by Mr. Wright vested in full on such date) and (B) the relevant change in control occurred on December 31, 2011 (and, accordingly, the unvested Management Stock Purchase Plan RSUs held by Mr. Wright vested in full on such date).

(38)	Represents the aggregate value of 32,658 unvested Management Stock Purchase Plan RSUs held by Mr. Wright that would have vested on an accelerated basis upon a change in control of Rentech.

(39)

Represents the aggregate value of 109,804 unvested 2010 Options held by Mr. Wright that would have vested on an accelerated basis upon Mr. Wright’s termination due to death or disability on December 31, 2011.

(40)

Represents the aggregate value of 109,804 unvested 2010 Options held by Mr. Wright that would have vested on an accelerated basis if Mr. Wright terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(41)	Represents the aggregate value of 239,746 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Morris’ termination without cause or for good reason on December 31, 2011.

(42)

Represents the aggregate value of 239,746 unvested 2011 IPO RSUs, 95,000 unvested 2011 Time-Vest RSUs, 190,000 unvested 2011 PSUs, 47,059 unvested 2010 RSUs, 33,334 unvested 2009 Time-Vest RSUs, unvested 44,483 Management Stock Purchase Plan RSUs held by Mr. Morris that would have vested on an accelerated basis upon Mr. Morris’ termination due to death or disability on December 31, 2011. We have assumed for purposes of this calculation that all performance criteria applicable to the 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2011 PSUs held by Mr. Morris vested in full on such date).

(43)

Represents the aggregate value of (i) 239,746 unvested 2011 IPO RSUs, 95,000 unvested 2011 Time-Vest RSUs, 190,000 unvested 2011 PSUs, 47,059 unvested 2010 RSUs, 33,334 unvested 2009 Time-Vest RSUs and 300,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Morris terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after a change in control of Rentech, and (ii) 44,483 unvested Management Stock Purchase Plan RSUs. We have assumed for purposes of this calculation that (A) all performance criteria applicable to the 2009 Performance-Vest RSUs and 2011 PSUs were attained on December 31, 2011 (and, accordingly, the unvested 2009 Performance-Vest RSUs and 2011 PSUs held by Mr. Morris vested in full on such date) and (B) the relevant change in control occurred on December 31, 2011 (and, accordingly, the unvested Management Stock Purchase Plan RSUs held by Mr. Morris vested in full on such date).

(44)	Represents the aggregate value of 44,483 unvested Management Stock Purchase Plan RSUs held by Mr. Morris that would have vested on an accelerated basis upon a change in control of Rentech.

(45)	Represents the aggregate value of 11,385 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Morris’ termination of employment for any reason.

(46)

Represents the aggregate value of 109,804 unvested 2010 Options held by Mr. Morris that would have vested on an accelerated basis upon Mr. Morris’ termination due to death or disability on December 31, 2011.

(47)

Represents the aggregate value of 109,804 unvested 2010 Options held by Mr. Morris that would have vested on an accelerated basis if Mr. Morris terminated employment without cause or for good reason on December 31, 2011 and, in either case, such termination occurred within sixty days prior to or one year after the change in control.

(48)	Represents the aggregate value of 18,334 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Morris’ termination without cause or for good reason on December 31, 2011.

(49)

Represents the aggregate value of 18,334 unvested 2011 IPO Units held by Mr. Morris that would have vested on an accelerated basis upon Mr. Morris’ termination due to death or disability on December 31, 2011.

(50)

Represents the aggregate value of 18,334 unvested 2011 IPO Units held by Mr. Morris that would have vested on an accelerated basis if Mr. Morris terminated employment without cause or for good reason on December 31, 2011, in either case, such termination occurred within sixty days prior to or one year after the change in control of Rentech.

(51)	Represents the aggregate value of 871 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Morris’ termination of employment for any reason.

Director Compensation

The following table sets forth compensation information with respect to our non-employee directors as of the end of the Transition Period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael S. Burke	$11,250	$—	$—	—	—	—	$11,250
General Wesley K. Clark	$7,500	$—	$—	—	—	—	$7,500
Michael F. Ray	$8,750	$—	$—	—	—	—	$8,750
Ronald M. Sega	$9,375	$—	$—	—	—	—	$9,375
Edward M. Stern	$10,625	$—	$—	—	—	—	$10,625
Halbert S. Washburn	$16,250	$—	$—	—	—	—	$16,250
John A. Williams	$7,500	$—	$—	—	—	—	$7,500
Dennis L. Yakobson	$7,500	$—	$—	—	—	—	$7,500

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

Each newly elected non-employee member of our Board is granted a five-year, fully-vested option to purchase 20,000 shares of our common stock at the fair market value of our common stock on the date of grant. Each non-employee director serving immediately following our annual meeting of shareholders also is granted the number of shares of our fully vested common stock obtained by dividing $50,000 by the fair market value of our common stock on the date of grant, rounded up to the nearest 100 shares. Each non-employee director serving immediately following our annual meeting of shareholders also is granted a RSU with a vesting period of one year equal in value to $25,000 based on the Black-Scholes option-pricing model at an exercise price equal to the fair market value of a share of our common stock on the date of grant, determined in accordance with our Incentive Plan. The stock option will vest in a single installment on the earlier of the one year anniversary of the date of grant and our annual meeting of shareholders, subject to the director’s continued Board service through such date. In accordance with this program, no equity awards were granted to our non-employee directors during the Transition Period.

Compensation Committee Interlocks and Insider Participation

During the Transition Period, the following individuals served as members of our Compensation Committee: Michael S. Burke, Halbert S. Washburn, and Edward M. Stern. None of these individuals has ever served as our officer or employee or an officer or employee of any of our subsidiaries. None of our executive officers has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also one of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Rentech’s common stock as of February 29, 2012 by (i) all owners of record or those who are known to Rentech to beneficially own more than 5% of the issued and outstanding shares of Rentech’s common stock, (ii) each director and NEO identified in the tables under “Executive Compensation,” and (iii) by all named executive officers and directors as a group:

	September 30,	September 30,
Directors and Executive Officers (1)(2)(3) Listed in alphabetical order	Amount and Nature of Beneficial Ownership (4)	Percent of Class (5)
Michael S. Burke	297,600	*
General Wesley K. Clark	75,000	*
Dan J. Cohrs	509,180	*
Colin M. Morris	409,258	*
D. Hunt Ramsbottom (6)(7)	1,745,110	*
Michael F. Ray (8)	441,337	*
Tom Samson	73,874	*
Ronald M. Sega	267,600	*
Edward M. Stern	307,600	*
Halbert S. Washburn	314,600	*
John A. Williams(9)	960,953	*
Harold A. Wright	362,041	*
Dennis L. Yakobson (10)	583,604	*

All Directors and Executive Officers as a Group (13 persons)	6,347,757	2.8%

	September 30,	September 30,
Beneficial Owners of More than 5%	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc. (11)	12,841,335	5.7%
Vanguard Group, Inc. (12)	11,970,851	5.3%

*	Less than 1%.

(1)

Except as otherwise noted and subject to applicable community property laws, each shareholder has sole or shared voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 10877 Wilshire Blvd., Suite 600, Los Angeles, CA 90024.

(2)

If a person has the right to acquire shares of common stock subject to options, RSUs or other convertible or exercisable securities within 60 days of February 29, 2012, then such shares (including certain RSUs that are fully vested but will not be yet paid out until the earlier of the recipient’s termination and three years from the applicable award date, subject to any required payment delays arising under applicable tax laws) are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock that may be acquired within 60 days of February 29, 2012 and are included in the table above:

•	Michael S. Burke — 91,500 under options;

•	General Wesley K. Clark — 20,000 under options;

•	Dan J. Cohrs — 137,255 under options;

•	Colin M. Morris — 129,902 under options;

•	D. Hunt Ramsbottom — 483,333 under options and 373,750 under warrants;

•	Michael F. Ray — 86,500 under options;

•	Ronald M. Sega — 76,500 under options;

•	Edward M. Stern — 91,500 under options;

•	Halbert S. Washburn — 86,500 under options;

•	John A. Williams — 914,453 additional shares to be issued pursuant to earn-out payments as described in note 9 below and 46,500 under options;

•	Harold A. Wright — 54,902 under options;

•	Dennis L. Yakobson — 186,500 under options; and

•	all directors and executive officers as a group —1,490,892 under options, 914,453 additional shares (see note 9 below) and 373,750 under warrants.

(3)	The Security Ownership table above does not include the following:

(A)	PSUs held by NEOs that vest upon the value weighted average price for Rentech stock equaling $3.00 or higher on or before October 12, 2014:

•	Dan J. Cohrs — 397,812 PSUs

•	Colin M. Morris — 190,000 PSUs;

•	D. Hunt Ramsbottom — 800,625 PSUs;

•	Tom Samson — 222,775 PSUs; and

•	Harold Wright — 190,000 PSUs; and

(B)	unvested RSUs and/or options that will vest assuming the continued employment of the officer or director beyond each applicable vesting date:

•	Dan J. Cohrs — 694,487 RSUs and 274,510 options;

•	Colin M. Morris — 459,622 RSUs and 109,804 options;

•	D. Hunt Ramsbottom — 1,274,949 RSUs and 466,667 options;

•	Tom Samson — 343,057 RSUs;

•	Harold Wright — 208,052 RSUs and 109,804 options;

•	Michael S. Burke — 27,500 RSUs;

•	General Wesley K. Clark — 27,500 RSUs;

•	Michael F. Ray — 27,500 RSUs;

•	Ronald M. Sega — 27,500 RSUs;

•	Edward M. Stern — 27,500 RSUs;

•	Halbert S. Washburn — 27,500 RSUs;

•	John A. Williams — 27,500 RSUs; and

•	Dennis L. Yakobson — 27,500 RSUs.

(4)	Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the Securities and Exchange Commission.

(5)	Based on 225,360,551 shares of common stock outstanding as of February 29, 2012.

(6)

Includes a warrant currently held by the Ramsbottom Family Living Trust for 373,750 shares. The warrant fully vested on December 31, 2011. The exercise price of the warrant is $1.82 per share. Mr. Ramsbottom is a trustor and trustee of the Ramsbottom Family Living Trust.

(7)

Includes 55,000 shares held for the benefit of Mr. Ramsbottom’s children as to which Mr. Ramsbottom disclaims beneficial ownership and 10,000 shares held by the L.E. Ramsbottom Living Trust owned by Mr. Ramsbottom’s spouse as to which Mr. Ramsbottom disclaims beneficial ownership.

(8)	Includes 7,500 shares held by Mr. Ray’s spouse’s IRA as to which Mr. Ray disclaims beneficial ownership.

(9)

Includes 914,453 additional shares to be issued by March 31, 2012 to Mr. Williams as a former stockholder of SilvaGas Holdings Corporation, or SilvaGas, in satisfaction of all potential earn-out payments under the merger agreement the Company entered into with SilvaGas.

(10)	Includes 20,000 shares held in custodial accounts as to which Mr. Yakobson disclaims beneficial ownership.

(11)

Based on information in a Schedule 13G filed by BlackRock, Inc., or BlackRock, with the SEC on February 8, 2012 for its holdings as of December 30, 2011. BlackRock reported that it has sole power to vote and to dispose of all 12,841,335 shares. BlackRock’s principal business office address is 40 East 52nd Street, New York, NY 10022.

(12)

Based on information in a Schedule 13G filed by The Vanguard Group, Inc., or Vanguard, with the SEC on February 10, 2012 for its holdings as of December 31, 2011. Vanguard reported that it has sole power to vote 258,075 shares, sole power to dispose of 11,712,776 shares and shared power to dispose of 258,075 shares. Vanguard’s office address is 100 Vanguard Blvd., Malvern, PA 19355.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

	September 30,	September 30,	September 30,
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,202,000	$0.47	6,968,000
Equity compensation plans not approved by security holders	752,000	$0.95	—

Total	16,954,000	$0.49	6,968,000

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

Ownership of Common Units of RNP

None of the directors or NEOs listed above directly hold any common units in RNP. On December 13, 2011 each of Messrs. Ramsbottom, Cohrs and Morris were granted phantom units of RNP common units in the amounts of 33,273, 23,158 and 18,334, respectively. Such phantom units will vest in three equal parts on each of the next three anniversaries of November 9, 2011.

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

Mr. Williams was a greater than 10% stockholder of SilvaGas when it was acquired by the Company in June of 2009 pursuant to the terms of the Merger Agreement. In addition to the consideration paid at the closing, the former SilvaGas stockholders were entitled to receive additional shares of the Company’s common stock as earn-out consideration. In addition, approximately 6,800,000 of the shares of our common stock issuable at closing were be deposited with an escrow agent to support certain indemnification obligations of the SilvaGas stockholders. Fifty percent of the escrow shares were to be released after two years if no claims were made against them and the remaining fifty percent were to be released after three years. No claims have been made to date and fifty percent of the escrow shares were released in December 2010 in exchange for extending the survival date of certain of the SilvaGas stockholders representations, warranties and covenants by an additional six months.

On December 28, 2011 the Company entered into the Amendment to the Merger Agreement with Milton Farris, as Stockholder Representative, John A. Williams and certain other former stockholders of SilvaGas. Pursuant to the terms of the Amendment, the parties agreed to amend the Merger Agreement to: (a) release the remaining approximately 3.4 million shares of Company common stock held in escrow pursuant to the terms of the Merger Agreement and its associated escrow agreement, on or prior to December 31, 2011; (b) provide for the issuance of 2.0 million shares of Company common stock by March 31, 2012 to the former stockholders of SilvaGas who were party to the Merger Agreement in satisfaction of all potential earn-out payments provided for in the Merger Agreement; and (c) provide for a release of the Company by the former stockholders of SilvaGas from all claims they may have related to the Merger Agreement and its associated transactions and documents.

On December 28, 2011, Rentech entered into the Bridge Loan Agreement as a lender, with RNP as guarantor and RNLLC as the borrower. The Bridge Loan Agreement consisted of a commitment by Rentech to make the $40.0 million Bridge Loan to RNLLC. On February 28, 2012, RNLLC terminated the Bridge Loan Agreement.

For identification of each director determined to be independent, see Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees billed and expected to be billed for professional audit services rendered by PricewaterhouseCoopers LLC for the three months ended December 31, 2011 and fiscal years 2011 and 2010 and fees billed and expected to be billed for other services rendered by PricewaterhouseCoopers LLC for the three months ended December 31, 2011 and fiscal years 2011 and 2010.

	September 30,	September 30,	September 30,
	Three Months Ended December 31,	Fiscal Year	Fiscal Year
	2011	2011	2010
PricewaterhouseCoopers LLP:
Audit Fees (1)	$800,000	$2,399,398	$1,047,235
Audit-Related Fees (2)	—	11,175	15,000
Tax Fees (3)	511,244	96,619	157,000
All Other Fees	—	—	—

Total	$1,311,244	$2,507,192	$1,219,235

(1)

Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of Rentech’s and RNP’s consolidated financial statements for the three months ended December 31, 2011 and fiscal years ended September 30, 2011 and 2010, and for the audit of Rentech’s and RNP’s internal control over financial reporting and for reviews of the financial statements included in Rentech’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with SEC filings, and consultations on financial accounting and reporting standards arising during the course of the audit for fiscal years 2011 and 2010.

(2)	Represents fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s financial statements, and are not reported as Audit Fees.

(3)

Represents the aggregate fees billed and expected to be billed for Rentech’s 2011 and 2010 tax return and tax consultation regarding various issues including property and sales tax issues, research and development credits and RNP’s structure.

The Audit Committee is required to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002). Non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee pre-approved all fees incurred in the three months ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.

The information required by this Item is included in Part II, Item 8 of this report.

(b) Exhibits.

See Exhibit Index.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 23, 2009 among Rentech, Inc., SilvaGas Holdings Corporation, RTK Acquisition Sub, Inc., RTK Acquisition Sub, LLC, John A. Williams as the Principal Stockholder, Milton Farris as the Stockholder Representative and the other stockholders of the SilvaGas Holdings Corporation party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on June 24, 2009).

2.2	Membership Interest Purchase Agreement, dated April 12, 2011 by and between Biomass Energy Holdings LLC and GCSEC Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on April 15, 2011).

3.1	Amended and Restated Articles of Incorporation, dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2005, filed by Rentech on May 9, 2005).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2008, filed by Rentech on May 9, 2008).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on May 14, 2010).

3.5	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended September 30, 2004 filed by Rentech on December 9, 2004).

3.6	Articles of Amendment to the Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on August 5, 2011).

4.1	Stock Purchase Warrant, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on September 23, 2004).

4.2	Registration Rights Agreement, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Rentech on September 23, 2004).

4.3	Warrant to Purchase 1,000,000 Shares of Common Stock by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on January 19, 2006).

4.4	Indenture dated April 18, 2006, by and between Rentech, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Rentech on April 18, 2006).

4.5	Officers’ Certificate to Indenture dated April 18, 2006 to Indenture (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Rentech on April 18, 2006).

4.6	Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Rentech on April 18, 2006).

4.7	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on April 20, 2007).

4.8	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on January 20, 2009).

4.9	Warrant Agreement, dated June 23, 2009 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 24, 2009).

4.10	Tax Benefit Preservation Plan, dated as of August 5, 2011, Rentech, Inc. and Computershare Trust Company, N.A., which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Rentech on August 5, 2011).

10.1*	Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by Rentech January 28, 2009).

10.2*	Amended and Restated Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated December 31, 2008 (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by Rentech on January 28, 2009).

10.3*	Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2008 filed by Rentech on December 15, 2008).

10.4*	Employment Agreement by and between Rentech, Inc. and Tom Samson, dated October 5, 2010 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.5*	Employment Agreement with Colin Morris (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.6*	Rentech, Inc. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.7	Stock Purchase Agreement, dated June 24, 2009, between Rentech, Inc. and the Buyers party thereto (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 25, 2009).

10.8	Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rentech on April 21, 2006).

10.9	Rider to the Lease Agreement dated as of April 21, 2006 by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rentech on April 21, 2006).

10.10	Second Amendment to Lease, dated January 21, 2010, by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on January 26, 2010).

10.11*	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 20, 2006).

10.12*	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed by Rentech on February 9, 2005).

10.13*	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on March 29, 2007).

10.14*	First Amendment to Rentech’s Amended and Restated 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.15*	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

10.16*	First Amendment to Rentech’s 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.17**	Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed by Rentech on August 9, 2007).

10.18*	Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.19*	Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.20*	Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 23, 2009).

10.21	Distribution Agreement, dated April 26, 2006, by and between Royster-Clark Resources LLC and Rentech Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.22	Amendment to Distribution Agreement, dated October 13, 2009, among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S., Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.23	Assignment and Assumption Agreement, dated as of September 29, 2006, by and between Royster-Clark, Inc., Agrium U.S. Inc. and Rentech Development Corporation (incorporated by reference to Exhibit 10.3 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.24	Credit Agreement, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on February 1, 2010).

10.25	Guarantee and Collateral Agreement, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on February 1, 2010).

10.26	Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on February 1, 2010).

10.27	Amendment to Credit Agreement, Waiver and Collateral Agent Consent, dated July 21, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 26, 2010).

10.28	Incremental Loan Assumption Agreement, dated July 21, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Incremental Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on July 26, 2010).

10.29	Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent, dated November 24, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 29, 2010).

10.30	Second Incremental Loan Assumption Agreement, dated November 24, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Incremental Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 29, 2010).

10.31	Project Support Agreement, dated September 3, 2010 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on September 10, 2010).

10.32	Amended and Restated Distribution Agreement dated February 9, 2011, between Rentech, Inc. and Knight Capital Americas, L.P., successor in interest to Knight Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rentech on February 9, 2011).

10.33*	Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 13, 2011).

10.34	Credit Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC as Sole Bookrunner, Sole Syndication Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 14, 2011).

10.35	Guarantee and Collateral Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on June 14, 2011).

10.36	Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed on June 14, 2011).

10.37	Contribution, Conveyance and Assignment Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Development Corporation, Rentech Nitrogen Holdings, Inc., Rentech Nitrogen GP, LLC, Rentech Nitrogen Partners, L.P. and Rentech Energy Midwest Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.38	Omnibus Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Nitrogen GP, LLC and Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.39	Services Agreement, dated as of November 9, 2011, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen GP, LLC and Rentech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.40	Credit Agreement, dated as of November 10, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 15, 2011).

10.41	Guaranty and Security Agreement, dated as of November 10, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor and General Electric Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 15, 2011).

10.42	Indemnification Agreement dated November 9, 2011, by and between Rentech Nitrogen Partners, L.P. and D. Hunt Ramsbottom (all other Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates of execution, are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by Rentech on December 14, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed by Rentech on December 15, 2008).

21	Subsidiaries of Rentech, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Company’s Transition Report on Form 10-K for the three months ended December 31, 2011 formatted in Extensible Business Reporting Language, or XBRL, includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH, INC.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom, Chief Executive Officer and President

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer, President and Director (principal executive officer)

Date: March 15, 2012

/s/ Dan J. Cohrs
Dan J. Cohrs,
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: March 15, 2012

/s/ Jeffrey R. Spain
Jeffrey R. Spain,
Senior Vice President, Finance and Accounting (principal accounting officer)

Date: March 15, 2012

/s/ Dennis L. Yakobson
Dennis L. Yakobson,
Chairman Emeritus and Director

Date: March 15, 2012

/s/ Halbert S. Washburn
Halbert S. Washburn,
Chairman and Director

Date: March 15, 2012

/s/ Michael S. Burke
Michael S. Burke,
Director

Date: March 15, 2012

/s/ Wesley K. Clark
Wesley K. Clark,
Director

Date: March 15, 2012

/s/ Michael F. Ray
Michael F. Ray,
Director

Date: March 15, 2012

/s/ Edward M. Stern
Edward M. Stern,
Director

Date: March 15, 2012

/s/ Ronald M. Sega
Ronald M. Sega,
Director

Date: March 15, 2012

/s/ John A. Williams
John A. Williams,
Director

Date: March 15, 2012