Form 10-Q
period 2012-03-31
RENTECH INC /CO/
filed 2012-05-10
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2012 was 228,415,827.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$247,137	$237,478
Accounts receivable, net of allowance for doubtful accounts of $100	10,252	7,428
Inventories	11,648	4,991
Deposits on gas contracts	1,686	2,807
Prepaid expenses and other current assets	3,967	3,227
Deferred income taxes	4,069	4,069
Other receivables, net	3,854	5,214

Total current assets	282,613	265,214

Property, plant and equipment, net	63,451	65,557

Construction in progress	25,843	9,809

Other assets
Deposits and other assets	1,452	1,667
Patents, net	9,530	9,875
Goodwill	7,209	7,209
Debt issuance costs	3,771	1,197

Total other assets	21,962	19,948

Total assets	$393,869	$360,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,500	$5,071
Accrued payroll and benefits	4,529	4,375
Accrued liabilities	22,324	26,863
Deferred revenue	38,769	20,352
Accrued interest	2,788	2,119

Total current liabilities	74,910	58,780

Long-term liabilities
Credit facilities	8,490	—
Long-term convertible debt to stockholders	50,411	48,887
Deferred income taxes	4,069	4,069
Other	515	519

Total long-term liabilities	63,485	53,475

Total liabilities	138,395	112,255

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 228,389 and 225,231 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,283	2,252
Additional paid-in capital	579,073	576,403
Accumulated deficit	(373,071)	(369,807)

Total Rentech stockholders’ equity	208,285	208,848
Noncontrolling interests	47,189	39,425

Total equity	255,474	248,273

Total liabilities and stockholders’ equity	$393,869	$360,528

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues
Product sales	$38,537	$23,943
Service revenues	51	51

Total revenues	38,588	23,994

Cost of sales
Product	15,901	13,742
Service	52	50

Total cost of sales	15,953	13,792

Gross profit	22,635	10,202

Operating expenses
Selling, general and administrative expense	10,413	7,747
Research and development	5,022	6,372
Depreciation and amortization	1,139	559
Vendor settlement	(509)	—
Other	(8)	(44)

Total operating expenses	16,057	14,634

Operating income (loss)	6,578	(4,432)

Other income (expense), net
Interest and dividend income	66	37
Interest expense	(2,314)	(3,712)
Other income (expense), net	(4)	20

Total other expenses, net	(2,252)	(3,655)

Income (loss) from continuing operations before income taxes	4,326	(8,087)
Income tax expense	—	—

Net income (loss)	4,326	(8,087)
Net (income) loss attributable to noncontrolling interests	(7,590)	522

Net loss attributable to Rentech	$(3,264)	$(7,565)

Basic net loss per common share attributable to Rentech	$(0.01)	$(0.03)

Diluted net loss per common share attributable to Rentech	$(0.01)	$(0.03)

Weighted-average shares used to compute net loss per common share:
Basic and diluted	225,865	222,218

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

			Additional Paid-in	Accumulated	Total Rentech Stockholders’	Noncontrolling	Total Stockholders’
	Common Stock
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
	(Unaudited)
Balance, December 31, 2011	225,231	$2,252	$576,403	$(369,807)	$208,848	$39,425	$248,273
Issuance of common stock	25	—	—	—	—	—	—
Common stock issued for acquisition	2,000	20	(20)	—	—	—	—
Common stock issued for stock options exercised	120	1	139	—	140	—	140
Common stock issued for warrants exercised	943	9	(9)	—	—	—	—
Payment of stock issuance costs	—	—	(40)	—	(40)	—	(40)
Stock-based compensation expense	—	—	2,642	—	2,642	174	2,816
Restricted stock units	70	1	(61)	—	(60)	—	(60)
Net income (loss)	—	—	—	(3,264)	(3,264)	7,590	4,326
Other	—	—	19	—	19	—	19

Balance, March 31, 2012	228,389	$2,283	$579,073	$(373,071)	$208,285	$47,189	$255,474

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$4,326	$(8,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,051	1,924
Utilization of spare parts	242	207
Non-cash interest expense	1,680	1,523
Stock-based compensation	2,816	992
Other	(507)	173
Changes in operating assets and liabilities:
Accounts receivable	(2,824)	13,269
Other receivables	628	(945)
Receivables from insurance related to litigation	—	(1,969)
Litigation settlement payable	—	1,954
Inventories	(5,578)	(13,413)
Deposits on gas contracts	1,121	1,051
Prepaid expenses and other current assets	(614)	(1,364)
Accounts payable	99	167
Deferred revenue	18,417	11,998
Accrued interest	625	572
Accrued liabilities, accrued payroll and other	(6,363)	454

Net cash provided by operating activities	17,119	8,506

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(13,476)	(7,544)
Other items	868	(120)

Net cash used in investing activities	(12,608)	(7,664)

Cash flows from financing activities
Proceeds from credit facilities	8,490	—
Payments on capital lease	—	(135)
Payments on term loan	—	(7,386)
Payment of debt issuance costs	(2,670)	—
Payments on notes payable for financed insurance premiums	(527)	(507)
Payment of stock issuance costs	(40)	—
Payment of initial public offering costs	(245)	(80)
Proceeds from options and warrants exercised	140	—

Net cash provided by (used in) financing activities	5,148	(8,108)

Increase (decrease) in cash	9,659	(7,266)
Cash and cash equivalents, beginning of period	237,478	84,586

Cash and cash equivalents, end of period	$247,137	$77,320

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cashless exercise of warrants	$9	$—
Restricted stock units surrendered for withholding taxes payable	60	—
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	7,947	3,563
Common stock issued for acquisition	20	—
Non-cash interest capitalized into construction in progress	46	—
Debt issuance costs in accrued liabilities	108	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of March 31, 2012, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period from October 1, 2011 to December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Transition Report”).

The Company’s nitrogen products manufacturing segment is operated through Rentech’s indirect majority-owned subsidiary, Rentech Nitrogen, LLC (“RNLLC”), which owns a nitrogen fertilizer manufacturing plant located in East Dubuque, Illinois (the “East Dubuque Facility”).

In 2011, Rentech Nitrogen Partners, L.P. (“RNP”) completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in the Offering represent 39.2% of RNP common units outstanding as of the closing of the Offering. Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, owns the remaining 60.8% of RNP common units and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in RNP. RNP’s assets consist of all of the equity interests of RNLLC.

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature or they are receivable or payable on demand.

The Company has evaluated events occurring between March 31, 2012 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance clarifying previous guidance related to fair value measurement. This guidance became effective during interim and annual periods beginning after December 15, 2011, and thus became effective for the Company’s reporting periods beginning on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In September 2011, the FASB issued guidance amending previous guidance on testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. The guidance became effective for annual and interim goodwill impairment tests performed for reporting periods beginning after December 15, 2011, and thus became effective for the Company’s reporting periods beginning on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3 — Revisions

The Company has revised its December 31, 2011 balance sheet and statement of stockholders’ equity to correct an error for an understatement of income taxes payable on the increase in equity from the sale of RNP. The impact on the previously issued three-month ended December 31, 2011 financial statements is an understatement of accrued liabilities and overstatement of additional paid in capital of approximately $7.1 million. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements. However, because of the significance of these adjustments, the Company revised its December 31, 2011 balance sheet and statement of stockholders’ equity. The adjustments had no impact on the results of operations, cash flows or assets.

	As Previously Filed	As Revised
	December 31, 2011		Difference
	(in thousands)
Accrued liabilities	$19,808	$26,863	$7,055
Total current liabilities	$51,725	$58,780	$7,055
Total liabilities	$105,200	$112,255	$7,055
Additional paid-in capital	$583,458	$576,403	$(7,055)
Total Rentech stockholders’ equity	$215,903	$208,848	$(7,055)
Total equity	$255,328	$248,273	$(7,055)
Total liabilities and stockholders’ equity	$360,528	$360,528	$—

Note 4 — Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy, defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•

Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

•

Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that require fair value disclosure as of March 31, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Long-term liabilities
Credit facilities	$—	$8,490	$—	$8,490
Long-term convertible debt to stockholders	$56,638	$—	$—	$50,411

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011.

	Fair Value			Carrying Value
(in thousands)
	Level 1	Level 2	Level 3
Long-term liabilities
Credit facilities	$—	$—	$—	$—
Long-term convertible debt to stockholders	$56,063	$—	$—	$48,887

Credit Facilities

The credit facilities available under the credit agreement (the “2012 Credit Agreement”) among RNLLC, RNP, as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A. as syndication agent, and the lenders party thereto (the “Lenders”) are deemed to be Level 2 financial instruments because of the observable market data. To determine the fair value, the Company reviewed current market interest rates and terms of similar debt. It was concluded that the carrying values of the credit facilities approximate the fair values of such facilities as of March 31, 2012 because the interest rates on the credit facilities approximate the interest rates on debt with similar terms available to the Company.

Long-Term Convertible Debt to Stockholders

The Company’s outstanding long-term convertible debt to stockholders is deemed to be a Level 1 financial instrument because there is an active market for such debt. As of March 31, 2012, the fair value of such debt has been determined based on market prices.

There are no financial instruments that are split across the levels and there have been no financial instruments that moved between the levels during the three months ended March 31, 2012.

Note 5 — Accounts Receivable

Accounts receivable consisted of the following:

	As of
	March 31, 2012	December 31, 2011
	(in thousands)
Trade receivables from nitrogen products	$10,188	$7,428
Trade receivables from alternative energy	164	100

Total accounts receivable, gross	10,352	7,528
Allowance for doubtful accounts on trade accounts receivable	(100)	(100)

Total accounts receivable, net	$10,252	$7,428

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6 — Inventories

Inventories consisted of the following:

	As of
	March 31, 2012	December 31, 2011
	(in thousands)
Finished goods	$11,218	$4,567
Raw materials	430	424

Total inventory	$11,648	$4,991

Note 7 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	March 31, 2012	December 31, 2011
	(in thousands)
Land and land improvements	$1,883	$1,883
Buildings and building improvements	10,110	10,110
Machinery and equipment	96,944	95,547
Furniture, fixtures and office equipment	875	874
Computer equipment and computer software	5,563	5,434
Vehicles	228	201
Leasehold improvements	80	80
Conditional asset (asbestos removal)	210	210

	115,893	114,339
Less accumulated depreciation	(52,442)	(48,782)

Total property, plant and equipment, net	$63,451	$65,557

Construction in progress consisted of the following:

	As of
	March 31, 2012	December 31, 2011
	(in thousands)
Natchez Site	$2,450	$2,450
Construction in progress for East Dubuque Facility	22,896	6,862
Software in progress	470	470
Conditional asset (asbestos removal)	27	27

Total construction in progress	$25,843	$9,809

The Company has a legal obligation to handle and dispose of asbestos at the East Dubuque Facility and property located near Natchez, Mississippi (the “Natchez Site”) in a special manner when undergoing major or minor renovations or when buildings at these locations are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Company has developed an estimate for a conditional obligation for this disposal. In addition, the Company, through its normal repair and maintenance program, may encounter situations in which it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property have been recorded. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at March 31, 2012 and December 31, 2011 was $321,000 and $311,000, respectively. The accretion expense for the three months ended March 31, 2012 and 2011 was $10,000 and $8,000, respectively.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8 — Debt

On February 28, 2012, RNLLC entered into the 2012 Credit Agreement. The 2012 Credit Agreement amended, restated and replaced the credit agreement entered into on November 10, 2011, which provided for a $25.0 million senior secured revolving credit facility. Rentech is neither an obligor nor a guarantor under the 2012 Credit Agreement.

The 2012 Credit Agreement consists of (i) a $100.0 million multiple draw term loan (the “CapEx Facility”) that can be used to pay for capital expenditures related to RNP’s ammonia production and storage capacity expansion and for fees and expenses due to the Lenders, and (ii) a $35.0 million revolving facility (the “2012 Revolving Credit Facility”) that can be used for seasonal working capital needs, letters of credit and for general purposes.

The 2012 Credit Agreement has a maturity date of February 27, 2017. Borrowings under the 2012 Credit Agreement bear interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Additionally, RNLLC is required to pay a fee to the lenders under the CapEx Facility on the undrawn available portion at a rate of 0.75% per annum and a fee to the lenders under the 2012 Revolving Credit Facility on the undrawn available portion at a rate of 0.50% per annum. RNLLC also is required to pay customary letter of credit fees on issued letters of credit. In the event RNLLC reduces or terminates the 2012 Credit Agreement prior to its third anniversary, RNLLC will be required to pay a prepayment premium of 1.0% of the principal amount reduced or terminated, subject to certain exceptions.

The 2012 Revolving Credit Facility includes a letter of credit sublimit of $10.0 million, and it can be drawn on, or letters of credit can be issued through, the day that is seven days prior to the maturity date. The amounts outstanding under the 2012 Revolving Credit Facility will be required to be reduced to zero (other than outstanding letters of credit) for three periods of ten consecutive business days during each year with each period not less than 60 days apart, with one of those periods to begin each April.

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

Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the credit agreement it had entered into on December 28, 2011, with Rentech as lender and RNP as guarantor (the “Bridge Loan Agreement”), of approximately $5.9 million and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC also terminated the Bridge Loan Agreement upon entry into the 2012 Credit Agreement.

Note 9 — Convertible Debt

In April 2006, Rentech issued $57.5 million in aggregate principal amount of 4.00% Convertible Senior Notes due April 15, 2013 (the “Notes”) with net proceeds to the Company of $53.7 million after deducting $3.8 million of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs, which is a component of deposits and other assets on the consolidated balance sheets.

Upon achievement of the conversion criteria, the Notes may be converted into 14,332,002 shares of common stock, subject to adjustment.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. Occasionally the Company enters into index-price contracts. As of March 31, 2012, the Company had entered into multiple natural gas forward purchase contracts for various delivery dates through September 30, 2012. Commitments for natural gas purchases consist of the following:

	As of
	March 31, 2012	December 31, 2011
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,900	3,040
MMBtus under index-price contracts	360	—

Total MMBtus under contracts	3,260	3,040

Commitments to purchase natural gas	$9,695	$12,337
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$2.97	$4.06

Subsequent to March 31, 2012 through April 30, 2012, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through September 30, 2012. The total MMBtus associated with these additional forward purchase contracts are approximately 1.1 million and the total amount of the purchase commitments are approximately $2.5 million, resulting in a weighted average rate per MMBtu of approximately $2.24. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts. These payments are recorded as deposits on gas contracts in the accompanying balance sheets.

Litigation

The Company is party to litigation from time to time in the normal course of business. While the outcome of the Company’s current matters cannot be predicted with certainty, the Company maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Company.

Note 11 — Stockholders’ Equity

In February 2012, the board of directors (the “Board”) of Rentech authorized the repurchase of up to $25.0 million of outstanding shares of its common stock over the subsequent 12-month period. The share repurchase program took effect in March of 2012, but as of March 31, 2012, Rentech had not repurchased any shares of its common stock under the program. Any share repurchases under this program would be funded by Rentech’s available cash. Rentech may buy shares in the open market or through privately negotiated transactions from time to time over the 12-month period as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by Rentech in its discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The share repurchase program does not obligate Rentech to acquire any particular amount of its common stock, and can be implemented, suspended or discontinued at any time, without prior notice, at Rentech’s sole discretion.

Note 12 — Income Taxes

The provision for income taxes is based on earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and relates to the expected reversal of the cumulative temporary differences between the carrying value of the assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the deferred income tax asset or liability during the year. Due to historical operating losses, the Company has recorded a full valuation allowance against its deferred tax assets to reflect the uncertainty of realization and expects no benefit from tax losses due to the full valuation allowance. The Company had no provision or benefit for income taxes for the three months ended March 31, 2012 and 2011.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13 — Segment Information

The Company operates in the following two business segments:

•	Nitrogen products manufacturing: The Company, through RNP, manufactures a variety of nitrogen-based fertilizer and industrial products.

•	Alternative energy: The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues
Nitrogen products manufacturing	$38,473	$23,943
Alternative energy	115	51

Total revenues	$38,588	$23,994

Selling, general and administrative expense
Nitrogen products manufacturing	$2,590	$1,126
Alternative energy	7,823	6,621

Total selling, general and administrative expense	$10,413	$7,747

Research and development
Nitrogen products manufacturing	$—	$—
Alternative energy	5,022	6,372

Total research and development	$5,022	$6,372

Depreciation and amortization
Nitrogen products manufacturing	$553	$109
Alternative energy	586	450

Total depreciation and amortization recorded in operating expenses	$1,139	$559
Nitrogen products manufacturing – expense recorded in cost of sales	1,912	1,365

Total depreciation and amortization	$3,051	$1,924

Other operating (income) expenses
Nitrogen products manufacturing	$(28)	$(46)
Alternative energy	20	2

Total other operating (income) expenses	$(8)	$(44)

Operating income (loss)
Nitrogen products manufacturing	$19,457	$9,012
Alternative energy	(12,879)	(13,444)

Total operating income (loss)	$6,578	$(4,432)

Interest expense
Nitrogen products manufacturing	$(100)	$(3,039)
Alternative energy	(2,214)	(673)

Total interest expense	$(2,314)	$(3,712)

Income (loss) from continuing operations
Nitrogen products manufacturing	$19,373	$3,533
Alternative energy	(15,047)	(11,620)

Total income (loss) from continuing operations	$4,326	$(8,087)

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	As of
	March 31, 2012	December 31, 2011
	(in thousands)
Total assets
Nitrogen products manufacturing	$182,648	$130,443
Alternative energy	211,221	230,085

Total assets	$393,869	$360,528

Note 14 — Net Loss Per Common Share Attributable to Rentech

Basic loss per common share attributable to Rentech is calculated by dividing net loss attributable to Rentech by the weighted average number of common shares outstanding for the period. Diluted net loss per common share attributable to Rentech is calculated by dividing net loss attributable to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and using the “if converted” method for the convertible debt.

For the three months ended March 31, 2012 and 2011, approximately 38.5 million and 39.9 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 15 — Subsequent Events

On April 25, 2012, the Board of the General Partner declared a cash distribution to RNP’s common unitholders for the period November 9, 2011 through and including March 31, 2012 of $1.06 per unit which will result in total distributions in the amount of approximately $40.5 million. RNHI will receive a distribution of approximately $24.6 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on May 15, 2012 to unitholders of record at the close of business on May 8, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Transition Report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Transition Report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to implement the Rentech Process, the Rentech-SilvaGas Technology or Rentech-ClearFuels Technology at commercial-scale synthetic fuels or power plants;

•	the economic feasibility of projects using our technology;

•	our ability to successfully implement our revised project development strategy for the commercialization of our alternative energy technologies;

•	our pursuit of alternative energy projects that involve substantial expense and risk;

•	our ability to protect our intellectual property rights;

•	the ability of our technology to compete successfully against technologies developed by our competitors;

•	risks arising from changes in existing laws or regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases or carbon dioxide;

•	the volatile nature of the nitrogen fertilizer business and its ability to remain profitable;

•	a decline in demand for corn or corn prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen fertilizer products;

•	any interruption in the supply, or rise in the price levels, of natural gas and other essential raw materials;

•	our lack of asset or geographic diversification;

•	planned or unplanned shutdowns, or any operational difficulties, at the East Dubuque Facility;

•	intense competition from other nitrogen fertilizer producers;

•

any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium; and

•	potential operating hazards of the East Dubuque Facility from accidents, fire, severe weather, floods or other natural disasters.

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

As used in this report, references to “Rentech” refer to Rentech, Inc., a Colorado corporation, and the terms “we,” “our,” “us” and “the Company” mean Rentech and its consolidated subsidiaries, unless the context indicates otherwise.

OVERVIEW OF OUR BUSINESSES

Our vision is to be a provider of clean energy solutions. We own and develop technologies that enable the production of certified synthetic fuels and renewable power when integrated with certain other third-party technologies. Our clean energy technology portfolio includes the Rentech-SilvaGas biomass gasification technology, or the Rentech-SilvaGas Technology, and the Rentech-ClearFuels biomass gasification technology, or the Rentech-ClearFuels Technology, which can produce synthesis gas, or syngas, from biomass and waste materials for production of renewable power and fuels. Renewable hydrogen may also economically be separated out of the syngas produced using the Rentech-ClearFuels Technology. We also own the patented Rentech Process, which is based on Fischer-Tropsch chemistry. The Rentech Process can convert syngas from our or others’ gasification technologies into complex hydrocarbons that then can be upgraded into fuels or chemicals using refining technology that we license.

RNHI, one of Rentech’s indirect wholly owned subsidiaries, owns the general partner interest and 60.8% of the common units representing limited partner interests in RNP, a publicly traded limited partnership. Through its wholly owned subsidiary, RNLLC, RNP manufactures natural-gas based nitrogen fertilizer products at its East Dubuque Facility and sells such products to customers located in the Mid Corn Belt region of the United States. Our ownership interest in RNP currently entitles us to 60.8% of all distributions made by RNP to its common unit holders, which distributions can be used for general corporate purposes. However, Rentech’s ownership interest may be reduced over time if it elects to cause RNHI to sell any of its common units or if additional common units are issued by RNP in a manner that dilutes Rentech’s ownership interest in RNP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, and the valuation of long-lived assets and intangible assets. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in the Transition Report.

RESULTS OF OPERATIONS

More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in the Transition Report.

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at RNLLC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by quarter for the three months ended March 31, 2012 and the years ended December 31, 2011, 2010 and 2009.

	2012	2011	2010	2009
Quarter ended March 31	92	89	86	65
Quarter ended June 30	n/a	213	206	203
Quarter ended September 30	n/a	125	181	150
Quarter ended December 31	n/a	145	167	124

Total Tons Shipped	92	572	640	542

RNLLC typically ships the highest volume of tons during the spring planting season, which occurs during the quarter ended June 30, and the next highest volume of tons after the fall harvest during the quarter ended December 31. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in the weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In more mild winter seasons with warmer weather, farmers prepare the soil with earlier application of ammonia fertilizer which may shift significant spring ammonia sales into the quarter ended March 31, as was the case during the three months ended March 31, 2012.

As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income, net working capital levels and cash available for distribution from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our products are typically sold for later shipment under product prepayment contracts, and the timing of these sales and the amount of down payment as a percentage of the total contract price may vary with market conditions. The variation in the timing of these sales and contract terms may add to the seasonality of our cash flows and working capital.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011:

Continuing Operations

Revenues

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues:
Product shipments – nitrogen products manufacturing	$38,473	$23,943
Alternative energy	115	51

Total revenues	$38,588	$23,994

	For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	30	$20,051	20	$11,967
Urea ammonium nitrate (UAN)	34	11,156	30	6,156
Urea (liquid and granular)	10	5,624	9	4,134
Carbon dioxide (CO2)	15	477	27	725
Nitric acid	3	1,165	3	961

Total	92	$38,473	89	$23,943

Nitrogen products manufacturing. Our nitrogen products manufacturing segment provides revenue from sales of various nitrogen fertilizer products manufactured at the East Dubuque Facility and used primarily in corn production. The East Dubuque Facility is designed to produce ammonia, urea ammonium nitrate solution, liquid and granular urea, nitric acid and carbon dioxide using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

The increase in revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to increased sales prices and sales volume for all products, except for sales volume for CO2, which decreased, and nitric acid, which remained unchanged.

The average sales price per ton for the three months ended March 31, 2012 as compared with that of the three months ended March 31, 2011 increased by approximately 11% for ammonia and by approximately 59% for urea ammonium nitrate solution. These two products comprised approximately 81% and 76% of the product sales for the three months ended March 31, 2012 and 2011, respectively. Average sales prices per ton increased due to higher demand for the products caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2012. The Midwestern region of the United States experienced warmer weather than typical in March of 2012, which enabled farmers to prepare the soil with earlier application of ammonia fertilizer and shifted significant spring ammonia sales into the quarter ended March 31, 2012. The sales volume for CO2 decreased during this period due to reduced production as a result of one of the CO2 plants being idled in connection with the ammonia production and storage capacity expansion project. The decrease in sales volume was partially offset by a 22% higher sales price per ton.

Alternative Energy. This segment generates revenues for technical services and licensing activities related to our technologies. We enter into technical services contracts from time-to-time on a non-recurring basis which causes fluctuations in revenue from this segment. During the three months ended March 31, 2012, we also generated revenue from the sale of fuel from the Product Demonstration Unit, or the PDU.

Cost of Sales

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Cost of sales:
Product shipments – nitrogen products manufacturing	$15,901	$13,742
Alternative energy	52	50

Total cost of sales	$15,953	$13,792

Nitrogen Products Manufacturing. The cost of sales for product shipments for the three months ended March 31, 2012 increased from the prior comparable period primarily due to higher sales volume of all products, except for CO2, which decreased, and nitric acid, which remained unchanged, partially offset by lower natural gas prices. Natural gas and labor costs comprised approximately 52% and 14%, respectively, of cost of sales on product shipments for the three months ended March 31, 2012, and approximately 52% and 12%, respectively, of cost of sales on product shipments for the three months ended March 31, 2011.

Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was approximately $1.9 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

Alternative Energy. The cost of sales in our alternative energy segment was for costs incurred for work performed under technical services contracts. The sale of fuel from the PDU had no cost of sales since it is a by-product of our research and development efforts in developing and proving our technologies.

Gross Profit

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Gross profit:
Product shipments – nitrogen products manufacturing	$22,572	$10,201
Alternative energy	63	1

Total gross profit	$22,635	$10,202

Nitrogen Products Manufacturing. The gross profit for product shipments for the three months ended March 31, 2012 increased compared to the prior comparable period primarily due to increased sales prices and sales volume for all products, except for sales volume for CO2, which decreased, and nitric acid, which remained unchanged, and lower natural gas prices.

Operating Expenses

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating expenses:
Selling, general and administrative	$10,413	$7,747
Research and development	5,022	6,372
Depreciation and amortization	1,139	559
Vendor settlement	(509)	—
Other	(8)	(44)

Total operating expenses	$16,057	$14,634

Selling, General and Administrative Expenses. During the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, selling, general and administrative expenses increased by approximately $2.7 million, or 34%.

For the three months ended March 31, 2012 and 2011, the nitrogen products manufacturing segment incurred selling, general and administrative expenses of approximately $2.6 million and $1.1 million, respectively. The increase for the three months ended March 31,

2012 was primarily due to RNP becoming a publicly traded limited partnership which resulted in increases in payroll costs of approximately $0.5 million, non-cash unit-based compensation of approximately $0.4 million, accounting, internal audit, and tax service expenses of approximately $0.2 million, and legal, investor relations, insurance and travel expenses.

For the three months ended March 31, 2012 and 2011, the alternative energy segment incurred selling, general and administrative expenses of approximately $7.8 million and $6.6 million, respectively. The increase for the three months ended March 31, 2012 was primarily due to an increase in non-cash stock-based compensation of approximately $1.4 million and an increase in business development expenses of approximately $0.8 million partially offset by a decrease in payroll costs of approximately $0.7 million and consulting expenses of approximately $0.4 million. During the three months ended March 31, 2011, business development costs related primarily to projects in feasibility stage and such costs were capitalized to the projects.

Research and Development. These expenses are included in our alternative energy segment. We incur research and development expenses at our technology center in Commerce City, Colorado, where we operate the PDU and actively conduct work to further improve our technologies and to perform services for our customers. Research and development expenses decreased by approximately $1.4 million, or 21%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. During the three months ended March 31, 2012, there was an increase in the reimbursement accrual from the Department of Energy of approximately $1.1 million partially offset by an increase in contract labor related to the Rentech-ClearFuels Gasifier of approximately $0.2 million and consulting services of approximately $0.2 million. During the three months ended March 31, 2011, costs related to the PDU for plant modifications and repairs were approximately $0.8 million greater than during the three months ended March 31, 2012. During the three months ended March 31, 2012, we incurred research and development expenses associated with the commissioning and startup of the Rentech-ClearFuels Gasifier.

Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets that support general and administrative functions, and such expense is recorded as an operating expense. The amount of depreciation and amortization expense within operating expenses increased by $0.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the acceleration of depreciation of an asset the anticipated economic life of which shortened.

The majority of depreciation originates in our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Vendor Settlement. This item is included in our alternative energy segment. We resolved a dispute with a vendor for less than what we originally estimated. During the three months ended March 31, 2012, the matter was resolved which resulted in the reduction to the amount owed of approximately $0.5 million.

Operating Income (Loss)

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Income (loss) from operations:
Nitrogen products manufacturing	$19,457	$9,012
Alternative energy	(12,879)	(13,444)

Total income (loss) from operations	$6,578	$(4,432)

Nitrogen Products Manufacturing. The increase in income from operations for product shipments for the three months ended March 31, 2012, as compared to the prior comparable period, was primarily due to (i) increased sales prices and sales volume for all products, except for sales volume for CO2, which decreased, and nitric acid, which remained unchanged, and (ii) lower natural gas prices, partially offset by higher selling, general and administrative expenses.

Alternative Energy. Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses, depreciation and amortization, and research and development expenses.

Nitrogen Products Manufacturing EBITDA

EBITDA is a presentation of earnings before interest, taxes, depreciation and amortization. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

• the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

• our operating performance and return on invested capital compared to those of other public companies, without regard to financing methods and capital structure.

EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

The table below reconciles EBITDA to operating income for our nitrogen products manufacturing segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating income	$19,457	$9,012
Depreciation and amortization	2,465	1,474

EBITDA	$21,922	$10,486

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$17,119	$8,506
Investing activities	(12,608)	(7,664)
Financing activities	5,148	(8,108)

Net increase (decrease) in cash and cash equivalents	$9,659	$(7,266)

Cash Flows from Operating Activities

Net Income (Loss). We had net income of approximately $4.3 million for the three months ended March 31, 2012 and a net loss of approximately $8.1 million for the three months ended March 31, 2011. The cash flows provided by operations during these periods primarily resulted from the following operating activities:

Accounts Receivable. During the three months ended March 31, 2012, accounts receivable increased by approximately $2.8 million, as compared to a decrease in accounts receivable of approximately $13.3 million for the three months ended March 31, 2011. Accounts receivable balances typically decrease during these three months of the year due to seasonality. Accounts receivable balances are typically higher at December 31 of each year due to a higher volume of sales during the fall application period and lower at March 31 due to the lower volume of sales during the winter months. However, towards the end of the three months ended March 31, 2012, the weather was warm and dry, allowing farmers to apply ammonia to their fields earlier in the season than they typically have in the past, which increased our sales volume significantly for the period.

Inventories. During the three months ended March 31, 2012 and 2011, inventories increased by approximately $5.6 million and $13.4 million, respectively. The increase in both periods was due to seasonality. During the winter months, we typically build inventory balances for the high volume spring planting season. The increase during the three months ended March 31, 2012 was smaller than the increase during the three months ended March 31, 2011 due to increased sales in March 2012 as compared to March 2011 because of the warm, dry weather in March 2012, and due to lower natural gas costs in the three months ended March 31, 2012.

Deferred Revenue. We record deferred revenue on product prepayment contracts prior to delivery of the product to the extent we receive cash payments under those contracts. During the three months ended March 31, 2012 and 2011, deferred revenue increased by approximately $18.4 million and $12.0 million, respectively. The increase during both periods was due to seasonality as cash is typically received from customers on spring product prepayment contracts during this quarter of the year. The increase during the three months ended March 31, 2012 was larger than the increase during the three months ended March 31, 2011 due to higher sales prices in the three months ended March 31, 2012 and the timing of cash received on spring product prepayment contracts.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other liabilities decreased during the three months ended March 31, 2012 primarily due to the payment of income taxes of approximately $8.1 million relating to the sale of the 39.2% of RNP.

Cash Flows from Investing Activities

Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of approximately $5.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to an increase in capital spending at RNP related to the various expansion projects, including the ammonia production and storage capacity expansion project, of approximately $11.4 million which was partially offset by a reduction in capital projects in the alternative energy segment of approximately $5.5 million.

Cash Flows from Financing Activities

Proceeds from credit facilities. Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the CapEx Facility to (i) to repay in full outstanding borrowings under the Bridge Loan Agreement of approximately $5.9 million, and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million.

Payment on term loan. During the three months ended March 31, 2011, in addition to $2.4 million of scheduled principal payments under RNLLC’s credit agreement, RNLLC paid $5.0 million as a mandatory prepayment in connection with the $5.0 million dividend paid to Rentech.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, our current assets totaled approximately $282.6 million, including cash and cash equivalents of approximately $247.1 million, of which approximately $72.9 million was held at RNP, and accounts receivable of approximately $10.3 million. At March 31, 2012, our current liabilities were approximately $74.9 million, and we had long-term liabilities of approximately $63.5 million, comprised primarily of the Notes and outstanding borrowings under the 2012 Credit Agreement. Our income relating to our nitrogen products manufacturing segment for the three months ended March 31, 2012 and 2011 was approximately $19.4 million and $3.5 million, respectively. Our loss relating to our alternative energy segment for the three months ended March 31, 2012 and 2011 was approximately $15.0 million and $11.6 million, respectively. Our consolidated income for the three months ended March 31, 2012 was approximately $4.3 million and our consolidated loss for the three months ended March 31, 2011 was approximately $8.1 million.

Nitrogen Products Manufacturing

During the next 12 months, based on current market conditions, we expect RNP’s principal liquidity needs, other than those associated with the ammonia production and storage capacity expansion project, to be met from cash on hand at RNP and cash forecasted to be generated by RNLLC’s operations. These liquidity needs include costs to operate and maintain the East Dubuque Facility, working capital, debt service requirements coming due within the next year, capital expenditures for maintenance improvements and capital expenditures for the urea expansion and DEF build-out. Maintenance capital expenditures for the year ending December 31, 2012 are expected to be approximately $9.9 million. RNP currently estimates that it will incur approximately $57.0 million in expansion capital expenditures for the year ending December 31, 2012, comprised primarily of expenditures related to its urea expansion project and DEF build-out and its ammonia production and storage capacity expansion project. RNP expects that its urea expansion project and DEF build-out project could be completed by the end of 2012, and to collectively cost approximately $6.0 million to complete. This project is being funded with a portion of the net proceeds from the Offering, currently held as cash. RNP expects that the ammonia production and storage capacity expansion project could cost approximately $100.0 million to complete, with approximately half of that amount expected to be spent during the year ending December 31, 2012. With the exception of front end engineering and design, which was funded using a portion of the net proceeds from the Offering, RNP currently intends to finance the cost of this project using borrowings under the CapEx Facility.

The nitrogen fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at RNLLC. RNLLC’s practice of selling substantial amounts of fertilizer products through prepayment contracts also contributes to its significant working capital fluctuations. Working capital available at RNLLC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Facility’s principal feedstock and products.

On April 2, 2012, RNLLC entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under its CapEx Facility. The initial interest rate swap, or the Construction Period Swap, is based on a notional amount beginning at approximately $21.8 million and increasing, as specified in the swap agreement, to approximately $45.8 million. The increases in the notional amounts are designed to mirror a proportion of the expected increases in outstanding borrowings under the CapEx Facility as RNLLC continues its ammonia production and storage capacity expansion project. The Construction Period Swap will start on September 1, 2012 and will terminate on September 1, 2013. Under the Construction Period Swap, RNLLC will receive one-month LIBOR, to be determined at the time the Construction Period Swap becomes effective and the rate will be reset at the end of each month, on the notional amount; RNLLC will also pay a fixed rate of 48.8 basis points on the same notional amount. The second interest rate swap, or the Term Swap, is based on a notional amount beginning at $50.0 million and decreasing, as specified in the swap agreement, to $40.0 million. The decreases in the notional amounts are designed to mirror a proportion of the decrease in outstanding borrowings under the CapEx Facility as RNLLC begins to make principal payments. The Term Swap will start on September 30, 2013 and will terminate on December 31, 2015. Under the Term Swap, RNLLC will receive three-month LIBOR, to be determined at the time the Term Swap becomes effective and the rate will be reset at the end of each calendar quarter, on the notional amount; RNLLC will also pay a fixed rate of 129.5 basis points on the same notional amount. The objective of the two swaps is to reduce our exposure to interest rate changes under the CapEx Facility and limit the impact of interest rate volatility on earnings and cash flows. Through the two interest rate swaps, RNLLC is essentially fixing the variable interest rate to be paid on a portion of the borrowings under its CapEx Facility.

The 2012 Credit Agreement expires on February 27, 2017 and requires RNLLC to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the outstanding loans):

•

Maximum Total Leverage Ratio (defined as total debt of RNP and its subsidiaries on a consolidated basis, divided by Adjusted EBITDA (as defined in the 2012 Credit Agreement)) of not greater than 2.5 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of March 31, 2012, RNP’s actual Total Leverage Ratio was 0.1 to 1.0.

•

Maintenance of a Minimum Fixed Charge Coverage Ratio (defined as (a) Adjusted EBITDA (as defined in the 2012 Credit Agreement) minus unfinanced capital expenditures of RNP and its subsidiaries on a consolidated basis, divided by (b) the sum of (i) interest expense paid or accrued, (ii) scheduled principal payments and (iii) taxes paid or payable of RNP and its subsidiaries in each case) of not less than 1.0 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of March 31, 2012, RNP’s actual Fixed Charge Coverage Ratio was 5.0 to 1.0.

We believe we have sufficient liquidity for our expected funding requirements in our nitrogen products manufacturing segment through the next 12 months.

Alternative Energy

During the three months ended March 31, 2012, we funded our operations in our alternative energy segment primarily through cash on hand. We expect quarterly distributions from RNP to be a major source of liquidity for our alternative energy segment. Any distributions made by RNP to its unitholders will be done on a pro rata basis. We will receive 60.8% of RNP’s quarterly distributions to common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP. On April 25, 2012, the Board of the General Partner declared a cash distribution to RNP’s common unitholders for the period November 9, 2011 through and including March 31, 2012 of $1.06 per unit which will result in total distributions in the amount of approximately $40.5 million. We will receive a distribution of approximately $24.6 million, representing our share of distributions based on our ownership of common units. The cash distribution will be paid on May 15, 2012, to unitholders of record at the close of business on May 8, 2012.

During the next 12 months, we expect the liquidity needs of our alternative energy segment to be met from cash on hand. For the alternative energy segment, our short-term expected requirements include (i) operating costs of the PDU, and the Rentech-ClearFuels Gasifier; (ii) continued research and development of our technologies; (iii) debt service requirements coming due within the next year; (iv) continued development costs of projects; (v) costs for the repurchase of shares of our common stock under the share repurchase program discussed below and (vi) general operating and working capital uses. We may also have short-term requirements for development and acquisition activities that are not currently expected.

Our principal needs for liquidity beyond the next 12 months in our alternative energy segment could include funding project development, detailed engineering, procurement, construction and operation of commercial projects, ongoing research and development expenses, including operation of the PDU and Rentech-ClearFuels Gasifier, corporate administrative expenses, acquisitions and investments with partners. The continued development of existing and future projects beyond the next 12 months could require substantial amounts of additional new capital. As we have previously disclosed, we have adopted a revised strategy for the commercialization of our alternative energy technologies. The new strategy includes reduced spending on research and development and pursuit of projects that are smaller and require less capital to be invested by us than those recently under our development. Our strategy for the first deployment of a particular technology at scale is to develop or participate in projects for which our investment would be well within our expected liquidity.

The full $57.5 million principal amount of the Notes is due in April 2013. During the remainder of the term of the Notes, the required annual cash interest payments are $2.3 million. At any time, we may redeem the Notes, in whole or in part, at a redemption price payable in cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but not including, the redemption date. On or before the maturity date, we expect to either exchange the Notes for new debt or equity securities, or pay off the Notes through some combination of cash holdings, proceeds from debt or equity incurred or issued by us and asset sales. Such exchanges and capital raising transactions, if any, will depend on prevailing market conditions and other factors. There is no assurance that such exchanges can be completed or that capital will be available to us in amounts sufficient to pay the principal amount of the Notes. Our cash on hand at March 31, 2012 was sufficient to pay off all of the Notes.

Depending on conditions in the capital markets, we may seek external funding for our alternative energy segment during the next 12 months, including financing from the issuance of equity or equity-linked securities, project debt, project equity and the sale of common units of RNP. However, there is no assurance that these sources of capital would be available to us. As of March 31, 2012, approximately $94.3 million aggregate offering price of securities was available to be sold under our shelf registration statement. Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets has been difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

We believe we have sufficient liquidity for our expected funding requirements in our alternative energy segment through the next 12 months.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Transition Report. During the normal course of business in the three months ended March 31, 2012, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During the three months ended March 31, 2012, the following material changes occurred to our contractual obligations:

•

RNLLC entered into the 2012 Credit Agreement and paid associated financing costs of approximately $2.6 million. The 2012 Credit Agreement replaced and upsized the 2011 credit agreement. As of March 31, 2012, there is approximately $8.5 million outstanding under the 2012 Credit Agreement.

•

Our obligations under natural gas forward purchase contracts decreased by approximately $2.6 million to approximately $9.7 million. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. As of March 31, 2012, the natural gas forward purchase contracts included delivery dates through September 30, 2012. Subsequent to March 31, 2012 through April 30, 2012, we entered into additional fixed quantity natural gas forward purchase contracts at fixed prices and indexed prices for various delivery dates through September 30, 2012. The total MMBtus associated with these additional contracts was 1.1 million and the total amount of the commitments under contract was $2.5 million, resulting in a weighted average rate per MMBtu of $2.24.

•

Purchase obligations increased by approximately $36.8 million to approximately $51.6 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project.

•	Gas and electric fixed charges decreased by approximately $0.2 million to approximately $2.2 million.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the 2012 Credit Agreement. The borrowings under the 2012 Credit Agreement bear interest at a rate equal to an applicable margin, plus at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. As of March 31, 2012, we had outstanding borrowings under the 2012 Credit Agreement of $8.5 million. Based upon this outstanding balance, and assuming interest rates are above the applicable minimum, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.1 million. Historically, we did not use interest rate derivative instruments to manage exposure to interest rate changes. On April 2, 2012, RNLLC entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under its CapEx Facility. The Construction Period Swap will start on September 1, 2012 and terminate on September 1, 2013. The Term Swap will start on September 30, 2013 and terminate on December 31, 2015. Through the two interest rate swaps, RNLLC is essentially fixing the variable interest rate to be paid on a portion of the borrowings under its CapEx Facility.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 10 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS.

Exhibit Index

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: May 10, 2012	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: May 10, 2012	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer