Form 10-Q
period 2012-06-30
RENTECH INC /CO/
filed 2012-08-09
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2012 was 219,871,324.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$208,684	$237,478
Accounts receivable, net of allowance for doubtful accounts of $0 and $100 at June 30, 2012 and December 31, 2011, respectively	10,491	7,428
Inventories	9,013	4,991
Deposits on gas contracts	1,226	2,807
Prepaid expenses and other current assets	6,018	3,227
Deferred income taxes	4,069	4,069
Other receivables, net	6,360	5,214

Total current assets	245,861	265,214

Property, plant and equipment, net	63,325	65,557

Construction in progress	35,182	9,809

Other assets
Deposits and other assets	1,311	1,667
Patents, net	9,185	9,875
Goodwill	7,209	7,209
Debt issuance costs	3,530	1,197

Total other assets	21,235	19,948

Total assets	$365,603	$360,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,803	$5,071
Accrued payroll and benefits	5,688	4,375
Accrued liabilities	15,433	26,863
Deferred revenue	7,578	20,352
Accrued interest	2,111	2,119
Interest rate swaps	39	—
Convertible debt	52,000	—

Total current liabilities	88,652	58,780

Long-term liabilities
Credit facilities	20,190	—
Long-term convertible debt	—	48,887
Deferred income taxes	4,069	4,069
Interest rate swaps	541	—
Other	510	519

Total long-term liabilities	25,310	53,475

Total liabilities	113,962	112,255

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 219,857 and 225,231 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,199	2,252
Additional paid-in capital	565,564	576,403
Accumulated deficit	(363,552)	(369,807)

Total Rentech stockholders’ equity	204,211	208,848
Noncontrolling interests	47,430	39,425

Total equity	251,641	248,273

Total liabilities and stockholders’ equity	$365,603	$360,528

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues
Product sales	$70,655	$74,385	$109,192	$98,328
Service revenues	52	51	103	102

Total revenues	70,707	74,436	109,295	98,430

Cost of sales
Product	25,003	36,958	40,904	50,700
Service	49	50	101	100

Total cost of sales	25,052	37,008	41,005	50,800

Gross profit	45,655	37,428	68,290	47,630

Operating expenses
Selling, general and administrative expense	11,361	8,161	21,774	15,909
Research and development	4,089	7,988	9,112	14,359
Depreciation and amortization	677	547	1,816	1,106
Vendor settlement	—	—	(509)	—
Other	80	(26)	72	(70)

Total operating expenses	16,207	16,670	32,265	31,304

Operating income	29,448	20,758	36,025	16,326

Other income (expense), net
Interest and dividend income	60	21	126	58
Interest expense	(2,147)	(3,844)	(4,460)	(7,556)
Loss on debt extinguishment	—	(9,223)	—	(9,223)
Loss on interest rate swaps	(580)	—	(580)	—
Other income (expense), net	73	(16)	68	4

Total other expenses, net	(2,594)	(13,062)	(4,846)	(16,717)

Income (loss) before income taxes	26,854	7,696	31,179	(391)
Income tax expense	1,175	—	1,175	—

Net income (loss)	25,679	7,696	30,004	(391)
Net (income) loss attributable to noncontrolling interests	(16,159)	192	(23,749)	714

Net income attributable to Rentech	$9,520	$7,888	$6,255	$323

Basic net income per common share attributable to Rentech	$0.04	$0.04	$0.03	$0.00

Diluted net income per common share attributable to Rentech	$0.04	$0.03	$0.03	$0.00

Weighted-average shares used to compute net income per common share:
Basic	225,119	223,110	225,492	222,666

Diluted	233,737	228,456	233,812	228,850

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

			Additional Paid-in	Accumulated Deficit	Total Rentech Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
	Common Stock
	Shares	Amount	Capital		Equity
				(Unaudited)

Balance, December 31, 2011	225,231	$2,252	$576,403	$(369,807)	$208,848	$39,425	$248,273
Common stock issued for services	260	3	(3)	—	—	—	—
Common stock issued for acquisition	2,000	20	(20)	—	—	—	—
Common stock issued for stock options exercised	127	1	148	—	149	—	149
Common stock issued for warrants exercised	963	10	27	—	37	—	37
Payment of stock issuance costs	—	—	(40)	—	(40)	—	(40)
Distributions to noncontrolling interests	—	—	—	—	—	(16,082)	(16,082)
Stock-based compensation expense	—	—	5,801	—	5,801	450	6,251
Restricted stock units	360	4	(127)	—	(123)	—	(123)
Repurchase of common stock, including commissions	(9,084)	(91)	(16,630)	—	(16,721)	—	(16,721)
Net income	—	—	—	6,255	6,255	23,749	30,004
Other	—	—	5	—	5	(112)	(107)

Balance, June 30, 2012	219,857	$2,199	$565,564	$(363,552)	$204,211	$47,430	$251,641

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$30,004	$(391)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,957	5,809
Utilization of spare parts	479	494
Non-cash interest expense	3,372	3,206
Loss on debt extinguishment	—	9,223
Loss on interest rate swaps	580	—
Stock-based compensation	6,251	2,115
Payment of call premium fee	—	(8,261)
Other	(530)	156
Changes in operating assets and liabilities:
Accounts receivable	(3,063)	3,110
Other receivables	(1,714)	(1,159)
Receivables from insurance related to litigation	—	(1,983)
Litigation settlement payable	—	1,954
Inventories	(3,129)	(1,774)
Deposits on gas contracts	1,581	(678)
Prepaid expenses and other current assets	(2,083)	(764)
Accounts payable	477	(315)
Deferred revenue	(12,775)	(23,342)
Accrued liabilities, accrued payroll and other	(9,090)	1,135

Net cash provided by (used in) operating activities	17,317	(11,465)

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(29,430)	(15,649)
Other items	(190)	(810)

Net cash used in investing activities	(29,620)	(16,459)

Cash flows from financing activities
Proceeds from credit facilities and term loan	20,190	150,000
Retirement of term loan, including costs	—	(85,383)
Payments on term loan	—	(7,386)
Payment of debt issuance costs	(2,778)	(8,465)
Payments on notes payable for financed insurance premiums	(1,000)	(894)
Payments on capital lease	—	(134)
Repurchase of common stock, including commissions	(16,722)	—
Payment of stock issuance costs	(40)	(232)
Payment of initial public offering costs	(245)	—
Proceeds from options and warrants exercised	186	—
Distributions to noncontrolling interests	(16,082)	—

Net cash provided by (used in) financing activities	(16,491)	47,506

Increase (decrease) in cash	(28,794)	19,582
Cash and cash equivalents, beginning of period	237,478	84,586

Cash and cash equivalents, end of period	$208,684	$104,168

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cashless exercise of warrants	$9	$—
Restricted stock units surrendered for withholding taxes payable	123	381
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	4,227	7,716
Common stock issued for acquisition	20	—
Non-cash interest capitalized into construction in progress	185	—
Current deposits transferred into construction in progress	332	—
Receivable for sales of property, plant and equipment in other receivables	25	—
Conversion of investment into note receivable	77	—
Stock granted for services	3	—
Purchase of insurance policies financed with notes payable	—	1,356
Acquisition of additional interest in subsidiary	—	5,797
Acquisition of Northwest Florida Renewable Energy Center LLC	—	1,733

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of June 30, 2012, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period from October 1, 2011 to December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Transition Report”).

The Company’s nitrogen products manufacturing segment is operated through Rentech’s indirect majority-owned subsidiary, Rentech Nitrogen, LLC (“RNLLC”), which owns a nitrogen fertilizer manufacturing plant located in East Dubuque, Illinois (the “East Dubuque Facility”).

In 2011, Rentech Nitrogen Partners, L.P. (“RNP”) completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units currently held by the public represent 39.2% of RNP common units outstanding. Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, currently owns the remaining 60.8% of RNP common units and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in RNP. RNP’s assets consist of all of the equity interests of RNLLC. The noncontrolling interests reflected on the Company’s consolidated balance sheets are affected by the net income of, and distributions from, RNP.

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature or they are receivable or payable on demand. These items meet the definition of Level 1 financial instruments as defined in Note 4—Fair Value.

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments as assets or liabilities on the Company’s balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are currently included in earnings and reported under cash from operating activities.

The most significant intangible assets subject to impairment analyses are the capitalized patents related to the acquisition of SilvaGas Holdings Corporation and the goodwill related to the acquisition of ClearFuels Technology Inc. The Company’s estimates of future cash flows related to utilization of these assets involve various potential development projects or licensing arrangements. These projects could take many years to develop, may not be completed and ultimately may not be successful. Impairment of the capitalized patents and goodwill may be required if estimated or actual future cash flows for the development projects or licensing arrangements decrease.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Company has evaluated events occurring between June 30, 2012 and the date of these financial statements to ensure that such events are properly reflected in these statements.

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

Note 3 — Revisions

In preparing the Company’s Form 10-Q for the quarterly period ended March 31, 2012, the Company revised its December 31, 2011 balance sheet and statement of stockholders’ equity to correct an error for an understatement of income taxes payable on the increase in equity from the sale of RNP. The impact on the previously issued three-month ended December 31, 2011 financial statements was an understatement of accrued liabilities and overstatement of additional paid in capital of approximately $7.1 million. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements. However, because of the significance of these adjustments, the Company revised its December 31, 2011 balance sheet and statement of stockholders’ equity. The adjustments had no impact on the results of operations, cash flows or assets.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy, defined as follows:

•	Level 1—Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•

Level 2—Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•

Level 3—Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that require fair value disclosure as of June 30, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities	$—	$20,190	$—	$20,190
Convertible debt	$57,284	$—	$—	$52,000
Interest rate swaps	$—	$580	$—	$580

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011.

	Fair Value			Carrying Value
(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities	$—	$—	$—	$—
Convertible debt	$56,063	$—	$—	$48,887
Interest rate swaps	$—	$—	$—	$—

Credit Facilities

The credit facilities available under the credit agreement (the “2012 Credit Agreement”) among RNLLC, RNP, as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A. as syndication agent, and the lenders party thereto (the “Lenders”) are deemed to be Level 2 financial instruments because the measurement is based on observable market data. To determine the fair value, the Company reviewed current market interest rates and terms of similar debt. It was concluded that the carrying values of the credit facilities approximate the fair values of such facilities as of June 30, 2012 because the interest rates on the credit facilities approximate the interest rates on debt with similar terms available to the Company.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Convertible Debt

The Company’s outstanding convertible debt is deemed to be a Level 1 financial instrument because there is an active market for such debt. As of June 30, 2012, the fair value of such debt has been determined based on market prices.

Interest Rate Swaps

On April 2, 2012, RNLLC entered into two forward starting interest rate swaps in notional amounts designed to cover a portion of the borrowings under its CapEx Facility, as defined in Note 8—Debt. Through the two interest rate swaps, RNLLC is essentially fixing the variable interest rate to be paid on a portion of the borrowings under the CapEx Facility.

The initial forward starting interest rate swap (the “Construction Period Swap”) is based on a notional amount beginning at approximately $20.8 million and increasing, as specified in the swap agreement, to approximately $45.8 million. The increases in the notional amounts are designed to mirror a proportion of the expected increases in outstanding borrowings under the CapEx Facility as RNLLC continues its ammonia production and storage capacity expansion project. The Construction Period Swap will start on September 1, 2012 and terminate on September 1, 2013. Under the Construction Period Swap, RNLLC will receive one-month LIBOR on the notional amount, and the rate will be reset at the end of each month; RNLLC will pay a fixed rate of 48.8 basis points on the same notional amount. The second forward starting interest rate swap (the “Term Swap”) will start on September 30, 2013 and terminate on December 31, 2015. The Term Swap is based on a notional amount beginning at $50.0 million and decreasing, as specified in the swap agreement, to $40.0 million. The decreases in the notional amounts are designed to mirror a proportion of the decrease in outstanding borrowings under the CapEx Facility as RNLLC begins to make principal payments. Under the Term Swap, RNLLC will receive three-month LIBOR on the notional amount, and the rate will be reset at the end of each calendar quarter; RNLLC will pay a fixed rate of 129.5 basis points on the same notional amount.

The interest rate swaps are not designated as hedging instruments. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company uses a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting include forward one-month and three-month LIBOR rates and risk-free interest rates. The Company’s method reflects, among other things, an estimate of credit risk, the impact of which is immaterial at June 30, 2012. The fair value of the interest rate swaps at June 30, 2012 represents the unrealized loss which is recorded in loss on interest rate swaps on the consolidated statement of operations.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of our financial instruments during the six months ended June 30, 2012.

Note 5 — Accounts Receivable

Accounts receivable consisted of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)
Trade receivables from nitrogen products	$10,491	$7,428
Trade receivables from alternative energy	—	100

Total accounts receivable, gross	10,491	7,528
Allowance for doubtful accounts on trade accounts receivable	—	(100)

Total accounts receivable, net	$10,491	$7,428

Note 6 — Inventories

Inventories consisted of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)
Finished goods	$8,529	$4,567
Raw materials	484	424

Total inventory	$9,013	$4,991

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 7 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)
Land and land improvements	$1,883	$1,883
Buildings and building improvements	10,110	10,110
Machinery and equipment	99,851	95,547
Furniture, fixtures and office equipment	879	874
Computer equipment and computer software	5,179	5,434
Vehicles	228	201
Leasehold improvements	80	80
Conditional asset (asbestos removal)	210	210

	118,420	114,339
Less accumulated depreciation	(55,095)	(48,782)

Total property, plant and equipment, net	$63,325	$65,557

Construction in progress consisted of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)
Natchez Site	$2,450	$2,450
Construction in progress for East Dubuque Facility	32,235	6,862
Software in progress	470	470
Conditional asset (asbestos removal)	27	27

Total construction in progress	$35,182	$9,809

Note 8 — Debt

On February 28, 2012, RNLLC entered into the 2012 Credit Agreement. The 2012 Credit Agreement amended, restated and replaced the credit agreement entered into on November 10, 2011, which provided for a $25.0 million senior secured revolving credit facility. Rentech is neither an obligor nor a guarantor under the 2012 Credit Agreement.

The 2012 Credit Agreement consists of (i) a $100.0 million multiple draw term loan (the “CapEx Facility”) that can be used to pay for capital expenditures related to RNP’s ammonia production and storage capacity expansion and for fees and expenses due to the Lenders, and (ii) a $35.0 million revolving facility (the “2012 Revolving Credit Facility”) that can be used for working capital needs, letters of credit and for general purposes.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The 2012 Revolving Credit Facility includes a letter of credit sublimit of $10.0 million, and it can be drawn on, or letters of credit can be issued, through the day that is seven days prior to the maturity date. The amounts outstanding under the 2012 Revolving Credit Facility will be required to be reduced to zero (other than outstanding letters of credit) for three periods of ten consecutive business days during each year with each period not less than 60 days apart, with one of those periods to begin each April.

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

Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the credit agreement it had entered into on December 28, 2011, with Rentech as lender and RNP as guarantor (the “Bridge Loan Agreement”), of approximately $5.9 million and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC also terminated the Bridge Loan Agreement upon entry into the 2012 Credit Agreement. As of June 30, 2012, RNLLC had outstanding borrowings under the CapEx Facility of approximately $20.2 million.

Note 9 — Convertible Debt

In April 2006, Rentech issued $57.5 million in aggregate principal amount of 4.00% Convertible Senior Notes due April 15, 2013 (the “Notes”) with net proceeds to the Company of $53.7 million after deducting $3.8 million of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs. Upon achievement of the conversion criteria, the Notes may be converted into 14,332,002 shares of common stock, subject to adjustment. At June 30, 2012, the balance of the unamortized discount was approximately $5.5 million.

Note 10 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. Occasionally the Company enters into index-price contracts. The Company elects the normal purchase normal sale exemption for these derivative instruments. As such, the Company does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. As of June 30, 2012, the Company had entered into multiple natural gas forward purchase contracts for various delivery dates through September 30, 2012. Commitments for natural gas purchases consist of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	1,470	3,040
MMBtus under index-price contracts	279	—

Total MMBtus under contracts	1,749	3,040

Commitments to purchase natural gas	$4,845	$12,337
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$2.77	$4.06

Subsequent to June 30, 2012 through July 31, 2012, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2012. The total MMBtus associated with these additional

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

forward purchase contracts are approximately 1.8 million and the total amount of the purchase commitments are approximately $6.1 million, resulting in a weighted average rate per MMBtu of approximately $3.28. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts. These payments are recorded as deposits on gas contracts in the accompanying balance sheets.

Litigation

The Company is party to litigation from time to time in the normal course of business. The Company accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where the Company determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss, if such estimate can be made. While the outcome of the Company’s current matters cannot be predicted with certainty, the Company maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Company.

Note 11 — Stockholders’ Equity

In February 2012, the board of directors (the “Board”) of Rentech authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of its common stock over the subsequent 12-month period. The share repurchase program took effect in March 2012. As of June 30, 2012, Rentech had repurchased approximately 9.1 million shares of its common stock under the program for an aggregate purchase price of approximately $16.4 million. Share repurchases under this program were funded by Rentech’s available cash. Rentech may buy shares in the open market or through privately negotiated transactions from time to time over the 12-month period as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by Rentech in its discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The share repurchase program does not obligate Rentech to acquire any particular amount of its common stock, and can be implemented, suspended or discontinued at any time, without prior notice, at Rentech’s sole discretion.

Note 12 — Income Taxes

For the three months ended June 30, 2012, the Company recorded an income tax provision of approximately $1.2 million on income attributable to the Company before income taxes of approximately $10.7 million. For the six months ended June 30, 2012, the Company recorded an income tax provision of approximately $1.2 million on income attributable to the Company before income taxes of approximately $7.4 million, which resulted in an annualized effective tax rate of approximately 16%. The differences between the U.S. federal statutory rate of 35% and the effective rate were primarily attributable to differences between GAAP income and income reported on tax returns, the impact of state taxes, federal alternative minimum tax and suspension of net operating loss utilization for the state of Illinois. The Company has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues
Nitrogen products manufacturing	$70,643	$74,385	$109,116	$98,328
Alternative energy	64	51	179	102

Total revenues	$70,707	$74,436	$109,295	$98,430

Selling, general and administrative expense
Nitrogen products manufacturing	$3,884	$1,478	$6,474	$2,604
Alternative energy	7,477	6,683	15,300	13,305

Total selling, general and administrative expense	$11,361	$8,161	$21,774	$15,909

Research and development
Nitrogen products manufacturing	$—	$—	$—	$—
Alternative energy	4,089	7,988	9,112	14,359

Total research and development	$4,089	$7,988	$9,112	$14,359

Depreciation and amortization
Nitrogen products manufacturing	$83	$93	$636	$202
Alternative energy	594	454	1,180	904

Total depreciation and amortization recorded in operating expenses	$677	$547	$1,816	$1,106
Nitrogen products manufacturing – expense recorded in cost of sales	3,229	3,338	5,141	4,703

Total depreciation and amortization	$3,906	$3,885	$6,957	$5,809

Other operating (income) expenses
Nitrogen products manufacturing	$75	$(26)	$47	$(72)
Alternative energy	5	—	25	2

Total other operating (income) expenses	$80	$(26)	$72	$(70)

Operating income (loss)
Nitrogen products manufacturing	$41,604	$35,882	$61,061	$44,894
Alternative energy	(12,156)	(15,124)	(25,036)	(28,568)

Total operating income	$29,448	$20,758	$36,025	$16,326

Interest expense
Nitrogen products manufacturing	$(42)	$(3,280)	$(142)	$(6,319)
Alternative energy	(2,105)	(564)	(4,318)	(1,237)

Total interest expense	$(2,147)	$(3,844)	$(4,460)	$(7,556)

Net income (loss)
Nitrogen products manufacturing	$41,228	$13,757	$60,601	$17,290
Alternative energy	(15,549)	(6,061)	(30,597)	(17,681)

Total net income	$25,679	$7,696	$30,004	$(391)

	As of
	June 30, 2012	December 31, 2011
	(in thousands)
Total assets
Nitrogen products manufacturing	$162,156	$130,443
Alternative energy	203,447	230,085

Total assets	$365,603	$360,528

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14 — Net Income Per Common Share Attributable to Rentech

Basic net income per common share attributable to Rentech is calculated by dividing net income attributable to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to Rentech is calculated by dividing net income attributable to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and using the “if converted” method for the convertible debt.

The following table sets forth the computation of basic and diluted net income per common share attributable to the Company (in thousands, except per share data).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Basic net income per common share attributable to Rentech:
Numerator:
Net income	$9,520	$7,888	$6,255	$323

Denominator:
Weighted average common shares outstanding	225,119	223,110	225,492	222,666

Basic net income per common share	$0.04	$0.04	$0.03	$0.00

Diluted net income per common share attributable to Rentech:
Numerator:
Net income	$9,520	$7,888	$6,255	$323

Denominator:
Weighted average common shares outstanding	225,119	223,110	225,492	222,666
Effect of dilutive securities:
Warrants	1,910	1,299	1,837	1,853
Common stock options	1,236	60	1,137	74
Restricted stock	5,472	3,987	5,346	4,257

Diluted shares outstanding	233,737	228,456	233,812	228,850

Diluted net income per common share	$0.04	$0.03	$0.03	$0.00

For the three months ended June 30, 2012 and 2011, approximately 19.0 million and 26.2 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, approximately 19.0 million and 26.2 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 15 — Subsequent Events

On July 26, 2012, the Board of the General Partner declared a cash distribution to RNP’s common unitholders for the period April 1, 2012 through and including June 30, 2012 of $1.17 per unit which will result in total distributions in the amount of approximately $45.0 million. RNHI will receive a distribution of approximately $27.2 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on August 14, 2012 to unitholders of record at the close of business on August 7, 2012.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Transition Report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•

our ability to implement the Rentech Process, the Rentech-SilvaGas biomass gasification technology, or the Rentech-SilvaGas Technology, or Rentech-ClearFuels biomass gasification technology, or the Rentech-ClearFuels Technology, at commercial-scale synthetic fuels or power plants; and the continuing costs of developing such technologies;

•	our ability to attract partners for the purpose of commercializing our technologies;

•	the economic feasibility of energy projects using our technologies;

•	our ability to successfully implement our revised project development strategy for the commercialization of our alternative energy technologies;

•	our pursuit of alternative energy projects that involve substantial expense and risk;

•	our ability to protect our intellectual property rights;

•	the ability of our technology to compete successfully against technologies developed by our competitors;

•	risks arising from changes in existing laws or regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases or carbon dioxide;

•	our ability to identify and consummate acquisitions in related businesses, and the risk that any such acquisitions do not perform as anticipated;

•	the volatile nature of the nitrogen fertilizer business and its ability to remain profitable;

•	a decline in demand for corn or corn prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen fertilizer products;

•	any interruption in the supply, or rise in the price levels, of natural gas and other essential raw materials;

•	our lack of asset or geographic diversification;

•	planned or unplanned shutdowns, or any operational difficulties, at the East Dubuque Facility;

•	intense competition from other nitrogen fertilizer producers;

•

any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	potential operating hazards of the East Dubuque Facility from accidents, fire, severe weather, floods or other natural disasters;

•

risks associated with the expansion projects at the East Dubuque Facility, including any disruption to operations at the East Dubuque Facility during construction and our ability to sell the incremental products resulting from such expansion projects; and

•	our ability to negotiate the upcoming renewal of our collective bargaining agreement on satisfactory terms, or at all.

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

OVERVIEW OF OUR BUSINESSES

Our vision is to be a provider of clean energy solutions. We own and develop technologies that enable the production of certified synthetic fuels and renewable power when integrated with certain other third-party technologies. Our clean energy technology portfolio includes the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology, which can produce synthesis gas, or syngas, from biomass and waste materials for production of renewable power and fuels. Renewable hydrogen may also economically be separated out of the syngas produced using the Rentech-ClearFuels Technology. We also own the patented Rentech Process, which is based on Fischer-Tropsch chemistry. The Rentech Process can convert syngas from our or others’ gasification technologies into complex hydrocarbons that then can be upgraded into fuels or chemicals using refining technology that we license.

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

FACTORS AFFECTING RESULTS OF OPERATIONS

More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in the Transition Report.

Acquisitions

One of our business strategies is to pursue acquisitions. In our alternative energy segment, we are actively seeking to acquire companies and assets, focusing on businesses with existing cash flow utilizing conventional energy technologies. In our nitrogen products manufacturing segment, RNP is actively pursuing acquisitions in related businesses that may benefit from RNP’s partnership structure. If completed, such potential acquisitions could be significant to our business, financial condition and results of operations. We have not entered into definitive agreements for any potential acquisitions, and we cannot assure you that we will enter into any definitive agreements on satisfactory terms, or at all. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at RNLLC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by quarter for the six months ended June 30, 2012 and the years ended December 31, 2011, 2010 and 2009.

	2012	2011	2010	2009
Quarter ended March 31	92	89	86	65
Quarter ended June 30	160	213	206	203
Quarter ended September 30	n/a	125	181	150
Quarter ended December 31	n/a	145	167	124

Total Tons Shipped	252	572	640	542

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

As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income, net working capital levels and RNP’s cash available for distribution from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our products are typically sold for later shipment under product prepayment contracts, and the timing of these sales and the amount of down payment as a percentage of the total contract price may vary with market conditions. The variation in the timing of these sales and contract terms may add to the seasonality of our cash flows and working capital.

THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2011:

Continuing Operations

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues:
Nitrogen products manufacturing	$70,643	$74,385	$109,116	$98,328
Alternative energy	64	51	179	102

Total revenues	$70,707	$74,436	$109,295	$98,430

	For the Three Months Ended June 30, 2012		For the Three Months Ended June 30, 2011
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	40	$27,907	43	$26,969
Urea ammonium nitrate (UAN)	92	34,795	129	40,259
Urea (liquid and granular)	9	6,134	11	5,040
Carbon dioxide (CO2)	15	486	26	724
Nitric acid	4	1,247	4	1,393
Nitrous oxide (N2O) emission reduction credits	N/A	74	—	—

Total	160	$70,643	213	$74,385

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product shipments:
Ammonia	70	$47,958	63	$38,936
UAN	126	45,951	159	46,415
Urea (liquid and granular)	19	11,758	20	9,174
CO2	30	963	53	1,449
Nitric acid	7	2,412	7	2,354
N2O emission reduction credits	N/A	74	—	—

Total	252	$109,116	302	$98,328

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

Revenues from product shipments were approximately $70.6 million for the three months ended June 30, 2012 compared to approximately $74.4 million for the three months ended June 30, 2011. The decrease in revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to decreased sales volume for all products, except for nitric acid which remained unchanged, which was partially offset by increases in sales prices for all products. The decrease in sales volume for ammonia during the quarter ended June 30, 2012 compared to the three months ended June 30, 2011 was due to the fact that the Midwestern region of the United States experienced warmer weather than is typical in March 2012. This enabled farmers to prepare the soil with earlier application of ammonia fertilizer and shifted significant spring ammonia sales from the three months ended June 30, 2012 into the three months ended March 31, 2012. This also reduced the demand for UAN since more nitrogen was applied as ammonia during this longer ammonia application period. UAN sales volume also decreased because of the warm, dry weather, causing farmers to apply less UAN to the fields, due to the belief that UAN application would not be cost effective given soil and crop conditions. Revenues from product shipments were approximately $109.1 million for the six months ended June 30, 2012 compared to approximately $98.3 million for the six months ended June 30, 2011. The increase in revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to increased sales prices for all products and sales volume for ammonia, which was partially offset by decreased sales volume for UAN, liquid and granular urea and CO2.

The average sales price per ton for the three months ended June 30, 2012 increased by approximately 9% for ammonia and by approximately 21% for UAN, compared with the three months ended June 30, 2011. These two products comprised approximately 89% and 90% of the product sales for the three months ended June 30, 2012 and 2011, respectively. The average sales price per ton for the six months ended June 30, 2012 increased by approximately 9% for ammonia and by approximately 25% for UAN, compared with the six months ended June 30, 2011. These two products comprised approximately 86% and 87% of the product sales for the six months ended June 30, 2012 and 2011, respectively. Average sales prices per ton increased due to higher demand for the products caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2012.

For the three and six months ended June 30, 2012, revenue from nitrogen products manufacturing includes approximately $74,000 from the sale of N2O emission reduction credits. In July 2011, RNLLC began operating a N2O catalytic converter on one of its nitric acid plants. The converter reduced N2O emissions at the East Dubuque Facility resulting in RNLLC being awarded corresponding emission reduction credits.

Alternative Energy. This segment generates revenues for technical services and licensing activities related to our technologies. We enter into technical services contracts from time-to-time on a non-recurring basis which causes fluctuations in revenue from this segment. During the three and six months ended June 30, 2012, we also generated revenue from the sale of fuel from our Product Demonstration Unit, or the PDU, in Commerce City, Colorado.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of sales:
Nitrogen products manufacturing	$24,997	$36,958	$40,898	$50,700
Alternative energy	55	50	107	100

Total cost of sales	$25,052	$37,008	$41,005	$50,800

Nitrogen Products Manufacturing. Cost of sales for product shipments was approximately $25.0 million for the three months ended June 30, 2012 compared to approximately $37.0 million for the three months ended June 30, 2011. The cost of sales for product shipments for the three months ended June 30, 2012 decreased from the prior comparable period primarily due to lower sales volume of all products, except for nitric acid, which remained unchanged, lower natural gas prices and lower sales commissions. We did not pay commissions to Agrium for most of April 2012. Our agreement with Agrium includes a $5.0 million cap on commissions for each contract year, which, for the contract year ending in April 2012, was met in late 2011. Also, in the prior year, a portion of ammonia we sold was purchased rather than produced by us. Although the purchased ammonia was sold at a profit, it increased our cost per ton of ammonia. Natural gas and labor costs comprised approximately 44% and 16%, respectively, of cost of sales on product shipments for the three months ended June 30, 2012, and approximately 49% and 11%, respectively, of cost of sales on product shipments for the three months ended June 30, 2011.

Cost of sales for product shipments was approximately $40.9 million for the six months ended June 30, 2012 compared to approximately $50.7 million for the six months ended June 30, 2011. The cost of sales for product shipments for the six months ended June 30, 2012 decreased from the prior comparable period primarily due to lower sales volume for UAN, liquid and granular urea and CO2, lower natural gas prices and lower sales commissions, partially offset by higher sales volume for ammonia. We did not pay commissions to Agrium from January 2012 through most of April 2012 as described above. Also, in the prior year, our cost per ton of ammonia increased as a result of the purchase of ammonia as described above. Natural gas and labor costs comprised approximately 47% and 15%, respectively, of cost of sales on product shipments for the six months ended June 30, 2012, and approximately 50% and 12%, respectively, of cost of sales on product shipments for the six months ended June 30, 2011.

Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was approximately $3.2 million and $3.3 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was approximately $5.1 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively.

Alternative Energy. The cost of sales in our alternative energy segment was for costs incurred for work performed under technical services contracts. The sale of fuel from the PDU had no material cost of sales since it is a by-product of our research and development efforts in developing and proving our technologies.

Gross Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gross profit:
Nitrogen products manufacturing	$45,646	$37,427	$68,218	$47,628
Alternative energy	9	1	72	2

Total gross profit	$45,655	$37,428	$68,290	$47,630

Nitrogen Products Manufacturing. Gross profit for product shipments was approximately $45.6 million for the three months ended June 30, 2012 compared to approximately $37.4 million for the three months ended June 30, 2011. Gross profit margin on product shipments was 65% for the three months ended June 30, 2012 as compared to 50% for the three months ended June 30, 2011. The gross profit for product shipments for the three months ended June 31, 2012 increased compared to the prior comparable period primarily due to increased sales prices for all products, lower natural gas prices and lower sales commissions, partially offset by decreased sales volume for all products, except for nitric acid, which remained unchanged. We did not pay commissions to Agrium for most of April 2012 as described above. Also, in the prior year, our cost per ton of ammonia increased as a result of the purchase of ammonia as described above.

Gross profit for product shipments was approximately $68.2 million for the six months ended June 30, 2012 compared to approximately $47.6 million for the six months ended June 30, 2011. Gross profit margin on product shipments was 63% for the six months ended June 30, 2012 as compared to 48% for the six months ended June 30, 2011. The gross profit for product shipments for the six months ended June 30, 2012 increased compared to the prior comparable period primarily due to increased sales prices for all products, increased sales volume for ammonia, lower natural gas prices and lower sales commissions, partially offset by decreased sales volume for UAN, liquid and granular urea and CO2. We did not pay commissions to Agrium from January 2012 through most of April 2012 as described above. Also, in the prior year, our cost per ton of ammonia increased as a result of the purchase of ammonia as described above.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Operating expenses:
Selling, general and administrative	$11,361	$8,161	$21,774	$15,909
Research and development	4,089	7,988	9,112	14,359
Depreciation and amortization	677	547	1,816	1,106
Vendor settlement	—	—	(509)	—
Other	80	(26)	72	(70)

Total operating expenses	$16,207	$16,670	$32,265	$31,304

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $11.4 million for the three months ended June 30, 2012 compared to approximately $8.2 million for the three months ended June 30, 2011.

For the three months ended June 30, 2012 and 2011, the nitrogen products manufacturing segment incurred selling, general and administrative expenses of approximately $3.9 million and $1.5 million, respectively. The increase for the three months ended June 30, 2012 was primarily due to RNP having become a publicly traded limited partnership which resulted in increases in non-cash unit-based compensation of approximately $0.7 million, payroll costs of approximately $0.4 million, legal costs of approximately $0.2 million, and various other expenses, including accounting, investor relations and insurance expenses. The increase was also due to fees on the unused credit facility of approximately $0.3 million and business development expenses of approximately $0.3 million.

For the three months ended June 30, 2012 and 2011, the alternative energy segment incurred selling, general and administrative expenses of approximately $7.5 million and $6.7 million, respectively. The increase for the three months ended June 30, 2012 was primarily due to an increase in non-cash stock-based compensation of approximately $1.7 million and an increase in business development expenses of approximately $0.2 million partially offset by a decrease in payroll costs of approximately $0.6 million, primarily resulting from allocation of payroll costs to RNP and a reduction in the bonus accrual, and consulting expenses of approximately $0.4 million. During the three months ended June 30, 2011, most business development costs were capitalized, as they related primarily to projects under stages of development advanced enough to be capitalized.

Selling, general and administrative expenses were approximately $21.8 million for the six months ended June 30, 2012 compared to approximately $15.9 million for the six months ended June 30, 2011.

For the six months ended June 30, 2012 and 2011, the nitrogen products manufacturing segment incurred selling, general and administrative expenses of approximately $6.5 million and $2.6 million, respectively. The increase for the six months ended June 30, 2012 was primarily due to RNP having become a publicly traded limited partnership which resulted in increases in non-cash unit-based compensation of approximately $1.1 million, payroll costs of approximately $0.9 million, legal costs of approximately $0.3 million, and various other expenses, including accounting, investor relations and insurance expenses. This increase was also due to unused credit facility fees of approximately $0.3 million and business development expenses of approximately $0.3 million.

For the six months ended June 30, 2012 and 2011, the alternative energy segment incurred selling, general and administrative expenses of approximately $15.3 million and $13.3 million, respectively. The increase for the six months ended June 30, 2012 was primarily due to an increase in non-cash stock-based compensation of approximately $3.1 million and an increase in business development expenses of approximately $0.7 million partially offset by a decrease in payroll costs of approximately $1.2 million, primarily resulting from allocation of payroll costs to RNP and a reduction in the bonus accrual, and consulting expenses of approximately $0.5 million. During the six months ended June 30, 2011, business development costs related primarily to projects in the feasibility stage and such costs were capitalized to the projects.

Research and Development. These expenses are included in our alternative energy segment. We incur research and development expenses at our technology center in Commerce City, Colorado, where we operate the PDU and actively conduct work to further improve our technologies and to perform services for our customers. Research and development expenses decreased by approximately $3.9 million, or 49%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. During the three months ended June 31, 2012, there was a decrease in costs related to the Rentech-ClearFuels Gasifier of approximately $5.9 million and sales and use taxes related to the PDU of approximately $0.3 million partially offset by a decrease in reimbursements of costs related to the Rentech-ClearFuels Gasifier from the Department of Energy, or DOE, of approximately $2.7 million and an increase in consulting services of approximately $0.1 million.

Research and development expenses decreased by approximately $5.2 million, or 37%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. During the six months ended June 31, 2012, there was a decrease in costs related to the Rentech-ClearFuels Gasifier of approximately $5.8 million, PDU plant modifications of approximately $0.7 million, taxes related to the PDU of approximately $0.5 million, and catalyst and chemicals of approximately $0.3 million, partially offset by a decrease in reimbursements of costs related to the Rentech-ClearFuels Gasifier from the DOE of approximately $1.6 million and an increase in consulting services of approximately $0.3 million.

Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets that support general and administrative functions, and such expense is recorded as an operating expense. The amount of depreciation and amortization expense within operating expenses increased by $0.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to an increase in amortization due to an increase in the value of patents as a result of the earn-out payment to the former stockholders of SilvaGas. The amount of depreciation and amortization expense within operating expenses increased by $0.7 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase in amortization due to an increase in the value of patents as a result of an earn-out payment and the acceleration of depreciation on an asset which was dismantled as part of the ammonia production and storage capacity project.

The majority of depreciation originates in our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Vendor Settlement. This item is included in our alternative energy segment. We resolved a dispute with a vendor for less than what we originally estimated. During the six months ended June 30, 2012, the matter was resolved which resulted in the reduction to the amount owed of approximately $0.5 million.

Operating Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Income (loss) from operations:
Nitrogen products manufacturing	$41,604	$35,882	$61,061	$44,894
Alternative energy	(12,156)	(15,124)	(25,036)	(28,568)

Total income from operations	$29,448	$20,758	$36,025	$16,326

Nitrogen Products Manufacturing. Income from operations was approximately $41.6 million for the three months ended June 30, 2012 compared to approximately $35.9 million for the three months ended June 30, 2011. The increase in income from operations for product shipments for the three months ended June 30, 2012, as compared to the prior comparable period, was primarily due to increased sales prices for all products, lower natural gas prices and lower sales commissions, partially offset by decreased sales volume for all products, except nitric acid, the volume of which remained unchanged, and higher selling, general and administrative expenses. We did not pay commissions to Agrium for most of April 2012 as described above. Also, in the prior year, our cost per ton of ammonia was increased by the purchase of ammonia as described above. Income from operations was approximately $61.1 million for the six months ended June 30, 2012 compared to approximately $44.9 million for the six months ended June 30, 2011. The increase in income from operations for product shipments for the six months ended June 30, 2012, as compared to the prior comparable period, was primarily due to increased sales prices for all products and sales volume for ammonia, lower natural gas prices and lower sales commissions, partially offset by decreased sales volume for UAN, liquid and granular urea and CO2, and higher selling, general and administrative expenses. We did not pay commissions to Agrium from January 2012 through most of April 2012as described above. Also, in the prior year, our cost per ton of ammonia increased as a result of the purchase of ammonia as described above.

Alternative Energy. Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses, depreciation and amortization, and research and development expenses.

Nitrogen Products Manufacturing EBITDA

EBITDA is defined as net income plus interest expense and other financing costs, loss on debt extinguishment, loss on interest rate swaps, income tax expense and depreciation and amortization, net of interest income. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles EBITDA to net income for our nitrogen products manufacturing segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30.		Six Months Ended June 30.
	2012	2011	2012	2011
	(in thousands)
Net income	$41,228	$13,757	$60,601	$17,290
Add:
Interest income	(14)	(10)	(30)	(27)
Interest expense	42	3,280	142	6,319
Loss on debt extinguishment	—	9,223	—	9,223
Loss on interest rate swaps	580	—	580	—
Income tax expense	—	9,620	—	12,090
Depreciation and amortization	3,312	3,431	5,777	4,905
Other	(232)	12	(232)	(1)

EBITDA	$44,916	$39,313	$66,838	$49,799

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$17,317	$(11,465)
Investing activities	(29,620)	(16,459)
Financing activities	(16,491)	47,506

Net increase (decrease) in cash and cash equivalents	$(28,794)	$19,582

Cash Flows from Operating Activities

Net Income (Loss). We had net income of approximately $30.0 million for the six months ended June 30, 2012 and a net loss of approximately $0.4 million for the six months ended June 30, 2011. The cash flows provided by (used in) operations during these periods primarily resulted from the following operating activities:

Accounts Receivable. During the six months ended June 30, 2012, accounts receivable increased by approximately $3.1 million, as compared to a decrease in accounts receivable of approximately $3.1 million for the six months ended June 30, 2011. The increase in 2012 was due to a balance at December 31, 2011 that was lower than normal, caused by the turnaround in fall 2011 that lasted longer than normal turnarounds, resulting in less product available for sale during the three months ended December 31, 2011. The decrease in 2011 was due to a higher volume of sales on credit during the months leading up to December 31, 2010 than during the months leading up to June 30, 2011, when most of the sales were on prepaid contracts.

Inventories. During the six months ended June 30, 2012 and 2011, inventories increased by approximately $3.1 million and $1.8 million, respectively. The increase in both periods was due in part to normal seasonality. The increase was even higher in 2012 due to the turnaround in fall 2011 that lasted longer than normal turnarounds, resulting in lower inventory levels at December 31, 2011, and lower sales volume for UAN during the six months ended June 30, 2012. We typically have lower levels of inventory at December 31 of each year.

Deferred Revenue. We record deferred revenue on product prepayment contracts prior to delivery of the product to the extent we receive cash payments under those contracts. During the six months ended June 30, 2012 and 2011, deferred revenue decreased by approximately $12.8 million and $23.3 million, respectively. The decrease during both periods was due to seasonality, as product shipments on spring product prepayment contracts are typically made during the quarter ended June 30 of each year. The decrease during the six months ended June 30, 2012 was less than the decrease during the six months ended June 30, 2011 due to the timing of cash received on the spring product prepayment contracts and timing of shipments.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other liabilities decreased by approximately $9.1 million during the six months ended June 30, 2012 primarily due to the payment of income taxes of approximately $8.1 million relating to the sale of the 39.2% of RNP’s outstanding common units in the Offering and a $1.2 million decrease in financed insurance premiums.

Cash Flows from Investing Activities

Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of approximately $13.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to an increase of approximately $21.6 million in capital spending at RNP, primarily related to various expansion projects, including the ammonia production and storage capacity expansion project, which was partially offset by a reduction in capital projects in the alternative energy segment of approximately $7.8 million.

Cash Flows from Financing Activities

Proceeds from credit facilities and term loan and retirement of term loan, including costs. Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the Bridge Loan Agreement of approximately $5.9 million, and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC subsequently borrowed an additional $11.7 million under the CapEx Facility. During the six months ended June 30, 2011, we entered into the 2011 credit agreement in which we borrowed $150.0 million. In connection with the 2011 credit agreement, we used approximately $85.4 million of the proceeds to pay off the outstanding principal balance under the 2010 credit agreement.

Repurchase of common stock, net of commissions. During the six months ended June 30, 2012, we repurchased approximately 9.1 million shares of our common stock under our share repurchase program for approximately $16.7 million, including commissions.

Distributions to noncontrolling interests. During the six months ended June 30, 2012, RNP paid distributions of approximately $16.1 million to noncontrolling interests.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, our current assets totaled approximately $245.9 million, including cash and cash equivalents of approximately $208.7 million, of which approximately $44.4 million was held at RNP, and accounts receivable of approximately $10.5 million. At June 30, 2012, our current liabilities were approximately $88.7 million, and we had long-term liabilities of approximately $25.3 million, comprised primarily of the outstanding borrowings under the 2012 Credit Agreement. Our net income relating to our nitrogen products manufacturing segment for the six months ended June 30, 2012 and 2011 was approximately $60.6 million and $17.3 million, respectively. Our net loss relating to our alternative energy segment for the six months ended June 30, 2012 and 2011 was approximately $30.6 million and $17.7 million, respectively. Our consolidated net income for the six months ended June 30, 2012 was approximately $30.0 million and our consolidated net loss for the six months ended June 30, 2011 was approximately $0.4 million.

Nitrogen Products Manufacturing

During at least the next 12 months, based on current market conditions, we expect RNP’s principal liquidity needs, other than those associated with the ammonia production and storage capacity expansion project, to be met from cash on hand at RNP and cash forecasted to be generated by RNLLC’s operations. These liquidity needs include costs to operate and maintain the East Dubuque Facility, working capital, debt service requirements coming due within the next year, capital expenditures for maintenance improvements and capital expenditures for the urea expansion and DEF build-out. Maintenance capital expenditures for the year ending December 31, 2012 are expected to be approximately $9.9 million. RNP currently estimates that it will incur approximately $59.3 million, including capitalized interest, in expansion capital expenditures for the year ending December 31, 2012, comprised primarily of expenditures related to its ammonia production and storage capacity expansion project. This amount also includes approximately $5.1 for its urea expansion and DEF build-out projects. The DEF build-out project was completed in June 2012, and RNP expects that its urea expansion project will be completed by the end of 2012. The DEF build-out and urea expansion projects are expected to collectively cost approximately $6.0 million, including costs incurred during the year ended December 31, 2011. This project is being funded with a portion of the net proceeds from the Offering, currently held as cash. RNP expects that the ammonia production and storage capacity expansion project could cost approximately $100.0 million, with approximately half of that amount expected to be spent during the year ending December 31, 2012. With the exception of front end engineering and design, which was funded using a portion of the net proceeds from the Offering, RNP started, and intends to continue, to finance the cost of this project using borrowings under the CapEx Facility.

On April 2, 2012, RNLLC entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under its CapEx Facility as described in Note 4 to the consolidated financial statements, “Fair Value,” included in Part I of this report.

The 2012 Credit Agreement expires on February 27, 2017 and requires RNLLC to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the outstanding loans):

•

Maximum Total Leverage Ratio (defined as total debt of RNP and its subsidiaries on a consolidated basis, divided by Adjusted EBITDA (as defined in the 2012 Credit Agreement)) of not greater than 2.5 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of June 30, 2012, RNP’s actual Total Leverage Ratio was 0.2 to 1.0.

•

Maintenance of a Minimum Fixed Charge Coverage Ratio (defined as (a) Adjusted EBITDA (as defined in the 2012 Credit Agreement) minus unfinanced capital expenditures of RNP and its subsidiaries on a consolidated basis, divided by (b) the sum of (i) interest expense paid or accrued, (ii) scheduled principal payments and (iii) taxes paid or payable of RNP and its subsidiaries in each case) of not less than 1.0 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of June 30, 2012, RNP’s actual Fixed Charge Coverage Ratio was 8.7 to 1.0.

We believe we have sufficient liquidity for our expected funding requirements in our nitrogen products manufacturing segment through at least the next 12 months.

Alternative Energy

During the six months ended June 30, 2012, we funded our operations in our alternative energy segment primarily through cash on hand. We expect quarterly distributions from RNP to be a major source of liquidity for our alternative energy segment. Any distributions made by RNP to its unitholders will be done on a pro rata basis. We will receive 60.8% of RNP’s quarterly distributions to common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP. On July 26, 2012, the Board of the General Partner declared a cash distribution to RNP’s common unitholders for the period April 1, 2012 through and including June 30, 2012 of $1.17 per unit which will result in total distributions in the amount of approximately $45.0 million. We will receive a distribution of approximately $27.2 million, representing our share of distributions based on our ownership of common units. The cash distribution will be paid on August 14, 2012, to unitholders of record at the close of business on August 7, 2012.

During the next 12 months, we expect the liquidity needs of our alternative energy segment to be met from cash on hand. For the alternative energy segment, our short-term expected requirements include (i) operating costs of the PDU, and the Rentech-ClearFuels Gasifier; (ii) continued research and development of our technologies; (iii) debt service requirements coming due within the next year; (iv) continued development costs of projects; (v) costs for the repurchase of shares of our common stock under the share repurchase program discussed below; (vi) potential acquisitions and investments with partners; and (vii) general operating and working capital uses. We may also have short-term requirements for development and acquisition activities.

In February 2012, our Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock over the subsequent 12-month period. The share repurchase program took effect in March 2012 and will be funded by our available cash. We may buy shares in the open market or through privately negotiated transactions from time to time over the 12-month period as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of common stock, and can be implemented, suspended or discontinued at any time, without prior notice, at our sole discretion. As of June 30, 2012, we had repurchased approximately 9.1 million shares of our common stock under the program for an aggregate purchase price of approximately $16.4 million.

Our principal needs for liquidity beyond the next 12 months in our alternative energy segment could include funding project development, detailed engineering, procurement, construction and operation of commercial projects, ongoing research and development expenses, including operation of the PDU and Rentech-ClearFuels Gasifier, corporate administrative expenses, acquisitions and investments with partners. The continued development of existing and future projects beyond the next 12 months could require substantial amounts of additional new capital. As we have previously disclosed, we have adopted a revised strategy for the commercialization of our alternative energy technologies. The new strategy includes reduced spending on research and development and pursuit of projects that are smaller and require less capital to be invested by us than those previously under our development. Our strategy for the first deployment of a particular technology at scale is to develop or participate in projects for which our investment would be well within our expected liquidity.

The full $57.5 million principal amount of the Notes is due in April 2013. During the remainder of the term of the Notes, the required annual cash interest payments are $2.3 million. At any time, we may redeem the Notes, in whole or in part, at a redemption price payable in cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but not including, the redemption date. On or before the maturity date, we expect to either exchange the Notes for new debt or equity securities, or pay off the Notes through some combination of cash holdings, proceeds from debt or equity incurred or issued by us and/or asset sales. Such exchanges and capital raising transactions, if any, will depend on prevailing market conditions and other factors. There is no assurance that such exchanges can be completed or that capital will be available to us in amounts sufficient to pay the principal amount of the Notes. Our cash on hand at June 30, 2012 was sufficient to pay off all of the Notes.

Depending on conditions in the capital markets, we may seek external funding for our alternative energy segment during the next 12 months, including financing from the issuance of equity or equity-linked securities, project debt, project equity and the sale of common units of RNP. However, there is no assurance that these sources of capital would be available to us. As of June 30, 2012, approximately $94.3 million aggregate offering price of securities was available to be sold under our shelf registration statement. Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets has been difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

We believe we have sufficient liquidity for our expected funding requirements in our alternative energy segment through the next 12 months.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Transition Report. During the normal course of business in the six months ended June 30, 2012, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During the six months ended June 30, 2012, the following material changes occurred to our contractual obligations:

•

RNLLC entered into the 2012 Credit Agreement and paid associated financing costs of approximately $2.6 million. The 2012 Credit Agreement replaced and upsized the 2011 credit agreement. As of June 30, 2012, there was approximately $20.2 million outstanding under the 2012 Credit Agreement. As of the date of this report, there was approximately $24.4 million outstanding under the 2012 Credit Agreement.

•

Our obligations under natural gas forward purchase contracts decreased by approximately $7.5 million to approximately $4.8 million. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. As of June 30, 2012, the natural gas forward purchase contracts included delivery dates through September 30, 2012. Subsequent to June 30, 2012 through July 31, 2012, we entered into additional fixed quantity natural gas forward purchase contracts at fixed prices and indexed prices for various delivery dates through December 31, 2012. The total MMBtus associated with these additional contracts was 1.8 million and the total amount of the commitments under contract was $6.1 million, resulting in a weighted average rate per MMBtu of $3.28.

•

Purchase obligations increased by approximately $23.2 million to approximately $38.0 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project.

•	Gas and electric fixed charges decreased by approximately $0.3 million to approximately $2.1 million.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the 2012 Credit Agreement. The borrowings under the 2012 Credit Agreement bear interest at a rate equal to an applicable margin, plus at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. As of June 30, 2012, we had outstanding borrowings under the 2012 Credit Agreement of $20.2 million. Based upon this outstanding balance, and assuming interest rates are above the applicable minimum, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.2 million. Historically, we did not use interest rate derivative instruments to manage exposure to interest rate changes. On April 2, 2012, RNLLC entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under its CapEx Facility. The Construction Period Swap will start on September 1, 2012 and terminate on September 1, 2013. The Term Swap will start on September 30, 2013 and terminate on December 31, 2015. Through the two interest rate swaps, RNLLC is essentially fixing the variable interest rate to be paid on a portion of the borrowings under its CapEx Facility. At June 30, 2012, the fair value of the interest rate swaps was a liability of approximately $0.6 million. An increase of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps decreasing by approximately $1.3 million and becoming a receivable. A decrease of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps increasing by approximately $1.4 million.

Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at the East Dubuque Facility. Market prices of nitrogen-based products are affected by changes in the prices of commodities such as corn and natural gas as well as by supply and demand and other factors. Currently, RNLLC purchases natural gas for use in the East Dubuque Facility on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing in 2008 and subsequently declining to the current lower levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50.

In the normal course of business, RNLLC currently produces nitrogen fertilizer products throughout the year to supply the needs of its customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. We believe that market prices of nitrogen products are affected by changes in grain prices and demand, natural gas prices and other factors.

RNLLC enters into product prepayment contracts committing its customers to purchase its nitrogen fertilizer products at a later date. By using fixed-price forward contracts, RNLLC purchases approximately enough natural gas to manufacture the products that have been sold under product prepayment contracts for later delivery. We believe that entering into such fixed-price contracts for natural gas and product prepayment contracts effectively allows RNLLC to fix most of the gross margin on pre-sold product and mitigate the risks of increasing market prices of natural gas or decreasing market prices of nitrogen products. However, this practice also subjects us to the risk that we may have locked in margins at levels lower than those that might be available if, in periods following these contract dates, natural gas prices were to fall, or nitrogen fertilizer commodity prices were to increase. In addition, RNLLC occasionally makes forward purchases of natural gas that are not directly linked to specific product prepayment contracts. To the extent RNLLC makes such purchases, we may be unable to benefit from lower natural gas prices in subsequent periods.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 10 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Stock repurchase activity during the quarter ended June 30, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1, 2012 through April 30, 2012	—	—	—	$25,000,000
May 1, 2012 through May 31, 2012	5,869,164	$1.84	5,869,164	$14,214,136
June 1, 2012 through June 30, 2012	3,214,898	$1.76	3,214,898	$8,550,924

Total	9,084,062	$1.81	9,084,062

(1)	In February 2012, our Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock over the subsequent 12-month period. The share repurchase program took effect in March 2012. As of June 30, 2012, we have repurchased approximately 9.1 million shares of our common stock under the program for an aggregate purchase price of approximately $16.4 million. Share repurchases under this program were funded by our available cash. We may buy shares in the open market or through privately negotiated transactions from time to time over the next 12 months as permitted by federal securities laws or other legal requirements. We will determine the timing, manner, price and amount of any repurchases in our discretion and any such purchases will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of its common stock, and can be implemented, suspended or discontinued at any time, without prior notice, at our sole discretion.

ITEM 6. EXHIBITS.

Exhibit Index

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 9, 2012	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: August 9, 2012	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer