Form 10-Q
period 2012-09-30
RENTECH INC /CO/
filed 2012-11-08
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2012 was 220,850,112.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$238,506	$237,478
Accounts receivable, net of allowance for doubtful accounts of $0 and $100 at September 30, 2012 and December 31, 2011, respectively	6,264	7,428
Inventories	6,741	4,991
Deposits on gas contracts	—	2,807
Prepaid expenses and other current assets	5,036	3,227
Deferred income taxes	4,069	4,069
Other receivables, net	3,835	5,214

Total current assets	264,451	265,214

Property, plant and equipment, net	64,064	65,557

Construction in progress	45,734	9,809

Other assets
Deposits and other assets	1,205	1,667
Patents, net	8,839	9,875
Goodwill	7,209	7,209
Debt issuance costs	3,787	1,197

Total other assets	21,040	19,948

Total assets	$395,289	$360,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,904	$5,071
Accrued payroll and benefits	6,009	4,375
Accrued liabilities	15,242	26,863
Deferred revenue	25,949	20,352
Accrued interest	1,223	2,119
Interest rate swaps	88	—
Convertible debt	53,658	—

Total current liabilities	110,073	58,780

Long-term liabilities
Credit facilities	26,990	—
Long-term convertible debt	—	48,887
Deferred income taxes	4,069	4,069
Interest rate swaps	815	—
Other	501	519

Total long-term liabilities	32,375	53,475

Total liabilities	142,448	112,255

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 220,280 and 225,231 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,203	2,252
Additional paid-in capital	568,506	576,403
Accumulated deficit	(359,282)	(369,807)

Total Rentech stockholders’ equity	211,427	208,848
Noncontrolling interests	41,414	39,425

Total equity	252,841	248,273

Total liabilities and stockholders’ equity	$395,289	$360,528

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues
Product sales	$60,118	$38,567	$169,311	$136,895
Service revenues	52	52	154	154

Total revenues	60,170	38,619	169,465	137,049

Cost of sales
Product	25,080	25,751	65,984	76,451
Service	50	49	150	149

Total cost of sales	25,130	25,800	66,134	76,600

Gross profit	35,040	12,819	103,331	60,449

Operating expenses
Selling, general and administrative expense	12,058	4,409	33,832	20,318
Research and development	5,563	10,223	14,675	24,582
Depreciation and amortization	670	546	2,486	1,652
Loss on impairments	—	58,689	—	58,689
Advance for equity investment	—	(7,892)	—	(7,892)
Other	145	593	(292)	523

Total operating expenses	18,436	66,568	50,701	97,872

Operating income (loss)	16,604	(53,749)	52,630	(37,423)

Other income (expense), net
Interest and dividend income	70	31	196	89
Interest expense	(828)	(5,380)	(5,288)	(12,936)
Loss on debt extinguishment	—	—	—	(9,223)
Loss on interest rate swaps	(327)	—	(907)	—
Other income (expense), net	(8)	(5)	59	(1)

Total other expenses, net	(1,093)	(5,354)	(5,940)	(22,071)

Income (loss) before income taxes	15,511	(59,103)	46,690	(59,494)
Income tax expense	68	4	1,243	4

Income (loss) from continuing operations	15,443	(59,107)	45,447	(59,498)
Income from discontinued operations, net of tax	134	—	134	—

Net income (loss)	15,577	(59,107)	45,581	(59,498)
Net (income) loss attributable to noncontrolling interests	(11,307)	19	(35,056)	733

Net income (loss) attributable to Rentech	$4,270	$(59,088)	$10,525	$(58,765)

Net income (loss) per common share attributable to Rentech:
Basic:
Continuing operations	$0.02	$(0.26)	$0.05	$(0.26)
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$0.02	$(0.26)	$0.05	$(0.26)

Diluted:
Continuing operations	$0.02	$(0.26)	$0.04	$(0.26)
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$0.02	$(0.26)	$0.04	$(0.26)

Weighted-average shares used to compute net income (loss) per common share:
Basic	220,063	223,356	223,572	222,899

Diluted	229,815	223,356	232,773	222,899

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

			Additional		Total Rentech		Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
				(Unaudited)
Balance, December 31, 2011	225,231	$2,252	$576,403	$(369,807)	$208,848	$39,425	$248,273
Common stock issued for services	260	3	(3)	—	—	—	—
Common stock issued for acquisition	2,000	20	(20)	—	—	—	—
Common stock issued for stock options exercised	161	2	183	—	185	—	185
Common stock issued for warrants exercised	1,336	13	703	—	716	—	716
Payment of stock issuance costs	—	—	(40)	—	(40)	—	(40)
Distributions to noncontrolling interests	—	—	—	—	—	(33,845)	(33,845)
Stock-based compensation expense	—	—	8,023	—	8,023	891	8,914
Restricted stock units	376	4	(145)	—	(141)	—	(141)
Repurchase of common stock, including commissions	(9,084)	(91)	(16,630)	—	(16,721)	—	(16,721)
Net income	—	—	—	10,525	10,525	35,056	45,581
Other	—	—	32	—	32	(113)	(81)

Balance, September 30, 2012	220,280	$2,203	$568,506	$(359,282)	$211,427	$41,414	$252,841

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$45,581	$(59,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,216	8,774
Loss on impairments	—	58,689
Advance for equity investment	—	(7,892)
Utilization of spare parts	763	1,318
Non-cash interest expense	5,132	5,353
Loss on debt extinguishment	—	9,223
Loss on interest rate swaps	903	—
Stock-based compensation	8,914	622
Payment of call premium fee	—	(8,261)
Other	(525)	629
Changes in operating assets and liabilities:
Accounts receivable	1,163	11,995
Other receivables	800	(1,019)
Receivables from insurance related to litigation	—	(1,951)
Litigation settlement payable	—	1,954
Inventories	(1,326)	(10,670)
Deposits on gas contracts	2,807	652
Prepaid expenses and other current assets	(1,521)	(90)
Accounts payable	1,928	360
Deferred revenue	5,597	2,653
Accrued liabilities, accrued payroll and other	(11,090)	10,196

Net cash provided by operating activities	70,342	23,037

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(42,375)	(28,822)
Other items	(186)	(964)

Net cash used in investing activities	(42,561)	(29,786)

Cash flows from financing activities
Proceeds from credit facilities and term loan	26,990	150,000
Retirement of term loan, including costs	—	(85,383)
Payments on term loan	—	(11,136)
Payment of debt issuance costs	(2,793)	(8,457)
Payments on notes payable for financed insurance premiums	(1,000)	(1,404)
Payments on capital lease	—	(192)
Repurchase of common stock, including commissions	(16,721)	—
Payment of stock issuance costs	(40)	(56)
Payment of initial public offering costs	(245)	—
Proceeds from options and warrants exercised	901	—
Distributions to noncontrolling interests	(33,845)	—

Net cash provided by (used in) financing activities	(26,753)	43,372

Increase in cash	1,028	36,623
Cash and cash equivalents, beginning of period	237,478	84,586

Cash and cash equivalents, end of period	$238,506	$121,209

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cashless exercise of warrants	$9	$—
Restricted stock units surrendered for withholding taxes payable	141	405
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	5,599	11,904
Common stock issued for acquisition	20	—
Non-cash interest capitalized into construction in progress	324	—
Current deposits transferred into construction in progress	937	—
Receivable from sales of property, plant and equipment in other receivables	—	325
Conversion of investment into note receivable	77	—
Stock granted for services	3	—
Purchase of insurance policies financed with notes payable	—	1,356
Acquisition of additional interest in subsidiary	—	5,797
Acquisition of Northwest Florida Renewable Energy Center LLC	—	1,733
Purchase of patent in accrued liabilities	—	390
Debt issuance costs in accrued liabilities	483	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of September 30, 2012, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period from October 1, 2011 to December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Transition Report”).

The Company’s nitrogen products manufacturing segment is operated through Rentech’s indirect majority-owned subsidiary, Rentech Nitrogen, LLC (“RNLLC”), which owns a nitrogen fertilizer manufacturing plant located in East Dubuque, Illinois (the “East Dubuque Facility”).

In 2011, Rentech Nitrogen Partners, L.P. (“RNP”) completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. As of September 30, 2012, the common units held by the public represent 39.2% of RNP common units outstanding. As of September 30, 2012, Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, owns the remaining 60.8% of RNP common units and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in RNP. RNP’s assets consist of all of the equity interests of RNLLC. The noncontrolling interests reflected on the Company’s consolidated balance sheets are affected by the net income of, and distributions from, RNP. For information on Rentech’s ownership dilution subsequent to September 30, 2012 refer to Note 16 — Subsequent Events.

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature or they are receivable or payable on demand. These items meet the definition of Level 1 financial instruments as defined in Note 5 – Fair Value.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Company has evaluated events occurring between September 30, 2012 and the date of these financial statements to ensure that such events are properly reflected in these statements.

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

Note 4 — Discontinued Operations

Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”) to REN Holding Corporation, (“RHC”) an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000 payable in the form of earn-out payments based on RHC’s cash receipts for sales and services from REN’s customers. As of December 31, 2011, the Company had collected $478,000 of this amount and had recorded $107,000 of the remaining receivable in current assets as other receivables. In addition, the Company recorded a reserve against the earn-out

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

receivable due to uncertainty surrounding the estimation of collections. The balance of the reserve was $697,000 as of December 31, 2011. During the three months ended September 30, 2012, the Company entered into an agreement with RHC pursuant to which the Company received $150,000 in full satisfaction of the earn-out payments.

Note 5 — Fair Value

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

The following table presents the financial instruments that require fair value disclosure as of September 30, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities	$—	$26,990	$—	$26,990
Convertible debt	$57,627	$—	$—	$53,658
Interest rate swaps	$—	$903	$—	$903

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities	$—	$—	$—	$—
Convertible debt	$56,063	$—	$—	$48,887
Interest rate swaps	$—	$—	$—	$—

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Credit Facilities

The credit facilities available under the credit agreement (the “2012 Credit Agreement”) among RNLLC, RNP, as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A. as syndication agent, and the lenders party thereto (the “Lenders”) are deemed to be Level 2 financial instruments because the measurement is based on observable market data. To determine the fair value, the Company reviewed current market interest rates and terms of similar debt. It was concluded that the carrying values of the credit facilities approximate the fair values of such facilities as of September 30, 2012 because the interest rates on the credit facilities approximate the interest rates on debt with similar terms available to the Company.

Convertible Debt

The Company’s outstanding convertible debt is deemed to be a Level 1 financial instrument because there is an active market for such debt. As of September 30, 2012, the fair value of such debt has been determined based on market prices.

Interest Rate Swaps

On April 2, 2012, RNLLC entered into two forward starting interest rate swaps in notional amounts designed to cover a portion of the borrowings under its CapEx Facility, as defined in Note 9 — Debt. Through the two interest rate swaps, RNLLC is essentially fixing the variable interest rate to be paid on a portion of the borrowings under the CapEx Facility.

The initial forward starting interest rate swap (the “Construction Period Swap”) is based on a notional amount beginning at approximately $20.8 million and increasing, as specified in the swap agreement, to approximately $45.8 million. The increases in the notional amounts are designed to mirror a proportion of the expected increases in outstanding borrowings under the CapEx Facility as RNLLC continues its ammonia production and storage capacity expansion project. The Construction Period Swap started on September 1, 2012 and will terminate on September 1, 2013. Under the Construction Period Swap, RNLLC will receive one-month LIBOR on the notional amount, and the rate will be reset at the end of each month; RNLLC will pay a fixed rate of 48.8 basis points on the same notional amount. The second forward starting interest rate swap (the “Term Swap”) will start on September 30, 2013 and terminate on December 31, 2015. The Term Swap is based on a notional amount beginning at $50.0 million and decreasing, as specified in the swap agreement, to $40.0 million. The decreases in the notional amounts are designed to mirror a proportion of the decrease in outstanding borrowings under the CapEx Facility as RNLLC begins to make principal payments. Under the Term Swap, RNLLC will receive three-month LIBOR on the notional amount, and the rate will be reset at the end of each calendar quarter; RNLLC will pay a fixed rate of 129.5 basis points on the same notional amount.

The interest rate swaps are not designated as hedging instruments for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company uses a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting include forward one-month and three-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at September 30, 2012 represents the unrealized loss which is recorded in loss on interest rate swaps on the consolidated statement of operations. The realized loss represents the current cash payment required under the interest rate swaps.

Loss on interest rate swaps:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Realized loss	$4	$—	$4	$—
Unrealized loss	323	—	903	—

Total loss on interest rate swaps	$327	$—	$907	$—

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of our financial instruments during the nine months ended September 30, 2012.

Note 6 — Accounts Receivable

Accounts receivable consisted of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Trade receivables from nitrogen products	$6,258	$7,428
Trade receivables from alternative energy	6	100

Total accounts receivable, gross	6,264	7,528
Allowance for doubtful accounts on trade accounts receivable	—	(100)

Total accounts receivable, net	$6,264	$7,428

Note 7 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Finished goods	$6,297	$4,567
Raw materials	444	424

Total inventory	$6,741	$4,991

Note 8 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Land and land improvements	$2,153	$1,883
Buildings and building improvements	10,620	10,110
Machinery and equipment	101,499	95,547
Furniture, fixtures and office equipment	893	874
Computer equipment and computer software	5,285	5,434
Vehicles	228	201
Leasehold improvements	101	80
Conditional asset (asbestos removal)	210	210

	120,989	114,339
Less accumulated depreciation	(56,925)	(48,782)

Total property, plant and equipment, net	$64,064	$65,557

Construction in progress consisted of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Natchez Site	$2,450	$2,450
Construction in progress for East Dubuque Facility	42,787	6,862
Software in progress	470	470
Conditional asset (asbestos removal)	27	27

Total construction in progress	$45,734	$9,809

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 9 — Debt

On February 28, 2012, RNLLC entered into the 2012 Credit Agreement. The 2012 Credit Agreement amended, restated and replaced the credit agreement entered into on November 10, 2011, which provided for a $25.0 million senior secured revolving credit facility. Rentech is neither an obligor nor a guarantor under the 2012 Credit Agreement.

The 2012 Credit Agreement consists of (i) a $100.0 million multiple draw term loan (the “CapEx Facility”) that can be used to pay for capital expenditures related to RNP’s ammonia production and storage capacity expansion, and (ii) a $35.0 million revolving facility (the “2012 Revolving Credit Facility”) that can be used for working capital needs, letters of credit and for general purposes.

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

Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the credit agreement it had entered into on December 28, 2011, with Rentech as lender and RNP as guarantor (the “Bridge Loan Agreement”), of approximately $5.9 million and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC also terminated the Bridge Loan Agreement upon entry into the 2012 Credit Agreement. As of September 30, 2012, RNLLC had outstanding borrowings under the CapEx Facility of approximately $27.0 million. For information on material borrowings subsequent to September 30, 2012 refer to Note 16 — Subsequent Events.

Note 10 — Convertible Debt

In April 2006, Rentech issued $57.5 million in aggregate principal amount of 4.00% Convertible Senior Notes due April 15, 2013 (the “Notes”) with net proceeds to the Company of $53.7 million after deducting $3.8 million of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs. Upon achievement of the conversion criteria, the Notes may be converted into 14,332,002 shares of common stock, subject to adjustment. At September 30, 2012, the balance of the unamortized discount was approximately $3.8 million.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. Occasionally the Company enters into index-price contracts. The Company elects the normal purchase normal sale exemption for these derivative instruments. As such, the Company does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. As of September 30, 2012, the Company had entered into multiple natural gas forward purchase contracts for various delivery dates through March 31, 2013. Commitments for natural gas purchases consist of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,740	3,040
MMBtus under index-price contracts	383	—

Total MMBtus under contracts	3,123	3,040

Commitments to purchase natural gas	$10,366	$12,337
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.32	$4.06

Subsequent to September 30, 2012 through October 31, 2012, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 0.8 million and the total amount of the purchase commitments are approximately $2.9 million, resulting in a weighted average rate per MMBtu of approximately $3.60. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts. These payments are recorded as deposits on gas contracts in the accompanying balance sheets.

Litigation

The Company is party to litigation from time to time in the normal course of business. The Company accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where the Company determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss, if such estimate can be made. While the outcome of the Company’s current matters are not estimable or probable, the Company maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Company.

The Texas Commission on Environmental Quality (the “TCEQ”) is investigating alleged violations of environmental laws relating to the emission of oxides of sulfur in excess of allowed limits from the sulfuric acid plant at the recently acquired Pasadena Facility, as defined in Note 16 – Subsequent Events. In August 2012, the TCEQ issued a notice of violation concerning a June 2012 release and, in October 2012, issued a notice of preliminary finding with respect to an August 2012 release. The Company is currently in discussions with the TCEQ regarding these releases. The Company cannot at this time estimate the cost to resolve these matters, but it does not believe that the matters will have a material adverse effect on the Company.

Note 12 — Stockholders’ Equity

In February 2012, the board of directors (the “Board”) of Rentech authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of its common stock over the subsequent 12-month period. The share repurchase program took effect in March 2012. As of September 30, 2012, Rentech had repurchased approximately 9.1 million shares of its common stock under the program for an aggregate purchase price of approximately $16.4 million. Share repurchases under this program were funded by Rentech’s available cash. Rentech may buy shares in the open market or through privately negotiated transactions from time to time over the 12-month period as permitted by federal securities laws and other legal requirements. The timing, manner, price and

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

amount of any repurchases will be determined by Rentech in its discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The share repurchase program does not obligate Rentech to acquire any particular amount of its common stock, and can be implemented, suspended or discontinued at any time, without prior notice, at Rentech’s sole discretion.

Note 13 — Income Taxes

For the three months ended September 30, 2012, the Company recorded an income tax provision of approximately $0.1 million on income attributable to the Company before income taxes of approximately $4.3 million. For the nine months ended September 30, 2012, the Company recorded an income tax provision of approximately $1.2 million on income attributable to the Company before income taxes of approximately $11.8 million, which resulted in an annualized effective tax rate of approximately 11%. The differences between the U.S. federal statutory rate of 35% and the effective rate were primarily attributable to differences between GAAP income and income reported on tax returns, the impact of state taxes, federal alternative minimum tax and suspension of net operating loss utilization for the state of Illinois. The Company has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized.

Note 14 — Segment Information

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues
Nitrogen products manufacturing	$60,112	$38,567	$169,228	$136,895
Alternative energy	58	52	237	154

Total revenues	$60,170	$38,619	$169,465	$137,049

Selling, general and administrative expense
Nitrogen products manufacturing	$5,508	$1,750	$11,982	$4,354
Alternative energy	6,550	2,659	21,850	15,964

Total selling, general and administrative expense	$12,058	$4,409	$33,832	$20,318

Research and development
Nitrogen products manufacturing	$—	$—	$—	$—
Alternative energy	5,563	10,223	14,675	24,582

Total research and development	$5,563	$10,223	$14,675	$24,582

Depreciation and amortization
Nitrogen products manufacturing	$90	$95	$726	$297
Alternative energy	580	451	1,760	1,355

Total depreciation and amortization recorded in operating expenses	$670	$546	$2,486	$1,652
Nitrogen products manufacturing – expense recorded in cost of sales	3,589	2,419	8,730	7,122

Total depreciation and amortization	$4,259	$2,965	$11,216	$8,774

Other operating (income) expenses
Nitrogen products manufacturing	$237	$595	$284	$523
Alternative energy	(92)	(2)	(576)	—

Total other operating (income) expenses	$145	$593	$(292)	$523

Operating income (loss)
Nitrogen products manufacturing	$29,200	$10,376	$90,261	$55,270
Alternative energy	(12,596)	(64,125)	(37,631)	(92,693)

Total operating income	$16,604	$(53,749)	$52,630	$(37,423)

Interest expense
Nitrogen products manufacturing	$(39)	$(4,522)	$(181)	$(10,841)
Alternative energy	(789)	(858)	(5,107)	(2,095)

Total interest expense	$(828)	$(5,380)	$(5,288)	$(12,936)

Income (loss) from continuing operations
Nitrogen products manufacturing	$28,848	$3,312	$89,448	$20,602
Alternative energy	(13,405)	(62,419)	(44,001)	(80,100)

Total income (loss) from continuing operations	$15,443	$(59,107)	$45,447	$(59,498)

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Total assets
Nitrogen products manufacturing	$176,068	$130,443
Alternative energy	219,221	230,085

Total assets	$395,289	$360,528

Note 15 — Net Income Per Common Share Attributable to Rentech

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Basic net income (loss) per common share attributable to Rentech:
Numerator:
Income (loss) from continuing operations	$4,136	$(59,088)	$10,391	$(58,765)
Income from discontinued operations	$134	$—	$134	$—

Net income (loss)	$4,270	$(59,088)	$10,525	$(58,765)

Denominator:
Weighted average common shares outstanding	220,063	223,356	223,572	222,899

Continuing operations	$0.02	$(0.26)	$0.05	$(0.26)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic net income (loss) per common share	$0.02	$(0.26)	$0.05	$(0.26)

Diluted net income (loss) per common share attributable to Rentech:
Numerator:
Income (loss) from continuing operations	$4,136	$(59,088)	$10,391	$(58,765)
Income from discontinued operations	$134	$—	$134	$—

Net income (loss)	$4,270	$(59,088)	$10,525	$(58,765)

Denominator:
Weighted average common shares outstanding	220,063	223,356	223,572	222,899
Effect of dilutive securities:
Warrants	2,025	—	1,900	—
Common stock options	1,527	—	1,323	—
Restricted stock	6,200	—	5,978	—

Diluted shares outstanding	229,815	223,356	232,773	222,899

Continuing operations	$0.02	$(0.26)	$0.04	$(0.26)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Diluted net income (loss) per common share	$0.02	$(0.26)	$0.04	$(0.26)

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the three months ended September 30, 2012 and 2011, approximately 19.0 million and 40.5 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2012 and 2011, approximately 19.3 million and 40.5 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

Note 16 — Subsequent Events

The General Partner has a collective bargaining agreement in place covering unionized employees at its East Dubuque Facility. On October 17, 2012, this contract was renewed for a four-year term that is effective until October 17, 2016.

On October 23, 2012, the Board of the General Partner declared a cash distribution to RNP’s common unitholders for the period July 1, 2012 through and including September 30, 2012 of $0.85 per unit which will result in total distributions in the amount of approximately $33.1 million, including payments to phantom unitholders. RNHI will receive a distribution of approximately $19.8 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on November 14, 2012 to unitholders of record at the close of business on November 7, 2012.

On October 31, 2012, RNP entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Agrifos Holdings Inc. (the “Seller”) to acquire 100% of the membership interests of Agrifos LLC (“Agrifos”). The transactions contemplated by the Purchase Agreement (the “Agrifos Acquisition”) closed on November 1, 2012 at which time Agrifos became a wholly-owned subsidiary of RNP and its name changed to Rentech Nitrogen Pasadena Holdings, LLC (“RNPLLC”). RNPLLC owns and operates a fertilizer production facility in Pasadena, Texas (the “Pasadena Facility”) which produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. Consideration paid at closing was cash of approximately $138.0 million and 538,793 common units valued at approximately $20.0 million, which reduced Rentech’s ownership interest in RNP from 60.8% to 59.9%. In addition to the consideration paid at closing, the Seller may be entitled to receive additional common units or cash as earn-out consideration. Earn-out consideration would be calculated based on the amount by which the Pasadena Facility’s two-year Adjusted EBITDA, as defined in the Purchase Agreement, exceeds certain Adjusted EBITDA thresholds. Depending on the two-year Adjusted EBITDA amounts, such additional earn-out consideration may vary from zero to $50.0 million. The potential additional consideration would be paid after April 30, 2015 and completion of the relevant calculations in either common units or cash at the option of RNP.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

This business combination will be accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and contingent consideration be recognized at their fair values as of the acquisition date. The Company is unable as of the filing date to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. The Company is also unable as of the filing date to provide the pro forma financial information of the combined entity. These items will be included in the Company’s Current Report on Form 8-K which will be filed within 75 days of the acquisition date.

On October 31, 2012, RNLLC, RNP, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “New 2012 Credit Agreement”). The New 2012 Credit Agreement amended, restated and replaced the 2012 Credit Agreement. The New 2012 Credit Agreement consists of (i) a $110.0 million multiple draw term loan (the “New CapEx Facility”) of which (a) $100.0 million can be used to pay for capital expenditures related to the ammonia production and storage capacity expansion and (b) $10.0 million can be used to finance capital expenditures related to the Pasadena Facility, (ii) a $155.0 million term loan (the “New Term Loan”) that was used to finance the cash consideration paid in the acquisition of Agrifos and transaction expenses, and to provide other available cash and (iii) the $35.0 million 2012 Revolving Credit Facility that can be used for working capital needs, letters of credit and for general purposes. The New 2012 Credit Agreement also includes a $35.0 million term loan facility (the “Accordion Facility”) which allows the Partnership to borrow additional funds from any of the lenders, if such lenders agree to lend such amount, and have such borrowings included under the terms of the New 2012 Credit Agreement. The other terms of the New 2012 Credit Agreement are substantially similar to the 2012 Credit Agreement. In structuring the New 2012 Credit Agreement, the prepayment premium fee under the 2012 Credit Agreement was waived. The Partnership expects to record a non-cash loss on debt extinguishment related to the write-off of debt issuance costs for the 2012 Credit Agreement. As of November 8, 2012, total outstanding borrowings under the New 2012 Credit Agreement were approximately $184.5 million.

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

•	our ability to attract partners for the purpose of commercializing our technologies;

•	the economic feasibility of energy projects using our technologies;

•	our ability to successfully implement our revised project development strategy for the commercialization of our alternative energy technologies;

•	our pursuit of alternative energy projects that involve substantial expense and risk;

•	our ability to protect our intellectual property rights;

•	the ability of our technology to compete successfully against technologies developed by our competitors;

•	risks arising from changes in existing laws or regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases or carbon dioxide;

•	our ability to identify and consummate acquisitions in related businesses, and the risk that any such acquisitions do not perform as anticipated;

•	the volatile nature of the nitrogen and ammonium sulfate fertilizer businesses and their ability to remain profitable;

•	a decline in demand for crops such as corn, soy beans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen and ammonium sulfate fertilizer products;

•	any interruption in the supply, or rise in the price levels, of natural gas and other essential raw materials;

•	planned or unplanned shutdowns, or any operational difficulties, at the East Dubuque Facility or Pasadena Facility;

•	intense competition from other nitrogen fertilizer producers;

•

any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	any loss of Interoceanic Corporation, or Interoceanic, as a distributor of our ammonium sulfate fertilizer products or decline in sales of products through Interoceanic;

•	potential operating hazards of the East Dubuque Facility or Pasadena Facility from accidents, fire, severe weather, floods or other natural disasters; and

•

risks associated with the expansion and other projects at our facilities, including any disruption to operations at our facilities during construction and our ability to sell the incremental products resulting from such projects.

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

OVERVIEW OF OUR BUSINESSES

Our vision is to be a provider of clean energy solutions and quality nitrogen-based fertilizer products. We own and develop technologies that enable the production of certified synthetic fuels and renewable power when integrated with certain other third-party technologies. Our clean energy technology portfolio includes the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology, which can produce synthesis gas, or syngas, from biomass and waste materials for production of renewable power and fuels. Renewable hydrogen may also economically be separated out of the syngas produced using the Rentech-ClearFuels Technology. We also own the patented Rentech Process, which is based on Fischer-Tropsch chemistry. The Rentech Process can convert syngas from our or others’ gasification technologies into complex hydrocarbons that then can be upgraded into fuels or chemicals using refining technology that we license.

RNHI, one of Rentech’s indirect wholly owned subsidiaries, owns the general partner interest and 59.9% of the common units representing limited partner interests in RNP, a publicly traded limited partnership. Through its wholly owned subsidiary, RNLLC, RNP manufactures natural-gas based nitrogen fertilizer products at its East Dubuque Facility and sells such products to customers located in the Mid Corn Belt region of the United States. Through its wholly owned subsidiary, RNPLLC, RNP manufactures ammonium sulfate fertilizer, sulfuric acid and ammonium thiosulfate fertilizer at its Pasadena Facility. The Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while the East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt which are typically significantly higher than Tampa ammonia prices.

Our ownership interest in RNP currently entitles us to 59.9% of all distributions made by RNP to its common unit holders, which distributions can be used for general corporate purposes. However, Rentech’s ownership interest may be reduced over time if it elects to cause RNHI to sell any of its common units or if additional common units are issued by RNP in a manner that dilutes Rentech’s ownership interest in RNP.

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

Acquisitions

One of our business strategies is to pursue acquisitions. In our alternative energy segment, we are actively seeking to acquire companies and assets, focusing on businesses with existing or near-term cash flow utilizing conventional energy technologies. In our nitrogen products manufacturing segment, RNP is actively pursuing acquisitions in related businesses that may benefit from RNP’s partnership structure. On November 1, 2012, RNP completed the Agrifos Acquisition. The Agrifos Acquisition, including the debt RNP incurred to finance the transaction, will have a significant impact on the comparability of our financial condition and results of operations for periods before and after the transaction. If completed, other potential acquisitions could also be significant to our business, financial condition and results of operations. We have not entered into definitive agreements for any potential acquisitions, other than the completed Agrifos Acquisition, and we cannot assure you that we will enter into any definitive agreements on satisfactory terms, or at all. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at RNLLC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by quarter for the nine months ended September 30, 2012 and the years ended December 31, 2011, 2010 and 2009.

	2012	2011	2010	2009
Quarter ended March 31	92	89	86	65
Quarter ended June 30	160	213	206	203
Quarter ended September 30	180	125	181	150
Quarter ended December 31	n/a	145	167	124

Total Tons Shipped	432	572	640	542

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

Our Pasadena Facility is not exposed to the effects of seasonality to the same extent as our East Dubuque Facility due to (i) the location of the facility and its customers in climate conditions that are different than those in our market near East Dubuque, (ii) the application of ammonium sulfate fertilizer to a broader range of crops in more locations, compared to the concentration on corn within 200 miles of East Dubuque, and (iii) sales to Brazil, which has different seasonal patterns than do our markets in North America.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011:

Since the Agrifos Acquisition was completed subsequent to September 30, 2012, all discussions and amounts related to the results of operations for the three and nine months ended September 30, 2012 and 2011 exclude the Pasadena Facility.

Continuing Operations

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenues:
Nitrogen products manufacturing	$60,112	$38,567	$169,228	$136,895
Alternative energy	58	52	237	154

Total revenues	$60,170	$38,619	$169,465	$137,049

	For the Three Months Ended September 30, 2012		For the Three Months Ended September 30, 2011
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Nitrogen products manufacturing revenues:
Ammonia	31	$19,237	18	$11,582
Urea ammonium nitrate (UAN)	110	32,609	77	22,933
Urea (liquid and granular)	10	5,864	3	1,541
Carbon dioxide (CO2)	25	854	23	592
Nitric acid	4	1,506	4	1,462
Sales of excess inventory of natural gas	—	—	N/A	457
Nitrous oxide (N2O) emission reduction credits	N/A	42	—	—

Total	180	$60,112	125	$38,567

	For the Nine Months Ended September 30, 2012		For the Nine Months Ended September 30, 2011
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Nitrogen products manufacturing revenues:
Ammonia	101	$67,195	81	$50,518
UAN	236	78,559	236	69,348
Urea (liquid and granular)	29	17,622	23	10,715
CO2	55	1,817	76	2,041
Nitric acid	11	3,919	11	3,816
Sales of excess inventory of natural gas	—	—	N/A	457
N2O emission reduction credits	N/A	116	—	—

Total	432	$169,228	427	$136,895

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

Revenues were approximately $60.1 million for the three months ended September 30, 2012 compared to approximately $38.6 million for the three months ended September 30, 2011. The increase in revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to increased sales volume for all products, except for nitric acid which remained unchanged. We had a bi-annual turnaround during the three months ended September 30, 2011 during which time we did not operate the East Dubuque Facility and therefore did not produce products. With lower inventory available for sale, we sold product in the subsequent quarter at higher, in-season pricing. This resulted in lower ammonia sales volume in the three months ended September 30, 2011 compared to the three months ended September 30, 2012. The warm, dry weather during the second quarter of 2012 resulted in significantly lower UAN sales volume than is typical, providing a higher level of inventory available for sale entering the third quarter of 2012. This inventory was sold during the third quarter of 2012 in anticipation of the spring 2013 planting season, resulting in higher UAN sales volume during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Revenues were approximately $169.2 million for the nine months ended September 30, 2012 compared to approximately $136.9 million for the nine months ended September 30, 2011. The increase in revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to increased sales volume for ammonia, as described above, and higher sales prices for all products, due to market conditions.

The average sales price per ton for the three months ended September 30, 2012 decreased by approximately 2% for ammonia and by approximately 1% for UAN, compared with the three months ended September 30, 2011. These two products comprised approximately 86% and 89% of the revenues for the three months ended September 30, 2012 and 2011, respectively. The average sales price per ton for the nine months ended September 30, 2012 increased by approximately 6% for ammonia and by approximately 13% for UAN, compared with the nine months ended September 30, 2011. These two products comprised approximately 86% and 88% of the revenues for the nine months ended September 30, 2012 and 2011, respectively. Average sales prices per ton increased due to higher demand for the products caused by a combination of low levels of corn and fertilizer inventories and expectations of higher corn acreage in 2012.

For the three and nine months ended September 30, 2012, revenue from nitrogen products manufacturing includes approximately $42,000 and $116,000, respectively, from the sale of N2O emission reduction credits. In July 2011, RNLLC began operating a N2O catalytic converter on one of its nitric acid plants. The converter reduced N2O emissions at the East Dubuque Facility resulting in RNLLC being awarded corresponding emission reduction credits.

Alternative Energy. This segment generates revenues for technical services and licensing activities related to our technologies. We enter into technical services contracts from time-to-time on a non-recurring basis which causes fluctuations in revenue from this segment. During the three and nine months ended September 30, 2012, we also generated revenue from the sale of fuel from our Product Demonstration Unit, or the PDU, in Commerce City, Colorado.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of sales:
Nitrogen products manufacturing	$25,077	$25,751	$65,975	$76,451
Alternative energy	53	49	159	149

Total cost of sales	$25,130	$25,800	$66,134	$76,600

Nitrogen Products Manufacturing. Cost of sales was approximately $25.1 million for the three months ended September 30, 2012 compared to approximately $25.8 million for the three months ended September 30, 2011. The cost of sales for the three months ended September 30, 2012 decreased from the prior comparable period primarily due to turnaround expenses of approximately $4.5 million in the prior year and lower natural gas prices, partially offset by increased sales volume for all products, except for nitric acid which remained unchanged. Natural gas and labor costs comprised approximately 39% and 14%, respectively, of cost of sales for the three months ended September 30, 2012, and approximately 40% and 9%, respectively, of cost of sales for the three months ended September 30, 2011.

Cost of sales was approximately $66.0 million for the nine months ended September 30, 2012 compared to approximately $76.5 million for the nine months ended September 30, 2011. The cost of sales for the nine months ended September 30, 2012 decreased from the prior comparable period primarily due to turnaround expenses of approximately $4.5 million in the prior year, lower natural gas prices and lower sales commissions, partially offset by increased sales volume for ammonia. We did not pay commissions to Agrium from January 2012 through most of April 2012. Our agreement with Agrium includes a $5.0 million cap on commissions for each contract year, which, for the contract year ended April 2012, was met in late 2011. Natural gas and labor costs comprised approximately 44% and 14%, respectively, of cost of sales for the nine months ended September 30, 2012, and approximately 47% and 11%, respectively, of cost of sales for the nine months ended September 30, 2011.

Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was approximately $3.6 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was approximately $8.7 million and $7.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Alternative Energy. The cost of sales in our alternative energy segment was for costs incurred for work performed under technical services contracts. The sale of fuel from the PDU had no material cost of sales since it is a by-product of our research and development efforts in developing and proving our technologies.

Gross Profit

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gross profit:
Nitrogen products manufacturing	$35,035	$12,816	$103,253	$60,444
Alternative energy	5	3	78	5

Total gross profit	$35,040	$12,819	$103,331	$60,449

Nitrogen Products Manufacturing. Gross profit was approximately $35.0 million for the three months ended September 30, 2012 compared to approximately $12.8 million for the three months ended September 30, 2011. Gross profit margin was 58% for the three months ended September 30, 2012 as compared to 33% for the three months ended September 30, 2011. The gross profit for the three months ended September 30, 2012 increased compared to the prior comparable period primarily due to increased sales volume for all products, except for nitric acid which remained unchanged, turnaround expenses of approximately $4.5 million in the prior year and lower natural gas prices.

Gross profit was approximately $103.3 million for the nine months ended September 30, 2012 compared to approximately $60.4 million for the nine months ended September 30, 2011. Gross profit margin was 61% for the nine months ended September 30, 2012 as compared to 44% for the nine months ended September 30, 2011. The gross profit for the nine months ended September 30, 2012 increased compared to the prior comparable period primarily due to increased sales prices for all products, increased sales volume for ammonia, turnaround expenses of approximately $4.5 million in the prior year, lower natural gas prices, and lower sales commissions. We did not pay commissions to Agrium from January 2012 through most of April 2012 as described above.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Operating expenses:
Selling, general and administrative	$12,058	$4,409	$33,832	$20,318
Research and development	5,563	10,223	14,675	24,582
Depreciation and amortization	670	546	2,486	1,652
Loss on impairments	—	58,689	—	58,689
Advance for equity investment	—	(7,892)	—	(7,892)
Other	145	593	(292)	523

Total operating expenses	$18,436	$66,568	$50,701	$97,872

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $12.1 million for the three months ended September 30, 2012 compared to approximately $4.4 million for the three months ended September 30, 2011. These amounts include approximately $2.7 million in non-cash unit-based and stock-based compensation expense, and $1.5 million in non-cash stock-based compensation income, in the respective periods. The non-cash stock-based income for 2011 was a result of reversing approximately $2.2 million of previously accrued non-cash stock-based compensation expense on grants related to milestones associated with a project that will not be developed.

For the three months ended September 30, 2012 and 2011, the nitrogen products manufacturing segment incurred selling, general and administrative expenses of approximately $5.5 million, including approximately $1.1 million in non-cash unit-based compensation expense, and $1.8 million, respectively. The increase for the three months ended September 30, 2012 was largely due to business development expenses, including costs relating to the Agrifos Acquisition, of approximately $1.7 million and unused credit facility fees of approximately $0.2 million. SG&A expenses also increased due to RNP having become a publicly traded limited partnership which resulted in increases in non-cash unit-based compensation of approximately $1.1 million, legal costs of approximately $0.3 million, payroll costs of approximately $0.1 million, and various other expenses, including accounting, investor relations and insurance expenses.

For the three months ended September 30, 2012 and 2011, the alternative energy segment incurred selling, general and administrative expenses of approximately $6.6 million and $2.7 million, respectively. These amounts include approximately $1.5 million in non-cash stock-based compensation expense in the 2012 period, and approximately $1.5 million in non-cash stock-based compensation income in the 2011 period. The increase for the three months ended September 30, 2012 was primarily due to an increase in non-cash stock-based compensation expense of approximately $3.0 million and business development expenses of approximately $0.4 million. In addition, payroll costs were lower in the three months ended September 30, 2011 due to the reversal of accrued performance bonuses of approximately $1.0 million. The non-cash stock-based income for 2011 was a result of reversing approximately $2.2 million of previously accrued non-cash stock-based compensation expense on grants related to milestones associated with a project that will not be developed.

Selling, general and administrative expenses were approximately $33.8 million, including approximately $8.9 million in non-cash unit-based and stock-based compensation expense, for the nine months ended September 30, 2012 compared to approximately $20.3 million, including approximately $0.6 million in non-cash stock-based compensation expense, for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012 and 2011, the nitrogen products manufacturing segment incurred selling, general and administrative expenses of approximately $12.0 million, including approximately $2.3 million in non-cash unit-based compensation expense, and $4.4 million, respectively. The increase for the nine months ended September 30, 2012 was largely due to RNP having become a publicly traded limited partnership which resulted in increases in non-cash unit-based compensation of approximately $2.3 million, payroll costs of approximately $1.1 million, legal costs of approximately $0.5 million, other professional fees, primarily related to accounting and investor relations, of approximately $0.5 million, and insurance expenses of $0.2 million. This increase was also due to business development expenses, including costs relating to the Agrifos Acquisition, of approximately $2.0 million, unused credit facility fees of approximately $0.4 million and travel expenses of approximately $0.3 million.

For the nine months ended September 30, 2012 and 2011, the alternative energy segment incurred selling, general and administrative expenses of approximately $21.9 million, including approximately $6.6 million in non-cash stock-based compensation expense, and $16.0 million, including approximately $0.6 million in non-cash stock-based compensation expense, respectively. The increase for the nine months ended September 30, 2012 was primarily due to an increase in non-cash stock-based compensation expense of approximately $6.0 million and an increase in business development expenses of approximately $1.0 million partially offset by a decrease in consulting expenses of approximately $0.5 million. During the nine months ended September 30, 2011, business development costs related primarily to projects in the feasibility stage and such costs were capitalized to the projects.

Research and Development. These expenses are included in our alternative energy segment. We incur research and development expenses at our technology center in Commerce City, Colorado, where we operate the PDU and actively conduct work to further improve our technologies and to perform services for our customers. Research and development expenses decreased by approximately $4.7 million, or 46%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. During the three months ended September 30, 2012, there was a decrease in costs related to the Rentech-ClearFuels Gasifier of approximately $11.4 million and a reduction in sales and use taxes related to the PDU of approximately $1.5 million, partially offset by lower reimbursements from the Department of Energy, or DOE, of costs related to the Rentech-ClearFuels Gasifier of approximately $7.0 million and an increase in contract labor costs of approximately $0.4 million, catalyst and chemicals costs of approximately $0.4 million and gas and electricity costs of approximately $0.3 million.

Research and development expenses decreased by approximately $9.9 million, or 40%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012, there was a decrease in costs related to the Rentech-ClearFuels Gasifier of approximately $18.0 million, a reduction in taxes related to the PDU of approximately $2.0 million, PDU plant modifications of approximately $0.7 million, partially offset by lower reimbursements from the DOE of costs related to the Rentech-ClearFuels Gasifier of approximately $9.4 million and an increase in project related consulting services costs of approximately $0.4 million and gas and electricity costs of approximately $0.4 million.

Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets that support general and administrative functions, and such expense is recorded as an operating expense. The amount of depreciation and amortization expense within operating expenses increased by $0.1 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to an increase in amortization of patents. The amount of depreciation and amortization expense within operating expenses increased by $0.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to an increase in amortization of patents and the acceleration of depreciation on an asset which was dismantled as part of the ammonia production and storage capacity project.

The majority of depreciation originates in our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Loss on Impairments. During the three months ended September 30, 2011, we recorded a loss on impairment relating to our projects in Rialto, California, Natchez, Mississippi and Port St. Joe, Florida because we decided to abandon these projects.

Advance for Equity Investment. This is the extinguishment of a liability relating to the East Dubuque Facility coal-to-liquids conversion project which was abandoned during the fiscal year ended September 30, 2008. During the three months ended September 30, 2011, the liability associated with this project was reversed.

Operating Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Income (loss) from operations:
Nitrogen products manufacturing	$29,200	$10,376	$90,261	$55,270
Alternative energy	(12,596)	(64,125)	(37,631)	(92,693)

Total income from operations	$16,604	$(53,749)	$52,630	$(37,423)

Nitrogen Products Manufacturing. Income from operations was approximately $29.2 million for the three months ended September 30, 2012 compared to approximately $10.4 million for the three months ended September 30, 2011. The increase in income from operations for the three months ended September 30, 2012, as compared to the prior comparable period, was primarily due to higher gross profit as described above, partially offset by higher selling, general and administrative expenses. Income from operations was approximately $90.3 million for the nine months ended September 30, 2012 compared to approximately $55.3 million for the nine months ended September 30, 2011. The increase in income from operations for the nine months ended September 30, 2012, as compared to the prior comparable period, was primarily due to higher gross profit as described above, partially offset by higher selling, general and administrative expenses.

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

The table below reconciles EBITDA to net income for our nitrogen products manufacturing segment for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30.		Nine Months Ended September 30.
	2012	2011	2012	2011
	(in thousands)
Net income	$28,848	$3,312	$89,448	$20,602
Add:
Interest income	(14)	(12)	(43)	(39)
Interest expense	39	4,522	181	10,841
Loss on debt extinguishment	—	—	—	9,223
Loss on interest rate swaps	327	—	907	—
Income tax expense	—	2,553	—	14,643
Depreciation and amortization	3,679	2,514	9,456	7,419
Other	—	1	(232)	—

EBITDA	$32,879	$12,890	$99,717	$62,689

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$70,342	$23,037
Investing activities	(42,561)	(29,786)
Financing activities	(26,753)	43,372

Net increase in cash and cash equivalents	$1,028	$36,623

Cash Flows from Operating Activities

Net Income (Loss). We had net income of approximately $45.6 million for the nine months ended September 30, 2012 and a net loss of approximately $59.5 million for the nine months ended September 30, 2011. The cash flows provided by operations during these periods primarily resulted from the following operating activities:

Loss on Impairments. During the three months ended September 30, 2011, we recorded a loss on impairment relating to our projects in Rialto, California, Natchez, Mississippi and Port St. Joe, Florida because we decided to abandon these projects.

Advance for Equity Investment. This is the extinguishment of a liability relating to the East Dubuque Facility coal-to-liquids conversion project which was abandoned during the fiscal year ended September 30, 2008. During the three months ended September 30, 2011, the liability associated with this project was reversed.

Accounts Receivable. During the nine months ended September 30, 2012 and 2011, accounts receivable decreased by approximately $1.2 million and $12.0 million, respectively. The decrease in 2012 was due to normal seasonality. The decrease in 2011 was due to a higher volume of sales on credit during the months leading up to December 31, 2010.

Inventories. During the nine months ended September 30, 2012 and 2011, inventories increased by approximately $1.3 million and $10.7 million, respectively. The increase in both periods was due in part to normal seasonality. The increase was higher in 2011 due to a build-up of inventory prior to the facility turnaround last year to satisfy obligations under our fall 2011 product prepayment contracts.

Deferred Revenue. We record deferred revenue on product prepayment contracts prior to delivery of the product to the extent we receive cash payments under those contracts. During the nine months ended September 30, 2012 and 2011, deferred revenue increased by approximately $5.6 million and $2.7 million, respectively. The increase during both periods was due to timing of receiving cash for product prepayment contracts.

Accrued Liabilities, Accrued Payroll and Other. During the nine months ended September 30, 2012, accrued liabilities, accrued payroll and other liabilities decreased by approximately $11.1 million, as compared to an increase in accrued liabilities, accrued payroll and other liabilities of approximately $10.2 million for the nine months ended September 30, 2011. The decrease in 2012 was primarily due to the payment of income taxes of approximately $8.1 million relating to the sale of the 39.2% of RNP’s outstanding common units in the Offering and a $3.1 million reduction in liability for sales and use taxes relating to the PDU. The increase in 2011 was primarily due to significant accruals for turnaround activities in September 2011 and the Rentech-ClearFuels Gasifier, as well as for capital expenditures during the turnaround.

Cash Flows from Investing Activities

Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of approximately $13.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to an increase of approximately $26.0 million in capital spending at RNP, primarily related to various expansion projects, including the ammonia production and storage capacity expansion project, which was partially offset by a reduction in capital projects in the alternative energy segment of approximately $12.4 million.

Cash Flows from Financing Activities

Proceeds from credit facilities and term loan and retirement of term loan, including costs. Upon entry into the 2012 Credit Agreement, RNLLC borrowed approximately $8.5 million under the CapEx Facility (i) to repay in full outstanding borrowings under the Bridge Loan Agreement of approximately $5.9 million, and (ii) to pay fees associated with the 2012 Credit Agreement of approximately $2.6 million. RNLLC subsequently borrowed an additional $18.5 million under the CapEx Facility. During the nine months ended September 30, 2011, we entered into the 2011 credit agreement in which we borrowed $150.0 million. In connection with the 2011 credit agreement, we used approximately $85.4 million of the proceeds to pay off the outstanding principal balance under the 2010 credit agreement.

Repurchase of common stock, net of commissions. During the nine months ended September 30, 2012, we repurchased approximately 9.1 million shares of our common stock under our share repurchase program for approximately $16.7 million, including commissions.

Distributions to noncontrolling interests. During the nine months ended September 30, 2012, RNP paid distributions of approximately $33.8 million to noncontrolling interests.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, our current assets totaled approximately $264.5 million, including cash and cash equivalents of approximately $238.5 million, of which approximately $55.5 million was held at RNP, and accounts receivable of approximately $6.3 million. At September 30, 2012, our current liabilities were approximately $110.1 million, and we had long-term liabilities of approximately $32.4 million, comprised primarily of the outstanding borrowings under the 2012 Credit Agreement. Our net income relating to our nitrogen products manufacturing segment for the nine months ended September 30, 2012 and 2011 was approximately $89.4 million and $20.6 million, respectively. Our net loss relating to our alternative energy segment for the nine months ended September 30, 2012 and 2011 was approximately $43.8 million and $80.1 million, respectively. Our consolidated net income for the nine months ended September 30, 2012 was approximately $45.6 million and our consolidated net loss for the nine months ended September 30, 2011 was approximately $59.5 million.

Nitrogen Products Manufacturing

During at least the next 12 months, based on current market conditions, we expect RNP’s principal liquidity needs, other than those associated with the ammonia production and storage capacity expansion project, to be met from cash on hand at RNP and cash forecasted to be generated by RNLLC’s and RNPLLC’s operations. These liquidity needs include costs to operate and maintain the East Dubuque Facility and the Pasadena Facility, working capital, debt service requirements coming due within the next year, capital expenditures for maintenance improvements and capital expenditures for the urea expansion and DEF build-out. Maintenance capital expenditures for the East Dubuque Facility for the year ending December 31, 2012 are expected to be approximately $9.0 million. RNP currently estimates that it will incur approximately $58.1 million, including capitalized interest, in expansion capital expenditures for the East Dubuque Facility for the year ending December 31, 2012, comprised primarily of expenditures related to its ammonia production and storage capacity expansion project. This amount also includes approximately $6.0 for its urea expansion and DEF build-out projects. The DEF build-out project was completed in June 2012, and it began production at a nominal level. RNP expects that its urea expansion project will be completed by the end of 2012. The urea expansion project will increase RNP’s urea production capacity by approximately 14%, or 55 tons per day. The DEF build-out and urea expansion projects are expected to collectively cost approximately $6.7 million, including costs incurred during the year ended December 31, 2011. This project is being funded with a portion of the net proceeds from the Offering, currently held as cash. RNP expects that the ammonia production and storage capacity expansion project could cost approximately $100.0 million, with approximately half of that amount expected to be spent during the year ending December 31, 2012. With the exception of front end engineering and design, which was funded using a portion of the net proceeds from the Offering, RNP intends to continue to substantially finance the cost of this project using borrowings under the New CapEx Facility.

We are still evaluating potential maintenance capital expenditures and expansion capital expenditures for our newly acquired Pasadena Facility. We plan to invest in projects to improve plant operations and reliability and to make safety and environmental enhancements. We also plan to expand ammonium sulfate production at our Pasadena Facility, and we are evaluating other capital improvements to lower costs and increase revenues at the site, including a potential power cogeneration project. No final decisions have been made yet regarding capital expenditures at our Pasadena Facility, but we expect to fund approximately $16 million of capital expenditures over the next several years from borrowings under the New 2012 Credit Agreement and approximately $5 to $7 million per year from operating cash flows.

On October 31, 2012, RNLLC, RNP, RNPLLC and certain subsidiaries of RNPLLC entered into the New 2012 Credit Agreement. The New 2012 Credit Agreement amended, restated and replaced the 2012 Credit Agreement. The New 2012 Credit Agreement consists of (i) a $110.0 million New CapEx Facility, (ii) the $155.0 million New Term Loan, and (iii) the $35.0 million 2012 Revolving Credit Facility.

On April 2, 2012, RNLLC entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under its CapEx Facility as described in Note 5 to the consolidated financial statements, “Fair Value,” included in Part I of this report. The two interest rate swaps will continue on and cover a portion of the borrowings under our New CapEx Facility.

The New 2012 Credit Agreement expires on October 31, 2017 and requires RNLLC to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the outstanding loans):

•

Maximum Total Leverage Ratio (defined as total debt of RNP and its subsidiaries on a consolidated basis, divided by Adjusted EBITDA (as defined in the New 2012 Credit Agreement)) of not greater than 2.5 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of September 30, 2012, RNP’s actual Total Leverage Ratio was 0.2 to 1.0.

•

Maintenance of a Minimum Fixed Charge Coverage Ratio (defined as (a) Adjusted EBITDA (as defined in the New 2012 Credit Agreement) minus unfinanced capital expenditures of RNP and its subsidiaries on a consolidated basis, divided by (b) the sum of (i) interest expense paid or accrued, (ii) scheduled principal payments, (iii) taxes paid or payable of RNP and its subsidiaries in each case and (iv) cash payments of the Supplemental Purchase Price (as defined in the New 2012 Credit Agreement) for the Agrifos Acquisition) of not less than 1.0 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of September 30, 2012, RNP’s actual Fixed Charge Coverage Ratio was 51.2 to 1.0.

We believe we have sufficient liquidity for our expected funding requirements in our nitrogen products manufacturing segment through at least the next 12 months.

Alternative Energy

During the nine months ended September 30, 2012, we funded our operations in our alternative energy segment primarily through cash on hand and cash from distributions from RNP. We expect quarterly distributions from RNP to be a major source of liquidity for our alternative energy segment. Any distributions made by RNP to its unitholders will be done on a pro rata basis. We will receive 59.9% of RNP’s quarterly distributions to common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP. On October 23, 2012, the Board of the General Partner declared a cash distribution to RNP’s common unitholders for the period July 1, 2012 through and including September 30, 2012 of $0.85 per unit which will result in total distributions in the amount of approximately $33.1 million, including payments to phantom unitholders. We will receive a distribution of approximately $19.8 million, representing our share of distributions based on our ownership of common units. The cash distribution will be paid on November 14, 2012, to unitholders of record at the close of business on November 7, 2012.

During the next 12 months, we expect the liquidity needs of our alternative energy segment could be met from cash on hand. For the alternative energy segment, our short-term expected requirements include (i) operating costs of the PDU, and the Rentech-ClearFuels Gasifier; (ii) continued research and development of our technologies; (iii) debt service requirements coming due within the next year; (iv) continued development costs of projects; (v) costs for the repurchase of shares of our common stock under the share repurchase program discussed below; (vi) potential acquisitions and investments with partners; and (vii) general operating and working capital uses. We may also have short-term requirements for development and acquisition activities.

In February 2012, our Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock over the subsequent 12-month period. The share repurchase program took effect in March 2012 and will be funded by our available cash. We may buy shares in the open market or through privately negotiated transactions from time to time over the 12-month period as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of common stock, and can be implemented, suspended or discontinued at any time, without prior notice, at our sole discretion. As of September 30, 2012, we had repurchased approximately 9.1 million shares of our common stock under the program for an aggregate purchase price of approximately $16.4 million.

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

The full $57.5 million principal amount of the Notes is due in April 2013. During the remainder of the term of the Notes, the required annual cash interest payments are $2.3 million. At any time, we may redeem the Notes, in whole or in part, at a redemption price payable in cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but not including, the redemption date. On or before the maturity date, we expect to either exchange the Notes for new debt or equity securities, or pay off the Notes through some combination of cash holdings, proceeds from debt or equity incurred or issued by us and/or asset sales. Such exchanges and capital raising transactions, if any, will depend on prevailing market conditions and other factors. There is no assurance that such exchanges can be completed or that capital will be available to us in amounts sufficient to pay the principal amount of the Notes. Our cash on hand at September 30, 2012 was sufficient to pay off all of the Notes.

Depending on conditions in the capital markets, we may seek external funding for our alternative energy segment during the next 12 months, including financing from the issuance of equity or equity-linked securities, project debt, project equity and the sale of common units of RNP held by us. However, there is no assurance that these sources of capital would be available to us. As of September 30, 2012, approximately $94.3 million aggregate offering price of securities was available to be sold under our shelf registration statement. Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets has been difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

We believe we have sufficient liquidity for our expected funding requirements in our alternative energy segment through the next 12 months.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Transition Report. During the normal course of business in the nine months ended September 30, 2012, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During the nine months ended September 30, 2012, the following material changes occurred to our contractual obligations:

•

RNLLC entered into the 2012 Credit Agreement which replaced and upsized the 2011 credit agreement. As of September 30, 2012, there was approximately $27.0 million outstanding under the 2012 Credit Agreement. On October 31, 2012, we entered into the New 2012 Credit Agreement which amended, restated and replaced the 2012 Credit Agreement. As of the date of this report, there was approximately $184.5 million outstanding under the New 2012 Credit Agreement.

•

Our obligations under natural gas forward purchase contracts decreased by approximately $2.0 million to approximately $10.4 million. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. As of September 30, 2012, the natural gas forward purchase contracts included delivery dates through March 31, 2013. Subsequent to September 30, 2012 through October 31, 2012, we entered into additional fixed quantity natural gas forward purchase contracts at fixed prices and indexed prices for various delivery dates through March 31, 2013. The total MMBtus associated with these additional contracts was 0.8 million and the total amount of the commitments under contract was $2.9 million, resulting in a weighted average rate per MMBtu of $3.60.

•

RNP entered into the Purchase Agreement which, among other things, provides for the potential payment of earn-out consideration calculated based on the amount by which the Pasadena Facility’s two-year Adjusted EBITDA, as defined in the Purchase Agreement, exceeds certain Adjusted EBITDA thresholds. Depending on the two-year Adjusted EBITDA amounts, such additional earn-out consideration may vary from zero to $50.0 million. The potential additional consideration would be paid after April 30, 2015 and completion of the relevant calculations in either common units or cash at the option of RNP. This contingent consideration will be recorded on our books at fair value as of the acquisition date.

•

Purchase obligations increased by approximately $13.6 million to approximately $28.4 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the New 2012 Credit Agreement. The borrowings under the New 2012 Credit Agreement bear interest at a rate equal to an applicable margin, plus at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the New 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. As of September 30, 2012, we had outstanding borrowings under the 2012 Credit Agreement (which subsequently became the New 2012 Credit Agreement) of $27.0 million. Based upon this outstanding balance, and assuming interest rates are above the applicable minimum and no interest rate swaps, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.3 million. Historically, we did not use interest rate derivative instruments to manage exposure to interest rate changes. On April 2, 2012, RNLLC entered into two interest rate swaps in notional amounts designed to cover a portion of the borrowings under its CapEx Facility. The Construction Period Swap started on September 1, 2012 and will terminate on September 1, 2013. The Term Swap will start on September 30, 2013 and terminate on December 31, 2015. Through the two interest rate swaps, RNLLC is essentially fixing the variable interest rate to be paid on a portion of the borrowings under its CapEx Facility. At September 30, 2012, the fair value of the interest rate swaps was a liability of approximately $0.9 million. An increase of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps decreasing by approximately $0.7 million. A decrease of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps increasing by approximately $0.7 million.

Commodity Price Risk. The East Dubuque Facility is exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at the East Dubuque Facility. Market prices of nitrogen-based products are affected by changes in the prices of commodities such as corn and natural gas as well as by supply and demand and other factors. Currently, RNLLC purchases natural gas for use in the East Dubuque Facility on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing in 2008 and subsequently declining to the current lower levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50.

In the normal course of business, RNLLC currently produces nitrogen fertilizer products throughout the year to supply the needs of its East Dubuque Facility’s customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. We believe that market prices of nitrogen products are affected by changes in grain prices and demand, natural gas prices and other factors.

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

The Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia and sulfur. Ammonia and sulfur are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at the Pasadena Facility. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soy beans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand and other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales.

The Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while the East Dubuque Facility sells similar quantities of ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices. Because we both buy and sell similar quantities of ammonia, we believe that our consolidated exposure to the fluctuations in ammonia prices is lower than is the exposure to ammonia prices of either of our facilities considered alone.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 11 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

As a result of the completion of the Agrifos Acquisition, we are subject to risks relating to the ammonium sulfate fertilizer business and our operations at the Pasadena Facility, some of which are discussed below and others of which are described generally in our other periodic and current reports filed with the SEC, including in Part I, “Item 1A. Risk Factors” of the Transition Report. The risks described in the Transition Report and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I, Item IA. of the Transition Report.

The success of our recently-acquired ammonium sulfate fertilizer business depends on our ability to maintain recent production levels and product sales and margins and to implement our expansion plans at the Pasadena Facility.

Our ammonium sulfate fertilizer business has a limited operating history upon which its business and products can be evaluated. The Pasadena Facility produced phosphate fertilizer until early 2011 when it underwent a conversion to produce ammonium sulfate fertilizer products. Because our ammonium sulfate fertilizer business has a limited operating history, we may not be able to effectively:

•	maintain or expand production capacity for ammonium sulfate fertilizer at the Pasadena Facility;

•	maintain product sales prices, margins and operating costs at levels that we currently expect, based on limited operating history;

•	achieve production rates and on-stream factor that we currently expect, based on limited operating history;

•	implement potential capital improvements, including a potential power cogeneration project, to lower costs and increase revenues at the Pasadena Facility;

•	attract and retain customers for our products from our existing or expanded production capacity;

•	comply with evolving regulatory requirements, including environmental regulations;

•	anticipate and adapt to changes in the ammonium sulfate fertilizer market;

•	maintain and develop strategic relationships with distributors and suppliers to facilitate the distribution and acquire necessary materials for our products; and

•	attract, retain and motivate qualified personnel.

The operations at the Pasadena Facility are subject to many of the risks inherent in the growth of a new business. The likelihood of the facility’s success must be evaluated in light of the challenges, expenses, difficulties, complications and delays frequently encountered in the operation of a new business. We cannot assure you that we will achieve the goals set forth above or any goals we may set in the future. Our failure to meet any of these goals could have a material adverse effect on our business and cash flow.

The nitrogen fertilizer business and nitrogen fertilizer prices are seasonal, cyclical and highly volatile and have experienced substantial and sudden downturns in the past. Currently, nitrogen fertilizer demand and prices are at relative high points and could decrease significantly in the future. Cycles in demand and pricing could potentially expose us to significant fluctuations in our operating and financial results, and expose you to material reductions in the trading price of our common stock.

We are exposed to fluctuations in nitrogen fertilizer demand and prices in the agricultural industry. These fluctuations historically have had, and could in the future have, significant effects on prices across all nitrogen fertilizer products, including ammonium sulfate, and, in turn, our financial condition, cash flow and results of operations, which could result in significant volatility or material reductions in the trading price of our common stock.

Nitrogen fertilizer products, including ammonium sulfate, are commodities, the prices of which can be highly volatile. The price of nitrogen fertilizer products depends on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, the prices of natural gas and other raw materials, and weather conditions, all of which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base production, our customers may acquire nitrogen fertilizer products from our competitors, and our profitability will be negatively impacted. If seasonal demand is less than we expect, we will be left with excess inventory that will have to be stored or liquidated, the costs of which could adversely affect our operating margins. Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. Nitrogen fertilizer products are currently in high demand, driven by a growing world population, changes in dietary habits and an expanded production of corn. Supply is affected by available capacity and operating rates of nitrogen producers, raw material costs, government policies and global trade. A significant or prolonged decrease in nitrogen fertilizer prices would have a material adverse effect on our business and cash flow.

Ammonium sulfate fertilizer products are also commodities, the prices of which can be highly volatile. The price of ammonium sulfate fertilizer products depends on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, the prices of ammonia, sulfur and other raw materials, and the prices of other commodities such as corn, soy beans, potatoes, cotton, canola, alfalfa and wheat. The margins on the sale of ammonium sulfate fertilizer products are currently lower than the margins on our other main nitrogen fertilizer products. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. A significant or prolonged decrease in profits (or increase in losses) on the sale of our ammonium sulfate fertilizer products would have a material adverse effect on our business, and cash flow.

We face intense competition from other nitrogen fertilizer producers.

We have a number of competitors in the United States and in other countries, including state-owned and government-subsidized entities. Our principal competitors in the nitrogen fertilizer business include domestic and foreign fertilizer producers, major grain companies and independent distributors and brokers, including Koch Industries, Inc., CF Industries Holdings, Inc., Agrium, Gavilon, LLC, CHS Inc., Transammonia, Inc. and Helm Fertilizer Corp., and in the ammonium sulfate fertilizer business include domestic and foreign fertilizer producers and independent distributors and brokers, including BASF AG, Honeywell International Inc., Agrium Inc., Royal DSM N.V., Dakota Gasification Company and Martin Midstream Partners L.P.

Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, certain of our nitrogen fertilizer competitors have announced that they currently have expansions planned or underway to increase production capacity of their nitrogen fertilizer products. Furthermore, there are a few dormant nitrogen production facilities located outside of the States of Illinois, Indiana and Iowa that are scheduled to resume operations in the near future. We may face additional competition due to the expansion of facilities that are currently operating and the reopening of currently dormant facilities. Also, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. If a new nitrogen fertilizer facility is completed in the East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of the facility. As a result, the completion of such a facility could have a material adverse effect on our business and cash flow.

In addition, our competitive position could suffer to the extent we are not able to adapt our product mix to meet the needs of our customers or expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability. In addition, as a result of increased pricing pressures caused by competition, we may in the future experience reductions in our profit margins on sales, or may be unable to pass future input price increases on to our customers, which would reduce our cash flow.

There are phosphogypsum stacks located at the Pasadena Facility that will require closure. In the event we become financially obligated for the costs of closure, this would have a material adverse effect on our business and cash flow.

The Pasadena Facility was used for phosphoric acid production until 2011, which resulted in the creation of a number of phosphogypsum stacks at the Pasadena Facility. Phosphogypsum stacks are composed of the mineral processing waste that is the byproduct of the extraction of phosphorous from mineral ores. Applicable environmental laws extensively regulate phosphogypsum stacks.

The Environmental Protection Agency, or EPA, reached a consent agreement and final order, or CAFO, with ExxonMobil Corporation (a former owner of the Pasadena Facility), or ExxonMobil, in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. In addition, the asset purchase agreement between a subsidiary of Agrifos and ExxonMobil, or the 1998 APA, pursuant to which the subsidiary purchased the Pasadena Facility in 1998 also makes ExxonMobil liable for closure and post-closure care of the stacks. ExxonMobil is in the process of closing the “south stack” and “stack 4” at the facility and has not yet started closure of “stack 1” at the facility. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future, including as a result of actions taken by Agrifos prior to the closing of the Agrifos Acquisition. As of January 2012, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks were approximately $102 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount. Subject to the terms and conditions of the Purchase Agreement, the Seller is required to indemnify us for certain environmental matters relating to the Pasadena Facility including costs relating to the closure of the stacks if such costs are not paid for by ExxonMobil. However, the Seller’s indemnification obligations are subject to important limitations including a cap of up to $29 million on the amount of indemnified losses. Further, in the event we seek indemnification from the Seller, we cannot assure you that we will be able to receive compensation for any losses we may have incurred on a timely basis, or at all.

As discussed above, the costs of closure and post-closure care of the stacks will be substantial. If we become financially responsible for the costs of closure of the stacks, this would have a material adverse effect on our business and cash flow.

Soil and groundwater at the Pasadena Facility is pervasively contaminated, and we may incur costs to investigate and remediate known or suspected contamination at the facility. We may also face legal actions or sanctions or incur costs related to contamination or noncompliance with environmental laws at the facility.

The soil and groundwater at the Pasadena Facility is pervasively contaminated. The facility has produced fertilizer since as early as the 1940s, and a large number of spills and releases have occurred at the facility, many of which involved hazardous substances. Furthermore, naturally occurring and other radioactive contaminants have been discovered at the facility in the past, and asbestos-containing materials currently exist at the facility. In the past there have been numerous instances of weather events which have resulted in flooding and releases of hazardous substances from the facility. We cannot assure you that past environmental investigations at the facility were complete, and there may be other contaminants at the facility that have not been detected. Contamination at the Pasadena Facility has the potential to result in toxic tort, property damage, personal injury and natural resources damages claims or other lawsuits. Further, regulators may require investigation and remediation at the facility in the future at significant expense.

ExxonMobil submitted Affected Property Assessment Reports, or APARs, under the Texas Risk Reduction Program to the TCEQ in 2011 for the plant site and one of the phosphogypsum stacks at the Pasadena Facility, and ExxonMobil is in the process of submitting an APAR for another stack at the facility (with an initial portion of it having been submitted to

TCEQ in March 2012). The APARs identify instances in which various regulatory limits for numerous hazardous materials in both the soil and groundwater at the plant site and in the vicinity of the stacks have been exceeded. In October 2012, TCEQ requested ExxonMobil to perform significant additional investigative work as part of the APAR process. TCEQ will likely require further investigation and remediation of the contamination at the Pasadena Facility. The TCEQ or other regulatory agencies may hold Agrifos or its subsidiaries responsible for certain of the contamination at the Pasadena Facility.

In the past, governmental authorities have determined that the Pasadena Facility has been in substantial noncompliance with environmental laws and the Pasadena Facility has been the subject of numerous regulatory enforcement actions. We may be required to expend significant funds to attain or maintain compliance with environmental laws. For example, the facility may not comply with wastewater and stormwater discharge requirements and solid and hazardous waste requirements and, following closure of phosphogypsum stack 1 at the facility, we may need to upgrade the facility’s wastewater system and arrange for offsite disposal of wastes that are currently disposed of onsite. Regulatory findings of noncompliance could trigger sanctions, including monetary penalties, require installation of control or other equipment or other modifications, adverse permit modifications, the forced curtailment or termination of operations or other adverse impacts.

The costs we may incur in connection with the matters described above could be material. Subject to the terms and conditions of the 1998 APA and the Purchase Agreement, we are entitled to indemnification from ExxonMobil or the Seller for losses relating to environmental matters relating to the facility. However, our rights to indemnification under these agreements are subject to important limitations, and we cannot assure you we will be able to obtain payment from ExxonMobil or the Seller on a timely basis, or at all. Depending on the amount of the costs we may incur for such matters in a given period, this could have a material adverse effect on the results of our business and cash flow.

Interoceanic Corporation is the exclusive distributor of our ammonium sulfate fertilizer. Any loss of Interoceanic Corporation as our distributor could materially adversely affect our results of operations and financial condition.

As part of its transition from the phosphate fertilizer business to the ammonium sulfate fertilizer business in early 2011, Agrifos adopted a marketing strategy that relies on an exclusive third-party distributor. We have an exclusive marketing agreement that grants Interoceanic Corporation the exclusive right and obligation to market and sell in North, Central and South America, excluding Brazil and Argentina, all granular ammonium sulfate manufactured at the Pasadena Facility. The marketing agreement has a term that ends in February 2014, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 180 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. If we are unable to renew our contract with Interoceanic Corporation, we may be unable to find buyers for our granular ammonium sulfate, which could materially affect our business and cash flow.

There are significant risks associated with expansion and other projects that may prevent completion of those projects on budget, on schedule or at all.

We have commenced expansion projects at our East Dubuque Facility. We have also identified several potential projects at our Pasadena Facility, including one or more projects related to the expansion of ammonium sulfate production, and are evaluating a potential power cogeneration project for the facility. Projects of the scope and scale we are undertaking or may undertake in the future entail significant risks, including:

•	unforeseen engineering or environmental problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases;

•	unavailability of necessary equipment; and

•	unavailability of financing on acceptable terms.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or completion of a project.

In addition, we cannot assure you that we will have adequate sources of funding to undertake or complete major projects. As a result, we may need to obtain additional debt and/or equity financing to complete such projects. There is no guarantee that we will be able to obtain other debt or equity financing on acceptable terms or at all.

As a result of these factors, we cannot assure you that our projects will commence operations on schedule or at all or that the costs for the projects will not exceed budgeted amounts. Failure to complete a project on budget, on schedule or at all may adversely impact our ability to grow our business.

Our acquisition strategy involves significant risks.

One of our business strategies is to pursue acquisitions. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets; the potential unavailability of financial resources necessary to consummate acquisitions; difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms; and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs, tax consequences and risks associated with entry into new markets and lines of business.

In addition to the risks involved in identifying and completing acquisitions described above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•	unforeseen difficulties in the acquired operations and disruption of the ongoing operations of our business;

•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;

•	strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;

•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

•	assumption of unknown material liabilities or regulatory non-compliance issues;

•	difficulties in the integration of financial reporting systems, which could cause a delay in the issuance of, or impact the reliability of our financial statements;

•	amortization of acquired assets, which would reduce future reported earnings;

•	possible adverse short-term effects on our cash flows or operating results; and

•	diversion of management’s attention from the ongoing operations of our business.

Failure to manage acquisition growth risks could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to consummate any acquisitions, successfully integrate acquired entities, or generate positive cash flow at any acquired company.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, including a delay in or failure to successfully integrate acquisitions into our internal control over financial reporting, or the report by us of a material weakness may cause vendors, creditors and others to lose confidence in our consolidated financial statements, and our access to the capital markets and other products and services may be restricted. Compliance with Section 404 is time consuming and costly. The integration of acquisitions into our internal control over financial reporting will require additional time and resources from our management and other personnel and will increase compliance costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

In February 2012, our Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock over the subsequent 12-month period. The share repurchase program took effect in March 2012. As of September 30, 2012, we have repurchased approximately 9.1 million shares of our common stock under the program for an aggregate purchase price of approximately $16.4 million. None of the shares were repurchased during the quarter ended September 30, 2012. Share repurchases under this program were funded by our available cash. We may buy shares in the open market or through privately negotiated transactions from time to time over the 12-month period as permitted by federal securities laws or other legal requirements. We will determine the timing, manner, price and amount of any repurchases in our discretion and any such purchases will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of its common stock, and can be implemented, suspended or discontinued at any time, without prior notice, at our sole discretion.

ITEM 6. EXHIBITS.

Exhibit Index

10.1	Third Amended and Restated Agreement of Limited Partnership of Rentech Nitrogen Partners, L.P. dated November 1, 2012 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Partnership on November 5, 2012).

10.2	Membership Interest Purchase Agreement, dated as of October 31, 2012, by and between Rentech Nitrogen Partners, L.P. and Agrifos Holdings Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Partnership on November 5, 2012).

10.3	Second Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among Rentech Nitrogen, LLC, Agrifos LLC, Agrifos Fertilizer L.L.C., Agrifos SPA LLC, as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc., as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and lenders party thereto. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Partnership on November 5, 2012).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: November 8, 2012	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: November 8, 2012	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer