Form 10-K
period 2012-12-31
RENTECH INC /CO/
filed 2013-03-18
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Common Stock

Name of Each Exchange on Which Registered: NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $445.5 million (based upon the closing price of the common stock on June 29, 2012, as reported by the NYSE MKT).

The number of shares of the registrant’s common stock outstanding as of February 28, 2013 was 225,815,970.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 annual meeting of shareholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference in Part III of this Form 10-K to the extent stated in this report.

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

As used in this report, the terms “we,” “our,” “us,” “the Company” and “Rentech” mean Rentech, Inc., a Colorado corporation and its consolidated subsidiaries, unless the context indicates otherwise. References to “RNHI” refer to Rentech Nitrogen Holdings, Inc., a Delaware corporation and one of our indirect wholly-owned subsidiaries. References to “RNP” refer to Rentech Nitrogen Partners, L.P., a publicly traded Delaware limited partnership and one of our indirectly majority owned subsidiaries. References to “the General Partner” refer to Rentech Nitrogen GP, LLC, a Delaware limited liability company, RNP’s general partner and one of our indirect wholly-owned subsidiaries. References to “RNLLC” refer to Rentech Nitrogen, LLC, a Delaware limited liability company that was formerly known as Rentech Energy Midwest Corporation, or REMC. References to “RNPLLC” refer to Rentech Nitrogen Pasadena, LLC, a Delaware limited liability company that was formerly known as Agrifos Fertilizer, LLC.

PART I

ITEM 1. BUSINESS

Change in Fiscal Year End

On February 1, 2012, our board of directors approved a change in our fiscal year end from September 30 to December 31. The fiscal periods presented in this report include the calendar years ended December 31, 2012 and 2011, the three months ended December 31, 2011 and 2010 and the fiscal years ended September 30, 2011, 2010, 2009 and 2008.

Company Overview

We intend to enhance shareholder value by (i) continuing to grow and manage RNP, a publicly traded fertilizer master limited partnership; (ii) terminating our research and development activities related to our alternative energy technologies, and seeking partners who would fund the commercial deployment of our existing alternative energy technologies; and (iii) potentially entering into a new business line that does not rely on new technologies and leverages our expertise.

Nitrogen Fertilizer Business

We own, through our wholly owned subsidiaries, the general partner interest and 59.9% of the common units representing limited partner interests in RNP. Substantially all of RNP’s revenues are derived from the sale of nitrogen-based fertilizer products. Our revenues in the calendar year ended December 31, 2012 were derived almost exclusively from sales of products by RNP’s subsidiaries.

At its facility in East Dubuque, Illinois, or the East Dubuque Facility, RNP manufactures nitrogen fertilizer products, primarily anhydrous ammonia, or ammonia, and urea ammonium nitrate solution, or UAN, using natural gas as its primary feedstock. RNP owns the East Dubuque Facility through its wholly owned subsidiary, RNLLC, which sells such products to customers located in the Mid Corn Belt region of the United States. The East Dubuque Facility has been in operation since 1965 and is located in the center of the Mid Corn Belt, the largest market in the United States for direct application of nitrogen fertilizer products.

At its facility in Pasadena, Texas, or the Pasadena Facility, RNP manufactures ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as its primary feedstocks. RNP acquired the Pasadena Facility in November 2012 through its wholly-owned subsidiary, RNPLLC, which sells such products to customers in the United States and internationally. The Pasadena Facility has been in operation since the 1940s. In 2011, the Pasadena Facility was retrofitted to produce ammonium sulfate. The Pasadena Facility is the largest producer of synthetic ammonium sulfate and the third largest overall producer of ammonium sulfate in North America. Ammonium sulfate prices and margins generally have been less volatile than the prices and margins for the products of the East Dubuque Facility. The East Dubuque Facility and the Pasadena Facility are referred to collectively as the “Facilities.”

Our ownership interest in RNP currently entitles us to 59.9% of all distributions made by RNP to its common unit holders. We receive no distributions as the general partner of RNP. Our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP in a manner that dilutes our ownership interest in RNP.

We are pursuing acquisitions of assets and businesses related to our existing nitrogen fertilizer businesses that may benefit from RNP’s partnership structure. We believe RNP’s partnership structure and strong balance sheet currently give us significant leverage in negotiating transactions, and that we can create value through successful negotiations, improving the performance of assets we acquire, and placing them into our partnership structure. Our objective in any acquisition is to achieve returns on investment at least commensurate with the risk of such investment. Acquisitions by RNP may be for common units, cash or other consideration; we do not intend to fund acquisitions at RNP from operating cash flow. Acquisitions involve numerous risks and uncertainties, including the potential unavailability of financing if needed, difficulties in completing any transaction on sufficiently favorable terms, and the possibility that any expected benefits of the acquisition may not be realized. As a result, there can be no assurance that we will be able to complete any acquisitions on a timely basis or at all.

Potential New Business Line

We are focused on immediate growth opportunities within the energy industry that do not rely on new technologies, and we are pursuing acquisitions of assets and businesses that would allow us to enter a new line of business. Such investments in any new businesses will be expected to generate strong returns, with ready markets and certainty of revenue. The investments we are considering are expected to have either immediate or near-term profitability, and are expected to meet our disciplined investment criteria, including: unlevered, after-tax returns in the mid-teens or higher; certainty of revenue with long-term contracts for off-take, stability of cash flows; reliance upon demonstrated technologies; and opportunities to leverage our expertise and resources. Our objective in any acquisition is to achieve returns on investment at least commensurate with the risk of such investment. Acquisitions may be for stock, cash, or other consideration. As discussed above, acquisitions involve numerous risks and uncertainties, and there can be no assurance that we will be able to complete any acquisitions on a timely basis or at all.

Alternative Energy Business

We were initially formed to develop and commercialize certain alternative energy technologies, and we acquired other technologies that we have further developed. We have conducted significant research and development and project development activities related to those technologies. We have significantly reduced our spending on project development, and begun the process of eliminating our spending on research and development activities and significantly reducing other expenses related to alternative energy technologies for the foreseeable future. On February 28, 2013, we announced plans to cease operations, reduce staffing at, and mothball our research and development Product Demonstration Unit, or PDU, a demonstration-scale plant at our Rentech Energy Technology Center, or the RETC, located in Commerce City, Colorado, and to eliminate all related research and development activities. Any ongoing activities related to our alternative energy technologies will be to protect patents, to maintain the Commerce City site if efforts to sell the site are unsuccessful or to continue low-cost efforts to seek partners who would provide funding to deploy our technologies. We will retain a core team at the RETC to pursue these activities.

We have adopted this revised strategy with respect to our alternative energy business as a direct result of the high cost to develop new technologies relative to current energy prices and lack of government incentives and regulations supporting alternative energy, particularly within the United States. These conditions have made it difficult for the Company and other companies to commercialize alternative technologies. While we believe that our technologies have commercial value in the future as well as in different geographies, we believe that our resources are better directed at opportunities outside of alternative energy that will produce more immediate returns, as we do not expect the market opportunity for alternative energy to improve materially in the United States within the next several years.

Our Nitrogen Fertilizer Business

We own, through our wholly owned subsidiaries, the general partner interest and 59.9% of the common units representing limited partner interests in RNP, a publicly traded partnership that, through its wholly owned subsidiary, RNLLC, manufactures natural-gas based nitrogen fertilizer products at the East Dubuque Facility and sells such products to customers located in the Mid Corn Belt region of the United States. In addition, RNP, through its wholly owned subsidiary, RNPLLC, manufactures fertilizer products and sulfuric acid and sells, through distributors, to customers in the United States and Brazil.

The Agrifos Acquisition

On October 31, 2012, RNP entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, with Agrifos Holdings Inc., or the Seller, to acquire 100% of the membership interests of Agrifos LLC, or Agrifos. The transactions contemplated by the Purchase Agreement, or the Agrifos Acquisition, closed on November 1, 2012 at which time Agrifos became a wholly-owned subsidiary of RNP and its name changed to Rentech Nitrogen Pasadena Holdings, LLC. Rentech Nitrogen Pasadena Holdings, LLC owns all of the member interests in RNPLLC, which owns and operates the Pasadena Facility. At closing, we paid consideration of approximately $136.0 million in cash, less estimated working capital adjustments, and 538,793 common units valued at approximately $20.0 million, which reduced Rentech’s ownership interest in RNP from 60.8% to 59.9%. Among other terms, the Seller is required to indemnify us for a period of six years after the closing for certain environmental matters relating to the Pasadena Facility, which indemnification obligations are subject to important limitations including a deductible and an overall cap. RNP deposited with an escrow agent in several escrow accounts a portion of the initial consideration consisting of an aggregate of $7.25 million in cash, and 323,276 common units, representing a value of $12.0 million, which amounts may be used to satisfy certain indemnity claims upon the occurrence of certain events. In addition to the consideration paid at closing, the Seller may be entitled to receive additional earn-out consideration, payable in common units or cash at our option based on the amount by which the two-year Adjusted EBITDA, as defined in the Purchase Agreement, of the Pasadena Facility exceeds certain Adjusted EBITDA thresholds. Depending on the two-year Adjusted EBITDA amounts, such additional earn-out consideration may vary from zero to a maximum of $50.0 million. Any earn-out consideration would be paid after April 30, 2015 and the completion of the relevant calculations in either common units or cash at RNP’s option.

Our East Dubuque Facility

Our East Dubuque Facility is located on approximately 210 acres in the northwest corner of Illinois on a 140-foot bluff above the Upper Mississippi River. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and food-grade carbon dioxide, or CO2, using natural gas as its primary feedstock. Our East Dubuque Facility operates continuously, except for planned shutdowns for maintenance and efficiency improvements, and unplanned shutdowns. Our East Dubuque Facility can optimize its product mix according to changes in demand and pricing for its various products. Some of these products are final products sold to customers, and others, including ammonia, are both final products and feedstocks for final products, such as UAN, nitric acid, liquid urea, granular urea and CO2.

The following table sets forth our East Dubuque Facility’s current rated production capacity for the listed products in tons per day and tons per year, and its product storage capacity:

Product	Approximate Production Capacity		Product Storage Capacity
	Tons /Day	Tons /Year(1)
Ammonia	830	302,950	40,000 tons (2 tanks); 15,000 tons(2)
UAN	1,100	401,500	80,000 tons (2 tanks)
Urea (liquid)	460	167,900	Limited capacity is not a factor
Urea (granular)	140	51,100	12,000 granular ton warehouse
Nitric acid	380	138,700	Limited capacity is not a factor
CO2	350	127,750	1,900 tons

(1)	Production capacity for the year is based on daily rated production capacity times 365 days. The number of actual operating days will vary from year to year.
(2)	Represents 15,000 tons of space at the terminal of Agrium U.S.A., Inc., or Agrium, in Niota, Illinois where we have the right to store ammonia pursuant to our distribution agreement with Agrium. RNLLC’s right to store ammonia at this terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless we deliver a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, our right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. See “—Marketing and Distribution.”

The following table sets forth the amount of products produced by, and shipped from, the East Dubuque Facility for the calendar years ended December 31, 2012 and 2011, the three months ended December 31, 2011 and 2010, and the fiscal years ended September 30, 2011 and 2010:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2012	2011	2011	2010	2011	2010
	(in thousands of tons)
Products Produced
Ammonia	293	261	63	75	273	267
UAN	301	294	68	86	312	287
Urea (liquid)	139	130	30	37	137	128
Urea (granular)	23	16	4	6	18	17
Nitric acid	122	118	27	35	126	111
CO2	76	92	16	34	109	107
Products Shipped
Ammonia	149	135	55	44	125	153
UAN	291	301	65	79	315	294
Urea (liquid)	13	12	3	3	12	11
Urea (granular)	22	17	4	4	17	21
Nitric acid	14	15	3	3	15	11
CO2	76	92	15	34	110	107

Expansion Projects

Our urea expansion project and diesel exhaust fluid, or DEF, build-out project at the East Dubuque Facility were completed in 2012 at a combined cost of approximately $6.3 million. The urea expansion project increased RNP’s urea production capacity by approximately 15%, or 60 tons per day. The DEF build-out project enables RNP to produce and sell DEF from urea produced at the East Dubuque Facility. DEF is a higher grade of liquid urea. We have entered into a long-term exclusive agreement to sell the DEF produced at the East Dubuque Facility.

We are continually evaluating or pursuing opportunities to increase our profitability by expanding the East Dubuque Facility’s production capabilities and product offerings, including the following expansion projects:

•

Ammonia Production and Storage Capacity Expansion Project. In 2011, we commenced construction of a project that is designed to increase ammonia production at the East Dubuque Facility to approximately 1,020 tons per day or 372,000 tons annually for sale or upgrade to additional products, and to increase our ammonia storage capacity by approximately 20,000 tons. Construction of this project is expected to be completed during the planned downtime for the 2013 turnaround at the facility scheduled for the fourth quarter of 2013. We estimate that the total project cost will be approximately $100.0 million. We have entered into a new credit agreement (referred to as the New 2012 Credit Agreement), which provides for a $300.0 million senior secured credit facility, including a $110.0 million capital expenditures facility, or the New CapEx Facility, that is being used to fund this project. We believe that the remaining capacity under the New CapEx Facility will be adequate to complete this project. For a more complete discussion of the New 2012 Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Nitrogen Products Manufacturing. “

•

Nitric Acid Project. In the third quarter of 2013, we intend to commence construction of a debottlenecking project that is designed to increase nitric acid production at our East Dubuque Facility by approximately 1,200 tons annually, without consuming additional feedstock. Moreover, this project is expected to reduce the amount of anhydrous ammonia required for nitric acid production by about 350 tons annually. We expect to complete this project during the first quarter of 2014 at a cost of approximately $2.0 million, with approximately $1.6 million expected to be expended in 2013.

Products

Our East Dubuque Facility’s product sales are heavily weighted toward sales of ammonia and UAN, which together made up 80% or more of our East Dubuque Facility’s total revenues for the calendar year ended December 31, 2012, the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011 and 2010. A majority of our East Dubuque Facility’s products are sold through our distribution agreement with Agrium as described below under “—Marketing and Distribution,” with the exception of CO2, which we sell directly to customers in the food and beverage market at negotiated contract prices. Although ammonia and UAN may be used interchangeably in some cases, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, transportation, handling and application equipment, each of which vary among these two products. During the calendar year ended December 31, 2012, the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011 and 2010, we sold more than 90% of our East Dubuque Facility’s nitrogen products to customers for agricultural application, with the remaining portion being sold to customers for industrial uses.

Ammonia. Our East Dubuque Facility produces ammonia, the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. The ammonia processing unit at our East Dubuque Facility has a current rated capacity of approximately 830 tons per day, which is expected to increase to approximately 1,020 tons per day following completion of our ammonia production capacity expansion project at our East Dubuque Facility. Our East Dubuque Facility’s ammonia product storage consists of two 20,000 ton tanks, to which, in the first quarter of 2014, we expect to add an additional 20,000 ton tank following completion of our ammonia storage capacity expansion project at our East Dubuque Facility, and 15,000 tons of leased storage in Niota, Illinois. Ammonia is used in the production of all other products produced by our East Dubuque Facility, except CO2.

UAN. UAN is a liquid fertilizer that has a slight ammonia odor and, unlike ammonia, it does not need to be refrigerated or pressurized when transported or stored. Our East Dubuque Facility has two UAN storage tanks with a combined capacity of 80,000 tons.

Urea. Our East Dubuque Facility’s urea solution is sold in its liquid state, processed into granular urea through the facility’s urea granulation plant to create dry granular urea (46% nitrogen concentration) or upgraded into DEF or UAN. We assess market demand for each of these four end products and allocate our East Dubuque Facility’s produced urea solution as appropriate. We sell liquid urea, including DEF, primarily to industrial customers in the power, ethanol and diesel emissions markets. DEF is a urea-based chemical reactant that is intended to reduce nitrogen oxide emissions in the exhaust systems of certain diesel engines of trucks and off-road farm and construction equipment. Although we believe that there is high demand for our granular urea in agricultural markets, we sell granular urea primarily to customers in specialty urea markets where the spherical and consistent size of the granules resulting from our “curtain granulation” technology generally command a premium price. Our East Dubuque Facility has a 12,000 ton capacity bulk warehouse that can be used for dry bulk granular urea storage.

Nitric Acid. Our East Dubuque Facility produces nitric acid through two separate nitric acid plants at the facility. Nitric acid is either sold to third parties or used within the facility for the production of ammonium nitrate solution, as an intermediate from which UAN is produced. We believe that our East Dubuque Facility currently has sufficient storage capacity available for the nitric acid produced at the facility.

Carbon Dioxide. CO2 is a gaseous product that is co-manufactured with ammonia, with approximately 1.1 tons of CO2 produced per ton of ammonia produced. Our East Dubuque Facility utilizes CO2 in its urea production and has developed a market for CO2 through conversion to a purified food grade liquid CO2. Our East Dubuque Facility has storage capacity for approximately 1,900 tons of CO2. We have multiple CO2 sales agreements that allow for regular shipment of CO2 throughout the year, and our current storage capacity is sufficient to support our CO2 delivery commitments.

Marketing and Distribution

Our East Dubuque Facility is located in the center of the Mid Corn Belt, the largest market in the United States for direct application of nitrogen fertilizer products. The Mid Corn Belt includes the States of Illinois, Indiana, Iowa, Missouri, Nebraska and Ohio. The States of Illinois and Iowa have been the top two corn producing states in the United States for the last 20 years according to the United States Department of Agriculture. We consider the market for our East Dubuque Facility to be comprised of the States of Illinois, Iowa and Wisconsin, and our core market to be the area located within an approximately 200-mile radius of our East Dubuque Facility.

In 2006, RNLLC entered into a distribution agreement with Agrium under which a majority of our East Dubuque Facility’s products, including ammonia and UAN, are sold. Pursuant to the distribution agreement, Agrium is obligated to use its commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for, nitrogen fertilizer products comprising ammonia, liquid and granular urea, UAN and nitric acid. Under the distribution agreement, Agrium bears the credit risk on products sold through Agrium pursuant to the agreement. The distribution agreement has a term that ends in April 2016, but automatically renews for subsequent one-year periods, unless either party delivers a termination notice to the other party at least three months prior to an automatic renewal.

During the calendar year ended December 31, 2012, the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011 and 2010, RNLLC sold 80% or more of the nitrogen fertilizer products produced at the East Dubuque Facility through Agrium pursuant to the distribution agreement, and sold the remaining amounts directly to customers. RNLLC’s management pre-approves price, quantity and other terms for each sale through Agrium, and it pays Agrium a commission for its services. RNLLC’s rights under the distribution agreement include the right to store specified amounts of its ammonia for a monthly fee at Agrium’s ammonia terminal in Niota, Illinois, which serves as another location where ammonia produced at its East Dubuque Facility is sold. RNLLC’s right to store ammonia at Agrium’s terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless it delivers a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, RNLLC’s right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. Outside of the distribution agreement, RNLLC also sells its East Dubuque Facility’s nitrogen products and CO2 directly to its customers.

Under the distribution agreement, RNLLC pays commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current rate of 5%, which is the maximum allowable rate under the distribution agreement during the first 10 years of the agreement. For the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, the effective commission rate associated with sales under the distribution agreement was 2.7%, 2.6%, 4.3% and 4.2% respectively.

Transportation

In most instances, our East Dubuque Facility’s customers take delivery of nitrogen products on a freight on board, or FOB, basis at the facility, and then arrange and pay to transport the products to their final destinations by truck. Similarly, under the distribution agreement, neither we nor Agrium are responsible for transportation, and customers that purchase our East Dubuque Facility’s products through Agrium also take delivery of such products FOB at the facility. When products are purchased FOB at the facility, the customer is responsible for all costs for and bears all risks associated with the transportation of products from the facility.

In certain instances, customers take delivery of products on a FOB destination basis. In these circumstances, we are responsible for the associated transportation costs. In order to accommodate barge and rail deliveries, we own and operate a barge dock on the Mississippi River, and a rail spur that connects to the Burlington Northern Santa Fe Railway, or Burlington Northern, and the Canadian National Railway Company or its predecessors have provided rail service to our East Dubuque Facility since 1966. We also ship products by barge to our leased storage facility in Niota, Illinois, which provides another distribution point from which our customers may pick up our East Dubuque Facility’s products by truck.

We believe that having the option to transport our East Dubuque Facility’s nitrogen products by barge or rail provides us with the flexibility to sell the facility’s products to locations that cannot be economically delivered by truck. However, transportation by truck generally is not subject to many of the risks and costs associated with transportation by barge or rail. Barge transportation from the Gulf Coast frequently is constrained by unpredictable conditions and limited equipment and storage infrastructure on the Mississippi River. Lock closures on the Upper Mississippi River can be caused by a variety of conditions, including inclement weather or surface conditions, and can unexpectedly delay barge transportation. In addition, in the United States, there are only two towing companies that transport ammonia by barge and only 32 active barges available for ammonia transport, and we believe those barges are fully utilized for transport of the current levels of ammonia produced in the U.S. Ammonia storage sites and terminals served by barge on the Mississippi River are controlled primarily by CF Industries Holdings, Inc., or CF Industries, Koch Industries, Inc., or Koch, and Agrium. Because ownership of storage sites and terminals is limited to these competitors, other competitors who rely on barge transportation could encounter storage limitations associated with the seasonal Mississippi River closure that occurs annually from mid-November to early March. Railroads also charge premium prices to ship certain toxic inhalation hazard, or TIH, chemicals, including ammonia, due in part to additional liability insurance costs incurred by the railroads. We believe that railroads are taking other actions, such as requiring indemnification from their customers for liabilities relating to TIH chemicals, to shift the risks they face from shipping TIH chemicals to their customers, which may make transportation of ammonia by rail less economically feasible.

Customers

We sell a majority of our East Dubuque Facility’s nitrogen products to customers located in the facility’s core market. We sold over 90% of our East Dubuque Facility’s nitrogen products to customers for agricultural uses during the calendar year ended December 31, 2012, the three months ended December 31, 2011 and each of the fiscal years ended September 30, 2011 and 2010. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts for fertilizer products with any of our customers.

In the aggregate, our East Dubuque Facility’s top five ammonia customers represented approximately 54%, 54%, 46% and 52%, respectively, of the facility’s ammonia sales for the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, and our East Dubuque Facility’s top five UAN customers represented approximately 38%, 53%, 50% and 60%, respectively, of the facility’s UAN sales for these periods. For the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, approximately 2%, 1%, 3% and 7%, respectively, of our East Dubuque Facility’s total product sales were to Agrium as a direct customer (rather than a distributor) and approximately 9%, 7%, 15% and 11%, respectively, of our East Dubuque Facility’s total product sales were to Crop Production Services, Inc., or CPS, a controlled affiliate of Agrium.

Seasonality and Volatility

The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons, which requires significant storage capacity. The accumulation of inventory to be available for seasonal sales requires us to maintain significant working capital. This seasonality generally results in higher fertilizer prices during peak fertilizer application periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. Our East Dubuque Facility’s products are sold both on the spot market for immediate delivery and under product prepayment contracts for future delivery at fixed prices. The terms of the product prepayment contracts, including the percentage of the purchase price paid as a down payment, can vary from season to season. Variations in the proportion of product sold through forward sales contracts and variations in the terms of the product prepayment contracts can increase the seasonal volatility of our cash flows and cause changes in the patterns of seasonal volatility from year-to-year. The cash from product prepayment contracts is included in our operating cash flow in the quarter in which the cash is received, while revenue related to product prepayment contracts is recognized when products are picked-up or delivered and the customer takes title. As a result, the cash received from product prepayment contracts increases our operating cash flow in the quarter in which the cash is received, but may effectively reduce our operating cash flow in a subsequent quarter if the cash was received in a quarter prior to the one in which the revenue is recorded. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

Another seasonal factor affecting the nitrogen fertilizer industry is the effect of weather-related conditions on the ability to transport products by barge on the Upper Mississippi River. During portions of the winter, the Upper Mississippi River cannot be used for transport due to lock closures, which could preclude the transportation of nitrogen products by barge during this period and may increase transportation costs. However, only approximately 5.6% and 1.7% of the ammonia and UAN tonnage from our East Dubuque Facility, respectively, that we sold during the calendar year ended December 31, 2012, 2.3% and 0.0% of the ammonia and UAN tonnage from our East Dubuque Facility, respectively, that we sold during the three months ended December 31, 2011, 4.4% and 3.7% of the ammonia and UAN tonnage from our East Dubuque Facility, respectively, that we sold during the fiscal year ended September 30, 2011, and 15.4% and 19.1% of the ammonia and UAN tonnage from our East Dubuque Facility, respectively, that we sold during the fiscal year ended September 30, 2010 were transported from our facility by barge.

The following table shows total tons of our East Dubuque Facility’s products shipped for each quarter presented below:

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2012	2011	2011	2010
	(in thousands of tons)
Ammonia
Quarter ended March 31	30		20	22
Quarter ended June 30	40		43	51
Quarter ended September 30	31		18	35
Quarter ended December 31	48	55	44	45
UAN
Quarter ended March 31	34		30	25
Quarter ended June 30	92		129	112
Quarter ended September 30	110		77	100
Quarter ended December 31	55	65	79	57
Other Nitrogen Products
Quarter ended March 31	13		12	14
Quarter ended June 30	13		15	12
Quarter ended September 30	14		7	10
Quarter ended December 31	9	10	10	7
CO2
Quarter ended March 31	15		27	24
Quarter ended June 30	15		26	32
Quarter ended September 30	25		23	36
Quarter ended December 31	21	15	34	15

Total Tons Shipped	565	145	594	597

RNLLC typically ships the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year, and the next highest volume of tons after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in the weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In more mild winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31.

Raw Materials

The principal raw material used to produce nitrogen fertilizer products at our East Dubuque Facility is natural gas. We historically have purchased natural gas in the spot market, through the use of forward purchase contracts, or a combination of both. We use forward purchase contracts to lock in pricing for a portion of our East Dubuque Facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. Our policy is to purchase natural gas under fixed-price forward contracts to produce the products that have been sold under product prepayment contracts for later delivery, effectively fixing a substantial portion of the gross margin on pre-sold product. We are able to purchase natural gas at competitive prices due to our East Dubuque Facility’s connection to the Northern Natural Gas interstate pipeline system which is within one mile of the facility. The pipeline is connected to Nicor Inc.’s distribution system at the Chicago Citygate receipt point from which natural gas is transported to the facility. Though we do not purchase natural gas for the purpose of resale, we occasionally sell natural gas when contracted quantities received exceed production requirements and storage capacities. The location of our East Dubuque Facility’s receipt point has allowed us to obtain relatively favorable natural gas prices for our excess natural gas using the Chicago Citygate price point created by the stable residential demand for the commodity in the city of Chicago, Illinois. Natural gas purchased and used in production by the East Dubuque Facility was approximately 10.6 million MMBtus (or million British thermal units), 2.3 million MMBtus, 10.3 million MMBtus and 9.9 million MMBtus in the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, respectively.

Changes in the levels of natural gas prices and market prices of nitrogen-based products can materially affect our financial position and results of operations. Natural gas prices in the United States have experienced significant fluctuations over the last several years, increasing substantially in 2008 and subsequently declining to the current lower levels. The price changes have been driven by changes in the demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Several recent discoveries of large natural gas deposits in North America, combined with advances in technology for natural gas production also have caused large increases in the estimates of available natural gas reserves and production in the United States, contributing to significant reductions in the market price of natural gas. One major factor in the recent decrease in natural gas prices has been the use of technologies, including hydraulic fracturing and horizontal drilling, that have substantially increased the amount of natural gas produced in the United States. Hydraulic fracturing is the process of fracturing the underground formation with water, sand and chemicals under high pressure to recover natural gas from coalbeds and shale gas formations that otherwise may have been inaccessible. Horizontal drilling involves drilling a well from the surface to a subsurface location and then proceeding horizontally, which typically exposes significantly more reservoir rock to the well bore and thus results in greater potential natural gas recovery than traditional vertical drilling. Seasonal fluctuations in natural gas prices exist within each year resulting from various supply and demand factors, including, but not limited to, the severity of winter weather and its effect on consumer and industrial demand for heating, the severity of summer weather and its effect on industrial demand by utilities for electrical generation, and hurricane activity in the Gulf of Mexico.

Competition

Our East Dubuque Facility competes with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than we are and have significantly greater financial and other resources than we do.

We believe that customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product at the critical application times. Our East Dubuque Facility’s proximity to its customers provides us with a competitive advantage over producers located further away from those customers. The nitrogen fertilizer facilities closest to our East Dubuque Facility are located in Fort Dodge, Creston, and Port Neal, Iowa, approximately 190 miles, 275 miles and 300 miles, respectively, from our East Dubuque Facility, and in Lima, Ohio, approximately 350 miles to the east of our East Dubuque Facility. Our East Dubuque Facility’s physical location in the center of the Mid Corn Belt provides the facility with a transportation cost advantage, compared to other producers who must ship their products over greater distances to our East Dubuque Facility’s market area. The combination of our East Dubuque Facility’s proximity to its customers and our storage capacity at the facility allows customers to better time the pick-up and application of our products, as deliveries from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer and planting may occur. However, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. For example, Orascom Construction Industries Company, or OCI, an Egyptian producer of fertilizer products, announced that in November 2012 it broke ground on construction of a facility in our core market that is designed to produce between 1.5 to 2.0 million metric tons per year of ammonia, urea, UAN and diesel exhaust fluid by mid-2015. If a new nitrogen fertilizer facility is completed in our East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of our East Dubuque Facility. The completion of such a facility could have a material adverse effect on our results of operations and financial condition.

We plan to continue to operate our East Dubuque Facility with natural gas as its primary feedstock. Competitors may have access to cheaper natural gas or other feedstocks that could provide them with a cost advantage. Depending on its magnitude, the amount of this cost advantage could offset the savings we may experience on transportation and storage costs as a result of our East Dubuque Facility’s location. For the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, our East Dubuque Facility’s average prices for natural gas in cost of sales were $3.59 per MMBtu, $4.75 per MMBtu, $4.66 per MMBtu and $4.79 per MMBtu, respectively.

Our Pasadena Facility

Our Pasadena Facility is located on approximately 500 acres in Texas on the Houston Ship Channel. In early 2011 prior to our ownership, the Pasadena Facility ceased production of phosphate fertilizers, which included diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. Major capital and maintenance projects were undertaken at the Pasadena Facility, including decommissioning certain phosphate production assets, and converting a portion of its assets to the production of ammonium sulfate fertilizer. Ammonium sulfate is now the primary product of the Pasadena Facility. Following the conversion, the Pasadena Facility continues to produce sulfuric acid and ammonium thiosulfate.

Our Pasadena Facility is the largest producer of synthetic ammonium sulfate and the third largest overall producer of ammonium sulfate in North America. We believe that our ammonium sulfate has several benefits that distinguish it from competing products. In general, the ammonium sulfate that is available for sale in our industry is a byproduct of other processes and does not have certain characteristics valued by customers. Our ammonium sulfate is sized to the specifications preferred by customers and may more easily be blended with other fertilizer products. We also believe that our ammonium sulfate has a longer shelf-life, is more stable and is more easily transported and stored than many other competing products.

The following table sets forth our Pasadena Facility’s current rated production capacity for the listed products in tons per day and tons per year, and our product storage capacity.

Product	Approximate Production Capacity		Product Storage Capacity
	Tons /Day	Tons /Year(1)
Ammonium sulfate	1,750	577,500	60,000 tons
Sulfuric acid	1,750	638,750	27,000 tons
Ammonium thiosulfate	165	60,225	14,000 tons

(1)	Ammonium sulfate production capacity for the year is based on daily rated production capacity times 330 days given regular required cleanings of the granulator. Sulfuric acid and ammonium thiosulfate production capacities for the year are based on daily rated production capacity times 365 days. The number of actual operating days will vary from year to year.

The following table sets forth the amount of products produced by, and shipped from, our Pasadena Facility for the period beginning November 1, 2012 (the closing date of the Agrifos Acquisition) through December 31, 2012 (in thousands of tons):

Products Produced
Ammonium sulfate	88
Sulfuric acid	69
Ammonium thiosulfate	9
Products Shipped
Ammonium sulfate	115
Sulfuric acid	27
Ammonium thiosulfate	—

Expansion Projects

We are continually evaluating or pursuing opportunities to increase our profitability by expanding our Pasadena Facility’s production capabilities and product offerings, including with the following expansion projects:

•

Ammonium Sulfate Debottlenecking and Production Capacity Project. We have commenced a debottlenecking project at our Pasadena Facility. As part of this project, we expect to make process improvements to the facility during a 14-day planned outage of the ammonium sulfate plant at the facility in November 2013, and to complete upgrades to certain material handling equipment at the facility in the first quarter of 2014. Following the November 2013 work, we expect that the ammonium sulfate production capacity at our Pasadena Facility will increase by approximately 20%, from 1,750 tons per day to 2,100 tons per day. The upgrades to the material handling equipment to be completed in early 2014 are expected to ensure that the additional production can be reliably stored and loaded for distribution. If we obtain the necessary financing to complete this project on schedule and it is approved by the board of directors of the General Partner, we expect this project could cost approximately $6.0 million to complete.

•

Power Generation Project. We have commenced plans and engineering for an electrical power generation project at our Pasadena Facility. As part of this project, we intend to install a steam turbine/generator set that would use excess steam produced from the sulfuric acid plant at the facility to produce electrical power. We expect that a portion of the power will be used in our Pasadena Facility, reducing electricity expenses, and the remaining power will be sold in the deregulated Texas power market, creating an additional revenue stream. We expect that this project will be completed in the fall of 2014 at a cost of approximately $30.0 million.

We intend to finance substantially all of the costs of these expansion projects using borrowings under the New 2012 Credit Agreement. In addition to the New CapEx Facility, the New 2012 Credit Agreement provides for a $35.0 million incremental term loan facility, or the Accordion Facility. The Accordion Facility allows the Partnership, at any time on or before October 31, 2014, to borrow additional funds under the terms of the New 2012 Credit Agreement from any of the lenders, if such lenders agree to lend such amount. Proceeds from the Accordion Facility must be used for development projects at our Pasadena Facility as described above. If the lenders do not agree to lend amounts under the Accordion Facility to us, we would need to seek alternative sources of funding for the expansion projects. Depending on conditions in the capital markets, we also may seek external funding, among other things, to finance a portion of the costs of these expansion projects, including financing from the issuance of common units or debt securities by RNP. However, there is no assurance that these sources of capital would be available to us.

Products

Our Pasadena Facility’s products are applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat. Our Pasadena Facility’s product sales are heavily weighted toward sales of ammonium sulfate, which made up approximately 92% of our Pasadena Facility’s total revenues for the calendar year ended December 31, 2012. Our Pasadena Facility’s products are sold primarily through distribution agreements as described below under “—Marketing and Distribution.”

Ammonium Sulfate. Ammonium sulfate is a solid dual-nutrient fertilizer produced by combining ammonia and sulfuric acid. Ammonium sulfate is the form of sulfur most available as a nutrient for crops. Our Pasadena Facility produces ammonium sulfate that is sized to the specifications of other nitrogen, phosphate and potash fertilizer products which results in less segregation in blended products. The ammonium sulfate plant at our Pasadena Facility has a current rated capacity of approximately 1,750 tons per day, which is expected to increase to approximately 2,100 tons per day following completion of our ammonium sulfate debottlenecking and production capacity project at our Pasadena Facility. Our Pasadena Facility has storage capacity for 60,000 tons of ammonium sulfate. In addition, we have an arrangement with Interoceanic Corporation, or IOC that permits us to store 32,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of our Pasadena Facility’s ammonium sulfate.

Sulfuric Acid. Our Pasadena Facility produces sulfuric acid primarily for the production of ammonium sulfate. The majority of the sulfuric acid sold by our Pasadena Facility is sold through a distributor to industrial consumers. Our Pasadena Facility has storage capacity for 27,000 tons of sulfuric acid.

Ammonium Thiosulfate. Ammonium thiosulfate is a liquid fertilizer. Ammonium thiosulfate typically is combined with UAN to help increase the efficiency of nitrogen in crops. Our Pasadena Facility has storage capacity for 14,000 tons of ammonium thiosulfate.

Marketing and Distribution

We sell substantially all of our Pasadena Facility’s products through marketing and distribution agreements that automatically renew for successive one year periods. Pursuant to an exclusive marketing agreement we have entered into with IOC, IOC has the exclusive right and obligation to market and sell all of our Pasadena Facility’s granular ammonium sulfate in certain specified jurisdictions. Under the marketing agreement, IOC is required to use commercially reasonable efforts to market the product to obtain the most advantageous price. We compensate IOC for transportation and storage costs relating to the granular ammonium sulfate it markets through the pricing structure under the marketing agreement. The marketing agreement has a term that ends in February 2014, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 180 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. During the period beginning November 1, 2012 through December 31, 2012, the marketing agreement with IOC accounted for 100% of our Pasadena Facility’s ammonium sulfate revenues. In addition, we have an arrangement with IOC that permits us to store 32,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers. This arrangement currently is not governed by a written contract.

Transportation

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices by barge, truck or rail. The facility has two deep-water docks and access to the Mississippi waterway system and international waterways. The docks at the facility are suitable for loading and unloading bulk or liquid barges with payloads of up to 35,000 tons. The facility is also connected to key domestic railways which permit the efficient, cost-effective distribution of its products west of the Mississippi River. We believe this provides a significant cost advantage relative to producers located on the East Coast that are forced to switch railways when shipping product to this region. Our location on the Houston Ship Channel allows our distributors or us to use low cost barge and vessel when selling products and purchasing feedstocks.

Customers

We sell substantially all of the products from our Pasadena Facility to IOC and its other distributors, and do not have direct contact with our distributors’ customers. Our distributors sell a majority of our Pasadena Facility’s products to customers located west of the Mississippi River. Through our distributors, we sold all of our Pasadena Facility’s nitrogen products to customers for agricultural uses during the calendar year ended December 31, 2012. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts for fertilizer products with any of our customers exceeding one year.

Seasonality and Volatility

The ammonium sulfate and ammonium thiosulfate business is seasonal, based upon planting, growing and harvesting cycles. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. While we experience seasonality in our domestic sales of ammonium sulfate and ammonium thiosulfate, our sales internationally offset a portion of this seasonal impact in our total revenues. Further, we adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available on-site storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store 32,000 tons of ammonium sulfate at IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to cease production of the product until such capacity becomes available. Our Pasadena Facility’s fertilizer products are sold both on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The amount of products we sell under product prepayment contracts is highly variable. As of December 31, 2012, there were approximately 6,300 tons of ammonium sulfate sold under product prepayment contracts. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

The majority of sulfuric acid our Pasadena Facility sells to its distributor is placed with industrial consumers. Demand generally is constant during the year since sales of industrial products, such as sulfuric acid, are generally not impacted by seasons and weather. We typically ship sulfuric acid from our Pasadena Facility each month of the year with the majority of the product sold under annual contracts.

Raw Materials

The principal raw materials used to produce nitrogen fertilizer products at our Pasadena Facility are ammonia and sulfur. Since January 2013, we have purchased ammonia for use at the facility from OCI Beaumont, LLC, or OCI Beaumont. OCI Beaumont operates an ammonia and methanol production facility on the Neches River in Nederland, Texas just outside of Beaumont, Texas. Ammonia pricing is based on a published Tampa, Florida market index. The Tampa index is commonly used in annual contracts for both the agricultural and industrial sectors, and is based on the most recent major industry transactions in the Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. An 1,800 short ton ammonia barge delivers ammonia from Beaumont, Texas to our Pasadena Facility, pursuant to a long term lease we entered into with Port Arthur Towing Company. Ammonia purchased and used in production at our Pasadena Facility was approximately 23,000 tons in the two-month period ended December 31, 2012.

We obtain sulfur for our Pasadena Facility primarily by truck from local refineries in the Houston area and, to a lesser extent, by rail car. Major suppliers of sulfur to our Pasadena Facility include refiners, such as Phillips 66 Company, Shell Oil Products U.S. and Valero Energy Corporation. Our contracts with these refiners generally have a term of one year. Once pricing for the first quarter of a year is negotiated, the price then fluctuates up or down each subsequent quarter based on changes to a Tampa index that is set on a quarterly basis through negotiations between large industry producers and consumers. Sulfur purchased and used in production at our Pasadena Facility was approximately 26,000 tons in the two-month period ended December 31, 2012.

Competition

Our Pasadena Facility competes with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than we are and have significantly greater financial and other resources than we do. We believe that customers who purchase the product make purchasing decisions based, in part, on the product’s size and shelf life. The majority of ammonium sulfate produced in North America and globally is generated as a byproduct of another process. Our ammonium sulfate (which we refer to as synthetic ammonium sulfate) is made specifically for fertilizer and is sized to the specifications preferred by customers and is more easily blended with other fertilizer products. We also believe that our ammonium sulfate has a longer shelf-life, is more stable and is more easily transported and stored than many other competing products. Honeywell International Inc., the largest producer of ammonium sulfate in the United States is located in Hopewell, Virginia, approximately 1,350 miles from our Pasadena Facility. BASF AG, the second largest producer of ammonium sulfate, is located in Freeport, Texas, approximately 60 miles away from our Pasadena Facility. Our Pasadena Facility has access to transportation at favorable prices, such as low cost barge and vessel. We believe that our close proximity to sources of our primary feedstocks and access to low-cost transportation enables the facility to offer competitive pricing to customers adjacent to and west of the Mississippi River.

We also face competition from numerous regional producers of sulfuric acid, including E. I. du Pont de Nemours and Company, or DuPont, located in El Paso and La Porte, Texas and Burnside, Louisiana, Rhodia Inc. located in Baytown and Houston, Texas and Chemtrade Logistics Inc., located in Beaumont, Texas.

Potential New Line of Business

We are focused on immediate growth opportunities within the energy industry and are pursuing acquisitions and projects within the energy industry that do not rely on new technologies. Such investments in new energy businesses will be expected to generate strong returns, with ready markets and certainty of revenue. The investments we are considering have either immediate or near-term profitability, and will meet our disciplined investment criteria, including: unlevered, after-tax returns in the mid-teens or higher; certainty of revenue with long-term contracts for off-take, stability of cash flows; reliance upon demonstrated technologies; and opportunities to leverage our expertise and resources. Our objective in any acquisition is to achieve returns on investment at least commensurate with the risk of such investment. Acquisitions may be for stock, cash, or other consideration. Acquisitions involve numerous risks and uncertainties, and there can be no assurance that we will be able to complete any acquisitions on a timely basis or at all.

Our Alternative Energy Business

We were initially formed to develop and commercialize alternative energy technologies. We own a research and development site, the Rentech Energy Technology Center, located in Commerce City, Colorado that also hosts the PDU, a demonstration-scale fuels production plant. Over the course of operating the PDU, we have obtained operating data on our alternative energy technologies and we have created a portfolio of intellectual property rights to protect our technological advancements. Our technologies enable the production of certified synthetic fuels, other renewable fuels, and renewable power when integrated with other third-party technologies.

Revised Alternative Energy Strategy

We have adopted a revised strategy with respect to our alternative energy technologies, which includes (i) plans to eliminate our spending on research and development and significantly reducing other expenses related to alternative energy technologies for the foreseeable future, including reduced spending resulting from our closing of the PDU, (ii) continuing low-cost efforts to seek partners who would provide funding to deploy our technologies and (iii) pursuing the sale or licensing of our technologies to third parties who are developing projects. The revised strategy is a direct result of the high cost to develop new technologies relative to current energy prices and lack of government incentives and regulations supporting alternative energy, particularly within the United States, which have made it difficult for the Company and other companies to commercialize alternative energy technologies. While we believe that our technologies may have commercial value in the future or in different geographies, we do not expect the market opportunity for alternative energy to improve materially in the United States within the next several years.

In February 2013, we concluded testing of the Rentech-ClearFuels Gasifier, partially funded by a $23.0 million grant from the Department of Energy to supply synthetic gas (or syngas) to the PDU in order to show, at demonstration scale, a gasification technology that would complement the Rentech-SilvaGas Technology. We operated our Rentech-ClearFuels gasification technology at the PDU for over 2,200 hours, and we operated the integrated biomass-to-fuels IBR project for more than 1,000 hours. The winding down and de-commissioning of the PDU is expected to be completed by mid-2013. In addition to our closing of the PDU, we have initiated a process to sell the approximately 450 acres of land in Natchez, Mississippi, we previously acquired for the development of an alternative energy facility. Any ongoing activities related to our alternative energy technologies will be to protect patents covering our alternative energy technologies, to maintain the Commerce City site if efforts to sell the site are unsuccessful or to continue low-cost efforts to seek partners who would provide funding to deploy our technologies. We will retain a core team at the RETC to pursue these activities.

Technologies and Products

We (i) own the patented Rentech Process, which is based on FT chemistry and can convert syngas produced by our or others’ gasification technologies into complex hydrocarbons that can subsequently be upgraded into fuels or chemicals using refining technology, (ii) hold a 100% equity ownership interest in SilvaGas Holding Corporation, or SilvaGas, and the Rentech-SilvaGas Technology, which can convert a wide range of biomass and waste feedstocks, including wood, wood residues, straw, switch grass, refuse-derived fuel, energy crops and agricultural residues, into syngas, and (iii) hold a 95% equity ownership interest in ClearFuels Technology, Inc., or ClearFuels, a bio-energy gasification and project development company that owns technology that can convert cellulosic biomass feedstock, such as wood waste and sugar cane bagasse, into syngas.

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

Facilities using our technologies can be designed and configured to produce synthetic fuels, chemicals and/or power from fossil and biomass resources. The products that could be produced utilizing our technologies include renewable synthetic diesel and jet fuels, base oil, naphtha (primarily used as a feedstock in the production of plastic) and power from biomass resources; synthetic diesel and jet fuels, base oil, naphtha and power from fossil or fossil and biomass resources; paraffinic waxes, solvents and specialty chemicals; syngas and renewable hydrogen; and power.

Competing Technologies in the Alternative Energy Segment

Competition for our technologies varies depending on the technology and the relevant market.

We believe that there are two primary categories of competition with the Rentech-SilvaGas Technology and Rentech-ClearFuels Technology: conventional, proven technologies and developmental, small-scale technologies. We believe that the conventional technologies are typically used to combust biomass to operate a steam turbine for power production. These technologies have been deployed at large commercial scale facilities and are currently the established technologies for biomass-to-energy projects. We believe that the developmental technologies are typically designed to produce a medium-BTU syngas which could be used for a wider range of applications, including more efficient power production and for higher value fuels such as Fischer-Tropsch fuels, ethanol, butanol, or for precursors of many industrial chemicals. These technologies are generally considered to have higher technological or scale-up risk than their conventional competitors because they have operated only at small scale or pilot scale.

Fuels and chemicals produced with our technologies would compete broadly with fuels and chemicals produced from petroleum as well as alternative fuels and chemicals produced from various feedstocks. We believe that synthetic fuels produced with our technologies have some advantages over other types of alternative fuels due to their high quality and low emissions properties. Our fuels, when produced from biomass, may have very low life-cycle carbon footprints, which could be an advantage, depending on the development of regulations to limit carbon emissions. Power produced with our technologies would compete broadly with power produced by utilities and independent power producers. In particular, we compete with other forms of renewable power, such as wind, solar, and geothermal, in selling our renewable power to utilities who are trying to fulfill their obligations under various programs to procure and sell renewable power. Syngas produced by our technologies would compete broadly with syngas produced from a number of proposed projects that would use new technologies to convert biomass and/or waste into syngas. Since syngas is an alternative to natural gas as a feedstock, we also compete with large and well-capitalized companies that supply natural gas.

Our Intellectual Property and Patents

As of February 28, 2013, we owned or licensed 50 issued and 38 pending United States utility patents and patent applications pertaining to the Rentech Process, the Rentech-SilvaGas Technology, the Rentech-ClearFuels Technology, and related processes, including the applications of these processes, the products made by the Rentech Processes and the materials used in connection with the Rentech Processes. We also protect certain of our technologies abroad in foreign countries. As of February 28, 2013, we owned or licensed 49 issued non-domestic patents and 131 pending non-domestic patent applications (all of which are counterparts to our United States utility patents).

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

The term of a utility patent is generally 20 years from the earliest priority date for the application in the United States Patent and Trademark Office, or the USPTO. Patents that are in force on or that will issue on an application that was filed before June 8, 1995 have a term that is the greater of the 20 year term noted above or 17 years from the patent grant. Our first patent matured from an application that was filed in 1992 and expired 17 years from the grant date. Our most recent applications were filed in 2012.

We have registered RENTECH® as a trademark and it is listed on the Primary Register of the USPTO. The use of RENTECH® as just the name, or with the stylized bubbles that comprise our corporate logo, will identify and distinguish our services from those of other companies. We have also registered or are in the process of registering the RENTECH® mark in certain foreign jurisdictions. We have registered RENJET®, RENCHEM®, RENDIESEL® and RENPOWER® as trademarks on the Primary Register of the USPTO and in Canada. These marks are representative of the names under the Rentech product umbrella that would be used for certain fuel, chemical and power products produced using the Rentech Process.

In conjunction with RNP’s initial public offering, we registered the mark Rentech Nitrogen™ with the USPTO. This mark identifies fertilizer products and related services offered by RNP and its subsidiaries.

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

We also maintain trade secrets and confidential proprietary information that we use in connection with the Rentech Process, Rentech-ClearFuels Technology and Rentech-SilvaGas Technology. The life of a trademark is indefinite as long as there is continual use of the mark. The term of our trade secrets and proprietary information is perpetual as long as we prevent public disclosure by keeping them secret and confidential and as long as they are not discovered by others. We typically protect our trade secrets and confidential proprietary information through non-disclosure agreements with parties with whom we do business.

Our ability to deploy and license our technologies depends upon the intellectual property that we own. Our intellectual property gives us rights to exploit our technologies and to exclude others from making, using, selling, offering for sale, or importing certain inventions throughout the United States and those jurisdictions in which we have secured rights, without our consent.

Environmental Matters

Our business is subject to extensive and frequently changing federal, state and local, environmental, health and safety regulations governing a wide range of matters, including the emission of air pollutants, the release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of our fertilizer products, raw materials, and other substances that are part of our operations. These laws include the Clean Air Act, or the CAA, the federal Water Pollution Control Act, or the Clean Water Act, the Resource Conservation and Recovery Act, or RCRA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Toxic Substances Control Act, and various other federal, state and local laws and regulations. These laws, their underlying regulatory requirements and the enforcement thereof impact us by imposing:

•	restrictions on operations or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits and authorizations;

•	liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and off-site waste disposal locations; and

•	specifications for the products we market.

These laws significantly affect our operating activities as well as the level of our operating costs and capital expenditures. Failure to comply with environmental laws, including the permits issued to us thereunder, generally could result in substantial fines, penalties or other sanctions, court orders to install pollution-control equipment, permit revocations and facility shutdowns. During the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, we made $0.3 million, $0.5 million, $5.6 million and $1.3 million, respectively, of environmental, health and safety-related capital expenditures at the East Dubuque Facility. During the calendar years ended December 31, 2012, 2011 and 2010, we (or the Seller) made $1.0 million, $0.6 million and $1.3 million, respectively, of environmental, health and safety-related capital expenditures at the Pasadena Facility.

Our operations require numerous permits and authorizations. A decision by a governmental regulator to revoke or substantially modify an existing permit or authorization could have a material adverse effect on our ability to continue operations at the impacted facility. Expansion of our operations is predicated upon obtaining the necessary environmental permits and authorizations. We may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.

In addition, environmental, health and safety laws may impose joint and several liability, without regard to fault, for cleanup of a contaminated site on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. Private parties, including the owners of properties adjacent to other facilities where our wastes are taken for disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our business, financial condition or results of operations.

The laws and regulations to which we are subject are complex, change frequently and have tended to become more stringent over time. The ultimate impact on our business of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the CAA, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

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

Our facilities have experienced some level of regulatory scrutiny in the past, and we may be subject to further regulatory inspections, future requests for investigation or assertions of liability relating to environmental issues. In the future, we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

Certain environmental regulations and risks associated with our business are outlined below. We strive to maintain compliance with these regulations; however, they are complex and varied, and our operations are heavily regulated, and we may, from time to time, fall out of compliance. As examples, the Pasadena Facility may not comply with wastewater and stormwater discharge requirements and solid and hazardous waste requirements, and the US Environmental Protection Agency, or EPA, issued in December 2011 a consent agreement and final order, or CAFO, concerning hazardous waste management and air emissions at the Pasadena Facility which imposed civil penalties of $1.8 million plus interest. Pursuant to this CAFO, penalties of approximately $0.7 million were paid prior to the closing of the Agrifos Acquisition, we were obligated to pay penalties of approximately $0.4 million in December 2012, and we are obligated to pay penalties of approximately $0.7 million by December 2013.

The Federal Clean Air Act. The CAA and its implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, impose permitting and emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain substances. Standards promulgated pursuant to the CAA may require that we install controls at or make other changes to our facilities. If new controls or changes to operations are needed, the costs could be significant. In addition, failure to comply with the requirements of the CAA and its implementing regulations could result in substantial fines, civil or criminal penalties, or other sanctions.

The regulation of air emissions under the CAA requires that we obtain various construction and operating permits, including Title V air permits and incur capital expenditures for the installation of certain air pollution control devices at our facilities. Measures have been taken to comply with various regulations specific to our operations, such as National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards and New Source Review. We have incurred, and expect to continue to incur, substantial capital expenditures to maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future. As one example, we are confirming whether certain emissions at our Pasadena facility are in compliance with applicable emission limits, and we are currently conducting testing to assess if any action will be required. As another example, we have one project that is designed to achieve compliance with the emissions limits and other requirements applicable to our East Dubuque Facility. In July 2011, we began operating what we believe is the first tertiary N2O catalytic converter in the United States on one of our nitric acid plants at our East Dubuque Facility. This converter is designed to convert approximately 90%, and for the year ended December 31, 2012 converted on average approximately 92% of the N2O generated in our production of nitric acid into nitrogen and oxygen at that one plant. For the year ended December 31, 2012, the converter reduced N2O emissions at our East Dubuque Facility by approximately 330 tons. This converter also monitors and records its effect on reducing N2O emissions and we are awarded corresponding emission reduction credits for the reduction. If we do not need the credits, we can list the credits on an active registry, such as the Climate Registry maintained by the Climate Action Reserve, and sell the credits for a profit. We have entered into a five-year agreement to supply emission reduction credits with sales totaling approximately $0.1 million during the calendar year ended December 31, 2012.

Release Reporting. The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws, including the Emergency Planning and Community Right-to-Know Act. We occasionally experience releases of hazardous or extremely hazardous substances from our operations or properties. We report such releases to the EPA, the IEPA, the Texas Commission on Environmental Quality, and other relevant federal, state and local agencies as required by applicable laws and regulations. If we fail to properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.

Clean Water Act. The Clean Water Act and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

GHG Emissions. Currently, various legislative and regulatory measures to address greenhouse gas, or GHG, emissions (including CO2, methane and nitrous oxides) are in various phases of discussion or implementation. At the federal legislative level, Congress has previously considered legislation requiring a mandatory reduction of GHG emissions. Although Congressional passage of such legislation does not appear imminent at this time, it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency or impose a carbon fee.

In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we monitor our GHG emissions from our facilities and began reporting the emissions to the EPA annually beginning in September 2011. On December 7, 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as our facilities, must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the CAA. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install best available control technology, or BACT, for those regulated pollutants that are emitted in certain quantities. Phase I of the Greenhouse Gas Tailoring Rule, which became effective on January 2, 2011, requires projects already triggering PSD permitting that are also increasing GHG emissions by more than 75,000 tons per year to comply with BACT rules for their GHG emissions. Phase II of the Greenhouse Gas Tailoring Rule, which became effective on July 1, 2011, requires preconstruction permits using BACT for new projects that emit 100,000 tons of GHG emissions per year or existing facilities that make major modifications increasing GHG emissions by more than 75,000 tons per year. The ongoing ammonia production and storage capacity expansion project at our East Dubuque Facility did not trigger the need to install BACT because actual construction commenced prior to July 1, 2011 and is not considered a major modification with respect to criteria pollutants. However, a future major modification to one of our facilities may require us to satisfy BACT requirements and potentially require us to meet other CAA requirements applicable to GHG emissions. The EPA’s endangerment finding, the Greenhouse Gas Tailoring Rule and certain other GHG emission rules have been challenged and will likely be subject to extensive litigation. In addition, a number of Congressional bills were introduced in 2010 and 2011 to overturn the endangerment finding and bar the EPA from regulating GHG emissions, or at least to defer such action by the EPA under the CAA, although President Obama has announced his intention to veto any such bills if passed.

In addition to federal regulations, a number of states have adopted regional GHG initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwest states formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is not known if or when any such laws or regulations will be implemented in Illinois.

The implementation of additional EPA regulations and/or the passage of federal or state climate change legislation will likely result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. In addition, climate change legislation and regulations may result in increased costs not only for our business but also for agricultural producers that utilize our fertilizer products, thereby potentially decreasing demand for our nitrogen fertilizer products. Decreased demand for our fertilizer products may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

Management of Hazardous Substances and Contamination. Under CERCLA and related state laws, certain persons may be liable at sites where or from release or threatened release of hazardous substances has occurred or is threatened. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, retroactive and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. Under RCRA, persons may be liable at sites where the past or present storage, handling, treatment, transportation, or disposal of any solid or hazardous waste may present an imminent and substantial endangerment to health or the environment. These persons can include the current owner or operator of property where disposal occurred, any persons who owned or operated the property when the disposal occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under RCRA is strict and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. As is the case with all companies engaged in similar industries, depending on the underlying facts and circumstances we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of or released. We cannot assure you that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material. For a discussion of hazardous substances management at the Pasadena Facility, see the risk factor captioned “There are phosphogypsum stacks located at the Pasadena Facility that will require closure. In the event we become financially obligated for the costs of closure, this would have a material adverse effect on our business, cash flow and ability to make cash distributions to our unitholders.” For a discussion of releases at the Pasadena Facility, see the risk factor captioned “Soil and groundwater at the Pasadena Facility is pervasively contaminated, and we may incur costs to investigate and remediate known or suspected contamination at the Pasadena Facility. We may also face legal actions or sanctions or incur costs related to contamination or noncompliance with environmental laws at the facility.”

Underground Injection Operations. Underground injection operations are subject to the Safe Drinking Water Act, or SWDA, as well as analogous state laws and regulations. Under the SWDA, the EPA established the underground injection control or UIC program, which includes requirements for permitting, testing, monitoring, record keeping, and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. ExxonMobil Corporation (a former owner of the Pasadena Facility), or ExxonMobil, operates injection wells located at or surrounded by our Pasadena Facility for the disposal of wastewater related to the phosphogypsum stacks. State regulations require that a permit be obtained from the applicable regulatory agencies to operate underground injection wells. Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of ExxonMobil’s UIC permit, which could adversely impact the closure of the phosphogypsum stacks.

Environmental Insurance. We have a premises pollution liability insurance policy which covers third party bodily injury and property damages claims, remediation costs and associated legal defense expenses for pollution conditions at or migrating from our facilities and the transportation risks associated with moving waste from our facilities to offsite locations for unloading or depositing waste. The policy also covers business interruptions and non-owned disposal sites. Our policy is subject to a limit and self-insured retention and contains other terms, exclusions, conditions and limitations that could apply to a particular pollution condition claim, including the closure post closure of the gypsum stacks (the responsibility of ExxonMobil) and we cannot guarantee that a claim will be adequately insured for all potential damages.

Safety, Health and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, the purpose of which are to protect the health and safety of workers. Various OSHA standards may apply to our operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process that involves a chemical at or above the specified thresholds or any process that involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. We have an internal safety, health and security program designed to monitor and enforce compliance with worker safety requirements, and we routinely review and consider improvements in our programs. We also are subject to EPA Chemical Accident Prevention Provisions, known as the Risk Management Plan requirements, which are designed to prevent the accidental release of toxic, reactive, flammable or explosive materials, and the United States Coast Guard’s Maritime Security Standards for Facilities, which are designed to regulate the security of high-risk maritime facilities. We believe that we are in material compliance with all applicable laws and regulations related to worker health and safety. Notwithstanding these preventative measures, we cannot guarantee that serious accidents will not occur in the future.

Financial Information About Our Business Segments

Financial information about our business segments is provided in Note 20 of our Consolidated Financial Statements.

Employees and Labor Relations

As of December 31, 2012, we had 201 non-unionized and salaried employees, and 146 unionized employees. Of these employees, 109 non-unionized and salaried employees were employed in our alternative energy segment. We believe that we have good relations with our employees. The General Partner has collective bargaining agreements in place covering unionized employees at our East Dubuque Facility and Pasadena Facility. The agreement for the East Dubuque Facility is effective until October 17, 2016. There are two agreements for the Pasadena Facility. One agreement expires on March 28, 2013 and the other, which covers nine employees, expires on April 30, 2013. We have not experienced work stoppages in the recent past.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practical after they are filed or furnished to the SEC, at the “Investor Relations” portion of our website, www.rentechinc.com. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us that we file electronically with the SEC. The information contained on our website does not constitute part of this report.

ITEM 1A — RISK FACTORS

Set forth below are certain risk factors related to our business. Actual results could differ materially from those anticipated as a result of these and various other factors, including those set forth in our other periodic and current reports filed with the SEC, from time to time. If any risks or uncertainties develops into an actual event, our business, financial condition, cash flow or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Nitrogen Fertilizer Business

Our nitrogen fertilizer operations may become unprofitable and may require substantial working capital financing.

In recent years, our nitrogen fertilizer business has generated positive income from operations and positive cash flow from operations. However, in the past, we sustained losses and negative cash flow from operations. Our profits and cash flow are subject to changes in the prices for our products and our main inputs, natural gas, ammonia and sulfur, which are commodities, and, as such, the prices can be volatile in response to numerous factors outside of our control. Our profits depend on maintaining high rates of production of our products, and interruptions in operations at the Facilities, could materially adversely affect our profitability. If we are not able to operate the Facilities at a profit or if we are not able to retain cash or access a sufficient amount of financing for working capital for our nitrogen fertilizer operations, our business, financial condition, cash flow and results of operations could be materially adversely affected, which could adversely affect the trading price of our common stock.

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

We are exposed to fluctuations in nitrogen fertilizer demand and prices in the agricultural industry. These fluctuations historically have had, and could in the future have, significant effects on prices across all nitrogen fertilizer products and, in turn, our financial condition, cash flow and results of operations, which could result in significant volatility or material reductions in the price of our common stock.

Nitrogen fertilizer products are commodities, the prices of which can be highly volatile. The price of nitrogen fertilizer products depends on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, the prices of natural gas, ammonia, sulfur and other raw materials, the prices of other commodities such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat, and weather conditions, all of which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base production, our customers may acquire nitrogen fertilizer products from our competitors, and our profitability will be negatively impacted. If seasonal demand is less than we expect, we will be left with excess inventory that will have to be stored or liquidated, which could adversely affect our operating margins.

Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. Nitrogen fertilizer products are currently in high demand, driven by a growing world population, changes in dietary habits and an expanded production of corn. Supply is affected by available capacity and operating rates of nitrogen producers, raw material costs, government policies and global trade. A significant or prolonged decrease in nitrogen fertilizer prices would have a material adverse effect on our business and cash flow. Further, the margins on the sale of ammonium sulfate fertilizer products are currently lower than the margins on our other main nitrogen fertilizer products. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which RNPLLC sells these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. A significant or prolonged decrease in profits (or increase in losses) on the sale of our ammonium sulfate fertilizer products would have a material adverse effect on our business and cash flow.

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

A major factor underlying the current level of demand for corn and the use of nitrogen fertilizer products is the current production level of ethanol in the United States. Ethanol production in the United States is dependent in part upon a myriad of federal and state incentives. Such incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. Studies showing that expanded ethanol production may increase the level of GHGs in the environment, or other factors, may reduce political support for ethanol production. For example, the Volumetric Ethanol Excise Tax Credit, or VEETC, provided for a 45 cents per gallon tax credit to blenders and refiners for gasoline that has been blended with ethanol. On December 31, 2011, the VEETC expired. We cannot guarantee that any other ethanol-related subsidy will be implemented in its place. Furthermore, the current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass. If another ethanol-related subsidy is not implemented, or if an efficient method of producing ethanol from cellulose-based biomass is developed and commercially deployed at scale, the demand for corn may decrease significantly. Any reduction in the demand for corn and, in turn, for nitrogen fertilizer products could have a material adverse effect on our results of operations and financial condition.

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

We have a number of competitors in the nitrogen fertilizer business in the United States and in other countries, including state-owned and government-subsidized entities. Our East Dubuque Facility’s principal competitors include domestic and foreign fertilizer producers, major grain companies and independent distributors and brokers, including Koch Industries, Inc., CF Industries Holdings, Inc., Agrium, Gavilon, LLC, CHS Inc., Transammonia, Inc., OCI and Helm Fertilizer Corp., and our Pasadena Facility’s principal competitors include domestic and foreign fertilizer producers and independent distributors and brokers, including BASF AG, Honeywell International Inc., Agrium Inc., Royal DSM N.V., Dakota Gasification Company and Martin Midstream Partners L.P.

Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, certain of our East Dubuque Facility’s nitrogen fertilizer competitors have announced that they currently have expansions planned or underway to increase production capacity of their nitrogen fertilizer products. Furthermore, there are a few dormant nitrogen production facilities located outside of the East Dubuque Facility’s core market that are scheduled to resume operations in the near future. We may face additional competition due to the expansion of facilities that are currently operating and the reopening of currently dormant facilities. Also, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. For example, OCI, an Egyptian producer of fertilizer products, announced that in November 2012 it broke ground on construction of a facility in our core market that is designed to produce between 1.5 to 2.0 million metric tons per year of ammonia, urea, UAN and diesel exhaust fluid by mid-2015. If a new nitrogen fertilizer facility is completed in the East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of the facility. As a result, the completion of such a facility could have a material adverse effect on our business and cash flow.

Our competitive position could suffer to the extent that we are not able to adapt our nitrogen fertilizer product mix to meet the needs of our customers or expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully in the nitrogen fertilizer business could result in the loss of customers, which could adversely affect our sales and profitability. In addition, as a result of increased pricing pressures in the nitrogen fertilizer business caused by competition, we may in the future experience reductions in our profit margins on sales, or may be unable to pass future input price increases on to our customers, which would reduce our cash flows.

Our nitrogen fertilizer business is seasonal, which may result in our carrying significant amounts of inventory and seasonal variations in working capital. Our inability to predict future seasonal nitrogen fertilizer demand accurately may result in excess inventory or product shortages.

Our nitrogen fertilizer business is highly seasonal. Historically, most of the annual deliveries of the products from our East Dubuque Facility have occurred during the quarters ending June 30 and December 31 of each year due to the condensed nature of the spring planting season and the fall harvest in the East Dubuque Facility’s market. Farmers in that market tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. Since interim period operating results reflect the seasonal nature of our nitrogen fertilizer business, they are not indicative of results expected for the full fiscal year. In addition, results for comparable quarters can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns of our customers. We expect to incur substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season and fall harvest season in our East Dubuque Facility’s market as we build inventories during these low demand periods. Seasonality also relates to the limited windows of opportunity that nitrogen fertilizer customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or production or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, an adverse weather pattern affecting one of our markets could have a material adverse effect on the demand for our nitrogen fertilizer products and our revenues, and we may not have sufficient geographic diversity in our customer base to mitigate such effects. Because of the seasonality of agriculture, we also expect to face the risk of significant inventory carrying costs should our customers’ activities be curtailed during their normal seasons. The seasonality can negatively impact accounts receivable collections and increase bad debts. In addition, variations in the proportion of product sold through forward sales and variances in the terms and timing of product prepayment contracts can affect working capital requirements and increase the seasonal and year-to-year volatility of our cash flow.

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

Any operational disruption at our Facilities, as a result of equipment failure, an accident, adverse weather, a natural disaster or another interruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures. A prolonged disruption could materially affect the cash flow we expect from our Facilities, or lead to a default under our New 2012 Credit Agreement.

The equipment at our Facilities could fail and could be difficult to replace. Our Facilities may be subject to significant interruption if it were to experience a major accident or equipment failure, including accidents or equipment failures caused during expansion projects, or if they were damaged by severe weather or natural disaster. Significant shutdowns at our Facilities could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flow from our operations. Repairs to our Facilities in such circumstances could be expensive, and could be so extensive that our Facilities could not economically be placed back into service. It has become increasingly difficult to obtain replacement parts for equipment and the unavailability of replacement parts could impede our ability to make repairs to our Facilities when needed. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs. A prolonged disruption at our Facilities could materially affect the cash flow we expect from our Facilities, or lead to a default under our New 2012 Credit Agreement. In addition, operations at our Facilities are subject to hazards inherent in chemical processing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. As a result, operational disruptions at our Facilities could materially adversely impact our business, financial condition and results of operations.

The market for natural gas has been volatile. Natural gas prices are currently at a relative low point. If prices for natural gas increase significantly, we may not be able to economically operate our East Dubuque Facility.

The operation of our East Dubuque Facility with natural gas as the primary feedstock exposes us to market risk due to increases in natural gas prices, particularly if the price of natural gas in the United States were to become higher than the price of natural gas outside the United States. During 2008, natural gas prices spiked to near-record high prices. This was due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States and global economies, and other factors. The profitability of operating our East Dubuque Facility is significantly dependent on the cost of natural gas, and our East Dubuque Facility has operated in the past, and may operate in the future, at a net loss. Since we expect to purchase a substantial portion of our natural gas for use in our East Dubuque Facility on the spot market we remain susceptible to fluctuations in the price of natural gas. We also expect to use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. Our ability to enter into forward purchase contracts is dependent upon our creditworthiness and, in the event of a deterioration in our credit, counterparties could refuse to enter into forward purchase contracts on acceptable terms. If we are unable to enter into forward purchase contracts for the supply of natural gas, we would need to purchase natural gas on the spot market, which would impair our ability to hedge our exposure to risk from fluctuations in natural gas prices. Moreover, forward purchase contracts may not protect us from increases in natural gas prices. A hypothetical increase of $0.10 per MMBtu of natural gas would increase our cost to produce one ton of ammonia by approximately $3.50. Higher than anticipated costs for the catalyst and other materials used at our East Dubuque Facility could also adversely affect operating results. These increased costs could materially and adversely affect our results of operations and financial condition.

The markets for ammonia and sulfur have been volatile. If prices for either ammonia or sulfur increase significantly, we may not be able to economically operate our Pasadena Facility.

The operation of our Pasadena Facility with ammonia and sulfur as its primary feedstocks also exposes us to market risk due to increases in ammonia or sulfur prices. Since we expect to purchase a substantial portion of our ammonia and sulfur for use in our Pasadena Facility on the spot market we remain susceptible to fluctuations in the respective prices of ammonia and sulfur. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50.

An increase in natural gas prices could impact our relative competitive position when compared to other foreign and domestic nitrogen fertilizer producers.

We rely on natural gas as our East Dubuque Facility’s primary feedstock, and the cost of natural gas is a large component of the total production cost for that facility’s nitrogen fertilizer. The dramatic increase in nitrogen fertilizer prices in recent years was not the direct result of an increase in natural gas prices, but rather the result of increased demand for nitrogen-based fertilizers due to historically low stocks of global grains and a surge in the prices of corn and wheat, the primary crops in the Mid Corn Belt region. This increase in demand for nitrogen fertilizers has created an environment in which nitrogen fertilizer prices have diverged from their traditional correlation with natural gas prices. An increase in natural gas prices would impact our East Dubuque Facility’s operations by making us less competitive with competitors who do not use natural gas as their primary feedstock, and would therefore have a material adverse impact on the trading price of our common stock. In addition, if natural gas prices in the United States were to increase to a level where foreign nitrogen fertilizer producers were able to improve their competitive position on a price-basis, this would negatively affect our competitive position in the Mid Corn Belt region and thus have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our ammonium sulfate fertilizer business has a limited operating history upon which its business and products can be evaluated. The Pasadena Facility produced phosphate fertilizer until early 2011 when it underwent a conversion to produce ammonium sulfate fertilizer products. Because our ammonium sulfate fertilizer business has a limited operating history, we may not be able to effectively:

•	maintain or expand production capacity for ammonium sulfate fertilizer at the Pasadena Facility;

•	maintain product sales prices, margins and operating costs at levels that we currently expect;

•	achieve production rates and on-stream factor that we currently expect;

•

implement potential capital improvements, including the ammonium sulfate debottlenecking and production capacity project and the power generation project, to lower costs and increase revenues at the Pasadena Facility;

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

The Pasadena Facility was used for phosphoric acid production until 2011, which resulted in the creation of a number of phosphogypsum stacks at the Pasadena Facility. Phosphogypsum stacks are composed of the mineral processing waste that is the byproduct of the extraction of phosphorous from mineral ores. Certain of the stacks also have been or are used for other waste materials and wastewater. Applicable environmental laws extensively regulate phosphogypsum stacks.

The Environmental Protection Agency, or EPA, reached a consent agreement and final order, or CAFO, with ExxonMobil in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. In addition, the asset purchase agreement between a subsidiary of Agrifos and ExxonMobil, or the 1998 APA, pursuant to which the subsidiary purchased the Pasadena Facility in 1998 also makes ExxonMobil liable for closure and post-closure care of the stacks, with certain limitations relating to use of the stacks after the date of the agreement. ExxonMobil is in the process of closing the “south stack” (a large phosphogypsum stack that combines “stacks 2, 3 and 5”) and “stack 4” at the facility. ExxonMobil has not yet started closure of “stack 1” at the facility, which is the only remaining stack that is currently in use for disposal of waste streams. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future, including as a result of actions taken by Agrifos prior to the closing of the Agrifos Acquisition. As of January 2012, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks will be approximately $102 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount. Subject to the terms and conditions of the Purchase Agreement, the Seller is required to indemnify us for certain environmental matters relating to the Pasadena Facility including costs relating to the closure of the stacks if such costs are not paid for by ExxonMobil. However, the Seller’s indemnification obligations are subject to important limitations including a cap of $29 million on the amount of indemnified losses and a deductible of $2 million. Further, in the event we seek indemnification from the Seller, we cannot assure you that we will be able to receive compensation for any losses we may have incurred on a timely basis, or at all.

As discussed above, the costs of closure and post-closure care of the stacks will be substantial. If we become financially responsible for the costs of closure of the stacks, this would have a material adverse effect on our business and cash flow.

Soil and groundwater at the Pasadena Facility is pervasively contaminated, and we may incur costs to investigate and remediate known or suspected contamination at the Pasadena Facility. We may also face legal actions or sanctions or incur costs related to contamination or noncompliance with environmental laws at the facility.

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

ExxonMobil submitted Affected Property Assessment Reports, or APARs, under the Texas Risk Reduction Program to the Texas Commission on Environmental Quality, or the TCEQ, in 2011 for the plant site and one of the phosphogypsum stacks at the Pasadena Facility, and ExxonMobil is in the process of submitting an APAR for another stack at the facility (with an initial portion of it having been submitted to the TCEQ in March 2012). The APARs identify instances in which various regulatory limits for numerous hazardous materials in both the soil and groundwater at the plant site and in the vicinity of the stacks have been exceeded. In October 2012, the TCEQ requested ExxonMobil to perform significant additional investigative work as part of the APAR process. The TCEQ may require further investigation and remediation of the contamination at the Pasadena Facility. The TCEQ or other regulatory agencies may hold Agrifos or its subsidiaries responsible for certain of the contamination at the Pasadena Facility.

In the past, governmental authorities have determined that the Pasadena Facility has been in substantial noncompliance with environmental laws and the Pasadena Facility has been the subject of numerous regulatory enforcement actions. The facility has also been subject to a number of past or current governmental enforcement actions, consent agreements, orders, and lawsuits, including, as examples, actions concerning the closure of the phosphogypsum stacks at the facility, the release of process and wastewater, hydrogen fluoride emissions, emissions of oxides of sulfur, releases of ammonia and other hazardous substances, various alleged Clean Water Act violations, the potential for off-site contamination, and other matters. In the future, we may be required to expend significant funds to attain or maintain compliance with environmental laws. For example, the facility may not comply with wastewater and stormwater discharge requirements and solid and hazardous waste requirements. Following closure of phosphogypsum stack 1 at the facility, we may need to upgrade the facility’s wastewater system and arrange for offsite disposal of wastes that are currently disposed of onsite, and the costs to design, construct, and operate such a system could be material. Regulatory findings of noncompliance could trigger sanctions, including monetary penalties, require installation of control or other equipment or other modifications, adverse permit modifications, the forced curtailment or termination of operations or other adverse impacts.

The costs we may incur in connection with the matters described above could be material. Subject to the terms and conditions of the 1998 APA and the Purchase Agreement, we are entitled to indemnification from ExxonMobil or the Seller for certain losses relating to environmental matters relating to the facility and arising out of conditions present prior to our acquisition of the facility. However, our rights to indemnification under these agreements are subject to important limitations, and we cannot assure you we will be able to obtain payment from ExxonMobil or the Seller on a timely basis, or at all. Depending on the amount of the costs we may incur for such matters in a given period, this could have a material adverse effect on the results of our business and cash flow.

Due to our lack of diversification, adverse developments in the nitrogen fertilizer industry or at either of our Facilities could adversely affect our results of operations.

We rely exclusively on the revenues generated from our two Facilities. An adverse development in the market for nitrogen fertilizer products in our regions generally or at either of our Facilities in particular would have a significantly greater impact on our operations than it would on other companies that are more diversified geographically or that have a more diverse asset and product base. The largest publicly traded companies with which we compete in the nitrogen fertilizer business sell a more diverse range of fertilizer products to broader markets.

Any interruption in the supply of natural gas to our East Dubuque Facility through Nicor Inc. could have a material adverse effect on our results of operations and financial condition.

Our East Dubuque operations depend on the availability of natural gas. We have an agreement with Nicor Inc. pursuant to which we access natural gas from the Northern Natural Gas Pipeline. Our access to satisfactory supplies of natural gas through Nicor Inc. could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement extends for five consecutive periods of 12 months each, with the first period having commenced on November 1, 2010 and the last period ending October 31, 2015. For each period, Nicor Inc. may establish a bidding period during which we may match the best bid received by Nicor Inc. for the natural gas capacity provided under the agreement. We could be out-bid for any of the remaining periods under the agreement. In addition, upon expiration of the last period, we may be unable to renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility. In the event we needed to obtain natural gas from another source, we would need to build a new connection from that source to our East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or unfeasible. As a result, any interruption in the supply of natural gas through Nicor Inc. could have a material adverse effect on our results of operations and financial condition.

Our Facilities face operating hazards and interruptions, including unplanned maintenance or shutdowns. We could face potentially significant costs to the extent these hazards or interruptions cause a material decline in production and are not fully covered by our existing insurance coverage. Insurance companies that currently insure companies in our industry may cease to do so, may change the coverage provided or may substantially increase premiums in the future.

Our nitrogen fertilizer operations are subject to significant operating hazards and interruptions. Any significant curtailing of production at one of the Facilities or individual units within one of the Facilities could result in materially lower levels of revenues and cash flow for the duration of any shutdown. Operations at the Facilities could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as:

•	unplanned maintenance or catastrophic events such as a major accident or fire, damage by severe weather, flooding or other natural disaster:

•	labor difficulties that result in a work stoppage or slowdown;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at one of our Facilities;

•	increasingly stringent environmental and emission regulations;

•	a disruption in the supply of natural gas to our East Dubuque Facility or ammonia and sulfur to our Pasadena Facility; and

•	a governmental ban or other limitation on the use of nitrogen fertilizer products, either generally or specifically those manufactured at our Facilities.

The magnitude of the effect on us of any unplanned shutdown will depend on the length of the shutdown and the extent of the operations affected by the shutdown.

Our East Dubuque Facility and Pasadena Facility also require a planned maintenance turnaround every two years. Turnarounds at our East Dubuque Facility generally last between 18 and 25 days, and turnarounds at our Pasadena Facility generally last between 14 and 25 days. We intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year. Upon completion of a facility turnaround, we may face delays and difficulties restarting production at the Facilities. For example, in October 2009, our ammonia facility at our East Dubuque Facility underwent a 15-day maintenance turnaround and a subsequent 15-day unplanned shutdown due to equipment failures. The duration of our turnarounds or other shutdowns, and the impact they have on our operations, could materially adversely affect our cash flow in the quarter or quarters in which the turnarounds occur.

A major accident, fire, explosion, flood, severe weather event, terrorist attack or other event also could damage the Facilities or the environment and the surrounding communities or result in injuries or loss of life. Scheduled and unplanned maintenance could reduce our cash flow for the period of time that any portion of the Facilities are not operating.

If we experience significant property damage, business interruption, environmental claims, fines, penalties or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. We are currently insured under our casualty, environmental, property and business interruption insurance policies. The policies are subject to limits, deductibles, and waiting periods and also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. For example, the current property policies contain specific sub-limits for losses resulting from business interruptions and for damage caused by covered flooding or named windstorms and resulting flooding or storm surge. We are fully exposed to all losses in excess of the applicable limits and sub-limits and for certain losses due to business interruptions

Under the insurance policies that cover our Pasadena Facility, property exposures are subject to limits, deductibles and waiting periods with respect to insured physical damage and time element occurrences. Catastrophic perils such as named windstorms, floods and storm surges are subject to additional limitations that apply to each occurrence. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. For example the current property policy contains specific sub-limits for losses resulting from business interruption.

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

Our results of operations of our nitrogen fertilizer business are highly dependent upon and fluctuate based upon business and economic conditions and governmental policies affecting the agricultural industry. These factors are outside of our control and may significantly affect our profitability.

Our results of operations of our nitrogen fertilizer business are highly dependent upon business and economic conditions and governmental policies affecting the agricultural industry, which we cannot control. The agricultural products business can be affected by a number of factors. The most important of these factors, for United States markets, are:

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

We produce, process, store, handle, distribute and transport ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of our ability to produce or distribute our products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure our assets, which could have a material adverse effect on our results of operations and financial condition. We periodically experience releases of ammonia related to leaks from our equipment or error in operation and use of equipment at our Facilities. Similar events may occur in the future.

In some cases, we transport ammonia by railcar. We may incur significant losses or costs relating to the transportation of our products on railcars. Due to the dangerous and potentially toxic nature of the cargo on board railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, we may be held responsible even if we are not at fault and even if we complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia may result in our being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on our results of operations and financial condition. Given the risks inherent in transporting ammonia, the costs of transporting ammonia could increase significantly in the future. A number of initiatives are underway in the railroad and chemical industries that may result in changes to railcar design in order to minimize railway accidents involving hazardous materials. If any such design changes are implemented, or if accidents involving hazardous freight increase the insurance and other costs of railcars, our transportation costs could increase significantly. In addition, we believe that railroads are taking other actions, such as requiring indemnification from their customers for liabilities relating to TIH chemicals, to shift the risks they face from shipping TIH chemicals to their customers, which may make transportation of ammonia by rail more costly or less feasible.

We are subject to risks and uncertainties related to transportation and equipment that are beyond our control and that may have a material adverse effect on our results of operations and financial condition.

Although our customers and distributors generally pick up our nitrogen fertilizer products at our Facilities, we occasionally rely on barge and railroad companies to ship products to our customers and distributors. The availability of these transportation services and related equipment is subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents and other operating hazards. For example, barge transport can be impacted by lock closures resulting from inclement weather or surface conditions, including fog, rain, snow, wind, ice, strong currents, floods, droughts and other unplanned natural phenomena, lock malfunction, tow conditions and other conditions. Further, the limited number of towing companies and of barges available for ammonia transport may also impact the availability of transportation for our products. In addition, we believe that railroads are taking other actions, such as requiring indemnification from their customers for liabilities relating to TIH chemicals, to shift the risks they face from shipping TIH chemicals to their customers, which may make transportation of ammonia by rail more costly. These transportation services and equipment are also subject to environmental, safety and other regulatory oversight. Due to concerns related to terrorism or accidents, local, state and federal governments could implement new regulations affecting the transportation of our products. In addition, new regulations could be implemented affecting the equipment used to ship products from our Facilities. Any delay in our ability to ship our nitrogen fertilizer products as a result of transportation companies’ failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our results of operations and financial condition.

Our nitrogen fertilizer business is subject to extensive and frequently changing environmental laws and regulations. We expect that the cost of compliance with these laws and regulations will increase over time, and we could become subject to material environmental liabilities.

Our nitrogen fertilizer business is subject to extensive and frequently changing federal, state and local environmental, health and safety regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of our nitrogen fertilizer products. These laws include the CAA, the federal Clean Water Act, the Resource Conservation and Recovery Act, CERCLA, the Toxic Substances Control Act, and various other federal, state and local laws and regulations. Violations of these laws and regulations could result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations or facility shutdowns. In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require us to make additional expenditures. Many of these laws and regulations are becoming increasingly stringent, and we expect the cost of compliance with these requirements to increase over time. The ultimate impact on our business of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the CAA, have not yet been finalized, are under governmental or judicial review or are being revised. These expenditures or costs for environmental compliance could have a material adverse effect on our results of operations and financial condition.

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

Our nitrogen fertilizer business also is subject to accidental spills, discharges or other releases of hazardous substances into the environment. Past or future spills related to our Facilities or transportation of products or hazardous substances from our Facilities may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA, for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with our Facilities, facilities we formerly owned or operated (if any) and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage or disposal. The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations and financial condition. For a discussion of releases at the Pasadena Facility, see the risk factor captioned “Soil and groundwater at the Pasadena Facility is pervasively contaminated, and we may incur costs to investigate and remediate known or suspected contamination at the Pasadena Facility. We may also face legal actions or sanctions or incur costs related to contamination or noncompliance with environmental laws at the facility.” In addition, limited subsurface investigation indicates the presence of certain contamination at the East Dubuque facility. In the future, we may determine that there are conditions at the East Dubuque Facility that require remediation or other response.

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

We hold numerous environmental and other governmental permits and approvals authorizing operations at our Facilities. Expansion of our nitrogen fertilizer operations is also predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our business, financial condition and results of operations.

Environmental laws and regulations on fertilizer end-use and application and numeric nutrient water quality criteria could have a material adverse impact on fertilizer demand in the future.

Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for our nitrogen fertilizer products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit our ability to market and sell such products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. In addition, a number of states have adopted or proposed numeric nutrient water quality criteria that could result in decreased demand for our fertilizer products in those states. Similarly, a recent EPA rule establishing numeric nutrient criteria for certain Florida water bodies may require farmers to implement best management practices, including the reduction of fertilizer use, to reduce the impact of fertilizer on water quality. Any such laws, regulations or interpretations could have a material adverse effect on our results of operations and financial condition.

Climate change laws, regulations, and impacts could have a material adverse effect on our results of operations and financial condition.

Currently, various legislative and regulatory measures to address GHG emissions (including CO2, methane and nitrous oxides) are in various phases of discussion or implementation. At the federal legislative level, Congress has previously considered legislation requiring a mandatory reduction of GHG emissions. Although Congressional passage of such legislation does not appear imminent at this time, it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency or impose a carbon fee.

In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we monitor our GHG emissions from our Facilities and began reporting the emissions to the EPA annually beginning in September 2011. On December 7, 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as our Facilities, must obtain permits under the PSD, and Title V programs of the CAA. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install the BACT, for those regulated pollutants that are emitted in certain quantities. Phase I of the Greenhouse Gas Tailoring Rule, which became effective on January 2, 2011, requires projects already triggering PSD permitting that are also increasing GHG emissions by more than 75,000 tons per year to comply with BACT rules for their GHG emissions. Phase II of the Greenhouse Gas Tailoring Rule, which became effective on July 1, 2011, requires preconstruction permits using BACT for new projects that emit 100,000 tons of GHG emissions per year or existing facilities that make major modifications increasing GHG emissions by more than 75,000 tons per year. The ongoing ammonia production and storage capacity expansion project at our East Dubuque Facility did not trigger the need to install BACT because actual construction was commenced prior to July 1, 2011 and is not considered a major modification with respect to criteria pollutants. However, a future major modification to our East Dubuque Facility or our Pasadena Facility may require us to install BACT and potentially require us to meet other requirements. The EPA’s endangerment finding, the Greenhouse Gas Tailoring Rule and certain other GHG emission rules have been challenged and will likely be subject to extensive litigation, although courts have rejected certain legal challenges to the endangerment findings, the Greenhouse Gas Tailoring Rule, and other regulations. In addition, a number of congressional bills were introduced in 2010 and 2011 to overturn the endangerment finding and bar the EPA from regulating GHG emissions, or at least to defer such action by the EPA under the CAA, although President Obama has announced his intention to veto any such bills if passed.

In addition to federal regulations, a number of states have adopted regional GHG initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwest states formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is uncertain if or when any such laws or regulations will be finalized in Illinois.

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

Similarly, the impact of potential climate change on our operations and those of our customers is uncertain and could adversely affect us.

Agrium is a distributor and customer of a significant portion of our nitrogen fertilizer products, and we have the right to store products at Agrium’s terminal in Niota, Illinois. Any loss of Agrium as our distributor or customer, loss of our storage rights or decline in sales of products through or to Agrium could materially adversely affect our results of operations and financial condition.

We use Agrium as a distributor of a significant portion of our nitrogen fertilizer products of our East Dubuque Facility pursuant to a distribution agreement between Agrium and us. For the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, between 72% and 81% of our East Dubuque Facility’s total product sales were made through Agrium. Under the distribution agreement, if we are unable to reach an agreement with Agrium for the purchase and sale of our products, Agrium is under no obligation to make such purchase and sale. Agrium sells products that compete with ours, and may be incentivized to prioritize the sale of its products over ours. In the event of any decline in sales of our nitrogen fertilizer products through Agrium as distributor, we may not be able to find buyers for our products.

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

In addition to distributing our products, Agrium is also a significant customer of our nitrogen fertilizer products. For the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, approximately 2%, 1%, 3% and 7%, respectively, of the total product sales of our nitrogen fertilizer business were to Agrium as a direct customer (rather than a distributor) and approximately 9%, 7%, 15% and 11%, respectively, of the total product sales of our nitrogen fertilizer business were to CPS, a controlled affiliate of Agrium. Agrium or CPS could elect to reduce or cease purchasing our nitrogen fertilizer products for a number of reasons, especially if our relationship with Agrium as a distributor were to end. If our sales to Agrium as a direct customer or CPS decline, we may not be able to find other customers to purchase the excess supply of our products.

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

IOC is the exclusive distributor of our ammonium sulfate fertilizer. Any loss of IOC as our distributor could materially adversely affect our results of operations and financial condition.

We have an exclusive marketing agreement that grants IOC the exclusive right and obligation to market and sell all of our Pasadena Facility’s granular ammonium sulfate in certain specified jurisdictions. The marketing agreement has a term that ends in February 2014, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 180 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. If we are unable to renew our contract with IOC, we may be unable to find buyers for our granular ammonium sulfate. In addition, we have an arrangement with IOC that permits us to store 32,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of our Pasadena Facility’s ammonium sulfate. This arrangement currently is not governed by a written contract. If we lose the right to store ammonium sulfate at these IOC-controlled terminals, we may not be able to find suitable replacement storage on acceptable terms, or at all, and we may be forced to reduce production. Any loss of IOC as our distributor, loss of our storage rights or decline in sales of products through IOC could materially adversely affect our results of operations and financial condition.

Due to our dependence on significant customers in our nitrogen fertilizer business, the loss of one or more of such significant customers could adversely affect our results of operations.

Our nitrogen fertilizer business depends on significant customers, and the loss of one or several of such significant customers may have a material adverse effect on our results of operations and financial condition. In the aggregate, our top five ammonia customers represented approximately 54%, 54%, 46% and 52%, respectively, of our ammonia sales for the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, and our top five UAN customers represented approximately 38%, 53%, 50% and 60%, respectively, of our UAN sales for the same periods. For the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, approximately 2%, 1%, 3% and 7%, respectively, of the East Dubuque Facility’s total product sales of our nitrogen fertilizer business were to Agrium as a direct customer (rather than a distributor) and approximately 9%, 7%, 15% and 11%, respectively, of the East Dubuque Facility’s total product sales of our nitrogen fertilizer business were to CPS, a controlled affiliate of Agrium. During the period beginning November 1, 2012 through December 31, 2012, the marketing agreement with IOC accounted for 100% of our Pasadena Facility’s revenues from the sale of ammonium sulfate. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts with any of our customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers of our nitrogen fertilizer products, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations and financial condition.

The sale of our products to customers in international markets exposes us to additional risks that could harm our business, operating results, and financial condition.

Our Pasadena Facility’s products are sold through distributors to customers in the U.S. and in Brazil, New Zealand and Thailand, and our distributors could expand sales to additional international markets in the future. In addition to risks described elsewhere in this section, the sale of our products in international markets expose us to other risks, including the following:

•	changes in local political, economic, social and labor conditions, which may adversely harm our business;

•	import and export requirements, tariffs, trade disputes and barriers, and customs classifications that may prevent our distributors from offering our products to a particular market;

•	longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;

•	still developing foreign laws and legal systems;

•	uncertainty regarding liability for products, including uncertainty as a result of local laws and lack of legal precedent;

•

different employee/employer relationships, existence of workers’ councils and labor unions and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions; and

•	natural disasters, military or political conflicts, including war and other hostilities and public health issues and outbreaks.

In addition, our distributors must comply with complex foreign and U.S. laws and regulations that apply to international sales and operations. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against our distributors, prohibitions on the conduct of their business and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our business and our operating results. Although we have implemented policies and procedures designed to ensure our distributors’ compliance with these laws and regulations, there can be no assurance that our distributors will not violate our policies.

We are largely dependent on our customers and distributors to transport purchased goods from our Facilities because we do not maintain a fleet of trucks or rail cars.

We do not maintain a fleet of trucks and, unlike some of our major competitors, we do not maintain a fleet of rail cars. Our customers and distributors generally are located close to our Facilities and have been willing and able to transport purchased goods from each Facility. In most instances, our customers and distributors purchase products FOB delivered basis at the Facility and then arrange and pay to transport them to their final destinations by truck. However, in the future, the transportation needs of our customers and distributors as well as their preferences may change, and those customers and distributors may no longer be willing or able to transport purchased goods from our Facilities. In the event that our competitors are able to transport their products more efficiently or cost effectively than our customers and distributors, those customers and distributors may reduce or cease purchases of our products. If this were to occur, we could be forced to make a substantial investment in a fleet of trucks and/or rail cars to meet the delivery needs of customers and distributors, and this would be expensive and time consuming. We may not be able to obtain transportation capabilities on a timely basis or at all, and our inability to provide transportation for products could have a material adverse effect on our business and cash flow.

New regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.

The costs of complying with regulations relating to the transportation of hazardous chemicals and security associated with our Facilities may have a material adverse effect on our results of operations and financial condition. Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. The chemical industry has responded to the issues that arose in response to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives. Simultaneously, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical facility locations and the transportation of hazardous chemicals. Our nitrogen fertilizer business could be materially adversely affected by the cost of complying with new regulations.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations and financial condition.

We are subject to a number of federal and state laws and regulations related to safety, including OSHA and comparable state statutes, the purpose of which are to protect the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our nitrogen fertilizer operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements and other related state regulations, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations and financial condition if we are subjected to significant penalties, fines or compliance costs.

Failure to prevent accidents at our facilities and to ensure the effectiveness of our safety procedures could have a material adverse effect on our results of operations and financial condition.

We engage in industrial activities, including use of hazardous chemicals that can result in serious accidents. If our safety procedures are not effective, or if an accident occurs, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted and we might have to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or to repair damaged facilities.

There are significant risks associated with expansion and other projects that may prevent completion of those projects on budget, on schedule or at all.

We have commenced expansion projects at our East Dubuque Facility and our Pasadena Facility. Projects of the scope and scale we are undertaking or may undertake in the future entail significant risks, including:

•	unanticipated cost increases;

•	unforeseen engineering or environmental problems;

•	work stoppages;

•	weather interference;

•	unavailability of necessary equipment; and

•	unavailability of financing on acceptable terms.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or completion of a project.

In addition, we cannot assure you that we will have adequate sources of funding to undertake or complete major projects. As a result, we may need to obtain additional debt and/or equity financing to complete such projects. There is no guarantee that we will be able to obtain other debt or equity financing on acceptable terms or at all. Moreover, if we are able to complete these projects, production levels at our facilities may not meet expectations that we have set.

As a result of these factors, we cannot assure you that our projects will commence operations on schedule or at all, that the costs for the projects will not exceed budgeted amounts or that production levels will achieve the expectations that we have set. Failure to complete a project on budget, on schedule or at all or to achieve expected production levels may adversely impact our ability to grow our business.

Expansion of our nitrogen fertilizer production capacity may change the balance of supply and demand in our markets, and our new products may not achieve market acceptance.

As part of our current expansion projects at our East Dubuque Facility, we expect to increase our capacity to produce ammonia and have already increased our capacity to produce urea installed the equipment necessary to enable us to produce and sell DEF. Increased production of our existing nitrogen fertilizer products may reduce the overall demand for those products as a result of market saturation. We may be required to sell these products at lower prices, or may not be able to sell all of the products we produce. In addition, there can be no assurance that our new products will be well-received or that we will achieve revenues or profitability levels we expect. If we cannot sell our products or are forced to reduce the prices at which we sell them, this would have a material adverse effect on our results of operations and financial condition.

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

Efficient production of nitrogen fertilizer using modern techniques and equipment requires skilled employees. To the extent that the services of skilled labor becomes unavailable to us for any reason, including as a result of the expiration and non-renewal of our collective bargaining agreement or the retirement of experienced employees from our aging work force, we would be required to hire other personnel. We have a collective bargaining agreement in place covering unionized employees at our East Dubuque Facility which will expire in October 2016. In addition, we have two collective bargaining agreements for our Pasadena Facility. One of these agreements expires on March 28, 2013, and the other covers nine employees and will expire on April 30, 2013. Upon expiration, we may be unable to renew the collective bargaining agreements on satisfactory terms or at all. We face hiring competition from our competitors, our customers and other companies operating in our industry, and we may not be able to locate or employ qualified replacements on acceptable terms or at all. If our current skilled employees quit, retire or otherwise cease to be employed by us and we are unable to locate or hire qualified replacements, or if the cost to locate and hire qualified replacements for these employees increases materially, our results of operations could be adversely affected.

Our New 2012 Credit Agreement contains significant limitations on our business operations.

We have entered into the New 2012 Credit Agreement, comprised of a $155.0 million term loan, or the New Term Loan, a $110.0 million New Capex Facility and a $35.0 million revolving working capital facility, or the 2012 Revolving Credit Facility. Our New 2012 Credit Agreement permits us to incur significant indebtedness in the future, subject to the satisfaction of its conditions to borrowing.

In addition, we are subject to covenants contained in our New 2012 Credit Agreement and may be subject to additional agreements governing other future indebtedness. These covenants restrict our ability to, among other things, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, incur liens, make negative pledges, pay dividends or make other distributions, make payments to our subsidiaries, make certain loans and investments, consolidate, merge or sell all or substantially all of our assets, enter into sale-leaseback transactions and enter into transactions with our affiliates. Any failure to comply with these covenants could result in a default under our New 2012 Credit Agreement. Upon a default, unless waived, the lenders under our New 2012 Credit Agreement would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, cause their loans to become due and payable in full, institute foreclosure proceedings against our assets, and force us into bankruptcy or liquidation.

Risks Related to Potential New Line of Business

We may not be able to successfully implement our new business strategy.

We have adopted a revised strategy focused on immediate growth opportunities within the energy industry that do not rely on new technologies and are pursuing acquisitions of assets and businesses that would allow us to enter into a new line of business. However, we may not be able to implement our strategy successfully for a number of reasons, including any failure by us to identify or complete acquisitions that meet our investment criteria. Specifically, we may not be able to identify or complete acquisitions of assets or businesses with unlevered, after-tax returns in the mid-teens or higher; certainty of revenue with long-term contracts for off-take; demonstrated technologies; and/or opportunities to leverage our expertise and resources. Assuming we can complete such an acquisition, we not be able to achieve the expected benefits of the acquisition for a number of reasons. For further discussion regarding the risks and uncertainties of acquisitions, see “Risks Related to Our Consolidated Business, Liquidity, Financial Condition, and Results of Operations—Our acquisition strategy involves significant risks.” Our failure to successfully implement our new strategy would have a material adverse effect on our projected financial condition, results of operations and prospects.

Investors will be relying on the judgment of our management and board of directors in determining whether we enter into a new line of business.

Although we are pursuing acquisitions of assets and businesses within the energy industry, as of the date of this report we have not yet entered into any particular acquisition. Prior to entering into any such acquisition, we may not be required to seek the approval of our stockholders for the acquisition. We also are not required to obtain a fairness opinion or appraisal with respect to any business or assets we acquire. Accordingly, investors will be relying on the judgment of our management and board of directors in determining whether we enter a new line of business. In the event that stockholders do not agree with the decision of our board of directors, this could have a material adverse effect on the trading price of our common stock.

Since we have not yet entered into a particular acquisition for a new line of business, you are unable to currently ascertain the merits or risks of the business we may acquire.

Currently, there is no basis for you to evaluate the possible merits or risks of the particular business we may acquire. Assuming we complete an acquisition in a new line of business, we may be affected by numerous risks inherent in that business. Although we will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors. Any such risk factors could have a material adverse effect on our financial condition, results of operations and prospects.

We may not have sufficient experience or knowledge regarding the operations of any new line of business we may acquire.

Although we are pursuing acquisition opportunities that would leverage our expertise and resources, we may acquire assets or business with operations that are unfamiliar to us. We may be dependent upon the expertise of the target’s management or others to operate the assets or business successfully. Any failure by us to operate any acquired assets or business successfully could have a material adverse effect on our financial condition, results of operations and prospects.

Risks Related to the Rentech Process, the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology

We may be unable to sell or license the intellectual property rights we hold with respect to the Rentech Process, the Rentech-SilvaGas Technology or Rentech-ClearFuels Technology on satisfactory terms, or at all.

We are currently seeking partners who would provide funding to deploy our technologies, including potential purchasers or licensees of the Rentech Process, the Rentech-SilvaGas Technology and the Rentech-ClearFuels Technology. We cannot assure you that we will be able to sell or license our technologies on satisfactory terms, or at all. Any failure by us to enter into such a sale or licensing transaction could have a material adverse effect on our ability to realize value from our technologies.

We could have indemnification liabilities to potential purchasers or licensees of our technology.

We anticipate that any agreements that we enter into in connection with the sale or license of our technologies will require us to indemnify the purchaser or licensee against specified losses relating to, among other things:

•	use of patent rights and technical information relating to the Rentech Process, the Rentech-SilvaGas Technology or the Rentech-ClearFuels Technology;

•	the possibility of infringing on the intellectual property of other parties; and

•	failure of our technology to perform according to specifications.

Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or the purchasers or licensees of our technologies.

Our ability to realize value from our technologies depends in part on our ability to protect our intellectual property rights.

We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Our existing patents might be infringed upon, invalidated or circumvented by others. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. We may have to expend substantial resources in litigation to protect or proprietary rights or we may determine that such resources are not justified and elect to risk losing such proprietary rights. Any loss of these proprietary rights could materially adversely affect our ability to realize value from our technologies.

Our technology may not compete successfully against technologies developed by our competitors, many of whom have significantly more resources.

The development of Fischer-Tropsch and biomass gasification technologies like ours is highly competitive. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing Fischer-Tropsch and gasification technologies that they may offer to potential purchasers or licensees of our technologies. Many of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their Fischer-Tropsch technology. In addition, several companies are developing biomass gasification technologies that compete with our Rentech-SilvaGas Technology or Rentech-ClearFuels Technology. Advances by others in their technologies might lower the cost of processes that compete with our technologies. As our competitors continue to develop technologies, some part or all of our current technologies could become obsolete, preventing us from realizing value from our technologies.

Risks Related to Our Consolidated Business, Liquidity, Financial Condition, and Results of Operations

We have never operated at a profit. If RNP’s current revenue levels decrease or if we do not become profitable on an ongoing basis, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through December 31, 2012, we have an accumulated deficit of $383.8 million. If RNP’s current revenues levels decrease or if we do not become profitable on an ongoing basis, we may be unable to continue our operations. Ultimately, our ability to remain in business may depend upon earning a profit from RNP’s nitrogen fertilizer business and/or any new line of business we enter into. Failure to do so would have a material adverse effect on our financial position, results of operations, cash flows and prospects.

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

In addition to the risks involved in identifying and completing acquisitions described above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•	unforeseen difficulties in the acquired operations and disruption of the ongoing operations of our business;

•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;

•	strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;

•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

•	assumption of unknown material liabilities or regulatory non-compliance issues;

•	amortization of acquired assets, which would reduce future reported earnings;

•	possible adverse short-term effects on our cash flows or operating results;

•	diversion of management’s attention from the ongoing operations of our business; and

•	the use of cash and other resources for the acquisition that might affect our liquidity, and that could have been used for other purposes, including distributions to our shareholders.

Failure to manage acquisition growth risks could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to consummate any acquisitions, successfully integrate acquired entities, or generate positive cash flow at any acquired company.

We may not be able to successfully manage our growing business.

If we consummate acquisitions in the fertilizer segment or in any new lines of business, we would experience a period of rapid growth that could place significant additional demands on, and require us to expand, our management resources and information systems. The management of our growth will require, among other things, continued development of our internal controls and information systems and the ability to attract and retain qualified personnel. The expansion projects at the Facilities are major projects that require significant management by us, with the risk that project overruns or failure to meet the planned schedule may be very costly. Our failure to effectively manage such projects and any such rapid growth pursuant to acquisitions could have a material adverse effect on us, our cash flows, our ability to raise capital in the future, and our operating results.

The level of indebtedness we could incur in the future could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

On October 31, 2012, RNLLC, RNP, RNPLLC and certain subsidiaries of RNPLLC entered into the New 2012 Credit Agreement. The New 2012 Credit Agreement has a five-year maturity and is comprised of the $155.0 million term loan, or the New Term Loan, the $110.0 million New CapEx Facility and the $35.0 million revolving working capital facility, or the New 2012 Revolving Credit Facility. The level of indebtedness we could incur in the future could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•

requiring all or a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore restricting or reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	incurring higher interest expense in the event of increases in the New 2012 Credit Agreement’s variable interest rates;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase common stock; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, which may restrict our activities, and the failure to comply with which could result in an event of default.

Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce distributions, reduce or delay capital expenditures, acquisitions, investments or other business activities, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Failure to pay our indebtedness on time would constitute an event of default under the agreements governing our indebtedness, which would give rise to our lenders’ ability to accelerate the obligations and seek other remedies against us.

We may have to raise substantial additional capital to execute our business plan and, in the event that our current and expected sources of funding are insufficient, to fund working capital and to continue our operations. Competitors with superior access to capital may have a substantial advantage over us.

We may require additional capital to pursue acquisitions of fertilizer businesses or new lines of business. Our competitors who have superior access to capital may have a competitive advantage over us in these activities. In addition, since we have never operated at a profit, we may require additional capital to fund our working capital needs after we have exhausted our current cash on hand. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.

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

As of December 31, 2012, we had approximately $104.0 million of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

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

As of December 31, 2012, there were 224.1 million shares of our common stock outstanding. As of that date, we also had an aggregate of 16.7 million shares of common stock that may be issued upon exercise restricted stock units, options and warrants. In addition, we have one shelf registration statement covering $94.3 million aggregate offering price of securities (up to all of which could be issued as shares of common stock) for issuance in future financing transactions. In the event that we acquire companies or assets, we may issue additional shares of stock to acquire those companies or assets.

The sale of common stock and common stock equivalents in material amounts may be necessary to finance the progress of our business plan and operations. Certain future holders of our securities may be granted rights to participate in or to require us to file registration statements with the SEC for resale of common stock.

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

The market price of our stock may decline for a number of reasons, including if:

•	the performance of our fertilizer subsidiaries is worse than expected;

•	we are unsuccessful at expanding our fertilizer business through internal growth and acquisition;

•	the tax benefits of the partnership structure of our fertilizer subsidiaries should change in an adverse way;

•	spending on our energy technologies exceeds our current expectations;

•	we are unable to monetize the value of our energy technologies;

•	we are unsuccessful in our attempts to enter profitable new businesses;

•	our significant shareholders decide to dispose of their shares of common stock because of any of the above or other reasons; or

•	any of the other risks referred to in this section materialize.

In the event that we seek to raise additional equity capital, a lower stock price would result in more dilution to our existing stockholders or could prevent us from raising sufficient equity capital to implement our business plan.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Nitrogen Products Manufacturing Segment Properties

The East Dubuque Facility is located on an approximately 210 acre site in the northwest corner of Illinois on a 140-foot bluff above Mile Marker 573 on the Upper Mississippi River. RNLLC owns all of the East Dubuque Facility’s properties and equipment; these include land, roads, buildings, several special purpose structures, equipment, storage tanks, and specialized truck, rail and river barge loading facilities. RNLLC also has 15,000 tons of leased storage tank capacity for ammonia products at Agrium’s terminal in Niota, Illinois. The East Dubuque Facility is used in our nitrogen products manufacturing segment.

The Pasadena Facility is located on an approximately 85 acre site located on the Houston Ship Channel which includes 2,700 linear feet of water frontage and two deep-water docks. The property also includes approximately 415 acres of unused land which contains phosphogypsum stacks. In addition, we have an arrangement with IOC under which we are permitted to store ammonium sulfate at terminals controlled by IOC that are located near end customers of our Pasadena Facility’s ammonium sulfate.

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

Natchez Project Property

We own an approximately 450 acre site in Adams County, Mississippi near the city of Natchez. This property is classified on our consolidated balance sheet at December 31, 2012 as property held for sale in our alternative energy segment.

Office Leases

Our executive offices are located in Los Angeles, California, and consist of approximately 13,000 square feet of leased office space. The lease expires in June 2015. These offices are used in all three of our segments.

Our other principal leased offices are located in Denver, Colorado, and consist of approximately 8,000 square feet of office space. The lease expires in October 2014. These offices are used in all three of our segments. We also have leased offices located in Honolulu, Hawaii, which consist of approximately 1,300 square feet of leased office space. The lease expires in July 2014. These offices are used in our alternative energy segment.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of our current litigation matters will not have a material adverse effect on us.

The TCEQ issued notices of violation of environmental laws relating to alleged unlawful emissions in June 2012 and August 2012 of oxides of sulfur in excess of permitted limits from the sulfuric acid plant at our Pasadena Facility. Based on information provided to the agency, we received a notice of compliance from the TCEQ relating to the June 2012 release stating no further action on our part is required. With respect to the August 2012 release, negotiations with the TCEQ are ongoing, but the settlement order currently proposed by the agency contains a penalty of less than $6,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE MKT under the symbol “RTK.” The following table sets forth the range of high and low closing prices for our common stock as reported by the NYSE MKT, for each quarterly period during the calendar year ended December 31, 2012, the three months ended December 31, 2011 and each quarterly period during the fiscal year ended September 30, 2011:

Year Ended December 31, 2012	High	Low
First Quarter, ended March 31, 2012	$2.14	$1.31
Second Quarter, ended June 30, 2012	$2.32	$1.68
Third Quarter, ended September 30, 2012	$2.64	$1.88
Fourth Quarter, ended December 31, 2012	$2.99	$2.47

Three Months Ended December 31, 2011	High	Low
Quarter ended December 31, 2011	$1.93	$0.75

Fiscal Year Ended September 30, 2011	High	Low
First Quarter, ended December 31, 2010	$1.45	$0.95
Second Quarter, ended March 31, 2011	$1.38	$1.12
Third Quarter, ended June 30, 2011	$1.25	$0.82
Fourth Quarter, ended September 30, 2011	$1.10	$0.78

The approximate number of shareholders of record of our common stock as of February 28, 2013 was 460. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 24,100.

Until 2012, we had never paid cash dividends on our common stock. On December 27, 2012, we paid a special one-time distribution of $0.19 per common share, to shareholders of record as of the close of business on December 20, 2012, and to holders of our time-vesting restricted stock units, or RSUs, and to holders of our performance-vesting restricted stock units, or PSUs, to the extent vested (all of these payments are, collectively, the Special Distribution). Some of the PSUs vested in January 2013 and the Special Distribution related to such vested PSUs were paid upon vesting. Approximately $0.3 million is to be paid if and when the remaining PSUs vest. The Special Distribution payments were approximately $43.3 million in 2012 and $0.5 million, through the date of this report, in 2013 for a total of approximately $43.8 million. We will continue to evaluate from time to time whether additional dividends or distributions are warranted. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, investment opportunities, access to capital, financial condition, future prospects, and other factors as the Board of Directors may deem relevant.

Company Purchases of Equity Securities

In February 2012, our board of directors authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock over the subsequent 12-month period. The share repurchase program took effect in March 2012. As of December 31, 2012, we have repurchased approximately 9.1 million shares of our common stock under the program for an aggregate purchase price of approximately $16.4 million. None of the shares were repurchased during the quarter ended December 31, 2012. Share repurchases under this program were funded by our available cash. No shares were acquired subsequent to December 31, 2012 and the share repurchase program has expired.

Recent Sales of Unregistered Securities

Not applicable.

STOCK PERFORMANCE GRAPH

The following graph and table compares the cumulative total shareholder return on our common stock to that of the Russell 2000 Index, or the Russell 2000, an alternative energy peer group which is the Ardour Global Alternative Energy Index—North America, or the Alternative Energy Peer Group, and a customized peer group for the 63 months ending December 31, 2012. The customized peer group of four companies includes: Agrium, CF Industries Holdings, Terra Nitrogen Company, L.P., and Yara International, or the Fertilizer Peer Group. The following graph and table assumes that a $100 investment was made at the close of trading on September 30, 2007 in our common stock and in the index and the peer groups, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	9/07	9/08	9/09	9/10	9/11	12/11	12/12
Rentech, Inc.	100.00	61.57	75.00	45.65	36.12	60.65	130.49
Russell 2000	100.00	85.52	77.35	87.68	84.58	97.67	113.64
Alternative Energy Peer Group	100.00	83.29	61.82	59.00	37.43	35.08	39.50
Fertilizer Peer Group	100.00	108.38	100.77	138.74	139.71	150.65	208.77

ITEM 6. SELECTED FINANCIAL DATA

The following tables include selected summary financial data for the calendar years ended December 31, 2012 and 2011, the three months ended December 31, 2011 and 2010 and each of the four fiscal years ended September 30, 2011, 2010, 2009 and 2008. The operations of the Pasadena Facility are included effective November 1, 2012. The data below should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data.”

	Calendar Years Ended December 31,		Three Months Ended December 31,		Fiscal Years Ended September 30,
	2012	2011	2011	2010	2011	2010	2009	2008
		(unaudited)		(unaudited)
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenues	$261,925	$200,115	$63,066	$43,014	$180,063	$131,925	$186,687	$217,293
Cost of Sales	$130,006	$114,110	$37,510	$26,886	$103,486	$106,712	$125,891	$160,742
Gross Profit	$131,919	$86,005	$25,556	$16,128	$76,577	$25,213	$60,796	$56,551
Research and Development Expense	$20,944	$28,785	$4,202	$5,426	$30,009	$19,641	$21,381	$64,477
Income (Loss) from Continuing Operations	$27,537	$(63,596)	$(4,098)	$(5,884)	$(65,382)	$(42,271)	$(93)	$(59,425)
Income from Discontinued Operations	$150	$—	$—	$—	$—	$9	$72	$91
Net Income (Loss)	$27,687	$(63,596)	$(4,098)	$(5,884)	$(65,382)	$(42,262)	$(21)	$(59,334)
Net (Income) Loss Attributable to Noncontrolling Interests	$(41,687)	$(3,700)	$(4,433)	$366	$1,099	$94	$—	$—
Net Loss Attributable to Rentech	$(14,000)	$(67,296)	$(8,531)	$(5,518)	$(64,283)	$(42,168)	$(21)	$(59,334)
Net Income (Loss) per Common Share Attributable to Rentech:
Basic and Diluted:
Continuing Operations	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00	$(0.36)
Discontinued Operations	$—	$—	$—	$—	$—	$—	$—	$—
Net Loss	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00	$(0.36)
Weighted-average shares used to compute net income (loss) per common share:
Basic and diluted	223,189	223,281	224,414	221,980	222,664	216,069	174,445	165,480

	As of December 31,			As of September 30,
	2012	2011	2010	2011	2010	2009	2008
			(unaudited)
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents	$141,736	$237,478	$84,586	$121,209	$54,146	$69,117	$63,722
Working Capital	$107,059	$206,434	$26,843	$36,332	$22,107	$12,032	$21,484
Construction in Progress	$61,417	$9,809	$49,514	$23,315	$41,098	$28,037	$19,960
Total Assets	$479,202	$360,528	$239,556	$254,674	$200,515	$200,600	$203,863
Total Long-Term Liabilities	$194,130	$53,475	$113,702	$155,752	$98,520	$46,759	$95,819
Total Rentech Stockholders’ Equity	$157,987	$208,848	$33,203	$(19,628)	$37,920	$68,236	$15,002

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our primary needs for working capital for the next 12 months related to our Facilities are expected to include costs to operate the Facilities, costs for expansion projects, debt service, and capital investments in the Facilities. Our primary needs for working capital for the next 12 months related to our alternative energy segment are expected to include administrative needs; costs to complete operation and wind-down of the PDU, and to maintain the technology and site; costs to evaluate entry into a new business line and potential investments in a new business line. Based on current market conditions, we expect that the non-expansion activities of our Facilities for the next 12 months can be funded from RNP’s cash on hand, RNLLC’s and RNPLLC’s forecasted operating cash flows and the New 2012 Revolving Credit Facility. We expect to fund our expansion activities through the New 2012 Credit Agreement. We expect to fund our alternative energy segment-related activities during the next 12 months from cash on hand. We may need additional capital in the event we acquire businesses or assets in a new business line or to fund a portion of the costs of the expansion projects. Such additional capital may be available, if needed, from external sources, including from offerings of our or RNP’s equity or debt securities and the sale of assets. However, capital markets have experienced extreme uncertainty in recent years, and access to those markets has been difficult. Our failure to raise additional capital if needed would have a material adverse effect on our business, financial condition, results of operations and liquidity.

For further information concerning our potential financing needs and related risks, see Part I—Item 1 “Business,” and “Part I—Item 1A “Risk Factors”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this report. Our critical accounting policies, estimates and assumptions could materially affect the amounts recorded in our consolidated financial statements. The most significant estimates and assumptions relate to: revenue recognition, inventories, the valuation of long-lived assets and intangible assets, recoverability of goodwill and the acquisition method of accounting.

Revenue Recognition. We recognize revenue when the following elements are substantially satisfied: when the customer takes ownership from our facilities or storage locations and assumes risk of loss; there are no uncertainties regarding customer acceptance; there is persuasive evidence that an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, we do not recognize revenue until collection occurs.

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

Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales price is recorded in revenues and the related cost is recorded in cost of sales.

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

Recoverability of Goodwill. We test goodwill assets for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. The recoverability of goodwill involves a high degree of judgment since the first step of the required impairment test consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

Accounting for Major Maintenance. Expenditures during turnarounds or at other times for improving, replacing or adding to assets are capitalized. Expenditures for the acquisition, construction or development of new assets to maintain operating capacity, or to comply with environmental, health, safety or other regulations, are also capitalized. Costs of general maintenance and repairs are expensed. The East Dubuque Facility and Pasadena Facility require a planned maintenance turnaround every two years. Turnarounds at the East Dubuque Facility generally last between 18 and 25 days, and turnarounds at the Pasadena Facility generally last between 14 and 25 days. We intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year. As a result, the facilities incur turnaround expenses which represent the cost of shutting down the plants for planned maintenance. Such costs are expensed as incurred. In many cases, the East Dubuque Facility and the Pasadena Facility also perform significant maintenance capital projects at the plants during a turnaround to minimize disruption to operations. Such projects are capitalized as property, plant and equipment rather than expensed as turnaround costs.

Examples of maintenance capital projects include the installation of additional components and projects that increase an asset’s useful life, increase the quantity or quality of the product manufactured or create efficiencies in the production process. Major turnaround costs, which are expensed, include gas, electric and other shutdown and startup costs, labor, contractor and materials costs used to complete non-capital activities such as opening, dismantling, inspecting and reassembling major vessels, testing pressure and safety devices, cleaning or hydro-jetting major exchangers, replacing gaskets, repacking valves, checking instrument calibration and performing mechanical integrity inspections, all of which are completed with the goal of improving reliability and likelihood for continuous operation until the next turnaround.

Acquisition Method of Accounting. We account for business combinations using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations.

Business Segments

Prior to the closing of the Agrifos Acquisition, we operated in two business segments. After the closing of the Agrifos Acquisition, we now operate in three business segments described below. The operations of the Pasadena Facility are only included in our historical results of operations from the date of the closing of the Agrifos Acquisition, which was November 1, 2012.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.

•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate. This is the new business segment.

•	Alternative Energy – Develops projects and markets licenses that would use processes for conversion of low value, carbon bearing solids or gases into valuable hydrocarbons and electric power.

On February 1, 2012, our board of directors approved a change in our fiscal year end from September 30 to December 31. The statement of operations for calendar year ended December 31, 2011 was derived by deducting the statement of operations for the three months ended December 31, 2010 from the statement of operations for the fiscal year ended September 30, 2011 and then adding the statement of operations for the three months ended December 31, 2011. The statements of operations for calendar year ended December 31, 2011 and the three months ended December 31, 2010, while not required, are presented for comparison purposes.

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Revenues:
East Dubuque	$224,205	$199,909
Pasadena	37,430	—
Alternative energy	290	206

Total revenues	$261,925	$200,115

Gross profit (loss):
East Dubuque	$133,543	$85,998
Pasadena	(1,704)	—
Alternative energy	80	7

Total gross profit	$131,919	$86,005

Operating income (loss):
East Dubuque	$125,984	$77,918
Pasadena	(2,648)	—
Alternative energy	(68,219)	(105,127)

Total operating income	$55,117	$(27,209)

Net income (loss):
East Dubuque	$123,721	$45,700
Pasadena	(2,648)	—
Alternative energy	(79,316)	(109,296)

Total net income	$41,757	$(63,596)

Reconciliation of segment net income to consolidated net income:
Segment net income	$41,757	$(63,596)
RNP - partnership and unallocated expenses	(11,844)	—
RNP - unallocated interest expense and loss on interest rate swaps	(2,226)	—

Consolidated net income	$27,687	$(63,596)

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Such expenses consist primarily of business development expenses for RNP totaling $4.5 million, including the Agrifos Acquisition costs of approximately $4.1 million, unit-based compensation expense of approximately $2.8 million, labor allocations from Rentech of approximately $2.1 million, accounting and tax fees of approximately $1.2 million, legal fees and taxes of approximately $0.3 million each, certain insurance costs of approximately $0.2 million and board expense of approximately $0.1 million. Unallocated interest expense represents interest expense on the New Term Loan, which was used to finance the Agrifos Acquisition. Prior to calendar year ended December 31, 2012, East Dubuque and RNP were considered one entity for financial reporting purposes. Prior to the Agrifos Acquisition, RNP operated as one segment. Many of the partnership and unallocated expenses relate to RNP being a publicly traded entity, which are consistent with the $3.6 million in incremental publicly traded limited partnership costs estimated in the registration statement on Form S-1 for RNP’s initial public offering. RNP was a publicly traded partnership for twelve full months in 2012 as compared to 52 days in 2011.

THE CALENDAR YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE CALENDAR YEAR ENDED DECEMBER 31, 2011

Continuing Operations:

Revenues

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Revenues:
East Dubuque	$224,205	$199,909
Pasadena	37,430	—

Total RNP	261,635	199,909
Alternative energy	290	206

Total revenues	$261,925	$200,115

	For the Calendar Year Ended December 31, 2012		For the Calendar Year Ended December 31, 2011
	Tons	Revenue	Tons	Revenue
			(unaudited)
	(in thousands)		(in thousands)
Revenues - East Dubuque:
Ammonia	149	$99,378	135	$87,909
UAN	291	94,836	301	89,435
Urea (liquid and granular)	35	21,189	29	14,428
CO2	76	2,517	92	2,476
Nitric Acid	14	5,016	15	4,846
Other	N/A	1,269	N/A	815

Total	565	$224,205	572	$199,909

	For the Calendar Year Ended December 31, 2012
	Tons	Revenue
	(in thousands)
Revenues - Pasadena:
Ammonium sulfate	115	$34,493
Sulfuric acid	27	2,586
Other	—	351

Total revenues	142	$37,430

East Dubuque

We generate revenue in our East Dubuque segment primarily from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility and used primarily in corn production. Our East Dubuque Facility is designed to produce ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

Revenues were approximately $224.2 million for the calendar year ended December 31, 2012 compared to approximately $199.9 million for the calendar year ended December 31, 2011. The increase in revenue for the calendar year ended December 31, 2012 compared to the calendar year ended December 31, 2011 was primarily due to increased sales prices for all products and sales volume for ammonia, partially offset by a decrease in sales volume for UAN.

The average sales prices per ton in the calendar year ended December 31, 2012 as compared with the calendar year ended December 31, 2011 increased by 3% and 10% for ammonia and UAN, respectively. These increases were due to higher demand. Grain inventory levels were low which created a higher demand for corn, and therefore higher corn prices. Higher demand for corn and corn prices led to expectations of higher corn acreage during the calendar year ended December 31, 2012 which increased the demand for fertilizer. These two products comprised approximately 87% and 89%, respectively, of our revenues for calendar year ended December 31, 2012 and 2011.

Sales volume for ammonia increased as a result of an increase in the amount of product available for sale which was due to production rates being higher in calendar year 2012 as a result of the work performed during the fall 2011 turnaround. Sales volume for UAN decreased as a result of less available product during November and December 2012. During this period, the ammonia plant at our East Dubuque Facility experienced two unexpected outages. Ammonia is upgraded to produce UAN. Production of UAN ceased during the outages, postponing UAN sales into the first quarter of 2013.

Although our East Dubuque Facility’s primary product is ammonia, the facility has the manufacturing capability to upgrade ammonia into other saleable products, including liquid and granular urea, nitric acid and UAN. We regularly evaluate selling prices, incremental margins and demand for the various products we sell in order to determine the appropriate proportion of products to manufacture. Liquid and granular urea, UAN and nitric acid are currently selling at a premium to ammonia per nutrient ton. Our recently completed urea expansion project at our East Dubuque Facility will enable us to upgrade more ammonia and thereby increase gross margins based on current pricing trends.

Other revenue for the year ended December 31, 2012 consists of sales of excess inventory of natural gas and sales of nitrous oxide emission reduction credits of approximately $1.1 million and $0.1 million, respectively. Other revenue for the year ended December 31, 2011 consists of sales of excess inventory of natural gas.

Pasadena

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility is designed to produce ammonium sulfate, sulfuric acid and ammonium thiosulfate.

Alternative Energy

This segment generates revenues for technical services and licensing activities related to our technologies.

Cost of Sales

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Cost of sales:
East Dubuque	$90,662	$113,911
Pasadena	39,134	—

Total RNP	129,796	113,911
Alternative energy	210	199

Total cost of sales	$130,006	$114,110

East Dubuque

Cost of sales was approximately $90.7 million for the calendar year ended December 31, 2012 compared to approximately $113.9 million for the calendar year ended December 31, 2011. The decrease in cost of sales was primarily due to lower natural gas costs of approximately $11.9 million, purchase of ammonia by barge which resulted in additional cost of sales of approximately $8.3 million in the prior year, turnaround expenses in the prior year of approximately $7.4 million, and an out-of-period adjustment for spare parts which resulted in a credit to depreciation expense in cost of sales of approximately $1.2 million. During calendar year 2011, we sold approximately 20,000 tons of ammonia that were purchased by barge, resulting in a cost for the purchased ammonia much higher than the production cost of such ammonia. Since demand for nitrogen fertilizer in our market generally exceeds the amount of nitrogen fertilizer we can produce, we occasionally purchase product for immediate resale when the price of such nitrogen fertilizer available for immediate resale is lower than our sales price at that time. These sales accounted for approximately $8.3 million in additional cost of sales over production cost. Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years at the East Dubuque Facility. A facility turnaround at the East Dubuque Facility occurred in September and October 2011. The overall decrease in cost of sales was partially offset by additional expenses in 2012, including the following: higher depreciation expense of approximately $1.7 million, prior to the out-of-period adjustment; approximately $2.3 million of expenses related to the two unexpected outages of the ammonia plant, consisting of $1.0 million of direct shutdown expenses and $1.3 million of fixed costs expensed through cost of sales that would have been inventoried had the plant remained operational; and approximately $1.7 million in lime removal costs.

Natural gas costs comprised approximately 44% of cost of sales for the calendar year ended December 31, 2012 compared to 45% of cost of sales for the calendar year ended December 31, 2011. Labor costs comprised approximately 14% of cost of sales for the calendar year ended December 31, 2012 compared to approximately 11% of cost of sales for the calendar year ended December 31, 2011. Depreciation expense included in cost of sales was approximately $10.7 million and $10.3 million, respectively, for the calendar year ended December 31, 2012 and 2011 and comprised approximately 12% and 9% of cost of sales for the calendar years ended December 31, 2012 and 2011, respectively.

Pasadena

Cost of sales primarily consists of ammonia, sulfur, labor costs and depreciation. Ammonia, sulfur and labor costs comprised approximately 49%, 15% and 5%, respectively, of cost of sales for the calendar year ended December 31, 2012. Depreciation expense included in cost of sales was approximately $0.4 million. Cost of sales also includes maintenance expenses. Maintenance at the sulfuric acid plant occurred in November 2012. As a result, we incurred maintenance expenses of approximately $0.8 million. The maintenance was originally scheduled for the first calendar quarter of 2013, but due to two unexpected outages at the sulfuric acid plant, we decided to conduct the maintenance early. As a result of the two unexpected outages, we incurred approximately $0.5 million in additional expenses. The acquisition method of accounting required that the inventory be recognized at fair value as of the closing date of the Agrifos Acquisition. This resulted in the value of inventory, which was sold during the two-month period ended December 31, 2012, being increased by approximately $3.4 million.

Alternative Energy

The cost of sales for our alternative energy segment during the calendar years ended December 31, 2012 and 2011 was for costs incurred for work performed under technical services contracts.

Gross Profit

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Gross profit (loss):
East Dubuque	$133,543	$85,998
Pasadena	(1,704)	—

Total RNP	131,839	85,998
Alternative energy	80	7

Total gross profit	$131,919	$86,005

East Dubuque

Gross profit was approximately $133.5 million for the calendar year ended December 31, 2012 compared to approximately $86.0 million for the calendar year ended December 31, 2011. Gross profit margin was 60% for the calendar year ended December 31, 2012 as compared to 43% for the calendar year ended December 31, 2011. Gross profit margin can vary significantly from period to period due to changes in nitrogen fertilizer prices and natural gas costs, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. The increase in gross profit margin during the calendar year ended December 31, 2012 was primarily due to an increase in revenues and a decrease in cost of sales as described above.

Pasadena

Gross loss was primarily due to reduced margins due to the write-up of inventory to fair value along with the turnaround expenses at the sulfuric acid plant and expenses related to two unexpected outages of the sulfuric acid plant.

Operating Expenses

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Operating expenses:
East Dubuque	$7,559	$8,080
Pasadena	944	—
RNP – partnership and unallocated expenses	11,773	—

Total RNP	20,276	8,080
Alternative energy	68,299	105,134

Total operating expenses	$88,575	$113,214

RNP – Partnership and Unallocated Expenses

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Such expenses consist primarily of the Agrifos Acquisition costs of approximately $4.1 million, unit-based compensation expense of approximately $2.8 million, labor allocations from Rentech of approximately $2.1 million, accounting and tax fees of approximately $1.2 million, legal fees of approximately $0.3 million, certain insurance costs of approximately $0.2 million and board expense of approximately $0.1 million. Prior to calendar year ended December 31, 2012, East Dubuque and RNP were considered one entity for financial reporting purposes. Prior to the Agrifos Acquisition, RNP operated as one segment.

Alternative Energy

The primary reason for the decrease in operating expenses is due to the decrease in operating expenses in the alternative energy segment which was the result of a decrease in loss on impairments of approximately $43.3 million, partially offset by a decrease in extinguishment of liability of approximately $7.9 million.

During the calendar year ended December 31, 2012, we recorded loss on impairments primarily relating to the capitalized SilvaGas patents and goodwill from the acquisition of ClearFuels in the amounts of approximately $8.5 million and $7.2 million, respectively, for a loss on impairments of approximately $15.7 million. During the calendar year ended December 31, 2011, we recorded a loss on impairment relating to our project in Rialto, California (referred to as the Rialto Project), our project in Natchez, Mississippi (referred to as the Natchez Project) and our project in Port St. Joe, Florida (referred to as the Port St. Joe Project), of approximately $27.2 million, $26.6 million and $4.8 million, respectively. Other costs primarily include previously capitalized option payments on potential sites and deferred fees on potential financing arrangements.

During calendar year ended December 31, 2011, there was an extinguishment of a liability relating to the East Dubuque Facility coal-to-liquids conversion project which was abandoned during the fiscal year ended September 30, 2008. For the years ended prior to December 31, 2011, the liability for the advance for equity investment remained because the potential for another coal-to-liquids project still existed. During calendar year ended December 31, 2011, we adopted a revised project development strategy for the commercialization of our alternative energy technologies, which included pursuing projects that were smaller and required less capital. Coal-to-liquids projects, like the East Dubuque Facility conversion project, no longer fit our development strategy. As a result, the liability associated with this project was reversed.

Operating Income (Loss)

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Operating income (loss):
East Dubuque	$125,984	$77,918
Pasadena	(2,648)	—
RNP – partnership and unallocated expenses	(11,773)	—

Total RNP	111,563	77,918
Alternative energy	(68,219)	(105,127)

Total operating loss	$43,344	$(27,209)

East Dubuque

Operating income was approximately $126.0 million for the calendar year ended December 31, 2012 compared to approximately $77.9 million for the calendar year ended December 31, 2011. The increase in operating income was primarily due to higher gross profit as described above.

Pasadena

Operating loss was approximately $2.6 million for the calendar year ended December 31, 2012 which was due to gross loss as described above.

RNP – Partnership and Unallocated Expenses

Operating loss was approximately $11.8 million for the calendar year ended December 31, 2012 which was due to operating expenses as described above.

Alternative energy

Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses, depreciation and amortization, research and development expenses, and loss on impairments. The decrease was primarily due to the decrease in loss on impairments, partially offset by the decrease in extinguishment of debt as described above.

Other Income (Expense), Net

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Other income (expense), net:
East Dubuque	$(2,263)	$(32,218)
Pasadena	—	—
RNP – unallocated interest expense and other	(1,994)	—

Total RNP	(4,257)	(32,218)
Alternative energy	(10,186)	(4,163)

Total other expense, net	$(14,443)	$(36,381)

East Dubuque

Other expense, net was approximately $2.3 million for the calendar year ended December 31, 2012 compared to approximately $32.2 million for the calendar year ended December 31, 2011. The decrease was primarily due to a decrease in loss on extinguishment of debt and interest expense of approximately $17.4 million and $12.5 million, respectively. The entry into the new 2012 credit agreement and the payoff of the credit agreement entered into in November 2011, or the 2011 Credit Agreement, resulted in a loss on debt extinguishment of approximately $2.1 million for the calendar year ended December 31, 2012. In November 2011, the entry into the 2011 Credit Agreement and the payoff of the previous credit agreement, resulted in a loss on debt extinguishment of approximately $10.3 million. In June 2011, we had a loss on debt extinguishment of $9.2 million relating to a former credit agreement REMC entered into during the fiscal year ended September 30, 2011. The decrease in interest expense was primarily due to high outstanding principal balances, with substantially higher interest rates, for longer periods of time during the calendar year ended December 31, 2011 as compared to the calendar year ended December 31, 2012.

RNP – Partnership and Unallocated Expenses

Other expense, net consists primarily of unallocated interest expense and loss on interest rate swaps of approximately $2.2 million. Unallocated interest expense represents interest expense on the New Term Loan, which was used to finance the Agrifos Acquisition.

Alternative Energy

Other expense, net was approximately $10.2 million for the calendar year ended December 31, 2012 compared to approximately $4.2 million for the calendar year ended December 31, 2011. The increase was primarily due to an increase in interest expense of approximately $3.2 million and a loss on debt extinguishment of approximately $2.7 million. The increase in interest expense is primarily due to interest of approximately $3.8 million being capitalized during the calendar year ended December 31, 2011. There was no interest capitalized during the calendar year ended December 31, 2012. As a result of redeeming the convertible notes due in 2013, or the Notes, prior to maturity, the unamortized debt discount and debt issuance costs were written off which resulted in a loss on debt extinguishment of approximately $2.7 million during the calendar year ended December 31, 2012.

THE THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

Continuing Operations:

Revenues

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Revenues:
Product shipments	$62,656	$42,962
Sales of excess inventory of natural gas	358	—

Total nitrogen products manufacturing	63,014	42,962
Alternative energy	52	52

Total revenues	$63,066	$43,014

	For the Three Months Ended December 31, 2011		For the Three Months Ended December 31, 2010
	Tons	Revenue	Tons	Revenue
			(unaudited)
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	55	$37,391	44	$22,828
UAN	65	20,088	79	15,298
Urea (liquid and granular)	7	3,714	7	2,994
CO2	15	433	34	783
Nitric Acid	3	1,030	3	1,059

Total	145	$62,656	167	$42,962

Nitrogen products manufacturing. Revenues were approximately $63.0 million for the three months ended December 31, 2011 compared to approximately $43.0 million for the three months ended December 31, 2010. The increase in revenues for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily the result of higher prices paid for our products during three months ended December 31, 2011 and higher ammonia sales volume, partially offset by lower UAN and CO2 sales volumes.

The average sales prices per ton in the three months ended December 31, 2011 as compared with the three months ended December 31, 2010 increased by 34% and 59% for ammonia and UAN, respectively. These increases were due to higher demand caused by a combination of low levels of grain and fertilizer inventories and expectations of higher corn acreage in 2012. These two products comprised approximately 92% and 89%, respectively, of our product sales for three months ended December 31, 2011 and 2010.

Sales volume for ammonia increased during the three months ended December 31, 2011 compared to the comparable period in 2010 as a result of lower inventories available for sale in the fall of 2010 given high deliveries during the summer of 2010. Deliveries in 2011 shifted from summer to fall as a result of strong presales to customers during the summer of 2011 for the fall ammonia application season, whereas, in the prior period, we had fewer ammonia tons presold for shipment in the fall. Sales volumes for UAN and CO2 decreased due to lower availability of the products during the quarter as a result of the shutdown of the East Dubuque Facility for the fall 2011 turnaround. The net impact of the increase in sales volume of ammonia and the decrease in the sales volume of UAN and CO2 resulted in a decrease in the total number of product shipments as reflected in the table above.

Although our primary product is ammonia, we have the manufacturing capability to upgrade ammonia into other saleable products, including liquid and granular urea, nitric acid and UAN. During the three months ended December 31, 2011 and 2010, we regularly evaluated selling prices, incremental margins and demand for the various products we sold in order to determine the appropriate proportion of products to manufacture. Liquid and granular urea, UAN and nitric acid sold at a premium to ammonia per nutrient ton during each of the three months ended December 31, 2011 and 2010.

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

Nitrogen Products Manufacturing. Since the demand for nitrogen fertilizer in our market generally exceeds the amount of nitrogen fertilizer we can produce, we occasionally purchase product for immediate resale when there is an opportunity to do so at a price that is lower than our sales prices. The increase in total cost of sales on all product shipments for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to (i) higher natural gas costs and (ii) the sale of approximately 12,000 tons of ammonia that were purchased by barge at a cost much higher than the production cost of such ammonia would have been. During the three months ended December 31, 2011, this sale accounted for approximately $5.0 million in additional cost of sales over production cost, $1.1 million of the increase in cost of sales was due to higher natural gas costs and the remaining increase was primarily due to other operating expenses, particularly depreciation expense, as discussed below. There were no sales of purchased ammonia during the three months ended December 31, 2010.

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

Nitrogen Products Manufacturing. The gross profit margin on product shipments was 46% for the three months ended December 31, 2011 as compared to 38% for the three months ended December 31, 2010. Gross profit margin on product shipments can vary significantly from period to period due to changes in nitrogen fertilizer prices and natural gas costs, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. Specifically, the increase in gross profit margin during the three months ended December 31, 2011 was due to stronger average sales prices for our products resulting from a combination of low levels of grain and fertilizer inventories and expectations of higher corn acreage in 2012. This increase was partially offset by lower margins received on sales of approximately 12,000 tons of ammonia purchased by barge as discussed above, approximately $1.1 million in higher natural gas costs, and approximately $0.7 million more in depreciation expense running through cost of sales.

Operating Expenses

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

Other Income (Expense), Net

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Other income (expense), net:
Interest expense	$(4,098)	$(3,730)
Loss on debt extinguishment	(10,263)	(4,593)
Other income, net	51	52

Total other expense, net	$(14,310)	$(8,271)

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

When the opportunity presents itself, we may also sell, to a third party at one location, natural gas that we have purchased or are required to purchase under fixed-price contracts and simultaneously purchase, at a different location and at a lower price, the same quantity of natural gas in order to capture an immediate benefit from the price differential between the two delivery points. We refer to these situations as a simultaneous sale and purchase of natural gas. The sale of gas in conjunction with a simultaneous purchase may be at a price lower (or higher) than the purchase price previously committed under a forward purchase contract, which may result in a loss (or profit) compared to the price required in the forward purchase contract. The natural gas is immediately repurchased at a lower price resulting in a lower cost of sales when inventory is sold. All or a portion of a loss relative to the forward purchase contract may be offset (or a profit increased) by a gain on the simultaneous sale and purchase transaction. None of these transactions occurred during the fiscal year ended September 30, 2011, and only a minor amount occurred during the fiscal year ended September 30, 2010.

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

Operating Expenses

	For the Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Operating expenses:
Selling, general and administrative	$28,004	$28,410
Depreciation and amortization	2,225	1,947
Research and development	30,009	19,641
Loss on impairments	58,742	1,190
Advance for equity investment	(7,892)	—
Other	523	191

Total operating expenses	$111,611	$51,379

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

Loss on Impairments. We had recorded construction in progress and other costs related to the Rialto Project, our project in Natchez, Mississippi or our project in Port St. Joe, Florida, totaling approximately $27.2 million, $29.2 million and $6.4 million, respectively. Other costs primarily include previously capitalized option payments on potential sites and deferred fees on potential financing arrangements. Due to the lack of funding available through the various DOE loan guarantee programs, the higher than anticipated costs estimated to complete the Rialto Project, and the lack of financing for such projects, we decided to abandon the three projects. As a result, we recorded a loss on impairment relating to the Rialto Project, the Natchez Project and the Port St. Joe Project of $27.2 million, $26.6 million and $4.8 million, respectively. The loss on impairment for the Rialto Project represents the total cost of the project. The loss on impairment for the Port St. Joe Project represents the total cost of the project less the elimination of a contingent consideration liability of $1.6 million. The loss on impairment for the Natchez Project represents the total costs of the project less the appraised value of the property, which we own, of approximately $2.5 million. During the fiscal year ended September 30, 2010, we determined that one of the sites that we had secured under option, a site which we were evaluating for the Rialto Project, was no longer a viable site. Therefore, at the end of the fiscal year ended September 30, 2010, we gave notice to terminate the option resulting in the write-off of the previously capitalized option payments of $1.1 million. We also determined that the cost of a feasibility study for the East Dubuque Facility conversion project, which had been recorded in construction in progress, would never be used. Therefore, the cost was written off during the fiscal year ended September 30, 2010.

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

Other. For the fiscal year ended September 30, 2011, loss on disposal of property, plant and equipment was primarily due to the removal of a selective catalyst recovery unit in our nitrogen products manufacturing segment for approximately $0.9 million, which was partially offset by various miscellaneous sales and exchanges of nonmonetary assets totaling approximately $0.4 million.

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

Other Income (Expense), Net

	For the Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Other income (expense), net:
Interest expense	$(16,666)	$(14,235)
Loss on debt extinguishment	(13,816)	(2,268)
Realized loss, net on sale of investments	—	(1,231)
Gain on equity method investment	—	1,909
Other income (expense), net	137	275

Total other expense, net	$(30,345)	$(15,550)

The increase in other expense, net for the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010 was primarily due to the loss on debt extinguishment related to the various credit agreements and the increase in interest expense due to higher outstanding principal balances under the credit agreements.

INFLATION

Inflation has and is expected to have an insignificant impact on our results of operations and sources of liquidity.

RNP’s EBITDA

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

The table below reconciles EBITDA, which is a non-GAAP measurement, to net income for RNP.

	Year Ended December 31,		Three Months Ended December 31,		Fiscal Years Ended September 30,
	2012	2011	2011	2010	2011	2010
	(unaudited, in thousands)
Net income (loss)	$27,687	$(63,596)	$(4,098)	$(5,884)	$(65,382)	$(42,262)
Add back: alternative energy loss	79,316	94,653	14,553	10,208	90,308	47,271

RNP net income	$107,003	$31,057	$10,455	$4,324	$24,926	$5,009
Add:
Interest income	(45)	(53)	(14)	(13)	(51)	(57)
Interest expense	1,469	12,788	1,947	2,912	13,752	9,859
Loss on debt extinguishment	2,114	19,486	10,263	4,593	13,816	2,268
Loss on interest rate swaps	951		—	—	—	—
Income tax expense	303	14,643	—	2,772	17,415	3,344
Depreciation and amortization	12,460	10,706	3,287	2,601	10,020	10,544
Other	(232)	(3)	(3)

EBITDA	$124,023	$88,624	$25,935	$17,189	$79,878	$30,967

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Calendar Year Ended December 31, 2012	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
		2011	2010	2011	2010
	(unaudited)
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$70,237	$(2,544)	$13,301	$36,469	$(10,930)
Investing activities	(188,198)	(9,464)	(10,323)	(40,240)	(23,270)
Financing activities	22,219	128,277	27,462	70,834	19,229

Net Increase (Decrease) in Cash	$(95,742)	$116,269	$30,440	$67,063	$(14,971)

Operating Activities

Revenues were approximately $261.9 million for the calendar year ended December 31, 2012 compared to approximately $200.1 million for the calendar year ended December 31, 2011. The increase in revenue for the calendar year ended December 31, 2012 compared to the calendar year ended December 31, 2011 was primarily due to the Agrifos Acquisition, increased sales prices for all of the East Dubuque Facility’s products and increased sales volume for ammonia, partially offset by a decrease in sales volume for UAN. Deferred revenue decreased by $4.0 million during the calendar year ended December 31, 2012. The decrease was a result of a decrease in our Pasadena Facility’s deferred revenue by approximately $5.0 million due to completing a high volume of sales, which was partially offset by an increase in our East Dubuque Facility’s deferred revenue by approximately $1.0 million. The increase in our East Dubuque Facility’s deferred revenue occurred because an unscheduled plant outage at the end of 2012 made us unable to fulfill all fall 2012 product prepayment contracts before December 31, 2012 and the resulting extension of a portion of its fall 2012 product prepayment contracts into the first calendar quarter of 2013.

Revenues were approximately $63.1 million for the three months ended December 31, 2011 compared to approximately $43.0 million for the three months ended December 31, 2010. This increase was primarily the result of higher prices paid for our products during the three months ended December 31, 2011. Deferred revenue decreased $13.8 million during the three months ended December 31, 2011, versus an increase of $17.0 million during the three months ended December 31, 2010. The decrease during the three months ended December 31, 2011 was a result of a high volume of prepaid shipments resulting from the normal seasonality of our business, and due to the fact that few new contracts were signed during the period, as compared to the three months ended December 31, 2010. In comparison, the balance increased during the three months ended December 31, 2010 due to signing a significant number of new contracts during the period, partially offset by the fulfillment of product prepayment contracts during the three months ended December 31, 2010.

Revenues were approximately $180.1 million for the fiscal year ended September 30, 2011 compared to approximately $131.9 million for the fiscal year ended September 30, 2010. This increase was primarily the result of higher prices paid for our products during fiscal year ended September 30, 2011, resulting from stronger demand for nitrogen fertilizer products during the period. Deferred revenue increased $19.6 million during the fiscal year ended September 30, 2011, versus a decrease of $3.7 million during the fiscal year ended September 30, 2010. This increase in deferred revenue was due to higher prepaid sales prices in fiscal year 2011 than in fiscal year 2010, and also a higher quantity of ammonia and UAN product presold in fiscal year 2011. The increase in revenues and deferred revenue from fiscal year 2010 to fiscal year 2011 are the primary reasons net cash flow from operating activities increased from $20.1 million in fiscal year 2010 to $83.7 million in fiscal year 2011.

Our profits and operating cash flows are subject to changes in the prices of our products and our primary feedstocks, natural gas for the East Dubuque Facility and ammonia, sulfuric acid and sulfur for the Pasadena Facility. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control. In addition, the timing of product prepayment contracts and associated cash receipts are factors largely outside of our control that affect our profits, operating cash flows and cash available for distribution.

Net cash provided by operating activities for the calendar year ended December 31, 2012 was approximately $70.3 million. We had net income of approximately $27.7 million for the calendar year ended December 31, 2012. During this period, we recorded loss on impairments relating to the capitalized SilvaGas patents and goodwill from the acquisition of ClearFuels in the amounts of approximately $8.5 million and $7.2 million, respectively, which accounted for approximately $15.7 million out of the total loss on impairments of approximately 16.0 million. We entered into our New 2012 Credit Agreement and paid off the outstanding principal balance under our 2012 credit agreement. This transaction resulted in a loss on the extinguishment of debt of approximately $2.1 million. As a result of redeeming the Notes prior to maturity, the unamortized debt discount and debt issuance costs were written off which resulted in a loss on debt extinguishment of approximately $2.7 million. These two transactions resulted in a loss on debt extinguishment of approximately $4.8 million for the calendar year ended December 31, 2012. We also had stock-based compensation expense of approximately $10.8 million. Deposits on natural gas contracts decreased by approximately $2.8 million due to obtaining lines of credit with two natural gas vendors that had previously required prepayment. Accrued liabilities decreased by approximately $23.4 million due to the payment of income taxes of approximately $8.1 million relating to the sale of the 39.2% of RNP outstanding common units in the offering, an approximately $3.1 million reduction in liability for sales and use taxes relating to the PDU and our Pasadena Facility decreasing their accrued liabilities by approximately $9.1 million primarily due to the payment of bonuses of approximately $7.2 million, which was partially offset by our East Dubuque Facility increasing their accrued liabilities primarily from amounts due to customers for recent overpayments and refunds on product prepayment contracts that we chose to cancel.

Net cash used by operating activities for the three months ended December 31, 2011 was approximately $2.5 million. We had net loss of $4.1 million for the three months ended December 31, 2011. During this period, we used a portion of the net proceeds from our initial public offering to repay in full the term loans outstanding under our 2011 credit agreement, including approximately $2.9 million to pay the associated prepayment penalty fees. This transaction resulted in a loss on debt extinguishment of $10.3 million. Accounts receivable increased by approximately $2.8 million due to higher sales volumes in the three months ended December 31, 2011 than in the three months ended September 30, 2011, due to normal seasonality of the business and our facility being down for a turnaround during the second half of September 2011. Inventories decreased by approximately $11.2 million due to a high volume of product sales during this quarter, which was due to the normal seasonality of our business. Deferred revenue decreased by approximately $13.8 million as a result of deliveries on product prepayment contracts being higher than the signing of new product prepayment contracts during the period due to the normal seasonality of our business, and due to the fact that few new product prepayment contracts were signed during the period. Accrued liabilities, accrued payroll and other liabilities decreased by approximately $4.7 million due to a large amount of accruals at September 30, 2011 related to turnaround costs at our East Dubuque Facility and the completion of the Rentech-ClearFuels Gasifier.

Net cash provided by operating activities for the three months ended December 31, 2010 was approximately $13.3 million. We had net loss of $5.9 million for the three months ended December 31, 2010. During this period, we entered into the second amendment to our 2010 credit agreement and repaid a portion of the principal outstanding under our 2010 credit agreement. This transaction resulted in a loss on the extinguishment of debt of $4.6 million. Accounts receivable increased by approximately $7.0 million due to higher sales volume leading up to December 31, 2010 than up to September 30, 2010, due to normal seasonality of the business and due to a large increase in UAN sales prices beginning in October 2010. Inventories decreased by approximately $1.5 million due to a high volume of product sales during this quarter which was attributable to the normal seasonality of our business. This decrease was less than the decrease we typically experience during this period due to low inventory levels leading into the period, caused by unusually high sales volume the previous summer. Deferred revenue increased by approximately $17.0 million due to a significant number of new contracts that were signed during the period, partially offset by the fulfillment of product prepayment contracts during the three months ended December 31, 2010.

Net cash provided by operating activities for the fiscal year ended September 30, 2011 was approximately $36.5 million. We had net loss of $65.4 million for the fiscal year ended September 30, 2011. During this period, we recorded loss on impairments relating to the Rialto Project, the Natchez Project and the Port St. Joe Project of approximately $27.2 million, $26.6 million and $4.8 million, respectively. We recorded approximately $7.9 million for the extinguishment of a liability relating to the East Dubuque Facility coal-to-liquids conversion project, which was abandoned during fiscal year ended September 30, 2008. We also entered into the second amendment to our 2010 credit agreement and repaid a portion of the principal outstanding under our 2010 credit agreement. This transaction resulted in a loss on the extinguishment of debt of $4.6 million. We also entered into our 2011 credit agreement during this period and paid off the outstanding principal balance under our 2010 credit agreement. This transaction resulted in a loss on debt extinguishment of $9.2 million. These two transactions resulted in a total loss on debt extinguishment of $13.8 million. During the fiscal year ended September 30, 2011, we used $8.3 million of proceeds from our 2011 credit agreement to pay the prepayment penalty fee resulting from the prepayment of term loans outstanding under our 2010 credit agreement. During the fiscal year ended September 30, 2011, accounts receivable decreased by $5.0 million, due to having a high volume of summer sales in fiscal year ended September 30, 2010 which increased the September 30, 2010 balance. Accrued liabilities increased by approximately $7.4 million during the fiscal year ended September 30, 2011 due to significant vendor invoices and accruals for turnaround activities at our East Dubuque Facility in September 2011 and the Rentech-ClearFuels Gasifier, as well as for significant capital expenditures during the turnaround. Inventories increased $9.2 million during the fiscal year ended September 30, 2011 due to having more summer sales contracts in fiscal year 2010, whereas in fiscal year 2011, it followed the normal seasonal trend of having more fall sales contracts, requiring high inventory levels at September 30, 2011 to fulfill those contracts. Deferred revenue increased $19.7 million during the fiscal year ended September 30, 2011. The increase was due to higher prepaid sales prices in the fiscal year ended September 30, 2011 than in the fiscal year ended September 30, 2010, and also a higher quantity of ammonia and UAN product presold in the fiscal year ended September 30, 2011.

Net cash used in operating activities for the fiscal year ended September 30, 2010 was $10.9 million. We had net loss of $42.3 million for fiscal year 2010. During the fiscal year ended September 30, 2010, we entered into our 2010 credit agreement, the proceeds from which were used to repay in full the term loan under the credit agreement we entered into in fiscal year 2008, or our 2008 credit agreement. This transaction resulted in a loss on the extinguishment of debt of $2.3 million. During the fiscal year ended September 30, 2010, accounts receivable increased by $0.9 million due to high summer sales volume, mainly resulting from some large shipments by barge. During the fiscal year ended September 30, 2009, we recorded a property insurance claim receivable for insured property losses related to a weather-related shutdown of our facility in January 2009. During the fiscal year ended September 30, 2010, we collected the outstanding balance of $1.8 million. Inventories decreased during the fiscal year ended September 30, 2010 by $4.7 million due to a combination of inventory levels having been high leading into the fiscal year from a seasonal build-up of inventory prior to the fall ammonia application season and reduction of inventories from higher than normal sales volumes during the summer of 2010, mainly due to some large shipments by barge. This was partially offset by higher costs of natural gas associated with product held in inventory. Deposits on natural gas purchase contracts increased by $1.6 million during the fiscal year ended September 30, 2010 due to timing of purchases and vendor selection, which impact payment terms. Deferred revenue resulting from product pre-sales decreased $3.7 million during the fiscal year ended September 30, 2010 due to timing of cash receipts on fall product prepayment contracts.

Investing Activities

Net cash used in investing activities was approximately $188.2 million, $9.5 million, $10.3 million, $40.2 million and $23.3 million, respectively, for the calendar year ended December 31, 2012, the three months ended December 31, 2011 and 2010, and the fiscal years ended September 30, 2011 and 2010. In the calendar year ended December 31, 2012, we paid approximately $128.6 million, net of cash received, for the Agrifos Acquisition. The amount for purchase of property, plant, equipment and construction in progress of approximately $59.1 million for the calendar year ended December 31, 2012 relates primarily to the ammonia production and storage capacity expansion project, the urea expansion project and the DEF build-out. The increase in net additions of $2.0 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to capital projects completed during the turnaround at the East Dubuque Facility. The increase in net additions of $13.3 million for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010 was primarily due to capital projects undertaken during the turnaround, which was started in September of 2011, at the East Dubuque Facility and spending for development activities at the Port St. Joe Project.

Financing Activities

Net cash provided by financing activities was approximately $22.2 million for the calendar year ended December 31, 2012. During the calendar year ended December 31, 2012, RNP had borrowings under its New 2012 Credit Agreement and its 2012 credit agreement which totaled approximately $222.8 million and repaid borrowings under our 2012 credit agreement of approximately $29.5 million. We also redeemed the Notes for cash of approximately $57.5 million and paid distributions of approximately $43.3 million. RNP paid distributions to noncontrolling interests of approximately $47.2 million.

Net cash provided by financing activities was approximately $128.3 million and $27.5 million, respectively, for the three months ended December 31, 2011 and 2010. During the three months ended December 31, 2011, RNP completed its initial public offering, which raised a total of $300.0 million in gross proceeds, and approximately $276.0 million in net proceeds after deducting underwriting discounts and commissions of $21.0 million and offering expenses of approximately $3.0 million, excluding approximately $1.0 million in offering expenses paid prior to September 30, 2011. We also repaid in full and terminated our 2011 credit agreement, which had an outstanding principal balance of $146.3 million. During the three months ended December 31, 2010, concurrently with entering into the second amendment to our 2010 credit agreement, we entered into a second incremental loan assumption agreement to borrow an additional $52.0 million, with an original issue discount of $1.0 million. We also prepaid $20.0 million of outstanding principal in connection with the second amendment to our 2010 credit agreement, from cash on hand that we had reserved for such purpose, and made $2.5 million in scheduled principal payments.

Net cash provided by financing activities was approximately $70.8 million and $19.2 million, respectively, for the fiscal years ended September 30, 2011 and 2010. During the fiscal year ended September 30, 2011, concurrently with entering into the second amendment to our 2010 credit agreement, we entered into a second incremental loan assumption agreement to borrow an additional $52.0 million, with an original issue discount of $1.0 million. We also entered into our 2011 credit agreement pursuant to which we borrowed $150.0 million, $85.4 million of which was used to pay off the outstanding principal balance under our 2010 credit agreement. Additionally, for the fiscal year ended September 30, 2011, in addition to $8.7 million of scheduled principal payments, we prepaid $20.0 million of outstanding principal in connection with the second amendment to our 2010 credit agreement, from cash on hand that we had reserved for such purpose, and $5.0 million as a mandatory prepayment in connection with the $5.0 million dividend we received from REMC. During the fiscal year ended September 30, 2010, we replaced our 2008 credit agreement, which had an outstanding balance of $37.1 million and issuance costs of $0.9 million, with the net proceeds from our 2010 credit agreement, which had an initial principal amount of $62.5 million. Our 2010 credit agreement was amended on July 21, 2010 resulting in the increase of the principal balance to $67.5 million. Our 2010 credit agreement had an aggregate original issue discount amount of $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, our current assets totaled approximately $191.1 million, including cash and cash equivalents of approximately $141.7 million, of which approximately $55.8 million was held at RNP, and accounts receivable of approximately $9.7 million. At December 31, 2012, our current liabilities were approximately $84.0 million, and we had long-term liabilities of approximately $194.1 million, comprised primarily of the outstanding borrowings under the New 2012 Credit Agreement.

Nitrogen Products Manufacturing

During the next 12 months, based on current market conditions, we expect RNP’s principal liquidity needs, including those associated with the ammonia production and storage capacity expansion project and the ammonium sulfate debottlenecking and production capacity project, to be met from cash on hand at RNP, cash forecasted to be generated by RNLLC’s and RNPLLC’s operations and borrowings under the New 2012 Credit Agreement. These liquidity needs include costs to operate and maintain the Facilities, working capital, debt service requirements coming due within the next year, and maintenance capital expenditures. Maintenance capital expenditures for the year ending December 31, 2013 are expected to be approximately $16.0 million. The $16.0 million of maintenance capital expenditures excludes the cost to replace the sulfuric acid converter at the sulfuric acid plant at our Pasadena Facility. We intend to begin the project to replace the converter during the third quarter of 2013, and to complete it during 2014 for an estimated cost of between approximately $15.0 million to $20.0 million. However, the commencement of this project is subject to the approval of the board of directors of the General Partner. If approved by the board, approximately 60% of the cost of this project would be expended in 2013 increasing our expected maintenance capital expenditures for the Pasadena Facility during 2013. We will need external funding in order to undertake this project. We currently estimate that we will incur approximately $77.0 million in expansion capital expenditures for the year ending December 31, 2013, comprised of expenditures related to the ammonia production and storage capacity expansion project, the nitric acid project, the ammonium sulfate debottlenecking and production capacity project and the power generation project. We expect that:

•	the ammonia production and storage capacity expansion project will cost approximately $100.0 million, and will be completed during the fourth quarter of 2013;

•	the nitric acid project could cost approximately $2.0 million, with approximately $1.6 million expended in 2013, and will be completed during the first quarter of 2014;

•	the ammonium sulfate debottlenecking and production capacity project could cost approximately $6.0 million to complete resulting in increased capacity by the end of 2013; and

•

the power generation project, which was started during 2013, could cost approximately $30.0 million to complete and, if sufficient financing and board approval is obtained, would be completed in the fall of 2014.

RNP currently intends to finance substantially all of the cost of these projects using borrowings under the New 2012 Credit Agreement. The New 2012 Credit Agreement includes a $35.0 million Accordion Facility, which allows us to borrow additional funds from any of the lenders, if such lenders agree to lend such amount, and have such borrowings included under the terms of the New 2012 Credit Agreement. If the lenders do not agree to lend amounts under the Accordion Facility to us, we would need to seek alternative sources of funding for the expansion projects. Depending on conditions in the capital markets, we also may seek external funding, among other things, to finance a portion of the costs of these expansion projects, including financing from the issuance of common units or debt securities by RNP. However, there is no assurance that these sources of capital would be available to us.

The $110.0 million New CapEx Facility will be available for borrowing by RNP until February 28, 2014, and will be primarily used for the ammonia production and storage capacity expansion project. The New CapEx Facility requires amortization payments expected to begin in the spring of 2014. In the first two years of amortization, we must make amortization payments of 10% per year, or 2.5% per quarter, and thereafter, 25% per year, or 6.25% per quarter of the aggregate amount drawn, in each case with the final principal payment due upon maturity.

The nitrogen fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at RNLLC and RNPLLC. RNLLC’s practice of selling substantial amounts of fertilizer products through prepayment contracts also contributes to its significant working capital needs. Working capital available at RNLLC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Facility’s principal feedstock and products. Working capital available at RNPLLC is also affected by changes in commodity prices for ammonia and sulfur, which are the Pasadena Facility’s principal feedstocks.

The $35.0 million New 2012 Revolving Credit Facility may be used for working capital. Any amounts outstanding under the New 2012 Revolving Credit Facility (other than outstanding letters of credit) are required to be reduced to zero for three periods of ten consecutive business days during each year, with each period not less than 60 days apart and with one period in each fiscal year commencing in April of such fiscal year. There currently are no outstanding borrowings under the 2012 Revolving Credit Facility.

The principal amount of the new term loan is required to be paid in equal quarterly installments of approximately $1.9 million on the first day of each fiscal quarter beginning on January 1, 2013.

Borrowings under the New 2012 Credit Agreement bear interest at a rate equal to an applicable margin, plus, at RNP’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the New 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Additionally, RNP is required to pay a fee to the lenders under the New 2012 Credit Agreement on the unused amount under the New 2012 Revolving Credit Facility at a rate per annum of 0.50% and under the New CapEx Facility at a rate per annum of 0.75%. RNP is also required to pay customary letter of credit fees on issued letters of credit.

The New 2012 Credit Agreement expires on October 31, 2017 and requires RNP and its subsidiaries to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the outstanding loans):

•

Maximum Total Leverage Ratio (defined as total debt of RNP and its subsidiaries on a consolidated basis, divided by Adjusted EBITDA (as defined in the New 2012 Credit Agreement)) of not greater than 2.5 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of December 31, 2012, RNP’s actual Total Leverage Ratio was 0.4 to 1.0.

•

Maintenance of a Minimum Fixed Charge Coverage Ratio (defined as (a) Adjusted EBITDA (as defined in the New 2012 Credit Agreement) minus unfinanced capital expenditures of RNP and its subsidiaries on a consolidated basis, divided by (b) the sum of (i) interest expense paid or accrued, (ii) scheduled principal payments and (iii) taxes paid or payable of RNP and its subsidiaries in each case and (iv) cash payments of the Supplemental Purchase Price (as defined in the New 2012 Credit Agreement) for the Agrifos Acquisition) of not less than 1.0 to 1.0 as of the end of each fiscal quarter for the 12 month period then ending. As of December 31, 2012, RNP’s actual Fixed Charge Coverage Ratio was 57.3 to 1.0.

Depending on conditions in the capital markets, RNP may seek external funding during the next 12 months to refinance its existing indebtedness, fund capital expenditures or supplement its working capital, including financing from the issuance of common units or debt securities. However, there is no assurance that these sources of capital would be available to RNP.

We believe we have sufficient liquidity for our expected funding requirements at RNP through at least the next 12 months.

Alternative Energy

During the twelve months ended December 31, 2012, we funded our operations in our alternative energy segment primarily through cash on hand and cash from distributions from RNP. We expect quarterly distributions from RNP to be a major source of liquidity for our alternative energy segment. Any distributions made by RNP to its unitholders will be done on a pro rata basis. We will receive 59.9% of RNP’s quarterly distributions to common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP. On January 23, 2013, the board of directors of the general partner declared a cash distribution to RNP’s common unitholders and payments to holders of phantom units for the period October 1, 2012 through and including December 31, 2012 of $0.75 per unit or approximately $29.2 million in the aggregate. We received a distribution of approximately $17.4 million, representing our share of distributions based on our ownership of common units. The cash distribution was paid on February 14, 2013, to unitholders of record at the close of business on February 7, 2013.

During the next 12 months, we expect the liquidity needs of our alternative energy segment could be met from cash on hand and distributions from RNP. Our primary needs for working capital for the next 12 months related to our alternative energy segment are expected to include administrative needs; costs to complete operation and wind-down of the PDU, and to maintain the technology and site; costs to evaluate entry into a new business line and potential investments in a new business line.

In February 2012, our board of directors authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock over the subsequent 12-month period. The share repurchase program took effect in March 20, 2012 and was funded by our available cash. As of December 31, 2012, we had repurchased approximately 9.1 million shares of our common stock under the program for an aggregate purchase price of approximately $16.4 million. No shares were acquired subsequent to December 31, 2012 and the share repurchase program has expired.

We believe we have sufficient liquidity for our expected funding requirements in our alternative energy segment through the next 12 months.

Potential New Line of Business

We are focused on growth opportunities within the energy industry and are pursuing acquisitions and projects within the energy industry that do not rely on new technologies. We may need additional capital in the event we acquire businesses or assets in a new business line. Such additional capital may be available, if needed, from external financing sources, including from offerings of equity or debt securities.

As of December 31, 2012, approximately $94.3 million aggregate offering price of securities was available to be sold under our shelf registration statement. Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets has been difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at December 31, 2012:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Continuing Operations
New 2012Credit Agreement (1)	$193,290	$7,750	$22,201	$163,339	$—
Earn-out consideration (2)	4,920	—	4,920	—	—
Natural gas (3)	7,531	7,531	—	—	—
Purchase obligations (4)	21,015	21,015	—	—	—
Asbestos removal (5)	3,128	2,776	—	—	352
Operating leases	2,791	1,299	1,473	19	—
Gas and electric fixed charges (6)	1,917	913	1,004	—	—
EPA penalties (7)	720	720	—	—	—
Pension plans and postretirement plan (8)	206	206	—	—	—

Total	$235,518	$42,210	$29,598	$163,358	$352

(1)	As of the date of this report, there is approximately $207.6 million of principal outstanding under the 2012 Credit Agreement.
(2)	RNP entered into the Purchase Agreement relating to the Agrifos Acquisition which, among other things, provides for the potential payment of earn-out consideration calculated based on the amount by which the two-year Adjusted EBITDA, as defined in the Purchase Agreement, of the Pasadena Facility exceeds certain Adjusted EBITDA thresholds. The amount reflected in the table reflects our current estimate of the amount of the earn-out consideration we will be required to pay. Depending on the two-year Adjusted EBITDA amounts, such additional earn-out consideration may vary from zero to a maximum of $50.0 million. The potential additional consideration would be paid after April 30, 2015 and completion of the relevant calculations in either common units or cash at the option of RNP.
(3)	As of December 31, 2012, the natural gas forward purchase contracts included delivery dates through March, 2013. Subsequent to December 31, 2012 through February 28, 2013, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through April 30, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 1.0 million and the total amount of the purchase commitments are approximately $3.2 million, resulting in a weighted average rate per MMBtu of approximately $3.38. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.
(4)	The amount presented represents certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.

(5)	We have recorded asset retirement obligations, or AROs, related to future costs associated with the removal of contaminated material upon removal of the phosphorous plant at our Pasadena Facility and handling and disposal of asbestos at our East Dubuque Facility and our property in Natchez, Mississippi, or Natchez. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The obligation at our Pasadena Facility is considered short-term due to covenants in our New 2012 Credit Agreement.
(6)	As part of the gas transportation and electric supply contracts at our East Dubuque Facility, we must pay monthly fixed charges over the term of the contracts.
(7)	The EPA issued in December 2011 a CAFO concerning hazardous waste management and air emissions at the Pasadena Facility which imposed civil penalties of $1.8 million plus interest. Pursuant to this CAFO, penalties of approximately $0.7 million were paid prior to the closing of the Agrifos Acquisition, we were obligated to pay penalties of approximately $0.4 million in December 31, 2012, and we are obligated to pay penalties of approximately $0.7 million by December 31, 2013. All amounts to be paid under this CAFO after the closing of the Agrifos Acquisition were covered by the Seller through adjustment of the purchase price.
(8)	We expect to contribute approximately $109,000 and $97,000 to pension plans and a postretirement plan, respectively, in 2013. We acquired these plans as part of the Agrifos Acquisition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the New 2012 Credit Agreement. The borrowings under the New 2012 Credit Agreement bear interest at a rate equal to an applicable margin, plus at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the New 2012 Credit Agreement is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. As of December 31, 2012, we had outstanding borrowings under the New 2012 Credit Agreement of approximately $193.3 million. Based upon this outstanding balance, and assuming interest rates are above the applicable minimum and no interest rate swaps, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $1.9 million. Historically, we did not use interest rate derivative instruments to manage exposure to interest rate changes. On April 2, 2012, RNLLC entered into two interest rate swaps in notional amounts which now cover a portion of the borrowings under its New CapEx Facility. The initial forward starting interest rate swap started on September 1, 2012 and will terminate on September 1, 2013. The second forward starting interest rate swap will start on September 30, 2013 and terminate on December 31, 2015. Through the two interest rate swaps, RNLLC is essentially fixing the variable interest rate to be paid on a portion of the borrowings under its CapEx Facility. At December 31, 2012, the fair value of the interest rate swaps was a liability of approximately $0.9 million. An increase of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps decreasing by approximately $0.7 million. A decrease of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps increasing by approximately $0.8 million.

Commodity Price Risk. Our East Dubuque Facility is exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at our East Dubuque Facility. Market prices of nitrogen-based products are affected by changes in the prices of commodities such as corn and natural gas as well as by supply and demand and other factors. Currently, we purchase natural gas for use in our East Dubuque Facility on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing substantially in 2008 and subsequently declining to the current lower levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50.

In the normal course of business, RNLLC currently produces nitrogen-based fertilizer products throughout the year to supply the needs of our East Dubuque Facility’s customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. We believe that market prices of nitrogen products are affected by changes in grain prices and demand, natural gas prices and other factors.

RNLLC enters into product prepayment contracts committing its East Dubuque Facility’s customers to purchase its nitrogen fertilizer products at a later date. To a lesser extent, RNPLLC also enters into product prepayment contracts for its Pasadena Facility’s products. By using fixed-price forward contracts, RNLLC purchases approximately enough natural gas to manufacture the products that have been sold by our East Dubuque Facility under product prepayment contracts for later delivery. We believe that entering into such fixed-price contracts for natural gas and product prepayment contracts effectively allows RNLLC to fix most of the gross margin on pre-sold product and mitigate risk of increasing market prices of natural gas or decreasing market prices of nitrogen products. However, this practice also subjects us to the risk that we may have locked in margins at levels lower than those that might be available if, in periods following these contract dates, natural gas prices were to fall, or nitrogen fertilizer commodity prices were to increase. In addition, RNLLC occasionally makes forward purchases of natural gas that are not directly linked to specific product prepayment contracts. To the extent RNLLC makes such purchases, we may be unable to benefit from lower natural gas prices in subsequent periods.

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the calendar year ended December 31, 2012, 75% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand and other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50.

Our Pasadena Facility purchases ammonia as a feedstock at contractual prices based on a published Tampa, Florida market index, while the East Dubuque Facility sells similar quantities of ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices. Because we both buy and sell similar quantities of ammonia, we believe that our consolidated exposure to the fluctuations in ammonia prices is lower than is the exposure to ammonia prices of either of our facilities considered alone.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENTECH, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	74
Consolidated Balance Sheets	75
Consolidated Statements of Operations	76
Consolidated Statements of Comprehensive Income (Loss)	77
Consolidated Statements of Stockholders’ Equity	78
Consolidated Statements of Cash Flows	79
Notes to Consolidated Financial Statements	81

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts for the calendar year ended December 31, 2012, three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010	119

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rentech, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the year ended December 31, 2012, three months ended December 31, 2011 and fiscal years ended September 30, 2011 and 2010 present fairly, in all material respects, the financial position of Rentech, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012, three months ended December 31, 2011, and the fiscal years ended September 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded its indirect majority-owned subsidiary, RNPLLC from its assessment of internal control over financial reporting as of December 31, 2012 because the entity was acquired by the Company in a purchase business combination on November 1, 2012. We have also excluded RNPLLC from our audit of internal control over financial reporting. RNPLLC’s total assets and total revenues represent approximately 22% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 18, 2013

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets
Cash	$141,736	$237,478
Accounts receivable, net of allowance for doubtful accounts of $0 and $100 at December 31, 2012 and 2011, respectively	9,705	7,428
Inventories	27,140	4,991
Deposits on gas contracts	—	2,807
Prepaid expenses and other current assets	7,046	3,227
Deferred income taxes	766	4,069
Other receivables, net	4,670	5,214

Total current assets	191,063	265,214

Property, plant and equipment, net	134,195	65,557

Construction in progress	61,417	9,809

Other assets
Deposits and other assets	817	1,667
Goodwill	56,592	7,209
Intangible assets	26,185	9,875
Property held for sale	2,475	—
Deferred income taxes	—	—
Debt issuance costs	6,458	1,197

Total other assets	92,527	19,948

Total assets	$479,202	$360,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,788	$5,071
Accrued payroll and benefits	8,445	4,375
Accrued liabilities	17,044	26,863
Deferred revenue	29,699	20,352
Credit facilities and term loan	7,750	—
Asset retirement obligation	2,776	—
Deferred income taxes	—	—
Other	502	2,119

Total current liabilities	84,004	58,780

Long-term liabilities
Credit facilities and term loan, net of current portion	185,540	—
Long-term convertible debt	—	48,887
Earn-out consideration	4,920	—
Deferred income taxes	766	4,069
Other	2,904	519

Total long-term liabilities	194,130	53,475

Total liabilities	278,134	112,255

Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock — $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 450,000 shares authorized; 224,121 and 225,231 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,241	2,252
Additional paid-in capital	539,448	576,403
Accumulated deficit	(383,807)	(369,807)
Accumulated other comprehensive income	105	—

Total Rentech stockholders’ equity	157,987	208,848
Noncontrolling interests	43,081	39,425

Total equity	201,068	248,273

Total liabilities and stockholders’ equity	$479,202	$360,528

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2012	2011	2011	2010	2011	2010
		(unaudited)		(unaudited)
Revenues
Product sales	$261,368	$199,909	$63,014	$42,962	$179,857	$131,396
Other revenues	557	206	52	52	206	529

Total revenues	261,925	200,115	63,066	43,014	180,063	131,925

Cost of sales
Product	129,806	113,911	37,460	26,835	103,286	106,020
Other	200	199	50	51	200	692

Total cost of sales	130,006	114,110	37,510	26,886	103,486	106,712

Gross profit	131,919	86,005	25,556	16,128	76,577	25,213

Operating expenses
Selling, general and administrative expense	48,240	30,815	10,498	7,687	28,004	28,410
Research and development	20,944	28,785	4,202	5,426	30,009	19,641
Depreciation and amortization	3,754	2,218	566	573	2,225	1,947
Loss on impairments	15,965	59,272	583	53	58,742	1,190
Advance for equity investment	—	(7,892)	—	—	(7,892)	—
Other	(328)	16	(507)	—	523	191

Total operating expenses	88,575	113,214	15,342	13,739	111,611	51,379

Operating income (loss)	43,344	(27,209)	10,214	2,389	(35,034)	(26,166)

Other income (expense), net
Interest expense	(8,949)	(17,034)	(4,098)	(3,730)	(16,666)	(14,235)
Loss on debt extinguishment	(4,801)	(19,486)	(10,263)	(4,593)	(13,816)	(2,268)
Loss on interest rate swaps	(951)	—	—	—	—	—
Other income, net	258	139	51	52	137	953

Total other expenses, net	(14,443)	(36,381)	(14,310)	(8,271)	(30,345)	(15,550)

Income (loss) from continuing operations before income taxes and equity in net loss of investee company	28,901	(63,590)	(4,096)	(5,882)	(65,379)	(41,716)
Income tax expense	1,364	6	2	2	3	11

Income (loss) from continuing operations before equity in net loss of investee company	27,537	(63,596)	(4,098)	(5,884)	(65,382)	(41,727)
Equity in net loss of investee company	—	—	—	—	—	544

Income (loss) from continuing operations	27,537	(63,596)	(4,098)	(5,884)	(65,382)	(42,271)
Income from discontinued operations	150	—	—	—	—	9

Net income (loss)	27,687	(63,596)	(4,098)	(5,884)	(65,382)	(42,262)
Net (income) loss attributable to noncontrolling interests	(41,687)	(3,700)	(4,433)	366	1,099	94

Net loss attributable to Rentech	$(14,000)	$(67,296)	$(8,531)	$(5,518)	$(64,283)	$(42,168)

Net income (loss) per common share attributable to Rentech:
Basic and Diluted:
Continuing operations	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.29)	$(0.20)
Discontinued operations	0.00	0.00	0.00	0.00	0.00	0.00

Net loss	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.29)	$(0.20)

Weighted-average shares used to compute net loss per common share:
Basic and diluted	223,189	223,281	224,414	221,980	222,664	216,069

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2012	2011	2011	2010	2011	2010
		(unaudited)		(unaudited)
Net income (loss)	$27,687	$(63,596)	$(4,098)	$(5,884)	$(65,382)	$(42,262)
Other comprehensive income, net of tax:
Pension and postretirement plan adjustments	166	—	—	—	—	—
Other	6	—	—	—	—	—

Other comprehensive income	172	—	—	—	—	—

Comprehensive income (loss)	27,859	(63,596)	(4,098)	(5,884)	(65,382)	(42,262)
Less: net (income) loss attributable to noncontrolling interests	(41,687)	(3,700)	(4,433)	366	1,099	94
Less: other comprehensive income attributable to noncontrolling interests	(67)	—	—	—	—	—

Comprehensive loss attributable to Rentech	$(13,895)	$(67,296)	$(8,531)	$(5,518)	$(64,283)	$(42,168)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

			Additional		Accumulated Other	Total Rentech		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interests	Equity
Balance, September 30, 2009	212,696	$2,127	$320,934	$(254,825)	$—	$68,236	$—	$68,236
Payment of offering costs	—	—	(376)	—	—	(376)	—	(376)
Issuance of common stock	6,689	67	6,169	—	—	6,236	—	6,236
Common stock issued for stock options exercised	15	—	16	—	—	16	—	16
Common stock issued for warrants exercised	2,080	20	1,108	—	—	1,128	—	1,128
Stock-based compensation expense	—	—	5,095	—	—	5,095	—	5,095
Restricted stock units	251	3	(250)	—	—	(247)	—	(247)
Noncontrolling interests	—	—	—	—	—	—	7,527	7,527
Net loss	—	—	—	(42,168)	—	(42,168)	(94)	(42,262)

Balance, September 30, 2010	221,731	$2,217	$332,696	$(296,993)	$—	$37,920	$7,433	$45,353
Acquisition of additional interest in subsidiary	—	—	5,797	—	—	5,797	(5,797)	—
Payment of offering costs	—	—	(58)	—	—	(58)	—	(58)
Issuance of common stock	465	5	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	1,729	—	—	1,729	—	1,729
Restricted stock units	1,213	12	(720)	—	—	(708)	—	(708)
Net loss	—	—	—	(64,283)	—	(64,283)	(1,099)	(65,382)
Other	—	—	(25)	—	—	(25)	—	(25)

Balance, September 30, 2011	223,409	$2,234	$339,414	$(361,276)	$—	$(19,628)	$537	$(19,091)
Adjustment for investment in Rentech Nitrogen Partners, L.P.	—	—	240,662	—	—	240,662	34,430	275,092
Stock issued for acquisition			2,680	—	—	2,680	—	2,680
Stock-based compensation expense	—	—	1,112	—	—	1,112	25	1,137
Common stock issued for stock options exercised	31	—	30	—	—	30	—	30
Common stock issued for warrants exercised	1,052	11	(11)	—	—	—	—	—
Restricted stock units	739	7	(432)	—	—	(425)	—	(425)
Net loss	—	—	—	(8,531)	—	(8,531)	4,433	(4,098)
Other	—	—	3	—	—	3	—	3

Balance, December 31, 2011	225,231	$2,252	$583,458	$(369,807)	$—	$215,903	$39,425	$255,328
Income taxes payable adjustment	—	—	(7,055)	—	—	(7,055)	—	(7,055)

Balance, December 31, 2011 (revised)	225,231	$2,252	$576,403	$(369,807)	$—	$208,848	$39,425	$248,273
Agrifos acquisition.	—	—	11,177	—	—	11,177	8,823	20,000
Common stock issued for services	259	2	(2)	—	—	—	—	—
Common stock issued for acquisition	2,000	20	(20)	—	—	—	—	—
Common stock issued for stock options exercised	264	3	287	—	—	290	—	290
Common stock issued for warrants exercised	3,371	34	2,406	—	—	2,440	—	2,440
Payment of stock issuance costs	—	—	(40)	—	—	(40)	—	(40)
Distributions	—	—	(44,100)	—	—	(44,100)	—	(44,100)
Distributions to noncontrolling interests	—	—	—	—	—	—	(47,205)	(47,205)
Equity-based compensation expense	—	—	9,737	—	—	9,737	1,112	10,849
Restricted stock units	2,080	21	(2,548)	—	—	(2,527)	—	(2,527)
Repurchase of common stock, including commissions	(9,084)	(91)	(16,630)	—	—	(16,721)	—	(16,721)
Income tax provision true-up for prior year equity adjustment	—	—	2,757	—		2,757	—	2,757
Net income	—	—	—	(14,000)		(14,000)	41,687	27,687
Other comprehensive income	—	—	—	—	105	105	67	172
Other	—	—	21	—	—	21	(828)	(807)

Balance, December 31, 2012	224,121	$2,241	$539,448	$(383,807)	$105	$157,987	$43,081	$201,068

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2012	2011	2010	2011	2010
			(unaudited)
Cash flows from operating activities
Net income (loss)	$27,687	$(4,098)	$(5,884)	$(65,382)	$(42,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,824	3,776	3,062	11,836	12,051
Loss on impairments	15,965	583	53	58,742	1,190
Advance for equity investment	—	—	—	(7,892)	—
Utilization of spare parts	2,042	309	380	1,698	1,521
Non-cash interest expense	7,138	1,880	1,793	7,146	7,605
Loss on debt extinguishment	4,801	10,263	4,593	13,816	2,268
Equity-based compensation	10,849	1,137	1,106	1,729	5,095
Payment of call premium fee	—	(2,933)	—	(8,261)	—
Other	453	(498)	9	638	184
Changes in operating assets and liabilities:
Accounts receivable	927	(2,811)	(7,026)	4,969	(928)
Other receivables and receivable from related party	124	(1,163)	37	(910)	1,606
Receivables from insurance related to litigation		148	—	(2,023)	—
Litigation settlement payable	—	—	—	1,954	—
Inventories	8,727	11,164	1,451	(9,218)	4,684
Deposits on gas contracts	2,807	(1,409)	303	955	(1,629)
Prepaid expenses and other current assets	(571)	586	257	167	1,055
Accounts payable	1,810	(412)	(1,035)	(544)	1,167
Deferred revenue	(3,954)	(13,802)	17,028	19,681	(3,730)
Accrued liabilities, accrued payroll and other	(23,392)	(5,264)	(2,826)	7,368	(807)

Net cash provided by (used in) operating activities	70,237	(2,544)	13,301	36,469	(10,930)

Cash flows from investing activities
Payment for acquisition, net of cash acquired	(128,596)		—	—	—
Capital expenditures	(59,131)	(12,423)	(10,450)	(39,402)	(26,109)
Other items	(471)	2,959	127	(838)	2,839

Net cash used in investing activities	(188,198)	(9,464)	(10,323)	(40,240)	(23,270)

Cash flows from financing activities
Proceeds from initial public offering, net of costs	(245)	276,007	—	—	—
Proceeds from credit facilities and term loan, net of original issue discount	222,780	—	50,960	200,960	64,425
Retirement of credit facilities and term loan, including costs	(29,490)	(146,250)	—	(85,383)	(38,040)
Retirement of convertible debt	(57,500)	—	—	—	—
Proceeds from issuance of common stock	—	30	—	—	6,236
Repurchase of common stock, including commissions	(16,721)	—	—	—	—
Payment of stock issuance costs	(40)	—	(2)	(58)	(376)
Proceeds from options and warrants exercised	2,729	—	—	—	1,144
Payment of debt issuance costs	(7,788)	(904)	(290)	(8,747)	(4,061)
Payments on debt and notes payable	—	—	(22,522)	(33,658)	(5,140)
Conversion of bridge loan for the variable interest entity	—	—	—	—	1,500
Other	(1,000)	(606)	(684)	(2,280)	(6,459)
Distributions	(43,301)	—	—	—	—
Distributions to noncontrolling interests	(47,205)	—	—	—	—

Net cash provided by financing activities	22,219	128,277	27,462	70,834	19,229

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows—Continued

(Amounts in thousands)

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2012	2011	2010	2011	2010
			(unaudited)
Increase (decrease) in cash	(95,742)	116,269	30,440	67,063	(14,971)
Cash and cash equivalents, beginning of period	237,478	121,209	54,146	54,146	69,117

Cash and cash equivalents, end of period	$141,736	$237,478	$84,586	$121,209	$54,146

For the calendar year ended December 31, 2012, the three months ended December 31, 2011 and 2010, and the fiscal years ended September 30, 2011 and 2010, the Company made certain cash payments as follows:

	For the Year Ended December 31,	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2012	2011	2010	2011	2010
			(unaudited)
Cash payments of interest
Net of capitalized interest of $701 (Dec 2012), $0 (Dec 2011), $1,116 (Dec 2010), $4,868 (2011) and $2,907 (2010)	$3,805	$2,783	$3,566	$14,427	$9,701
Cash payments of income taxes from continuing operations	$8,609	$2	$12	$13	$30

Excluded from the statements of cash flows were the effects of certain non-cash financing and investing activities as follows:

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2012	2011	2010	2011	2010
			(unaudited)
Purchase of insurance policies financed with notes payable	$—	$867	$516	$1,872	$1,893
Restricted stock units surrendered for withholding taxes payable	2,527	425	303	708	247
Units issued for acquisition	20,000		—	—	—
Acquisitions	—	—	—	7,530	6,134
Adjustment for investment in subsidiary	—	240,362	—	—	—
Capital lease on software	—	—	—	—	464
Receivables from sales of property, plant and equipment in other receivables	—	741	—	325	—
Capital expenditures in accounts payable and accrued liabilities	5,301	3,914	3,547	11,904	4,872
Prepaid initial public offering costs offset against proceeds of initial public offering	—	3,907	—	—	—
Initial public offering costs in accrued liabilities	—	72	—	—	—
Adjustment to intangible assets for shares granted for earn-out payment to former SilvaGas shareholders	20	2,680	—	—	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business

Rentech, Inc. (“Rentech”, “the Company,” “we,” “us” or “our”) operates in three segments being alternative energy, East Dubuque and Pasadena. See Note 20 – Segment Information.

The Company was initially formed to develop and commercialize certain alternative energy technologies, and the Company acquired other technologies that it has further developed. The Company has conducted significant research and development and project development activities related to those technologies. On February 28, 2013, the Company announced plans to cease operations, reduce staffing at, and mothball its research and development Product Demonstration Unit (the “PDU”), a demonstration-scale plant at its Rentech Energy Technology Center (the “RETC”), located in Commerce City, Colorado, and to eliminate all related research and development activities. Any ongoing activities related to its alternative energy technologies will be to protect patents, to maintain the Commerce City site if efforts to sell the site are unsuccessful or to continue low-cost efforts to seek partners who would provide funding to deploy its technologies.

The Company has adopted this revised strategy with respect to its alternative energy business as a direct result of the high cost to develop new technologies relative to current energy prices and lack of government incentives and regulations supporting alternative energy, particularly within the United States. These conditions have made it difficult for the Company and other companies to commercialize alternative technologies. While the Company believes that its technologies have commercial value in the future as well as in different geographies, it believes that the Company’s resources are better directed at opportunities outside of alternative energy that will produce more immediate returns, as the Company does not expect the market opportunity for alternative energy to improve materially in the United States within the next several years.

The Company through its indirect majority-owned subsidiary, Rentech Nitrogen Partners, L.P. (“RNP”), owns and operates two fertilizer facilities: the Company’s East Dubuque Facility and the Company’s Pasadena Facility, referred to collectively as the “Facilities.” Our East Dubuque Facility is located in East Dubuque, Illinois, and has been in operation since 1965. The Company primarily produces ammonia and urea ammonium nitrate solution (“UAN”) at the Company’s East Dubuque Facility, using natural gas as the facility’s primary feedstock. Our Pasadena Facility, which the Company acquired in November 2012, is located in Pasadena, Texas, and has been in operation since the 1940s. In 2011, the Company’s Pasadena Facility was retrofitted to produce ammonium sulfate. The Company produces ammonium sulfate, ammonium thiosulfate and sulfuric acid at the Company’s Pasadena Facility, using ammonia and sulfur as the facility’s primary feedstocks.

On November 9, 2011, RNP completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in the Offering represented 39.2% of RNP common units outstanding as of the closing of the Offering. Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, owned the remaining 60.8% of RNP common units outstanding as of the closing of the Offering and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in RNP. RNP’s assets consisted as of the closing of the Offering of all of the equity interests of Rentech Nitrogen, LLC (“RNLLC”), formerly known as Rentech Energy Midwest Corporation (“REMC”), which owns the East Dubuque Facility. At the closing of the Offering, RNLLC was converted into a limited liability company. In connection with the Offering, the Company received proceeds, net of costs of $275,092,000. The Company recorded additional paid-in capital of $240,662,000 and a noncontrolling interest of $34,430,000 which represented 39.2% of the net book value of RNP. As a result of the sale of RNP, there was no change in control and, there was no step up in accounting basis of assets or gain recognized.

On November 1, 2012, RNP completed its acquisition of 100% of the membership interests of Agrifos LLC (“Agrifos”) from Agrifos Holdings Inc. (the “Seller”), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”). Upon the closing of this transaction (the “Agrifos Acquisition”), Agrifos became a wholly-owned subsidiary of RNP and its name changed to Rentech Nitrogen Pasadena Holdings, LLC. Rentech Nitrogen Pasadena Holdings, LLC owns all of the member interests in Rentech Nitrogen Pasadena, LLC (“RNPLLC”), formerly known as Agrifos Fertilizer, LLC, which owns and operates the Pasadena Facility. For information on the Agrifos Acquisition refer to Note 4 — Agrifos Acquisition. The East Dubuque Facility and the Pasadena Facility are referred to collectively as the “Facilities.”

Change in Fiscal Year End

On February 1, 2012, the board of directors of the Company (the “Board”) approved a change in the Company’s fiscal year end from September 30 to December 31. References to calendar 2012 and 2011 mean the twelve-month period ended December 31, 2012 and 2011. References to any of the Company’s fiscal years mean the fiscal year ending September 30 of that calendar year. The statement of operations for the calendar year ended December 31, 2011 was derived by deducting the statement of operations for the three months ended December 31, 2010 from the statement of operations for the fiscal year ended September 30, 2011 and then adding the statement of operations for the three months ended December 31, 2011. The statements of operations for calendar year ended December 31, 2011 and the three months ended December 31, 2010, while not required, are presented for comparison purposes. Financial information in these notes with respect to calendar year 2011 and the three months ended December 31, 2010 is unaudited.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2 — Summary of Certain Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all subsidiaries in which the Company directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events

The Company has evaluated events, if any, which occurred subsequent to December 31, 2012 through the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.

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

Fair Value of Financial Instruments

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature or they are receivable or payable on demand. These items meet the definition of Level 1 financial instruments. Fair values of credit facilities and term loan were assumed to approximate carrying values for these financial instruments because the agreement for the credit facilities and term loan was executed near year end, October 31, 2012. These items meet the definition of Level 2 financial instruments. Since the Company is required to measure the earn-out consideration at each reporting date, earn-out consideration is recorded at fair value. This item meets the definition of Level 3 financial instruments. See Note 7—Fair Value.

Revenue Recognition

Product sales revenues from the Facilities are recognized when customers take ownership upon shipment from the Facilities, the East Dubuque Facility’s leased facility or the Pasadena Facility’s distributors’ facilities and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Natural gas, though not purchased for the purpose of resale, is occasionally sold by the East Dubuque Facility when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales.

On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation (“RDC”), entered into a Distribution Agreement (the “Distribution Agreement”) with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium U.S.A., Inc. (“Agrium”), and RDC similarly assigned the agreement to REMC, prior to its conversion into RNLLC. The Distribution Agreement is for a 10 year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Facility, and to purchase from RNLLC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. Under the Distribution Agreement, Agrium is appointed as the exclusive distributor for the sale, purchase and resale of nitrogen products manufactured at the East Dubuque Facility. Sale terms are negotiated and approved by RNLLC. Agrium bears the credit risk on products sold through Agrium pursuant to the Distribution Agreement. If an agreement is not reached on the terms and conditions of any proposed Agrium sale transaction, RNLLC has the right to sell to third parties provided the sale is on the same timetable and volumes and at a price not lower than the one proposed by Agrium. For the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, the Distribution Agreement accounted for 83%, 92%, 83% and 80%, respectively, of net revenues from continuing operations for the East Dubuque Facility. Receivables from Agrium accounted for 73% and 83% of the total accounts receivable balance of the East Dubuque Facility as of December 31, 2012 and 2011, respectively. RNLLC negotiates sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Under the Distribution Agreement, the East Dubuque Facility pays commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current maximum rate of 5%. For the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, the effective commission rate associated with sales under the Distribution Agreement was 2.7%, 2.6%, 4.3% and 4.2%, respectively.

RNPLLC sells substantially all of its products through marketing and distribution agreements that automatically renew for successive one year periods. Pursuant to an exclusive marketing agreement we have entered into with Interoceanic Corporation (“IOC”), IOC has the exclusive right and obligation to market and sell all of the Pasadena Facility’s granular ammonium sulfate in certain specified jurisdictions. Under the marketing agreement, IOC is required to use commercially reasonable efforts to market the product to obtain the most advantageous price. We compensate IOC for transportation and storage costs relating to the granular ammonium sulfate it markets through the pricing structure under the marketing agreement. The marketing agreement has a term that ends in February 2014, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 180 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. During the period beginning November 1, 2012 through December 31, 2012, the marketing agreement with IOC accounted for 100% of our Pasadena Facility’s revenues from the sale of ammonium sulfate. In addition, RNPLLC has an arrangement with IOC that permits the Company to store 32,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of the Company’s Pasadena Facility’s ammonium sulfate. This arrangement currently is not governed by a written contract.

Service revenues from the Company’s alternative energy segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the terms of the services contract. Rental income is recognized monthly as per the lease agreement.

Deferred Revenue

At the East Dubuque Facility, the Company records a liability for deferred revenue to the extent that payment has been received under product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. At the Pasadena Facility, IOC pre-pays a portion of the sales price for shipments received into its storage facilities. The Company recognizes revenue related to the product prepayment contracts or products stored at IOC facilities and relieves the liability for deferred revenue when products are shipped (including shipments to end customers from IOC facilities). A significant portion of the revenue recognized during any period may be related to product prepayment contracts or products stored at IOC facilities, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of December 31, 2012 and 2011, deferred revenue was approximately $29.7 million and $20.4 million, respectively.

Cost of Sales

Cost of sales are comprised of manufacturing costs related to the Company’s fertilizer and industrial products. Cost of sales expenses include direct materials (such as natural gas, ammonia, sulfur and sulfuric acid), direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery, electricity and other costs, including shipping and handling charges incurred to transport products sold.

The Company enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. The Company anticipates that it will physically receive the contract quantities and use them in the production of fertilizer and industrial products. The Company believes it is probable that the counterparties will fulfill their contractual obligations when executing these contracts. Natural gas purchases, including the cost of transportation to the East Dubuque Facility, are recorded at the point of delivery into the pipeline system.

Accounting for Derivative Instruments

The Company elects the normal purchase normal sale exemption for the Company’s commodity-based derivative instruments. As such, the Company does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. For interest rate swaps, the Partnership does not use hedge accounting; however, the Partnership reflects the instruments at fair value and any change in value is recorded to the statement of operations.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Research and Development Expenses

Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits, third-party consultants and other costs incurred to develop and refine certain technologies employed in the Company’s alternative energy segment. These costs are expensed as incurred.

Our research and development activities were centered at the RETC, which houses the PDU, including the ClearFuels Technology Inc. (“ClearFuels”) biomass gasifier (the “Rentech-ClearFuels Gasifier”). The RETC is where the Company had skilled technical, engineering and operating teams that worked at the Company’s development and testing laboratories. The laboratory contains equipment and support facilities that provided the Company with resources for the continued development and testing of the Rentech Process, the SilvaGas Holdings Corporation (“SilvaGas”) biomass gasification technology (the “Rentech-SilvaGas Technology”) and the Rentech-ClearFuels Technology as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allowed the Company to conduct online analysis of feedstock and products. For the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, the Company incurred research and development expenses of $12.5 million, $1.9 million, $18.5 million and $9.7 million, respectively, related to the construction, commissioning, startup and operation of the PDU and Rentech-ClearFuels Gasifier. In February 2013, the Company announced plans to cease operations at, reduce staffing at, and to mothball its PDU, and to eliminate all related research and development activities.

Cash

The Company has various checking and savings accounts with major financial institutions. At times balances with these institutions may be in excess of federally insured limits. As of December 31, 2012 and 2011, restricted cash, included in other assets, of approximately $0.3 million, each, is comprised of cash that has been pledged as collateral for a standby letter of credit.

Accounts Receivable

Trade receivables are recorded at net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories consist of raw materials and finished goods within the Company’s East Dubuque and Pasadena segments. The primary raw material used by the East Dubuque Facility in the production of its nitrogen products is natural gas. The primary raw materials used by the Pasadena Facility in the production of its products is ammonia and sulfur. Raw materials also include certain chemicals used in the manufacturing process. Finished goods include the products stored at the Facilities that are ready for shipment along with any inventory that may be stored at remote facilities. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred. At December 31, 2012 and 2011, inventories on the consolidated balance sheets included depreciation of approximately $1.0 million and $0.5 million, respectively.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Deposits on Gas Contracts

The Company enters into forward contracts with fixed delivery prices to purchase portions of the natural gas required to produce fertilizer for the Company’s East Dubuque Facility’s business. Some of the forward contracts require the Company to pay a deposit for the natural gas at the time of contract signing, and all of the contracts require deposits in the event that the market price for natural gas falls after the date of the contract to a price below the fixed price in the contracts.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, except for platinum catalyst, as follows:

Type of Asset	Estimated Useful Life
Building and building improvements	20-40 years
Land improvements	10-20 years
Machinery and equipment	5-20 years
Furniture, fixtures and office equipment	5-10 years
Computer equipment and software	3-5 years
Vehicles	3-5 years
Leasehold improvements	Useful life or remaining lease term whichever is shorter
Ammonia catalyst	3-10 years
Platinum catalyst	Based on units of production

Expenditures during turnarounds or at other times for improving, replacing or adding to RNP’s assets are capitalized. Expenditures for the acquisition, construction or development of new assets to maintain RNP’s operating capacity, or to comply with environmental, health, safety or other regulations, are also capitalized. Costs of general maintenance and repairs are expensed.

When property, plant and equipment is retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operating expenses.

Spare parts are maintained by the Facilities to reduce the length of possible interruptions in plant operations from an infrastructure breakdown at the Facilities. The spare parts may be held for use for years before the spare parts are used. As a result, they are capitalized as a fixed asset at cost. When spare parts are utilized, the book values of the assets are charged to earnings as a cost of production. Periodically, the spare parts are evaluated for obsolescence and impairment and if the value of the spare parts is impaired, it is charged against earnings. Prior to calendar year 2012, the Company incorrectly depreciated the cost on a straight-line basis over the useful life of the related equipment until the spare parts were installed. When the spare parts were utilized, the net book values of the assets were charged to earnings as a cost of sale. Management concluded the impact of this error was not material to any prior period and the impact of correcting this error was not material to calendar year 2012. For the year ended and the fourth quarter of calendar year 2012, the net impact of correcting this out-of-period adjustment was a decrease to cost of sales of approximately $1.2 million.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company has recorded asset retirement obligations (“AROs”) related to future costs associated with the removal of contaminated material upon removal of the phosphorous plant at the Pasadena Facility and handling and disposal of asbestos at the East Dubuque Facility and a property located in Natchez, Mississippi (the “Natchez Property”). The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The liability at December 31, 2012 and 2011 was approximately $3.1 million, most of which is short-term, and $0.3 million, respectively. The long-term portion of the liability is included in other long-term liabilities. The accretion expense for the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010 was approximately $41,000, $9,000, $35,000 and $31,000, respectively.

Construction in Progress

The Company tracks project development costs and capitalizes those costs after a project has completed the scoping phase and enters the feasibility phase. The Company also capitalizes costs for improvements to the existing machinery and equipment at the Facilities and certain costs associated with the Company’s information technology initiatives. Interest incurred on development and construction projects is capitalized until construction is complete. The Company does not depreciate construction in progress costs until the underlying assets are placed into service.

Property Held for Sale

During the calendar year ended December 31, 2012, the Company reclassified the Natchez Property, which was acquired for the development of an alternative energy facility, from construction in progress to property held for sale on its consolidated balance sheet. The Natchez Property is available for immediate sale and is being actively marketed for sale. Beginning in the first quarter of calendar year 2013, the Company will attempt to sell the PDU.

Intangible Assets

Intangible assets arose in conjunction with the Agrifos Acquisition and consist of technology to produce ammonium sulfate and the Pasadena Facility’s marketing agreement with IOC. The cost of the technology was approximately $23.7 million with accumulated amortization of approximately $0.2 million at December 31, 2012. The cost of the marketing agreement was approximately $3.1 million with accumulated amortization of approximately $0.4 million at December 31, 2012. Both assets are amortized using the straight-line method with the technology amortized over a twenty-year life and the marketing agreement amortized over its remaining contract term of sixteen months. The amortization of the assets will result in amortization expense of approximately $3.5 million, $1.6 million, $1.2 million, $1.2 million and $1.2 million for the next five years.

Costs for patents on intellectual property are capitalized and amortized using the straight-line method over the remaining lives of the patents. The cost of patents was $11.9 million with accumulated amortization of $2.0 million at December 31, 2011. The Company recorded $1.4 million, $0.3 million, $1.0 million and $0.6 million in amortization expense for the calendar year ended December 31, 2012, the three months ended December 31, 2011, and the fiscal year ended September 30, 2011 and 2010, respectively. See Note 6 – Impairments.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. The Company tests goodwill assets for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. The recoverability of goodwill involves a high degree of judgment since the first step of the required impairment test consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

For purposes of evaluating whether goodwill is impaired, goodwill is allocated to reporting units, which are either at the operating segment level or one reporting level below the operating segment. The reporting units with goodwill are ClearFuels and RNPLLC. The Company utilizes the fair value based upon the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”) when evaluating goodwill for impairment. The Income Approach valuation method requires the Company to make projections of revenue and operating costs for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates could result in passing or failing the first step of the impairment model, which could significantly change the amount of any impairment ultimately recorded. As of December 31, 2012, the Company performed the annual impairment test for goodwill as required and determined that its goodwill relating to ClearFuels was impaired since the carrying amount of the reporting unit exceeded its fair value. See Note 6 – Impairments.

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

Net Income (Loss) Per Common Share Attributable To Rentech

Basic net income (loss) per common share attributable to Rentech is calculated by dividing net income (loss) attributable to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share attributable to Rentech is calculated by dividing net income (loss) attributable to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and using the “if converted” method for the convertible debt.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period from non-owner sources. To date, accumulated other comprehensive income (loss) is primarily comprised of adjustments to the defined benefit pension plans and the postretirement benefit plans.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Acquisition Method of Accounting

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance clarifying the application of existing fair value measurement and disclosure requirements, as well as changing certain measurement requirements and disclosures. This guidance became effective during interim and annual periods beginning after December 15, 2011, and thus became effective for the Company’s reporting periods beginning on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

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

In February 2013, the FASB issued guidance that requires a company to disclose information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income. This guidance is effective for interim and annual periods beginning after December 15, 2012. It is effective for the Company’s interim period beginning on January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Note 4 — Agrifos Acquisition

The purchase price for Agrifos and its subsidiaries consisted of an initial purchase price of $136.0 million in cash, less estimated working capital adjustments, and $20.0 million in common units representing limited partnership interests in RNP (the “Common Units”), which reduced the Company’s ownership interest in RNP from 60.8% to 59.9%, as well as potential earn-out consideration of up to $50.0 million to be paid in Common Units or cash at RNP’s option based on the amount by which the two-year Adjusted EBITDA, as defined in the Purchase Agreement, of the Pasadena Facility exceeds certain Adjusted EBITDA thresholds. Among other terms, the Seller is required to indemnify us for a period of six years after the closing for certain environmental matters relating to the Pasadena Facility, which indemnification obligations are subject to important limitations including a deductible and an overall cap. We deposited with an escrow agent in several escrow accounts a portion of the initial consideration consisting of an aggregate of $7.25 million in cash, and 323,276 Common Units, representing a value of $12.0 million, which amounts may be used to satisfy certain indemnity claims upon the occurrence of certain events. Any earn-out consideration would be paid after April 30, 2015 and the completion of the relevant calculations in either common units or cash at RNP’s option.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date.

The preliminary purchase price consisted of the following (amounts in thousands):

Cash (through borrowings under the Credit Agreement) less estimated working capital adjustments	$136,018
Fair market value of 538,793 Common Units issued	20,000
Estimate of potential earn-out consideration	4,920

Total preliminary purchase price	$160,938

The amount of earn-out consideration reflected in the table above reflects the Company’s current estimate of the amount of the earn-out consideration RNP will be required to pay pursuant to the Purchase Agreement.

RNP’s preliminary purchase price allocation as of November 1, 2012 is as follows (amounts in thousands):

Cash	$2,622
Accounts receivable	3,204
Inventories	30,373
Prepaid expenses and other current assets	566
Property, plant and equipment	68,688
Construction in progress	7,011
Intangible assets (Technology - $23,680 and Marketing Agreement - $3,088)	26,768
Goodwill	56,592
Other assets	73
Accounts payable	(10,638)
Accrued liabilities	(6,291)
Customer deposits	(13,301)
Asset retirement obligation	(2,776)
Other long-term liabilities	(1,953)

Total preliminary purchase price	$160,938

The final purchase price and the allocation thereof will not be known until the final working capital adjustments are performed, a final environmental assessment of the property is completed and a determination of the earn-out consideration is finalized.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

The operations of Agrifos are included in the consolidated statement of operations effective November 1, 2012. The Company recorded revenue and net loss related to Agrifos of approximately $37.4 million and $2.6 million, respectively. Acquisition related costs for this acquisition totalled approximately $4.1 million for the calendar year ended December 31, 2012 and have been included in the consolidated statements of operations within selling, general and administrative expense.

Pro Forma Information

The unaudited pro forma information has been prepared as if the Agrifos Acquisition and the Offering had taken place on January 1, 2011. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transactions actually taken place on January 1, 2011, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Calendar Year Ended December 31, 2012
	As Reported	Pro Forma Adjustments	Pro Forma
		(in thousands)
Revenues	$261,925	$126,484	$388,409
Net income	$27,687	$208	$27,895
Net loss attributable to Rentech	$(14,000)	$518	$(13,482)
Net loss per common share attributable to Rentech	$(0.06)	$0.00	$(0.06)

	For the Calendar Year Ended December 31, 2011
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$200,115	$146,897	$347,012
Net loss	$(63,596)	$7,388	$(56,208)
Net loss attributable to Rentech	$(67,296)	$(9,179)	$(76,475)
Net loss per common share attributable to Rentech	$(0.30)	$(0.04)	$(0.34)

Note 5 — Discontinued Operations

Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”) to REN Holding Corporation, (“RHC”) an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000 payable in the form of earn-out payments based on RHC’s cash receipts for sales and services from REN’s customers. As of December 31, 2011 and September 30, 2011 and 2010, the Company had collected $478,000 of this amount and had recorded $107,000 of the remaining receivable in current assets as other receivables. In addition, the Company recorded a reserve against the earn-out receivable due to uncertainty surrounding the estimation of collections. The balance of the reserve was $697,000 as of December 31, 2011 and September 30, 2011 and 2010. During the year ended December 31, 2012, the Company entered into an agreement with RHC pursuant to which the Company received $150,000 in full satisfaction of the earn-out payments.

Note 6 — Impairments

Included in intangible assets are the capitalized patents related to the acquisition of SilvaGas and the goodwill related to the acquisition of ClearFuels. In 2011 and through the first nine months of 2012, the Company’s projections of future cash flows related to utilization of these assets involved various development projects with unrelated parties that are not yet finalized and required significant investment by these other parties. These projects may take years to build and execute, and, given the nature of the technologies being developed, they ultimately may not be successful. During the fourth quarter of calendar year 2012 the Company determined, based upon the status of negotiations with third parties to fund development of projects using the SilvaGas and ClearFuels Technologies, that the likelihood of future cash flows were significantly diminished. The Company concluded, based on the high degree of uncertainty and low probability of completion of these projects, that the patents and goodwill are impaired. As a result, the Company impaired the net book value of the patents and the goodwill in the amounts of approximately $8.5 million and $7.2 million, respectively.

Prior to the fourth quarter of the fiscal year ended September 30, 2011, the Company’s alternative energy segment had under development three projects for which it had capitalized certain construction work in process and other development costs. These projects included a biomass project in Rialto, California (the “Rialto Project”), a coal to liquid project at the Natchez Property (the “Natchez Project”) and a renewable energy project in Port St. Joe, Florida (the “Port St. Joe Project”).

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

In the fourth quarter of the fiscal year ended September 30, 2011 the Company revised its strategy for commercialization of its alternative energy technologies to include reduced spending on research and development and pursuit of projects that are smaller and require less capital to be invested by Rentech than those recently under development by the Company. Rentech believed that project financing for the Rialto Project and the Port St. Joe Project would not be available, and the Company would not be moving forward with the projects. As a result, Rentech impaired capitalized costs associated with the projects in its financial statements for the period ending September 30, 2011. The loss on impairment for the Rialto Project represented the total costs of the project. The loss on impairment for the Port St. Joe Project represented the total costs of the project less the elimination of the contingent consideration liability of $1,628,000, as described in Note 12.

The Company has also concluded that project financing for its large Natchez Project was not available, and the Company’s future development efforts at its Natchez site would focus on pursuing smaller projects that would use biomass or natural gas as feedstocks, not on the Natchez Project. As a result, Rentech impaired capitalized costs associated with its development of the Natchez Project in its financial statements for the period ending September 30, 2011. The loss on impairment for the Natchez Project represented the total costs of the project less the appraised value of the property, which the Company owns, of approximately $2,500,000.

The financial impact recorded in the fiscal year ended September 30, 2011 statement of operations is as follows:

Project	Loss on Impairments
(in thousands)
Rialto	$(27,238)
Natchez	(26,645)
Port St. Joe	(4,806)
Miscellaneous	(53)

Total	$(58,742)

Note 7 — Fair Value

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities and term loan	$—	$193,290	$—	$193,290
Interest rate swaps	$—	$929	$—	$929
Earn-out consideration	$—	$—	$4,920	$4,920

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Convertible debt	$56,063	$—	$—	$48,887

Credit Facilities and Term Loan

The credit facilities and term loan are deemed to be Level 2 financial instruments because the measurement is based on observable market data. To determine the fair value, the Company reviewed current market interest rates and terms of similar debt. It was concluded that the carrying values of the credit facilities and term loan approximate the fair values of such facilities and term loan as of December 31, 2012 because the agreement for the credit facilities and term loan was executed near year end, October 31, 2012.

Convertible Debt

The Company’s convertible debt is deemed to be a Level 1 financial instrument because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

Interest Rate Swaps

On April 2, 2012, RNLLC entered into two forward starting interest rate swaps in notional amounts which now cover a portion of the borrowings under its New CapEx Facility, as defined in Note 13 — Debt. Through the two interest rate swaps, RNLLC is essentially fixing the variable interest rate to be paid on a portion of the borrowings under the New CapEx Facility.

The initial forward starting interest rate swap (the “Construction Period Swap”) is based on a notional amount beginning at approximately $20.8 million and increasing, as specified in the swap agreement, to approximately $45.8 million. The increases in the notional amounts are designed to mirror a proportion of the expected increases in outstanding borrowings under the New CapEx Facility as RNLLC continues its ammonia production and storage capacity expansion project. The Construction Period Swap started on September 1, 2012 and will terminate on September 1, 2013. Under the Construction Period Swap, RNLLC will receive one-month LIBOR on the notional amount, and the rate will be reset at the end of each month; RNLLC will pay a fixed rate of 48.8 basis points on the same notional amount. The second forward starting interest rate swap (the “Term Swap”) will start on September 30, 2013 and terminate on December 31, 2015. The Term Swap is based on a notional amount beginning at $50.0 million and decreasing, as specified in the swap agreement, to $40.0 million. The decreases in the notional amounts are designed to mirror a proportion of the decrease in outstanding borrowings under the New CapEx Facility as RNLLC begins to make principal payments. Under the Term Swap, RNLLC will receive three-month LIBOR on the notional amount, and the rate will be reset at the end of each calendar quarter; RNLLC will pay a fixed rate of 129.5 basis points on the same notional amount.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

The interest rate swaps are not designated as hedging instruments for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company uses a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting include forward one-month and three-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at December 31, 2012 represents the unrealized loss which is recorded in loss on interest rate swaps on the consolidated statement of operations. The realized loss represents the current cash payment required under the interest rate swaps.

Loss on interest rate swaps (in thousands) for the calendar year ended December 31, 2012:

Realized loss	$22
Unrealized loss	929

Total loss on interest rate swaps	$951

Earn-out Consideration

The earn-out consideration related to the Agrifos Acquisition is deemed to be Level 3 because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Purchase Agreement, over a two year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of the Company’s products and feedstocks, as well as product profitability and production. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the year ended December 31, 2012.

Note 8 — Inventories

Inventories consisted of the following:

	As of December 31,
	2012	2011
	(in thousands)
Finished goods	$21,756	$4,567
Raw materials	5,269	377
Other	115	47

Total inventory	$27,140	$4,991

Note 9 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2012	2011
	(in thousands)
Land and land improvements	$22,988	$1,883
Buildings and building improvements	27,120	10,110
Machinery and equipment	135,636	95,547
Furniture, fixtures and office equipment	1,085	874
Computer equipment and computer software	5,981	5,434
Vehicles	309	201
Leasehold improvements	114	80
Conditional asset (asbestos removal)	210	210

	193,443	114,339
Less accumulated depreciation	(59,248)	(48,782)

Total depreciable property, plant and equipment, net	$134,195	$65,557

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Construction in progress consisted of the following:

	As of December 31,
	2012	2011
	(in thousands)
Construction in progress for alternative energy projects under development	$—	$2,450
Construction in progress for East Dubuque Facility	52,435	6,862
Construction in progress for Pasadena Facility	8,512	—
Software in progress	470	470
Conditional asset (asbestos removal)	—	27

Total construction in progress	$61,417	$9,809

The construction in progress balance at December 31, 2012 includes approximately $0.9 million of capitalized interest costs.

Note 10 — Investment in ClearFuels Technology Inc.

On June 23, 2009, the Company acquired 4,377,985 shares of Series B-1 Preferred Stock, representing a 25% ownership interest in ClearFuels, and rights to license ClearFuels’ biomass gasification technology. Through September 3, 2010, the investment in ClearFuels was recorded in other assets and deposits under the equity method of accounting. At September 3, 2010, the investment balance was $0 and the Company’s share of ClearFuels’ loss for the eleven months ended September 3, 2010 was $544,000, which is shown as equity in net loss of investee company in the consolidated statements of operations.

ClearFuels was selected by the DOE to receive up to approximately $23 million as a grant to construct the ClearFuels Gasifier. On September 3, 2010, the Company and ClearFuels executed a project support agreement (the “Project Support Agreement”) which detailed the responsibilities of both parties regarding the second phase of construction of the ClearFuels Gasifier. Pursuant to the terms of the Project Support Agreement, the Company provided the DOE with a certification of its support of the Rentech-ClearFuels Gasifier and it assumed operational control and full decision making authority over the project as of October 1, 2010. The Company became responsible for budgeted construction payments for the project after October 1, 2010, and expects to receive reimbursement from the DOE for between approximately 62% and 65% of those payments and of all costs and expenses it has incurred to support the ClearFuels Gasifier. The Company estimates that third party cash expenses, excluding costs and expenses incurred to operate the PDU in support of the project, will total between approximately $2.7 million and $3.0 million after receipt of all DOE reimbursements. At December 31, 2012 and 2011, the Company had recorded in other receivables, amounts due from the DOE under the grant of $1.4 million and $2.2 million, respectively.

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

On April 19, 2011, ClearFuels received from the Company $160,000 under a promissory note executed on that date by both parties. On May 13, 2011, the Company acquired a substantial majority of the equity of ClearFuels (the “Merger”). The Company’s equity ownership interest increased to 95%, with existing ClearFuels investors retaining a 5% equity interest. The acquisition was accomplished through the merger of a subsidiary of the Company into ClearFuels, with ClearFuels continuing as the surviving company in the Merger. Consideration for the Merger consisted of the obligations assumed by the Company in the Project Support Agreement to support the construction of the ClearFuels Gasifier. The Company also issued a warrant to purchase 1,980,463 shares of Company common stock at an exercise price of $0.99 per share to Ohana Holdings LLC, a shareholder in ClearFuels, and agreed to provide the minority shareholders in ClearFuels with a carried interest in a potential project in Hawaii. The fair value of the warrant was calculated using the Black-Scholes option-pricing model at $1,276,940. Under accounting guidance, the fair value of the warrant and the loan for $160,000 was the consideration for the Merger, resulting in total consideration of $1.4 million. The difference between the fair value of the noncontrolling interest transferred and the total consideration is the additional capital contributed from the acquisition of $4.5 million.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Note 11 — Acquisition of SilvaGas Holdings Corporation

On June 23, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire SilvaGas and its patented biomass gasification technology. The transactions contemplated by the Merger Agreement closed on June 30, 2009 at which time SilvaGas became a wholly-owned subsidiary of the Company and changed its name to Rentech SilvaGas LLC.

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

Note 12 — Acquisition of Northwest Florida Renewable Energy Center LLC

On April 12, 2011, GCSEC Holdings, LLC, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with Biomass Energy Holdings LLC, and acquired 100% of the membership interests of Northwest Florida Renewable Energy Center LLC (“NWFREC”).

The consideration for the purchase of NWFREC had been deferred and could have been paid in part in the event of a closing of construction financing, from proceeds of that financing, and in part from available operating cash flow of the Port St. Joe Project following commencement of commercial operation. Under accounting guidance, the Company was required to recognize the acquisition date fair value of the contingent consideration as part of the consideration transferred in exchange for NWFREC. The Company calculated the fair value of the contingent consideration using discounted net cash flow based on probability-weighted outcomes. The fair value of the contingent consideration was classified as a liability. As of the acquisition date, the Company recorded on the consolidated balance sheet an intangible asset of $1.7 million, accounts payable of $0.1 million and other liability of $1.6 million, which represented the contingent consideration. As indicated in Note 6 “Impairments”, during the fourth quarter of the fiscal year ended September 30, 2011, the intangible asset was impaired and the contingent consideration liability reduced to zero.

Note 13 — Debt

The Company’s debt obligations at December 31, 2012 consist of approximately $193.3 million in outstanding advances under its New 2012 Credit Agreement, as defined below. The Company’s debt obligations at December 31, 2011 consisted of short-term notes payable, a $25.0 million revolving credit facility entered into by RNLLC (under which the Company is neither an obligor nor a guarantor) and a convertible debt to stockholders. At December 31, 2011, there were no outstanding borrowings under the revolving credit facility.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Short-term Notes Payable

The Company previously entered into non-collateralized short-term notes payable to finance insurance premiums. During the fiscal year ended September 30, 2011, the Company entered into non-collateralized short-term notes payable to finance insurance premiums totaling approximately $1.9 million. The notes payable bore interest between 2.55% and 3.04% with monthly payments of principal and interest and a scheduled maturity date in March 2012. The balance due on the notes payable as of December 31, 2011 was approximately $0.4 million, which was included in accrued liabilities. During the three months ended December 31, 2011, the Company entered into non-collateralized short-term notes payable to finance insurance premiums totaling approximately $0.9 million. The notes payable bore interest at 3.04% with monthly payments of principal and interest and a scheduled maturity date in September 2012. The balance due on the notes payable as of December 31, 2011 was approximately $0.6 million, which was included in accrued liabilities. During 2012, the Company ceased utilizing non-collateralized short-term notes to finance insurance premiums.

Credit Agreements

On November 10, 2011, RNP and RNLLC entered into a credit agreement (the “2011 Credit Agreement”), providing for a $25.0 million senior secured revolving credit facility with a two year maturity (the “2011 Revolving Credit Facility”), and RNLLC paid associated financing costs of approximately $0.9 million. The 2011 Revolving Credit Facility included a letter of credit sublimit of up to $2.5 million for issuance of letters of credit. The borrowings under the 2011 Revolving Credit Facility would have borne interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period. The applicable margin for borrowings under the 2011 Revolving Credit Facility was 3.25% with respect to base rate borrowings and 4.25% with respect to LIBOR borrowings. Additionally, RNLLC was required to pay a fee to the lenders under the 2011 Revolving Credit Facility on the unused amount at a rate of 0.5% per annum. RNLLC was also required to pay customary letter of credit fees on issued letters of credit. In the event RNLLC reduced or repaid in full any borrowings outstanding under the 2011 Revolving Credit Facility prior to its first anniversary, it was required to pay a prepayment premium of 2.0% of the principal amount repaid, subject to certain exceptions. There were never any borrowings made under the 2011 Revolving Credit Facility.

On February 28, 2012, RNLLC entered into the 2012 Credit Agreement. The 2012 Credit Agreement amended, restated and replaced the 2011 Credit Agreement. The 2012 Credit Agreement consisted of (i) a $100.0 million multiple draw term loan (the “CapEx Facility”) that could be used to pay for capital expenditures related to the ammonia production and storage capacity expansion, and (ii) a $35.0 million revolving facility (the “2012 Revolving Credit Facility”) that could be used for working capital needs, letters of credit and for general purposes.

The 2012 Credit Agreement had a maturity date of February 27, 2017. Borrowings under the 2012 Credit Agreement bore interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that was two business days prior to the first day of such interest period. The applicable margin for borrowings under the 2012 Credit Agreement was 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Additionally, RNLLC was required to pay a fee to the lenders under the CapEx Facility on the undrawn available portion at a rate of 0.75% per annum and a fee to the lenders under the 2012 Revolving Credit Facility on the undrawn available portion at a rate of 0.50% per annum. RNLLC also was required to pay customary letter of credit fees on issued letters of credit. In the event RNLLC reduced or terminated the 2012 Credit Agreement prior to its third anniversary, RNLLC was required to pay a prepayment premium of 1.0% of the principal amount reduced or terminated, subject to certain exceptions.

The 2012 Revolving Credit Facility included a letter of credit sublimit of $10.0 million, and it could be drawn on, or letters of credit could be issued, through the day that was seven days prior to the maturity date. The amounts outstanding under the 2012 Revolving Credit Facility would be required to be reduced to zero (other than outstanding letters of credit) for three periods of ten consecutive business days during each year with each period not less than 60 days apart, with one of those periods to have begun each April.

The CapEx Facility was available for borrowing until February 27, 2014 and required quarterly amortization payments expected to begin in the spring of 2014. In the first two years of amortization, RNLLC was required to make amortization payments of 10% per year, or 2.5% per quarter, and thereafter, 25% per year, or 6.25% per quarter, of the aggregate amount drawn, in each case, with the final principal payment due upon maturity.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

On October 31, 2012, RNLLC, the Partnership, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “New 2012 Credit Agreement”). The New 2012 Credit Agreement amended, restated and replaced the 2012 Credit Agreement. The New 2012 Credit Agreement consists of (i) a $110.0 million multiple draw term loan (the “New CapEx Facility”) which can be used to pay for (x) capital expenditures related to the ammonia production and storage capacity expansion at the East Dubuque Facility and (y) capital expenditures related to our Pasadena Facility (in an amount up to $10.0 million), (ii) a $155.0 million term loan (the “New Term Loan”) that was used to finance the cash consideration paid in the acquisition of Agrifos and transaction expenses and (iii) the $35.0 million 2012 Revolving Credit Facility that can be used for working capital needs, letters of credit and for general corporate purposes. The New 2012 Credit Agreement also provides for a $35.0 million incremental term loan facility (the “Accordion Facility”) which allows RNPLLC to borrow additional funds from any of the lenders, if such lenders agree to lend such amount, and have such borrowings included under the terms of the New 2012 Credit Agreement. Proceeds from the Accordion Facility must be used for certain specified development projects at the Pasadena Facility. If the lenders do not agree to lend amounts under the Accordion Facility to us, we would need to seek alternative sources of funding for the expansion projects. Depending on conditions in the capital markets, we also may seek external funding, among other things, to finance a portion of the costs of these expansion projects, including financing from the issuance of common units or debt securities by RNP. However, there is no assurance that these sources of capital would be available to us. The New 2012 Credit Agreement has a maturity date of October 31, 2017. The principal amount of the New Term Loan must be paid in equal quarterly installments of approximately $1.9 million on the first day of each fiscal quarter beginning on January 1, 2013, with the final principal payment in the amount of the remaining outstanding principal balance due upon maturity. The other terms of the New 2012 Credit Agreement are substantially similar to the 2012 Credit Agreement. In structuring the New 2012 Credit Agreement, the prepayment premium fee under the 2012 Credit Agreement was waived and the terms of the New 2012 Credit Agreement do not include any prepayment penalties.

The entry into the New 2012 Credit Agreement and the payoff of the 2012 Credit Agreement resulted in a loss on debt extinguishment, for the calendar year ended December 31, 2012, of approximately $2.1 million. The entry into the 2011 Credit Agreement and the payoff of the previous credit agreement, resulted in a loss on debt extinguishment, for the three months ended December 31, 2011, of approximately $10.3 million. The entry into and payoff of various credit agreements, resulted in a loss on debt extinguishment for the fiscal years ended September 30, 2011 and 2010 of approximately $13.8 million and $2.3 million respectively.

As of December 31, 2012, the Company was in compliance with all covenants under the New 2012 Credit Agreement.

Long-term debt consists of the following:

	As of December 31,
	2012	2011
	(in thousands)
Outstanding advances under the credit agreements	$193,290	$—
Less current portion	7,750	—

Credit facilities and term loan, long term portion	$185,540	$—

Future maturities of credit facilities and term loan under the New 2012 Credit Agreement are as follows (in thousands):

For the Years Ending December 31,
2013	$7,750
2014	10,622
2015	11,579
2016	15,887
2017	147,452

$193,290

Convertible Debt

During April 2006, the Company closed its public offering of $57,500,000 principal amount of its 4.00% Convertible Senior Notes due in 2013 (the “Notes”). The Notes bore interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year. The Notes were the Company’s general unsubordinated unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsubordinated unsecured indebtedness, and senior in right of payment to any of the Company’s future indebtedness that was expressly subordinated to the Notes. The Notes were junior in right of payment to all of the Company’s existing and future collateralized indebtedness to the extent of the value of the collateral for such obligations and structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries, including trade credit. The Notes were not guaranteed by any of the Company’s subsidiaries.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

The issuance of the Notes resulted in net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is a component of prepaid expenses and other assets on the consolidated balance sheets at December 31, 2011. The Company follows accounting guidance which specifies that issuers of convertible debt instruments which can be settled in cash shall separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The estimated effective interest rate on the Notes was 18.00% as of the time of issuance, which resulted in the recognition of a $30,495,000 discount to the debt portion of these notes with an amount equal to that discount recorded in additional paid-in capital at the time of issuance. Such discount was amortized as interest expense (non-cash) over the remaining life of the Notes. On December 31, 2012, the Notes were completely redeemed for cash and the unamortized debt discount and debt issuance costs were written off which resulted in a loss on debt extinguishment of approximately $2,686,000. Convertible debt components are as follows:

December 31, 2011
(in thousands)
Convertible senior notes	$57,500
Less unamortized discount	(8,613)

Long-term convertible debt to stockholders	$48,887

Prepaid debt issuance costs on convertible senior notes	$325

Note 14 — Advance for Equity Investment

In May 2007, the Company entered into an Equity Option Agreement with Peabody Venture Fund, LLC (“PVF”). Under the Equity Option Agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for the Company’s proposed coal-to-liquids conversion project at the East Dubuque Facility incurred during the period between November 1, 2006 and the closing date of the financing for the project. In consideration for PVF’s payment of development costs, Rentech granted PVF an option to purchase an equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time.

The net proceeds from PVF under this agreement were $7,892,000 which was recorded as an advance for equity investment on the consolidated balance sheets. Although the Company’s board of directors decided in the first quarter of 2008 to suspend development of the conversion of the East Dubuque Facility, the liability for the advance for equity investment was maintained as the potential for another coal-to-liquids project was considered probable by the Company.

During the fiscal year ended September 30, 2011, the Company adopted a revised project development strategy for the commercialization of its alternative energy technologies, which included pursuing projects that were smaller and required less capital. Coal-to-liquids projects no longer fit the Company’s development strategy and development of a coal-to-liquids project was no longer probable. As a result, the liability was reversed as it was unlikely the Company would be required to fund the obligation in the future.

Note 15 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

Our policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. Occasionally the Company enters into index-price contracts. The Company elects the normal purchase normal sale exemption for these derivative instruments. As such, the Company does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. We have entered into multiple natural gas forward purchase contracts for various delivery dates through March 31, 2013. Commitments for natural gas purchases consist of the following:

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2012	2011
	(in thousands)
MMBtus under fixed-price contracts	1,955	3,040
MMBtus under index-price contracts	143	—

Total MMBtus under contracts	2,098	3,040

Commitments to purchase natural gas	$7,531	$12,337
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.59	$4.06

Subsequent to December 31, 2012 through February 28, 2013, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through April 30, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 1.0 million and the total amount of the purchase commitments are approximately $3.2 million, resulting in a weighted average rate per MMBtu of approximately $3.38. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts. These payments are recorded as deposits on gas contracts in the accompanying balance sheets.

Operating Leases

The Company has various operating leases of real and personal property which expire through February 2016. Total lease expense, including month-to-month rent, common area maintenance charges and other rent related fees, for the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010 was $2.4 million, $0.6 million, $2.1 million and $2.4 million, respectively.

Future minimum lease payments as of December 31, 2012 are as follows (in thousands):

For the Calendar Years Ending December 31,
2013	$1,299
2014	1,064
2015	409
2016	19

$2,791

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

Our business is subject to extensive and frequently changing federal, state and local, environmental, health and safety regulations governing a wide range of matters, including the emission of air pollutants, the release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of our fertilizer products, raw materials, and other substances that are part of our operations. These laws include the Clean Air Act (the “CAA”), the federal Water Pollution Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, and various other federal, state and local laws and regulations. The laws and regulations to which we are subject are complex, change frequently and have tended to become more stringent over time. The ultimate impact on our business of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the CAA, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

The Texas Commission on Environmental Quality (the “TCEQ”) issued notices of violation of environmental laws relating to the alleged unlawful emissions in June 2012 and August 2012 of oxides of sulfur in excess of permitted limits from the sulfuric acid plant at the Pasadena Facility. Based on information provided to the agency, the Company received a notice of compliance from the TCEQ relating to the June 2012 release stating no further action on the Company’s part is required. With respect to the August 2012 release, negotiations with the TCEQ are ongoing, but the settlement order currently proposed by the agency contains a penalty of less than $6,000.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Note 16 — Stockholders’ Equity

Special Cash Distribution

On December 27, 2012, the Company paid a special one-time distribution of $0.19 per common share, to its shareholders of record as of the close of business on December 20, 2012 (the “Special Distribution”). In connection with the Special Distribution and in accordance with and pursuant to the Company’s various equity plans, the Company equitably adjusted its outstanding stock options, restricted stock units and performance stock units, as follows: (i) the exercise price of each outstanding stock option and the number of shares subject to each option were adjusted to reflect the impact of the Special Distribution, while preserving the aggregate spread of the options (i.e., the difference between the aggregate fair market value of the shares underlying the option and the aggregate exercise price for such shares); (ii) holders of time-vesting restricted stock units (“RSUs”) received a distribution equivalent distribution of $0.19 per RSU on December 27, 2012, (iii) holders of performance-vesting restricted stock units (“PSUs”) became eligible to receive $0.19 per PSU, payable, in the case of any unvested PSUs, only upon the subsequent vesting of the PSUs, and (iv) for purposes of determining whether the performance vesting requirement of a $3.00 weighted average closing share price over a trailing thirty-day period has been met for outstanding PSUs, $0.19 per share is added to the closing price for each day occurring on or after December 18, 2012. The Company did not record any incremental stock-based compensation in connection with the adjustment of stock options, payment of distributions on the RSUs and accrual of distributions on the PSUs. Some of the PSUs vested in January 2013 and the Special Distributions related to such PSUs were paid. There is still approximately $0.3 million which will be paid when the remaining PSUs vest. The Special Distribution payments were approximately $43.3 million in 2012, and $0.5 million through the date of this report in 2013, for a total of approximately $43.8 million.

Common Stock

In February 2010, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”), which permitted the Company to sell up to $50 million aggregate gross sales price of common stock. The sales agent received a commission of 1.5% based on the gross sales price per share. For the period from March 1, 2010 through September 30, 2010, the Company sold a total of approximately 6,172,000 shares of common stock at an average price of approximately $1.03 per share which resulted in aggregate net proceeds of approximately $6.2 million after sales commissions of approximately $95,000. For the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, the Company did not sell any shares of common stock under the Equity Distribution Agreement. The Company terminated the Equity Distribution Agreement, effective November 15, 2011, with no penalty.

On April 1, 2010, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company, which permits it to issue up to $99,297,330 of common stock, preferred stock, debt securities and other securities from time to time. As of December 31, 2012 and 2011, approximately $94.3 million aggregate offering price of securities was available to be sold under the shelf registration statement. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful under the securities laws of such jurisdiction.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

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

In February 2012, the board of directors (the “Board”) of Rentech authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of its common stock over the subsequent 12-month period. The share repurchase program took effect in March 2012. As of December 31, 2012, Rentech had repurchased approximately 9.1 million shares of its common stock under the program for an aggregate purchase price of approximately $16.4 million. Share repurchases under this program were funded by Rentech’s available cash. No shares were acquired subsequent to December 31, 2012 and the share repurchase program has expired.

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

In connection with its adoption of the Plan, the Board declared a dividend of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of common stock of the Company outstanding at the close of business on August 19, 2011 (the “Record Date”). Each Right entitles the registered holder, after the Rights become exercisable and until expiration, to purchase from the Company one ten-thousandth of a share of the Company’s Series D Junior Participating Preferred Stock, par value $10.00 per share (the “Preferred Stock”), at a price of $3.75 per one ten-thousandth of a share of Preferred Stock, subject to certain anti-dilution adjustments (the “Purchase Price”).

One Right was distributed to stockholders of the Company for each share of common stock owned of record by them at the close of business on August 19, 2011. As long as the Rights are attached to the common stock, the Company will issue one Right with each new share of common stock so that all such shares will have attached Rights. The Company has reserved 45,000 shares of Preferred Stock for issuance upon exercise of the Rights.

The Rights will expire, unless earlier redeemed or exchanged by the Company or terminated, on the earliest to occur of: (i) August 5, 2014, subject to the Company’s right to extend such date, or (ii) the time at which the Board determines that the NOLs are fully utilized or no longer available under Section 382 of the Code or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the NOLs, or materially impair the amount of the NOLs that could be used by the Company in any particular time period, for applicable tax purposes. The Rights do not have any voting rights.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Long-Term Incentive Equity Awards

In the fiscal year ended September 30, 2009, ten percent (10%) of the cash bonus awards for the named executive officers was allocated to purchase vested restricted stock units in December 2009 pursuant to the management stock purchase plan. The Company matched these awards with an equal number of restricted stock units that vested on December 10, 2012, subject to the recipient’s continued employment with the Company.

In the fiscal year ended September 30, 2011, approximately 3.0 million options were awarded to a group of employees.

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

The November 2009 long-term incentive equity awards also include a time vesting restricted stock unit award, granted to a group of employees, that vests over a three year period with one-third of the restricted stock units vesting on each of the first three anniversaries of November 17, 2009. The time vesting awards are subject to the recipient’s continued employment with the Company, provided that a recipient’s award may vest upon (i) termination without cause related to a change in control or (ii) death or disability.

Two types of performance awards were granted in December 2011 and 2012. For the December 2012 awards, vesting is based on total shareholder return over a three-year period.

For the December 2011 performance awards, vesting is based on a price benchmark for the shares of Rentech. The performance awards vest in full on the first date occurring on or prior to October 12, 2014 on which the Company’s volume weighted average share price for any 30-day period equals or exceeds $3.00. The $3.00 threshold was calculated by using the normal closing share price for each day in the thirty day period that was prior to the ex-dividend date and using the closing share price plus the Special Distribution of $0.19 per share for the ex-dividend date and each day after that. Vesting of the awards are subject to the recipient’s continued employment with the Company, provided that a recipient’s award may vest upon (i) termination without cause by the Company or for good reason by the recipient related to a change in control or (ii) death or disability. These awards vested in January 2013.

The performance awards granted during the calendar year ended December 31, 2012 vest equally over a three-year period from grant date based on achieving a certain total shareholder return on the Company’s stock on each measurement date plus the recipient’s continued employment with Company.

Time vested restricted stock awards of approximately 0.7 million, 3.5 million and 2.2 million were issued during the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011. Of the 3.5 million awards issued during the three months ended December 31, 2011, 2.0 million of these awards were to reward executives for their success in completing the Offering and to incentivize these executives with respect to the additional demands that will be placed upon them in connection with RNP becoming a publicly traded company. All the awards vest over a three year period and are subject to the recipient’s continued employment with the Company.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

During the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, the Company issued the following performance shares and restricted stock units:

	Number of Awards
	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2012	2011	2011	2010
Type of Award
Performance awards	1,963,000	2,960,000	—	3,650,000
Time-vested awards	1,136,000	3,508,000	2,195,000	2,155,000
Management stock purchase plan awards	—	—	—	534,000
Company matching of management stock purchase plan awards	—	—	—	456,000

Total	3,099,000	6,468,000	2,195,000	6,795,000

There were no shares allocated to the management stock purchase program in conjunction with the awards granted in the calendar year ended December 31 ,2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011.

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

Note 17 — Accounting for Equity Based Compensation

The accounting guidance requires all share-based payments, including grants of stock options, to be recognized in the statement of operations, based on their fair values. Stock based compensation expense for all fiscal periods is based on estimated grant-date fair value. Stock options generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. Grants under the 2011 LTIP are marked-to market at each reporting date. Most grants have graded vesting provisions where an equal number of shares vest on each anniversary of the grant date. The Company allocates the total compensation cost on a straight-line attribution method over the requisite service period. Most grants vest upon the fulfillment of service conditions and have no performance or market-based vesting conditions. Certain grants of warrants and restricted stock units include share price driven vesting provisions. Stock based compensation expense that the Company records is included in selling, general and administrative expense. There was no tax benefit in periods reported herein from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses.

During the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, charges associated with all equity-based grants were recorded as follows:

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2012	2011	2011	2010
	(in thousands)
Compensation expense	$7,357	$1,015	$1,063	$4,224
Board compensation expense	591	50	604	587

Total compensation expense	7,948	1,065	1,667	4,811
Consulting expense	74	9	62	284

Total expense	$8,022	$1,074	$1,729	$5,095

Reduction to both basic and diluted earnings per share from compensation expense	$0.04	$—	$0.01	$0.02

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. The assumptions utilized to determine the fair value of options and warrants are indicated in the following table:

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2012	2011	2011	2010
Risk-free interest rate	—	1.16% - 1.74%	1.55% - 2.69%	2.12% - 3.33%
Expected volatility	—	104.0%	97.0% - 98.0%	96.0% - 100.0%
Expected life (in years)	—	6.00 - 8.00	5.00 - 8.00	6.00 - 8.00
Dividend yield	—	0.0%	0.0%	0.0%
Forfeiture rate	—	14.0%	0.0% - 8.0%	0.0% - 18.0%

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the Company’s stock options. The Company used the last day of the month stock price over the last 54 months to calculate and project expected stock price volatility Expected volatility was assumed to equal historical volatility. The estimated expected term of the grant is based on the Company’s historical exercise experience. The Company included a forfeiture component in the pricing model on certain grants to employees, based on historical forfeiture rate for the grantees’ level employees.

The number of shares reserved and outstanding as of December 31, 2012 have been adjusted to reflect the increase of approximately 312,000 shares that resulted from adjustments resulting from the Special Distribution. The number of shares reserved, outstanding and available for issuance are as follows:

	Shares Reserved as of December 31,	Shares Underlying Outstanding Awards as of December 31,		Shares Available for Issuance as of December 31,
Name of Plan	2012	2012	2011	2012	2011
	(in thousands)
2005 Stock Option Plan	1,000	195	195	—	—
2006 Incentive Award Plan:
Stock options	8,000	1,710	1,910	67	32
Restricted stock units	—	1,745	2,567	—	—
2009 Incentive Award Plan:
Stock options	24,500	2,255	2,567	3,513	6,936
Restricted stock units	—	9,223	8,963	—	—
Adjustment for Special Distribution	312	312	—	—	—

	33,812	15,440	16,202	3,580	6,968
Restricted stock units not from a plan	1,225	33	358	—	—

	35,037	15,473	16,560	3,580	6,968

Stock Options

The Company has multiple stock option plans under which options have been granted to employees, including officers and directors of the Company, to purchase shares of the Company at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Each of these plans allows the issuance of incentive stock options, within the meaning of the Code, and other options pursuant to the plan that constitute non-statutory options. Options under the Company’s 2005 Stock Option Plan generally expire five years from the date of grant or at an alternative date as determined by the committee of the Board that administers the plan. Options under the Company’s 2006 Incentive Award Plan and the 2009 Incentive Award Plan generally expire between three and ten years from the date of grant or at an alternative date as determined by the committee of the Board that administers the plan. Options under the Company’s 2005 Stock Option Plan, 2006 Incentive Award Plan and the 2009 Incentive Award Plan are generally exercisable on the grant date or a vesting schedule between one and three years from the grant date as determined by the committee of the Board that administers the plans.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

During the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, charges associated with stock option grants were recorded as follows:

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2012	2011	2011	2010
	(in thousands)
Compensation expense	$658	$216	$632	$92
Board compensation expense	—	—	129	237

Total compensation expense	658	216	761	329
Consulting expense	22	9	30	51

Total expense	$680	$225	$791	$380

Option transactions during the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,493,000	$2.91
Granted	336,000	1.21
Exercised	(15,000)	1.06
Canceled / Expired	(407,000)	1.65

Outstanding at September 30, 2010	2,407,000	2.90
Granted	3,217,000	0.96
Exercised	—
Canceled / Expired	(689,000)	2.06

Outstanding at September 30, 2011	4,935,000	1.75
Granted	50,000	1.58
Exercised	(32,000)	0.95
Canceled / Expired	(281,000)	3.67

Outstanding at December 31, 2011	4,672,000	1.64
Granted	—	—
Exercised	(276,000)	1.10
Canceled / Expired	(236,000)	1.89
Adjustment for Special Distribution	312,000

Outstanding at December 31, 2012	4,472,000	$1.67	$5,848,000

Options exercisable at December 31, 2012	3,485,000	$1.73	$4,155,000
Options exercisable at December 31, 2011	2,739,000	$2.11
Options exercisable at September 30, 2011	2,116,000	$2.81
Options exercisable at September 30, 2010	2,041,000	$3.20
Weighted average fair value of options granted during the calendar year ended December 31, 2012	—	$—
Weighted average fair value of options granted during the three months ended December 31, 2011		$1.32
Weighted average fair value of options granted during the fiscal year ended September 30, 2011		$0.78
Weighted average fair value of options granted during the fiscal year ended September 30, 2010		$0.94

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on December 31, 2012 and the exercise price of the outstanding shares, multiplied by the number of shares underlying outstanding awards as of December 31, 2012. The total intrinsic values of options exercised during the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010 were $293,000, $21,000, $0 and $5,000, respectively.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012, there was $525,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. This cost is expected to be recognized over a weighted-average period of 0.8 years.

The following information summarizes stock options outstanding and exercisable at December 31, 2012:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
$0.56-$0.92	2,708,000	7.47	$0.94	1,775,000	$0.86
$0.96-$1.00	81,000	4.26	1.06	63,000	0.99
$1.12-$1.64	672,000	3.40	1.39	636,000	1.28
$2.07-$2.50	172,000	2.37	2.44	172,000	2.27
$3.12-$3.51	75,000	4.04	3.77	75,000	3.51
$3.87-$4.00	764,000	3.55	4.17	764,000	3.88

	4,472,000	5.87	$1.67	3,485,000	$1.73

Warrants

During fiscal 2005, the Company issued a warrant to Management Resource Center, Inc, an entity controlled by D. Hunt Ramsbottom, the Company’s President and CEO. During the last quarter of fiscal 2005, Mr. Ramsbottom assigned the warrant to East Cliff Advisors, LLC, an entity controlled by Mr. Ramsbottom. The warrant is for the purchase of 3.5 million shares of the Company’s common stock at an exercise price of $1.82 per share. The warrant has vested or will vest in the following incremental amounts upon such time as the Company’s stock reaches the stated closing prices for 12 consecutive trading days: 10% at $2.10 (vested); 15% at $2.75 (vested); 20% at $3.50 (vested); 25% at $4.25 (vested); and 30% at $5.25 (not vested). The Company recognizes compensation expense as the warrants vest, as the total number of shares to be granted under the warrant was not known on the grant date. In fiscal 2005, the Company accounted for the warrant under guidance for accounting for stock issued to employees due to the employer-employee relationship between the Company and Mr. Ramsbottom. Under the guidance applicable at the time, compensation cost would be recognized for stock based compensation granted to employees only when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant.

The original warrants covered 2,082,500 shares that had vested and 1,050,000 shares that had not vested. East Cliff Advisors assigned 262,500 unvested warrants to a third party and continued to hold 787,500 unvested warrants. In January 2009, the vesting terms and expiration for the warrants held by East Cliff Advisors, LLC were amended. As amended, with respect to the unvested warrants representing 787,500 shares, half of these warrants vested on December 31, 2011. The exercise price of the warrants remained at $1.82 per share. The expiration date for this half of the warrants was extended from August 4, 2010 to December 31, 2012. The warrants were excised during the calendar year ended December 31, 2012. The other 393,750 unvested warrants and the original vested 2,082,500 warrants expired on December 31, 2011.

During the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, charges associated with grants of warrants were recorded as follows:

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2012	2011	2011	2010
		(in thousands)
Compensation expense	$—	$6	$26	$26
Board compensation expense	—	—	—	—

Total compensation expense	$—	$6	$26	$26

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Warrant transactions during the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	18,287,000	$1.74
Granted	—	—
Exercised	(2,748,000)	0.75
Canceled / Expired	(2,943,000)	2.00

Outstanding at September 30, 2010	12,596,000	$1.89
Granted	1,980,000	0.99
Exercised	—	—
Canceled / Expired	—	—

Outstanding at September 30, 2011	14,576,000	$1.77
Granted	—	—
Vested	394,000	1.82
Exercised	(2,464,000)	0.91
Canceled / Expired	(2,082,000)	1.82

Outstanding at December 31, 2011	10,424,000	$1.96
Granted	—	—
Vested	—	—
Exercised	(5,156,000)	1.27
Canceled / Expired	(4,018,000)	3.28

Outstanding at December 31, 2012	1,250,000	$0.57

Warrants exercisable at December 31, 2012	1,250,000	$0.57
Warrants exercisable at December 31, 2011	10,424,000	$1.96
Warrants exercisable at September 30, 2011	14,576,000	$1.77
Warrants exercisable at September 30, 2010	12,596,000	$1.89
Weighted average fair value of warrants granted during the fiscal year ended December 31, 2012		$—
Weighted average fair value of warrants granted during the fiscal year ended December 31, 2011		$—
Weighted average fair value of warrants granted during the fiscal year ended September 30, 2011		$0.64
Weighted average fair value of warrants granted during the fiscal year ended September 30, 2010		$—

As of December 31, 2012, there was no unrecognized compensation cost related to share-based compensation arrangements from previously granted warrants.

The following information summarizes warrants outstanding and exercisable at December 31, 2012:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
$0.57	1,250,000	0.25	$0.57	1,250,000	$0.57

Restricted Stock Units and Performance Share Awards

The Company issues Restricted Stock Units (“RSU’s”) which are equity-based instruments that may be settled in shares of common stock of the Company. In the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, the Company issued RSU’s and Performance Share Awards to certain employees as long-term incentives.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Most RSU agreements vest with the passage of time and include a three-year vesting period such that one-third will vest on each annual anniversary date of the commencement date of the agreement. Other RSU agreements contain vesting provisions based on performance against certain specific goals. The vesting of all RSUs is contingent on continued employment of the grantee. The vesting of various RSU’s are subject to partial or complete acceleration under certain circumstances, including termination without cause, end of employment for good reason or upon a change in control (in each case as defined in the agreement). In certain agreements, if the Company fails to offer to renew an employment agreement on competitive terms or if a termination occurs which would entitle the grantee to severance during the period of three months prior and two years after a change in control, the vesting of the restricted stock unit grant will accelerate.

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

During the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, charges associated with RSU’s and Performance Share Award grants were recorded as follows:

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2012	2011	2011	2010
	(in thousands)
Compensation expense	$6,699	$793	$405	$4,106
Board compensation expense	190	50	75	—

Total compensation expense	$6,889	$843	$480	$4,106

RSU and Performance Share Award transactions during the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,060,000	$1.53
Granted	6,935,000	1.28
Vested and Settled in Shares	(391,000)	1.79
Vested and Surrendered for Withholding Taxes Payable	(210,000)	1.90
Canceled / Expired	(834,000)	1.30

Outstanding at September 30, 2010	7,560,000	1.30
Granted	2,195,000	0.98
Vested and Settled in Shares	(1,212,000)	1.35
Vested and Surrendered for Withholding Taxes Payable	(578,000)	1.33
Canceled / Expired	(1,342,000)	1.30

Outstanding at September 30, 2011	6,623,000	1.18
Granted	6,468,000	1.50
Vested and Settled in Shares	(739,000)	1.08
Vested and Surrendered for Withholding Taxes Payable	(371,000)	1.09
Canceled / Expired	(93,000)	1.12

Outstanding at December 31, 2011	11,888,000	1.37
Granted	3,099,000	2.55
Vested and Settled in Shares	(2,080,000)	1.35
Vested and Surrendered for Withholding Taxes Payable	(975,000)	1.40
Canceled / Expired	(931,000)	1.37

Outstanding at December 31, 2012	11,001,000	1.71	$28,934,000

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Of the 11,001,000 RSU’s and Performance Share Awards outstanding at December 31, 2012, 1,745,000 and 9,223,000 were granted pursuant to the Company’s 2006 Incentive Award Plan and 2009 Incentive Award Plan, respectively. Of the 11,888,000 RSU’s and Performance Share Awards outstanding at December 31, 2011, 2,567,000 and 8,963,000 were granted pursuant to the Company’s 2006 Incentive Award Plan and 2009 Incentive Award Plan, respectively. The other 358,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Of the 6,623,000 RSU’s and Performance Share Awards outstanding at September 30, 2011, 1,812,000 and 4,228,000 were granted pursuant to the Company’s 2006 Incentive Award Plan and 2009 Incentive Award Plan, respectively. The other 583,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Of the 7,560,000 RSU’s and Performance Share Awards outstanding at September 30, 2010, 2,802,000 and 4,431,000 were granted pursuant to the Company’s 2006 Incentive Award Plan and 2009 Incentive Award Plan, respectively. The other 327,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Such grants may be made without prior shareholder approval pursuant to the rules of the NYSE MKT if the grants are made to new employees as an inducement to joining the Company, the grants are approved by the Compensation Committee and terms of the grants are promptly disclosed in a press release.

As of December 31, 2012, there was $7,968,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSU’s and Performance Share Awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The grant date fair value of RSU’s and Performance Share Awards that vested during the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010 was $4.2 million, $1.2 million, $2.4 million and $1.1 million, respectively.

Stock Grants

During the calendar year ended December 31, 2012, the Company issued a total of 259,400 shares of stock which were fully vested at date of grant. Of this amount, 234,400 shares, which were evenly distributed, were granted to the directors and 25,000 shares were granted to a consultant. This resulted in stock-based compensation expense of $401,000 and $52,000 for the shares granted to the directors and consultant, respectively. During the three months ended December 31, 2011, the Company did not issue any grants of stock. During the fiscal year ended September 30, 2011, the Company issued a total of 465,000 shares of stock which were fully vested at date of grant. Of this amount, 440,000 shares, which were evenly distributed, were granted to the directors and 25,000 shares were granted to a consultant. This resulted in stock-based compensation expense of $400,000 and $32,000 for the shares granted to the directors and consultant, respectively. During the fiscal year ended September 30, 2010, the Company issued a total of 516,900 shares of stock which were fully vested at date of grant. Of this amount, 291,900 shares, which were evenly distributed, were granted to the directors and 225,000 shares were granted to consultants. This resulted in stock-based compensation expense of $350,000 and $233,000 for the shares granted to the directors and consultants, respectively.

2011 LTIP

Grants under the 2011 LTIP are marked-to market at each reporting date. During the calendar year ended December 31, 2012 and the three months ended December 31, 2011, charges associated with all equity-based grants issued by RNP under the 2011 LTIP were recorded as follows:

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,
	2012	2011
	(in thousands)
Stock based compensation expense	$2,827	$63

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

Phantom unit transactions during the calendar year ended December 31, 2012 and the three months ended December 31, 2011 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Granted	163,388	$18.40

Outstanding at December 31, 2011	163,388	18.40
Granted	54,059	34.86
Vested and Settled in Shares	(42,350)	(15.68)
Vested and Surrendered for Withholding Taxes Payable	(20,040)	(18.40)
Canceled / Expired	(119)	(18.40)

Outstanding at December 31, 2012	154,938	$23.78	$5,839,626

During the calendar year ended December 31, 2012, RNP issued 54,059 unit-settled phantom units (which entitle the holder to distribution rights during the vesting period) covering RNP’s common units. Forty-one thousand eight hundred and thirty-nine of the phantom units are time-vested awards that vest in three equal annual installments. Six thousand two hundred and fifty of the phantom units were time-vested awards issued to the directors that vested on the one-year anniversary of the Offering. Three thousand nine hundred and seventy of the phantom units are time-vested awards issued to the directors that vest in one year. The remaining 2,000 phantom units are performance awards which vest upon the mechanical completion, successful performance testing and final spend within specified budget of the ammonia production and storage capacity expansion project at the East Dubuque Facility, subject to the holder’s continuing employment with RNP. The phantom unit grants resulted in unit-based compensation expense of $2,651,000 for the calendar year ended December 31, 2012.

As of December 31, 2012, there was $4,476,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted phantom units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

During the calendar year ended December 31, 2012, RNP issued a total of 7,890 common units which were fully vested at date of grant. The common units were issued to the directors and resulted in unit-based compensation expense of $176,000.

Note 18 — Employee Benefit Plans

Defined Contribution Plans

The Company has a 401(k) plan. Most employees, excluding RNLLC’s union employees, who are at least 18 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. The Company contributed $1.0 million, $0.2 million, $0.9 million and $0.8 million to the plans for the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010, respectively. Additionally, RNP has a savings and profit sharing plan for the benefit of qualified employees at the Pasadena Facility. The plan cost for the period November 1, 2012 through December 31, 2012 was approximately $7,000.

Pension Plans

Reporting and disclosures related to pension and other postretirement benefit plans require that companies include an additional asset or liability on the balance sheet to reflect the funded status of retirement and other postretirement benefit plans, and a corresponding after-tax adjustment to accumulated other comprehensive income.

RNP has two noncontributory pension plans (the “Pension Plans”), which cover either hourly paid employees represented by collective bargaining agreements in effect at its Pasadena Facility or hourly employees at its Pasadena Facility who have 1,000 hours of service during a year of employment.

Postretirement Benefits

RNP has a postretirement benefit plan (the “Postretirement Plan”) for certain employees at its Pasadena Facility. The plan provides a fixed dollar amount to supplement payment of eligible medical expenses. The amount of the supplement under the plan is based on years of service and the type of coverage elected (single or family members and spouses). Participants are eligible for supplements at retirement after age 55 with at least 20 years of service to be paid until the attainment of age 65 or another disqualifying event, if earlier.

The Pension Plans and the Postretirement Plan were acquired as part of the Agrifos Acquisition. The following tables summarize the projected benefit obligation, the assets and the funded status of the Pension Plans and the Postretirement Plan at December 31, 2012:

	Pension	Post- retirement
	(in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$5,213	$863
Service cost	29	4
Interest cost	31	5
Amendment	—	332
Actuarial (gain) loss	(412)	(54)
Actual benefit paid	(20)	(14)

Benefit obligation at end of year	4,841	1,136

Fair value of plan assets
Fair value of plan assets at beginning of year	4,279	—
Actual return on plan assets	74	—
Employer contributions	—	14
Actual benefit paid	(20)	(14)

Fair value of plan assets at end of year	4,333	—

Funded status at end of year	$(508)	$(1,136)

Amounts recognized in the consolidated balance sheet
Current liabilities	$—	$(95)
Noncurrent assets	(508)	(1,041)

	$(508)	$(1,136)

The components of net periodic benefit cost are as follows for the two-month period ended December 31, 2012:

	Pension	Post- retirement
	(in thousands)
Service cost	$29	$4
Interest cost	31	5
Expected return on plan assets	(42)	—

Net periodic pension costs	$18	$9

Accumulated other comprehensive income (loss) at December 31, 2012 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension	Post- retirement
	(in thousands)
Net (gain) loss	$(444)	$(54)
Prior service costs	—	332

Total recognized in other comprehensive (income) loss	$(444)	$278

The expected portion of the accumulated other comprehensive (income) loss expected to be recognized as a component of net periodic benefit cost in 2013 is approximately $(1,000) and $9,000 for the Pension Plans and Postretirement Plan, respectively.

The above measures are based upon the following assumptions at December 31, 2012:

	Pension	Post- retirement
Weighted average discount rate	3.6%	3.6%
Weighted average expected rate of return on assets	6.0%	N/A

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

As the Postretirement Plan provides a fixed dollar amount to participants, increasing or decreasing the health care cost trend rate by 1% would not have a material impact on the December 31, 2012 obligation.

	Target Allocation as of December 31, 2012	Percentage of Pension Plan Assets 2012
Asset Category
Equity securities	50%	51%
Debt securities	50%	49%

The pension plan assets, which are deemed to be Level 1, measured at fair value consist of the following at December 31, 2012 (in thousands):

Mutual funds—equity	$2,193
Mutual funds – fixed income	2,134
Cash	6

Fair value of plan assets	$4,333

The Partnership expects to contribute approximately $109,000 and $97,000 to Pension Plans and a Postretirement Plan, respectively, in 2013. The Partnership acquired these plans as part of the Agrifos Acquisition. The Partnership made contributions of $0 and approximately $14,000 to the Pension Plans and Postretirement Plan, respectively, during the period November 1, 2012 through December 31, 2012.

Expected Future Benefit Payments:

	Pension	Postretirement
	(in thousands)
2013	$188	$97
2014	202	100
2015	216	90
2016	228	84
2017	240	79
2018-2022	1,285	253

Note 19 — Income Taxes

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

The realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will not realize the benefits of these deductible differences. As of December 31, 2012, the most significant factor considered in determining the realizability of these deferred tax assets was the Company’s profitability over the past three years. Management believes that at this point in time, it is more likely than not that the deferred tax assets will not be realized. The Company therefore has recorded a full valuation allowance against its deferred tax assets at December 31, 2012 and 2011.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

The provision for income taxes for the calendar year ended December 31, 2012, the three months ended December 31, 2011 and the fiscal years ended September 30, 2011 and 2010 was as follows:

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2012	2011	2011	2010
	(in thousands)
Current:
Federal	$104	$—	$—	$—
State	1,260	2	3	11

Total Current	1,364	2	3	11

Deferred:
Federal	$—	$—	$—	$—
State	—	—	—	—

Total Deferred	—	—	—	—

	$1,364	$2	$3	$11

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate was as follows:

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,	For the Fiscal Years Ended September 30,
	2012	2011	2011	2010
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$9,979	$(2,730)	$(21,885)	$(14,340)
State income tax benefit net of federal benefit	(830)	3,882	(3,069)	(2,124)
Permanent differences, other	375	136	434	(1,339)
Change in state tax rate	1,020	—	(2,164)	(133)
Minority interest, net of state tax benefit	(13,153)	—	—	—
Partnership state taxes	303	—	—	—
Partnership basis difference	(3,439)	93,527	—	—
Change in valuation allowance	7,109	(94,813)	26,687	17,947

Income tax expense
From continuing operations	$1,364	$2	$3	$11

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

The components of the net deferred tax liability and net deferred tax asset as of December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011
	(in thousands)
Current:
Accruals for financial statement purposes not allowed for income taxes	$2,511	$8,400
Basis difference in prepaid expenses	(366)	(697)
Inventory	84	236
Valuation allowance	(1,463)	(3,870)

Current, net	766	4,069
Long-Term:
Net operating loss and AMT credit carryforwards	$42,810	$47,130
Basis difference relating to Intangibles	722	(2,094)
Basis difference in property, plant and equipment	15,770	7,611
Stock option exercises	6,309	6,743
Impairment of available for sale securities	1,183	1,204
Debt issuance costs	—	130
Debt discount	—	(3,444)
Basis difference in partnership interest	(29,375)	(32,263)
Other items	(520)	(937)
Valuation allowance	(37,665)	(28,149)

Long-Term, net	$(766)	$(4,069)

Total deferred tax assets, net	$—	$—

As of December 31, 2012, the Company had the following available carryforwards and tax attributes to offset future taxable income:

Description	Amount	Expiration
	(in thousands)
Net Operating Losses – Federal	$103,517	2025 – 2032
Net Operating Losses – States (Post-Apportionment and Pre-tax)
California	$17,439	2013 – 2032
Illinois	77,124	2018 – 2024
Colorado	3,278	2026 – 2032
Louisiana	66	2023 – 2027
Hawaii	5,740	2023 – 2032
Mississippi	269	2028 – 2032

	$103,916

R&D credit	$2,754	2021 – 2029

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As of December 31,
	2012	2011
	(in thousands)
Reconciliation of Unrecognized Tax Liability
Balance at beginning of year	$2,754	$2,754
Additions based on tax positions taken during a prior period	—	—
Additions based on tax positions related to the current period	—	—
Reductions based on tax positions related to prior years	—	—
Settlements with taxing authorities	—	—
Lapse of statutes of limitations	—	—

Balance at end of year	$2,754	$2,754

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

If the approximately $2.8 million of unrecognized tax benefits are recognized, the entire amount will affect the effective tax rate. The Company believes that it is not reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company and its subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, California, Colorado, Illinois and Texas. The tax years that remain open to examination by the U.S. federal and Illinois jurisdictions are years 2008 through 2011; the tax years that remain open to examination by the California, Colorado and Texas jurisdictions are years 2007 through 2011.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has not accrued any interest and penalties related to uncertain tax positions in the balance sheet or statement of operations as a result of the Company’s net operating loss position.

While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from the Company’s accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on federal and state tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

As of December 31, 2012, the Company was under audit by the Internal Revenue Service (the “IRS”) for tax years ended September 30, 2009, 2010 and 2011. On February 8, 2013, the Company was informed by the IRS that the audit was completed with no change for the years. As such, the only tax year that remains open to examination by the U.S. federal jurisdiction is tax year ended December 31, 2008.

Note 20 — Segment Information

Prior to the Agrifos Acquisition, the Company operated in two business segments. After the Agrifos Acquisition, the Company operates in three business segments.

•	East Dubuque — The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.

•	Pasadena — The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Alternative energy — The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

	For the Calendar Year Ended December 31,	For the Three Months Ended December 31,		For the Fiscal Years Ended September 30,
	2012	2011	2010	2011	2010
			(in thousands)
			(unaudited)
Revenues
East Dubuque	$224,205	$63,014	$42,962	$179,857	$131,396
Pasadena	37,430	—	—	—	—
Alternative energy	290	52	52	206	529

Total revenues	$261,925	$63,066	$43,014	$180,063	$131,925

Gross profit
East Dubuque	$133,543	$25,554	$16,127	$76,571	$25,376
Pasadena	(1,704)	—	—	—	—
Alternative energy	80	2	1	6	(163)

Total gross profit	$131,919	$25,556	$16,128	$76,577	$25,213

Selling, general and administrative expense
East Dubuque	$6,242	$3,336	$1,431	$5,786	$4,497
Pasadena	361	—	—	—	—
Alternative energy	29,864	7,162	6,256	22,218	23,913

Total selling, general and administrative expense	$36,467	$10,498	$7,687	$28,004	$28,410

Research and development
East Dubuque	$—	$—	$—	$—	$—
Pasadena	—	—	—	—	—
Alternative energy	20,944	4,202	5,426	30,009	19,641

Total research and development	$20,944	$4,202	$5,426	$30,009	$19,641

Depreciation and amortization
East Dubuque	$807	$77	$112	$409	$439
Pasadena	583	—	—	—	—
Alternative energy	2,364	489	461	1,816	1,508

Total depreciation and amortization recorded in operating expenses	$3,754	$566	$573	$2,225	$1,947

East Dubuque – expense recorded in cost of sales	10,690	3,210	2,489	9,611	10,104
Pasadena – expense recorded in cost of sales	380	—	—	—	—

Total depreciation and amortization expense recorded in cost of sales	11,070	3,210	2,489	9,611	10,104

Total depreciation and amortization	$14,824	$3,776	$3,062	$11,836	$12,051

Other operating (income) expenses
East Dubuque	$510	$(507)	$—	$522	$51
Pasadena	—	—	—	—	—
Alternative energy	15,126	583	53	50,851	1,330

Total other operating (income) expenses	$15,636	$76	$53	$51,373	$1,381

Operating income (loss)
East Dubuque	$125,984	$22,648	$14,584	$69,854	$20,389
Pasadena	(2,648)	—	—	—	—
Alternative energy	(68,219)	(12,434)	(12,195)	(104,888)	(46,555)

Total operating income (loss)	$55,117	$10,214	$2,389	$(35,034)	$(26,166)

Interest expense
East Dubuque	$194	$1,947	$2,912	$13,752	$9,859
Pasadena	—	—	—	—	—
Alternative energy	7,480	2,151	818	2,914	4,376

Total interest expense	$7,674	$4,098	$3,730	$16,666	$14,235

Net income (loss)
East Dubuque	$123,721	$10,455	$7,096	$42,341	$8,353
Pasadena	(2,648)	—	—	—	—
Alternative energy	(79,316)	(14,553)	(12,980)	(107,723)	(50,624)

Total net income (loss)	$41,757	$(4,098)	$(5,884)	$(65,382)	$(42,271)

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$41,757	$(4,098)	$(5,884)	$(65,382)	$(42,271)
RNP – partnership and unallocated expenses	(11,844)	—	—	—	—
RNP – unallocated interest expense and loss on interest rate swaps	(2,226)	—	—	—	—

Consolidated net income (loss)	$27,687	$(4,098)	$(5,884)	$(65,382)	$(42,271)

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2012	2011
	(in thousands)
Total assets
East Dubuque	$124,900	$130,443
Pasadena	191,279	—
Alternative energy	102,757	230,085

Total assets	$418,936	$360,528

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$418,936	$360,528
RNP – partnership and other	60,266	—

Consolidated total assets	$479,202	$360,528

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Such expenses consist primarily of business development expenses for RNP, including the Agrifos Acquisition costs, labor allocations from the Company, accounting, tax, and legal fees, unit-based compensation, taxes, board expense and certain insurance costs. Unallocated interest expense represents interest expense on the New Term Loan, which was used to finance the Agrifos Acquisition. Prior to calendar year ended December 31, 2012, East Dubuque and RNP were considered one entity for financial reporting purposes. Prior to the Agrifos Acquisition, RNP operated as one segment.

All revenues are derived from customers in the United States.

Note 21 — Net Income (Loss) Per Common Share Attributable To Rentech

For the year ended December 31, 2012, the three months ended December 31, 2011 and 2010 and the fiscal years ended September 30, 2011 and 2010, approximately 16.7 million, 41.3 million, 40.8 million, 40.5 million and 36.9 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

Note 22 — Selected Quarterly Financial Data (Unaudited)

Selected unaudited condensed consolidated financial information for the calendar years ended December 31, 2012 and 2011 is presented in the tables below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2012 Calendar Year
Revenues	$38,588	$70,707	$60,170	$92,460
Gross profit	$22,635	$45,655	$35,040	$28,589
Operating income (loss)	$6,578	$29,448	$16,604	$(9,286)
Income (loss) from continuing operations	$4,326	$25,679	$15,443	$(17,911)
Income from discontinued operations, net of tax	$—	$—	$134	$16
Net income (loss)	$4,326	$25,679	$15,577	$(17,895)
Net (income) attributable to noncontrolling interests	$(7,590)	$(16,159)	$(11,307)	$(6,631)
Net income (loss) attributable to Rentech	$(3,264)	$9,520	$4,270	$(24,526)
Net income (loss) per common share attributable to Rentech:
Basic:
Continuing operations	$(0.01)	$0.04	$0.02	$(0.11)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.01)	$0.04	$0.02	$(0.11)

Diluted:
Continuing operations	$(0.01)	$0.04	$0.02	$(0.11)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.01)	$0.04	$0.02	$(0.11)

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2011 Calendar Year
Revenues	$23,994	$74,436	$38,619	$63,066
Gross profit	$10,202	$37,428	$12,819	$25,556
Operating income (loss)	$(4,432)	$20,758	$(53,749)	$10,214
Income (loss) from continuing operations	$(8,087)	$7,696	$(59,107)	$(4,098)
Net income (loss)	$(8,087)	$7,696	$(59,107)	$(4,098)
Net (income) loss attributable to noncontrolling interests	$522	$192	$19	$(4,433)
Net income (loss) attributable to Rentech	$(7,565)	$7,888	$(59,088)	$(8,531)
Net income (loss) per common share attributable to Rentech:
Basic:
Continuing operations	$(0.03)	$0.04	$(0.26)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.03)	$0.04	$(0.26)	$(0.04)

Diluted:
Continuing operations	$(0.03)	$0.03	$(0.26)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.03)	$0.03	$(0.26)	$(0.04)

Note 23 — Subsequent Events

On January 23, 2013, the Board of the General Partner declared a cash distribution to RNP’s common unitholders for the period October 1, 2012 through and including December 31, 2012 of $0.75 per unit which will result in total distributions in the amount of approximately $29.2 million, including payments to phantom unitholders. RNHI received a distribution of approximately $17.4 million, representing its share of distributions based on its ownership of common units. The cash distribution was paid on February 14, 2013 to unitholders of record at the close of business on February 7, 2013.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Deductions and Write-Offs	Balance at End of Period
	(in thousands)
Calendar Year Ended December 31, 2012
Allowance for doubtful accounts	$100	$—	$(100)	$—
Deferred tax valuation account	$32,018	$—	$7,110	$39,128
Reserve for REN earn-out	$697	$—	$(697)	$—
Three Months Ended December 31, 2011
Allowance for doubtful accounts	$100	$—	$—	$100
Deferred tax valuation account	$126,831	$—	$94,813	$32,018
Reserve for REN earn-out	$697	$—	$—	$697
Year Ended September 30, 2011
Allowance for doubtful accounts	$100	$—	$—	$100
Deferred tax valuation account	$100,144	$26,687	$—	$126,831
Reserve for REN earn-out	$697	$—	$—	$697
Year Ended September 30, 2010
Allowance for doubtful accounts	$—	$100	$—	$100
Deferred tax valuation account	$82,197	$17,947	$—	$100,144
Reserve for REN earn-out	$706	$(9)	$—	$697

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established and currently maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management has excluded the Company’s indirect majority-owned subsidiary, RNPLLC, from its assessment of internal control over financial reporting as of December 31, 2012 because RNPLLC was acquired by the Company in a purchase business combination on November 1, 2012 which did not allow management enough time to make a proper assessment. The total assets, excluding goodwill and intangible assets resulting from purchase price adjustments, and total revenues of RNPLLC represent approximately 22% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement for its 2013 annual meeting of shareholders (the “Proxy Statement”) under the caption “Election of Directors.”

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

(b) Exhibits.

See Exhibit Index.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 23, 2009 among Rentech, Inc., SilvaGas Holdings Corporation, RTK Acquisition Sub, Inc., RTK Acquisition Sub, LLC, John A. Williams as the Principal Stockholder, Milton Farris as the Stockholder Representative and the other stockholders of the SilvaGas Holdings Corporation party thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on June 24, 2009).

2.2	Membership Interest Purchase Agreement, dated April 12, 2011 by and between Biomass Energy Holdings LLC and GCSEC Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on April 15, 2011).

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of December 28, 2011, among Rentech, Inc., Milton Farris, as Stockholder Representative, John A. Williams, as Principal Stockholder and certain other former stockholders of SilvaGas (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Rentech on January 4, 2012).

2.4*	Membership Interest Purchase Agreement between Rentech Nitrogen Partners, L.P. and Agrifos Holdings Inc., dated as of October 31, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on November 5, 2012).

3.1	Amended and Restated Articles of Incorporation, dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2005, filed by Rentech on May 9, 2005).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2008, filed by Rentech on May 9, 2008).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on May 14, 2010).

3.5	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended September 30, 2004 filed by Rentech on December 9, 2004).

3.6	Articles of Amendment to the Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on August 5, 2011).

4.1	Stock Purchase Warrant, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on September 23, 2004).

4.2	Registration Rights Agreement, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Rentech on September 23, 2004).

4.3	Warrant to Purchase 1,000,000 Shares of Common Stock by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on January 19, 2006).

4.4	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on April 20, 2007).

4.5	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on January 20, 2009).

4.6	Warrant Agreement, dated June 23, 2009 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 24, 2009).

4.7	Tax Benefit Preservation Plan, dated as of August 5, 2011, Rentech, Inc. and Computershare Trust Company, N.A., which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Rentech on August 5, 2011).

10.1**	Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by Rentech January 28, 2009).

10.2**	Amended and Restated Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated December 31, 2008 (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by Rentech on January 28, 2009).

10.3**	Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2008 filed by Rentech on December 15, 2008).

10.4**	Employment Agreement by and between Rentech, Inc. and Tom Samson, dated October 5, 2010 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.5**	Employment Agreement with Colin Morris (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.6**	Rentech, Inc. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.7	Stock Purchase Agreement, dated June 24, 2009, between Rentech, Inc. and the Buyers party thereto (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 25, 2009).

10.8	Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rentech on April 21, 2006).

10.9	Rider to the Lease Agreement dated as of April 21, 2006 by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rentech on April 21, 2006).

10.10	Second Amendment to Lease, dated January 21, 2010, by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on January 26, 2010).

10.11**	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 20, 2006).

10.12**	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed by Rentech on February 9, 2005).

10.13**	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on March 29, 2007).

10.14**	First Amendment to Rentech’s Amended and Restated 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.15**	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

10.16**	First Amendment to Rentech’s 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.17***	Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed by Rentech on August 9, 2007).

10.18**	Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.19**	Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.20**	Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 23, 2009).

10.21	Distribution Agreement, dated April 26, 2006, by and between Royster-Clark Resources LLC and Rentech Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.22	Amendment to Distribution Agreement, dated October 13, 2009, among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S., Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.23	Assignment and Assumption Agreement, dated as of September 29, 2006, by and between Royster-Clark, Inc., Agrium U.S. Inc. and Rentech Development Corporation (incorporated by reference to Exhibit 10.3 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.24	Project Support Agreement, dated September 3, 2010 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on September 10, 2010).

10.25	Amended and Restated Distribution Agreement dated February 9, 2011, between Rentech, Inc. and Knight Capital Americas, L.P., successor in interest to Knight Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rentech on February 9, 2011).

10.26**	Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 13, 2011).

10.27	Credit Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC as Sole Bookrunner, Sole Syndication Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 14, 2011).

10.28	Guarantee and Collateral Agreement, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on June 14, 2011).

10.29	Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated June 10, 2011, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed on June 14, 2011).

10.30	Contribution, Conveyance and Assignment Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Development Corporation, Rentech Nitrogen Holdings, Inc., Rentech Nitrogen GP, LLC, Rentech Nitrogen Partners, L.P. and Rentech Energy Midwest Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.31	Omnibus Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Nitrogen GP, LLC and Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.32	Services Agreement, dated as of November 9, 2011, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen GP, LLC and Rentech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.33	Credit Agreement, dated as of November 10, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 15, 2011).

10.34	Guaranty and Security Agreement, dated as of November 10, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor and General Electric Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 15, 2011).

10.35	Indemnification Agreement dated November 9, 2011, by and between Rentech Nitrogen Partners, L.P. and D. Hunt Ramsbottom (all other Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates of execution, are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by Rentech on December 14, 2011).

10.36	Credit Agreement, dated as of December 28, 2011, among Rentech Nitrogen, LLC, as borrower, Rentech Nitrogen Partners, L.P., as guarantor, and Rentech, Inc. as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Rentech on January 4, 2012).

10.37	Second Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among Rentech Nitrogen, LLC, Agrifos LLC, Agrifos Fertilizer L.L.C. and Agrifos SPA LLC, as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on November 5, 2012).

10.38	Third Amended and Restated Agreement of Limited Partnership of Rentech Nitrogen Partners, L.P., dated as of November 1, 2012 (including form of common unit certificate) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on November 5, 2012).

10.39	First Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2012, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.40	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 30, 2012, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.41	Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 18, 2013, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.42	Agreement, dated November 1, 2010, between Northern Illinois Gas Company, d/b/a Nicor Gas Company and Rentech Energy Midwest (incorporated by reference to Exhibit 10.14 to the Form S-1 filed by Rentech Nitrogen Partners, L.P. on August 5, 2011).

10.43	Asset Purchase Agreement, dated as of September 10, 1998, by and between ExxonMobil Corporation (formerly known as Mobil Oil Corporation) and Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.P.) (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.44***	Marketing Agreement, dated as of March 22, 2011, by and between Interoceanic Corporation and Rentech Nitrogen Pasadena, LLC (Agrifos Fertilizer L.L.C.) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed by Rentech on December 15, 2008).

21	Subsidiaries of Rentech, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language, or XBRL, includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, detailed tagged.

*	Schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith. The Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.
**	Management contract or compensatory plan or arrangement.
***	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH, INC.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and President

Date: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer, President and Director (principal executive officer)

Date: March 18, 2013

/s/ Dan J. Cohrs
Dan J. Cohrs,
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: March 18, 2013

/s/ Jeffrey R. Spain
Jeffrey R. Spain,
Senior Vice President, Finance and Accounting (principal accounting officer)

Date: March 18, 2013

/s/ Dennis L. Yakobson
Dennis L. Yakobson,
Chairman Emeritus and Director

Date: March 18, 2013

/s/ Halbert S. Washburn
Halbert S. Washburn,
Chairman and Director

Date: March 18, 2013

/s/ Michael S. Burke
Michael S. Burke,
Director

Date: March 18, 2013

/s/ Wesley K. Clark
Wesley K. Clark,
Director

Date: March 18, 2013

/s/ Michael F. Ray
Michael F. Ray,
Director

Date: March 18, 2013

/s/ Edward M. Stern
Edward M. Stern,
Director

Date: March 18, 2013

/s/ Ronald M. Sega
Ronald M. Sega,
Director

Date: March 18, 2013

/s/ John A. Williams
John A. Williams,
Director

Date: March 18, 2013