Form 10-Q
period 2013-03-31
RENTECH INC /CO/
filed 2013-05-09
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2013 was 225,892,325.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$135,312	$141,736
Accounts receivable	9,736	9,705
Inventories	51,562	27,140
Prepaid expenses and other current assets	6,681	7,046
Deferred income taxes	766	766
Other receivables, net	4,103	4,670

Total current assets	208,160	191,063

Property, plant and equipment, net	131,920	134,195

Construction in progress	70,705	61,417

Other assets
Goodwill	56,592	56,592
Intangible assets	25,310	26,185
Debt issuance costs	6,514	6,458
Property held for sale	2,475	2,475
Deposits and other assets	1,028	817

Total other assets	91,919	92,527

Total assets	$502,704	$479,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,967	$17,788
Accrued payroll and benefits	5,519	8,445
Accrued liabilities	14,899	17,044
Deferred revenue	59,720	29,699
Credit facilities and term loan	7,750	7,750
Asset retirement obligation	2,776	2,776
Other	455	502

Total current liabilities	106,086	84,004

Long-term liabilities
Credit facilities and term loan, net of current portion	199,202	185,540
Earn-out consideration	5,132	4,920
Deferred income taxes	766	766
Other	2,762	2,904

Total long-term liabilities	207,862	194,130

Total liabilities	313,948	278,134

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 225,824 and 224,121 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,258	2,241
Additional paid-in capital	537,893	539,448
Accumulated deficit	(389,047)	(383,807)
Accumulated other comprehensive income	100	105

Total Rentech stockholders’ equity	151,204	157,987
Noncontrolling interests	37,552	43,081

Total equity	188,756	201,068

Total liabilities and stockholders’ equity	$502,704	$479,202

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues
Product sales	$58,733	$38,537
Other revenues	934	51

Total revenues	59,667	38,588

Cost of sales
Product	36,845	15,901
Other	50	52

Total cost of sales	36,895	15,953

Gross profit	22,772	22,635

Operating expenses
Selling, general and administrative expense	13,652	10,413
Research and development	5,747	5,022
Depreciation and amortization	1,185	1,139
Other	120	(517)

Total operating expenses	20,704	16,057

Operating income	2,068	6,578

Other income (expense), net
Interest expense	(1,804)	(2,314)
Other income (expense), net	(110)	62

Total other expenses, net	(1,914)	(2,252)

Income before income taxes	154	4,326
Income tax benefit	(632)	—

Net income	786	4,326
Net income attributable to noncontrolling interests	(6,026)	(7,590)

Net loss attributable to Rentech	$(5,240)	$(3,264)

Basic net loss per common share attributable to Rentech	$(0.02)	$(0.01)

Diluted net loss per common share attributable to Rentech	$(0.02)	$(0.01)

Weighted-average shares used to compute net loss per common share:
Basic and diluted	225,222	225,865

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income	$786	$4,326

Other comprehensive income, net of tax:
Pension and postretirement plan adjustments	6	—
Other	(9)	—

Other comprehensive loss	(3)	—

Comprehensive income	783	4,326
Less: net income attributable to noncontrolling interests	(6,026)	(7,590)
Less: other comprehensive income attributable to noncontrolling interests	(2)	—

Comprehensive loss attributable to Rentech	$(5,245)	$(3,264)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Rentech Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
	(Unaudited)
Balance, December 31, 2011	225,231	$2,252	$576,403	$(369,807)	$—	$208,848	$39,425	$248,273
Issuance of common stock	25	—	—	—	—	—	—	—
Common stock issued for acquisition	2,000	20	(20)	—	—	—	—	—
Common stock issued for stock options exercised	120	1	139	—	—	140	—	140
Common stock issued for warrants exercised	943	9	(9)	—	—	—	—	—
Payment of stock issuance costs	—	—	(40)	—	—	(40)	—	(40)
Equity-based compensation expense	—	—	2,642	—	—	2,642	174	2,816
Restricted stock units	70	1	(61)	—	—	(60)	—	(60)
Net income (loss)	—	—	—	(3,264)	—	(3,264)	7,590	4,326
Other	—	—	19	—	—	19	—	19

Balance, March 31, 2012	228,389	$2,283	$579,073	$(373,071)	$—	$208,285	$47,189	$255,474

Balance, December 31, 2012	224,121	$2,241	$539,448	$(383,807)	$105	$157,987	$43,081	$201,068
Common stock issued for stock options exercised	174	2	69	—	—	71	—	71
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,809)	(11,809)
Equity-based compensation expense	—	—	1,707	—	—	1,707	252	1,959
Restricted stock units	1,529	15	(3,331)	—	—	(3,316)	—	(3,316)
Net income (loss)	—	—	—	(5,240)	—	(5,240)	6,026	786
Other comprehensive income	—	—		—	(5)	(5)	2	(3)

Balance, March 31, 2013	225,824	$2,258	$537,893	$(389,047)	$100	$151,204	$37,552	$188,756

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net income	$786	$4,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,845	3,051
Utilization of spare parts	893	242
Write-down of inventory	545	—
Non-cash interest expense	286	1,680
Stock-based compensation	1,959	2,816
Other	24	(507)
Changes in operating assets and liabilities:
Accounts receivable	(31)	(2,824)
Other receivables	566	628
Inventories	(23,651)	(5,578)
Deposits on gas contracts	—	1,121
Prepaid expenses and other current assets	205	(614)
Accounts payable	(2,810)	99
Deferred revenue	30,020	18,417
Accrued liabilities, accrued payroll and other	(8,954)	(5,738)

Net cash provided by operating activities	3,683	17,119

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(12,421)	(13,476)
Other items	390	868

Net cash used in investing activities	(12,031)	(12,608)

Cash flows from financing activities
Proceeds from credit facilities	15,600	8,490
Payments on term loan	(1,938)	—
Payment of debt issuance costs	—	(2,670)
Payments on notes payable for financed insurance premiums	—	(527)
Payment of stock issuance costs	—	(40)
Payment of initial public offering costs	—	(245)
Proceeds from options and warrants exercised	71	140
Distributions to noncontrolling interests	(11,809)	—

Net cash provided by financing activities	1,924	5,148

Increase (decrease) in cash	(6,424)	9,659
Cash and cash equivalents, beginning of period	141,736	237,478

Cash and cash equivalents, end of period	$135,312	$247,137

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$5,187	$7,947
Restricted stock units surrendered for withholding taxes payable	3,316	60
Debt issuance costs in accrued liabilities	402	108
Offering costs in accrued liabilities	394	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of March 31, 2013, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Annual Report”).

The Company, through its indirect majority-owned subsidiary, Rentech Nitrogen Partners, L.P. (“RNP”), owns and operates two fertilizer facilities: the Company’s East Dubuque Facility and the Company’s Pasadena Facility, referred to collectively as the “Facilities.” Our East Dubuque Facility is located in East Dubuque, Illinois and owned by Rentech Nitrogen, LLC (“RNLLC”). The Company primarily produces ammonia and urea ammonium nitrate solution (“UAN”) at the Company’s East Dubuque Facility, using natural gas as the facility’s primary feedstock. Our Pasadena Facility, which the Company acquired in November 2012, is located in Pasadena, Texas and owned by Rentech Nitrogen Pasadena, LLC (“RNPLLC”). The Company produces ammonium sulfate, ammonium thiosulfate and sulfuric acid at the Company’s Pasadena Facility, using ammonia and sulfur as the facility’s primary feedstocks. The noncontrolling interests reflected on the Company’s consolidated balance sheets are affected by the net income of, and distributions from, RNP.

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature or they are receivable or payable on demand. These items meet the definition of Level 1 financial instruments as defined in Note 3 – Fair Value.

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

The final purchase price of the Agrifos Acquisition, as defined in Note 3, and the allocation thereof will not be known until the final working capital adjustments are performed and a final environmental assessment of the property is completed. The Company will finalize the accounting for the Agrifos Acquisition within one year of the acquisition date.

The Company identified errors that impacted the prior year. The impact of correcting these errors in the first quarter of 2013 increased operating income by $0.2 million. Management does not believe the impact of these errors was material to the first quarter of 2013, the expected full year results or any previously issued financial statements.

The Company has evaluated events occurring between March 31, 2013 and the date of these financial statements to ensure that such events are properly reflected in these statements.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 2 — Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance requiring companies to disclose information about financial instruments that have been offset and related arrangements to enable users of a company’s financial statements to understand the effect of those arrangements on the company’s financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance is effective for interim and annual periods beginning on or after January 1, 2013 and requires retrospective application, and thus became effective for the Company’s interim period beginning on January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial position, results of operations or disclosures.

In February 2013, the FASB issued guidance that requires a company to disclose information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income. This guidance is effective for interim and annual periods beginning after December 15, 2012, and thus became effective for the Company’s interim period beginning on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

Note 3 — Fair Value

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents the financial instruments that require fair value disclosure as of March 31, 2013. See Note 12 — Subsequent Events regarding the repayment in full and termination of the credit facilities and term loan, and interest rate swaps, identified in the table below, and the incurrence of new indebtedness, subsequent to March 31, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities and term loan	$—	$206,952	$—	$206,952
Interest rate swaps	$—	$816	$—	$816
Earn-out consideration	$—	$—	$5,132	$5,132

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities and term loan	$—	$193,290	$—	$193,290
Interest rate swaps	$—	$929	$—	$929
Earn-out consideration	$—	$—	$4,920	$4,920

Credit Facilities and Term Loan

The credit facilities and term loan are deemed to be Level 2 financial instruments because the measurement is based on observable market data. It was concluded that the carrying values of the credit facilities and term loan approximate the fair values of such facilities and term loan as of March 31, 2013 due to the variable nature of the interest rates. See Note 12 — Subsequent Events regarding the repayment in full and termination of the credit facilities and term loan subsequent to March 31, 2013.

Interest Rate Swaps

The interest rate swaps are not designated as hedging instruments for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company uses a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting include forward one-month and three-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at March 31, 2013 represents an unrealized loss. The change in fair value is recorded in other expense, net on the consolidated statement of operations. The realized loss represents the current cash payment required under the interest rate swaps. See Note 12 — Subsequent Events regarding the repayment in full and termination of the interest rate swaps subsequent to March 31, 2013.

Net gain on interest rate swaps (in thousands) for the three months ended March 31, 2013:

Realized loss	$(24)
Unrealized gain	113

Total net gain on interest rate swaps	$89

Earn-out Consideration

The earn-out consideration relates to potential additional consideration RNP may be required to pay under the Membership Interest Purchase Agreement (the “Purchase Agreement”) relating to its acquisition of Agrifos LLC (the “Agrifos Acquisition”). The earn-out consideration is deemed to be Level 3 because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Purchase Agreement, over a two year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of RNP’s products and feedstocks, as well as product profitability and production. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. For the three months ended March 31, 2013, the fair value of the liability increased by approximately $0.2 million which is recorded in other income (expense), net on the consolidated statement of operations.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three months ended March 31, 2013.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4 — Inventories

Inventories consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Finished goods	$48,430	$21,756
Raw materials	2,992	5,269
Other	140	115

Total inventory	$51,562	$27,140

Note 5 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Land and land improvements	$22,971	$22,988
Buildings and building improvements	27,448	27,120
Machinery and equipment	137,080	135,636
Furniture, fixtures and office equipment	1,085	1,085
Computer equipment and computer software	6,214	5,981
Vehicles	309	309
Leasehold improvements	121	114
Conditional asset (asbestos removal)	210	210

	195,438	193,443
Less accumulated depreciation	(63,518)	(59,248)

Total property, plant and equipment, net	$131,920	$134,195

Construction in progress consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Construction in progress for East Dubuque Facility	$60,424	$52,435
Construction in progress for Pasadena Facility	9,811	8,512
Software in progress	470	470

Total construction in progress	$70,705	$61,417

The construction in progress balance at March 31, 2013 includes approximately $1.4 million of capitalized interest costs.

Note 6 — Debt

On February 28, 2012, RNLLC entered into a credit agreement (the “First 2012 Credit Agreement”). The First 2012 Credit Agreement consisted of (i) a $100.0 million multiple draw term loan (the “First CapEx Facility”) that could be used to pay for capital expenditures related to RNP’s ammonia production and storage capacity expansion project, and (ii) a $35.0 million revolving facility (the “2012 Revolving Credit Facility”) that could be used for working capital needs, letters of credit and for general purposes.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The First 2012 Credit Agreement had a maturity date of February 27, 2017. The First CapEx Facility was available for borrowing until February 28, 2014. Borrowings under the First 2012 Credit Agreement bore interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that was two business days prior to the first day of such interest period. The applicable margin for borrowings under the First 2012 Credit Agreement was 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings.

On October 31, 2012, RNLLC, RNP, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “Second 2012 Credit Agreement”). The Second 2012 Credit Agreement amended, restated and replaced the First 2012 Credit Agreement. The Second 2012 Credit Agreement consists of (i) a $110.0 million multiple draw term loan (the “Second CapEx Facility”) which could be used to pay for (x) capital expenditures related to the ammonia production and storage capacity expansion at the East Dubuque Facility and (y) capital expenditures related to the Pasadena Facility (in an amount up to $10.0 million), (ii) a $155.0 million term loan (the “New Term Loan”) that was used to finance the cash consideration paid in the acquisition of Agrifos LLC and transaction expenses and (iii) the $35.0 million revolving credit facility (the “New 2012 Revolving Credit Facility”) that can be used for working capital needs, letters of credit and for general partnership purposes. The Second 2012 Credit Agreement had a maturity date of October 31, 2017. The other terms of the Second 2012 Credit Agreement were substantially similar to the First 2012 Credit Agreement. As of March 31, 2013, RNP had outstanding borrowings under the Second 2012 Credit Agreement of approximately $207.0 million.

See Note 12 — Subsequent Events regarding the incurrence of additional debt and the repayment in full and termination of the Second 2012 Credit Agreement subsequent to March 31, 2013.

Note 7 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Company occasionally enters into index-price contracts. The Company elects the normal purchase normal sale exemption for these derivative instruments. As such, the Company does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through April 30, 2013. Commitments for natural gas purchases consist of the following:

	As of
	March 31, 2013	December 31, 2012
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	300	1,955
MMBtus under index-price contracts	654	143

Total MMBtus under contracts	954	2,098

Commitments to purchase natural gas	$3,776	$7,531
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.96	$3.59

Subsequent to March 31, 2013 through April 30, 2013, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through August 31, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 1.4 million and the total amount of the purchase commitments are approximately $6.1 million, resulting in a weighted average rate per MMBtu of approximately $4.23. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

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

The Company’s business is subject to extensive and frequently changing federal, state and local, environmental, health and safety regulations governing a wide range of matters, including the emission of air pollutants, the release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of the Company’s fertilizer products, raw materials, and other substances that are part of our operations. These laws include the Clean Air Act (the “CAA”), the federal Water Pollution Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, and various other federal, state and local laws and regulations. The laws and regulations to which the Company is subject are complex, change frequently and have tended to become more stringent over time. The ultimate impact on the Company’s business of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that the Company’s operations may change over time and certain implementing regulations for laws, such as the CAA, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

The Texas Commission on Environmental Quality issued a notice of violation of environmental laws relating to the alleged unlawful emissions in August 2012, which was prior to the Agrifos Acquisition, of oxides of sulfur in excess of permitted limits from the sulfuric acid plant at the Pasadena Facility. This matter was settled, which resulted in a penalty payment of less than $6,000.

Note 8 — Employee Benefit Plans

RNP made contributions of approximately $36,000 and $19,000 to its pension plans and postretirement plan, respectively, during the three months ended March 31, 2013 and expects to contribute approximately $73,000 and $38,000 to its pension plans and postretirement plan, respectively, during the remainder of 2013.

The components of net periodic benefit cost are as follows for the three months ended March 31, 2013:

	Pension	Post- retirement
	(in thousands)
Service cost	$40	$11
Interest cost	49	11
Expected return on plan assets	(65)	—
Amortization of prior service cost	—	6
Amortization of net gain	—	(4)

Net periodic pension costs	$24	$24

The Company had no defined benefit pension or postretirement benefit plans before the Agrifos Acquisition in November 2012.

Note 9 — Income Taxes

For the three months ended March 31, 2013, the Company recorded a net income tax benefit of approximately $0.6 million which is comprised of approximately $0.7 million income tax benefit for Rentech and approximately $0.1 million income tax expense for RNP. The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes attributable to the Company) was 12% for the three months ended March 31, 2013. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to differences between GAAP income and income reported on tax returns, the impact of state taxes, federal alternative minimum tax and suspension of net operating loss utilization for the state of Illinois. The Company has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10 — Segment Information

Prior to the Agrifos Acquisition, the Company operated in two business segments. Since the Agrifos Acquisition, the Company operates in three business segments.

•	East Dubuque — The operations of the East Dubuque Facility, which produces primarily ammonia and urea ammonium nitrate solution (“UAN”).

•	Pasadena — The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Alternative energy — Owns technologies designed to convert low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues
East Dubuque	$34,549	$38,473
Pasadena	25,015	—
Alternative energy	103	115

Total revenues	$59,667	$38,588

Gross profit
East Dubuque	$18,746	$22,572
Pasadena	3,973	—
Alternative energy	53	63

Total gross profit	$22,772	$22,635

Selling, general and administrative expense
East Dubuque	$1,345	$1,289
Pasadena	1,242	—
Alternative energy	8,911	7,823

Total selling, general and administrative expense	$11,498	$9,112

Research and development
East Dubuque	$—	$—
Pasadena	—	—
Alternative energy	5,747	5,022

Total research and development	$5,747	$5,022

Depreciation and amortization
East Dubuque	$73	$553
Pasadena	875	—
Alternative energy	237	586

Total depreciation and amortization recorded in operating expenses	$1,185	$1,139

East Dubuque – expense recorded in cost of sales	2,233	1,912
Pasadena – expense recorded in cost of sales	427	—

Total depreciation and amortization expense recorded in cost of sales	2,660	1,912

Total depreciation and amortization	$3,845	$3,051

Other operating (income) expenses
East Dubuque	$15	$(28)
Pasadena	—	—
Alternative energy	105	(489)

Total other operating (income) expenses	$120	$(517)

Operating income (loss)
East Dubuque	$17,313	$20,758
Pasadena	1,856	—
Alternative energy	(14,947)	(12,879)

Total operating income	$4,222	$7,879

Interest expense
East Dubuque	$—	$100
Pasadena	3	—
Alternative energy	1	2,214

Total interest expense	$4	$2,314

Net income (loss)
East Dubuque	$17,270	$20,674
Pasadena	1,816	—
Alternative energy	(14,223)	(15,047)

Total net income	$4,863	$5,627

Reconciliation of segment net income to consolidated net income (loss):
Segment net income	$4,863	$5,627
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,154)	(1,301)
RNP – partnership and unallocated expenses recorded as other expense, net	(212)	—
RNP – unallocated interest expense and loss on interest rate swaps	(1,711)	—

Consolidated net income	$786	$4,326

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Total assets
East Dubuque	$136,559	$124,900
Pasadena	206,279	191,279
Alternative energy	101,058	102,757

Total assets	$443,896	$418,936

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$443,896	$418,936
RNP – partnership and other	58,808	60,266

Consolidated total assets	$502,704	$479,202

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Such expenses consist primarily of services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement between RNP and Rentech, accounting and tax fees, legal fees, unit-based compensation, taxes, board expense and certain insurance costs. Unallocated interest expense represents interest expense on the New Term Loan, which was used to finance the Agrifos Acquisition.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Company sells substantially all of its products from its Pasadena Facility to distributors, and it does not have direct contact with the distributors’ customers, which are located primarily in the United States and Brazil. All revenues from the Pasadena Facility are from sales to United States based distributors.

Note 11 — Net Loss Per Common Share Attributable to Rentech

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

For the three months ended March 31, 2013 and 2012, approximately 13.8 million and 38.5 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 12 — Subsequent Events

RNP Shelf Registration Statement

On April 4, 2013, RNP and Rentech Nitrogen Finance Corporation, a wholly-owned subsidiary of RNP (“Finance Corporation”), filed a shelf registration statement with the SEC, which allows RNP, or any selling securityholder, from time to time, in one or more offerings, to offer and sell up to $500.0 million in aggregate initial offering price of common units or debt securities. The debt securities may be issued by RNP and co-issued by Finance Corporation, and may be guaranteed by one or more of RNP’s subsidiaries. Each subsidiary guarantor of the debt securities would be exempt from reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 12h-5 under the Exchange Act. RNP has no independent assets or operations, the guarantees of its subsidiary guarantors are joint and several and full and unconditional, subject to customary automatic release provisions. RNP’s subsidiaries other than its subsidiary guarantors are minor and there are no significant restrictions on RNP’s ability or the ability of any subsidiary guarantor to obtain funds from its subsidiaries.

RNP Notes Offering

On April 12, 2013, RNP and Finance Corporation (collectively the “Issuers”) issued $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) to qualified institutional buyers and non-U.S. persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears commencing on October 15, 2013. The Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. RNP used part of the net proceeds from the offering to repay in full and terminate the Second 2012 Credit Agreement and related interest rate swaps, and intends to use the remaining proceeds to pay for expenditures related to its expansion projects and for general partnership purposes.

The Notes are fully and unconditionally guaranteed, jointly and severally, by each of RNP’s existing domestic subsidiaries, other than Finance Corporation. In addition, the Notes and the guarantees thereof are secured by a second priority lien on substantially all of RNP’s and the guarantors’ assets, subject to permitted liens.

The Issuers may redeem some or all of the Notes at any time prior to April 15, 2016 at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. At any time prior to April 15, 2016, RNP may also, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes issued with the net proceeds of certain equity offerings at 106.5% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption. On or after April 15, 2016, RNP may redeem some or all of the Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date.

2013 Credit Agreement

On April 12, 2013, RNP and Finance Corporation (collectively the “Borrowers”) entered into a new credit agreement (the “2013 Credit Agreement”). The 2013 Credit Agreement consists of a $35.0 million senior secured revolving credit facility (the “Credit Facility”). The Borrowers may use the 2013 Credit Agreement to fund their working capital needs, to issue letters of credit and for other general partnership purposes. The 2013 Credit Agreement also includes a $10.0 million letter of credit sublimit. The commitment under the Credit Facility may be increased by up to $15.0 million upon the Borrowers’ request at the discretion of the lenders and subject to certain customary requirements.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Borrowings under the 2013 Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Borrowers’ option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If the Borrowers maintain a secured leverage ratio of less than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If the Borrowers maintain a secured leverage ratio equal or greater than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings.

Additionally, the Borrowers will be required to pay a fee to the lenders under the 2013 Credit Agreement on the average undrawn available portion of the Credit Facility at a rate equal to 0.50% per annum. The Borrowers will also pay a fee to the lenders under the 2013 Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings. The Borrowers are also required to pay customary letter of credit fees on issued letters of credit.

All of RNP’s existing subsidiaries guarantee, and certain of RNP’s future domestic subsidiaries will guarantee, RNP’s obligations pursuant to the 2013 Credit Agreement. The 2013 Credit Agreement, any hedging agreements issued by lenders under the 2013 Credit Agreement and the subsidiary guarantees are secured by the same collateral securing the Notes, which includes substantially all of RNP’s assets and all of the assets of its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the 2013 Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the Notes, subject to a first lien cap (equal to the greater of $65 million or 20% of RNP’s consolidated net tangible assets (as defined in the Indenture governing the Notes), plus obligations in respect of the first-priority secured indebtedness and obligations under certain hedging agreements and cash management agreements).

The 2013 Credit Agreement will terminate April 12, 2018. Any amounts still outstanding at that time will be immediately due and payable. The Borrowers may voluntarily prepay their utilization and/or permanently cancel all or part of the available commitments under the 2013 Credit Agreement in a minimum amount of $5.0 million. Amounts repaid may be reborrowed. Borrowings under the 2013 Credit Agreement will be subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds.

Share Repurchase Program

On April 22, 2013, Rentech announced that its board of directors (the “Board”) authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of its common stock through December 31, 2013. The share repurchase program is subject to blackout periods under the Company’s insider trading policy. The Company may buy shares in the open market or through privately negotiated transactions from time to time through the expiration of the program on December 31, 2013 as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The plan does not obligate the Company to acquire any particular amount of common stock, and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.

RNP Cash Distribution

On April 23, 2013, the Board of the General Partner declared a cash distribution to RNP’s common unitholders for the period January 1, 2013 through and including March 31, 2013 of $0.50 per unit, which will result in total distributions in the amount of approximately $19.5 million, including payments to phantom unitholders. Rentech Nitrogen Holdings, Inc. (“RNHI”) will receive a distribution of approximately $11.6 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013.

Fulghum Acquisition, Pending Wawa Acquisition, Pending Atikokan Acquisition and Related Transactions

On May 1, 2013, the Company acquired all of the capital stock of Fulghum Fibres, Inc. (“Fulghum”) for $60.0 million in cash and repaid approximately $3.0 million of Fulghum’s debt (the “Fulghum Acquisition”). As of the closing date of the Fulghum Acquisition, Fulghum had approximately $10.0 million of cash and approximately $59.0 million of debt that remains outstanding. Taking this cash and debt into consideration, the Company acquired Fulghum for a total net purchase price of approximately $112.0 million. The amount of the purchase price is subject to certain potential post-closing adjustments set forth in the relevant stock purchase agreement. Established in 1989 and headquartered in Augusta, Georgia, Fulghum provides cost effective wood fibre processing services and wood yard operations to the pulp and paper sector. Through Fulghum, the Company now operates 32 wood chipping mills, of which 26 are located in the United States, five are located in Chile and one is located in Uruguay. The Company also announced transactions, summarized below, that represent its proposed entry into the business of manufacturing and selling wood pellets to utilities for power generation. The Company believes that the Fulghum Acquisition will provide it with a financial and operational platform for the wood pellet business. In connection with the Fulghum Acquisition, the Company entered into a joint venture, as described below, with Graanul Invest (“Graanul”), a large European producer of wood pellets, for the potential development and construction of, and investment in, wood pellet plants in the United States and Canada. The Company believes that the joint venture with Graanul will provide construction and operational expertise, marketing support and investments related to wood pellet plants in the United States and Canada.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Fulghum Acquisition will be accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and contingent consideration be recognized at their fair values as of the acquisition date. The Company is unable as of the filing date of this report to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. The Company is also unable as of the filing date of this report to provide the pro forma financial information of the combined entity. These items will be included in the Company’s Current Report on Form 8-K which will be filed within 75 days of the acquisition date. The joint venture with Graanul is expected to be accounted for under the equity method.

In December 2012, the Company entered into an option agreement to acquire a former oriented strand board processing mill from Weyerhaeuser Corporation in Wawa, Ontario, Canada for approximately $5.5 million (the “Pending Wawa Acquisition”), which facility the Company expects to convert to produce approximately 360,000 metric tons of wood pellets annually (the “Wawa Project”). Also, on May 1, 2013, the Company entered into an agreement to acquire a former particle board processing mill from Atikokan Renewable Fuels in Atikokan, Ontario, Canada (the “Pending Atikokan Acquisition”), which is expected to be converted to produce approximately 125,000 metric tons of wood pellets annually (the “Atikokan Project”). The initial purchase price for the Pending Atikokan Acquisition is approximately $3.8 million in cash plus potential earn-out consideration. The earn-out consideration will equal 7% of EBITDA of the Atikokan Project, as defined in the purchase agreement, over a ten-year period. In addition to the initial purchase price, the Company will provide a loan to the sellers of approximately $0.9 million, which will be repayable from earn-out consideration. Each of the Pending Wawa and Atikokan Acquisitions is subject to customary conditions to closing.

On April 30, 2013, the Company and Graanul entered into the Amended and Restated Joint Venture and Operating Agreement (the “JV Agreement”), a new agreement based on the joint venture that had previously existed between Fulghum and Graanul. Pursuant to the terms of the JV Agreement, (i) the Company and Graanul each own a 50% equity interest in the joint venture (the “JV”), (ii) during a period defined as the shortest of five years, such time as the JV has constructed a total of 1.25 million metric tons of capacity and such time as Rentech or Graanul cease to hold at least a 20% equity interest in the JV (the “Restricted Period”), the Company agreed to (a) offer any new wood fibre pellet mill projects in the United States or Canada to the JV for development, (b) offer to Graanul the opportunity to purchase 50% (but not less than 50%) of the equity interest in any existing pellet mills in the United States and Canada to be acquired by the Company, and (c) for any new project accepted by the JV for development and construction, to provide as the senior secured lender, or obtain debt financing from a third party for, 50% of the costs of new projects constructed by the JV, (iii) Rentech and Graanul will each provide 25% of the cost of such new projects in the form of capital investments in the JV, (iv) Graanul will provide engineering, procurement and construction services to projects constructed by the JV, (v) Graanul will provide marketing services for any excess pellets produced by the JV, and give preference to the JV to acquire pellets from Graanul’s European plants in the event the JV needs to supplement pellet supplies from its operating plants, and (vi) the JV is expected to own 100% of the equity of each new project constructed by the JV.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report, in “Part II—Item 1A. Risk Factors” in this report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to realize the benefits of the Fulghum Acquisition and, if completed, the Pending Wawa and Atikokan Acquisitions and to successfully implement our new wood pellets business strategy;

•	our ability to sell or license the intellectual property rights we hold with respect to our technologies on satisfactory terms, or at all;

•	risks arising from changes in existing laws or regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases or carbon dioxide;

•	the volatile nature of our nitrogen fertilizer business and its ability to remain profitable;

•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen fertilizer products;

•	any interruption in the supply, or rise in the price levels, of natural gas and other essential raw materials;

•	our dependence on our customers and distributors to transport goods purchased from us;

•	our ability to identify and consummate acquisitions in related businesses, and the risk that any such acquisitions do not perform as anticipated;

•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;

•	intense competition from other nitrogen fertilizer producers and wood processors;

•

any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales of products through IOC;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety; and

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

OVERVIEW OF OUR BUSINESSES

We were initially formed to develop and commercialize certain alternative energy technologies, and we acquired other technologies that we further developed. We conducted significant research and development and project development activities related to those technologies. On February 28, 2013, we announced plans to cease operations and reduce staffing at, and mothball, our research and development Product Demonstration Unit, or the PDU, a demonstration-scale plant at our Rentech Energy Technology Center, located in Commerce City, Colorado that successfully produced diesel and jet fuel from wood chips and from natural gas, and to eliminate all related research and development activities. Any ongoing activities related to our alternative energy technologies will be to protect patents, to maintain the Commerce City site if efforts to sell the site are unsuccessful or to continue low-cost efforts to seek partners who would provide funding to deploy our technologies.

With the Fulghum Acquisition and the Pending Wawa and Atikokan Acquisitions, we plan to develop a leading wood fibre processing business for the production of high-quality wood chips and pellets. This new business consists of the provision of wood chipping services and the manufacture and sale of wood chips through our wholly-owned subsidiary, Fulghum, and the development and operation of wood pellet production facilities, starting with the Wawa and Atikokan Projects.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, the valuation of long-lived assets and intangible assets, recoverability of goodwill and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in the Annual Report.

RESULTS OF OPERATIONS

More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in the Annual Report.

RNPLLC Operations

The operations of RNPLLC, which owns the Pasadena Facility, are included in our historical results of operations only from the closing date of the Agrifos Acquisition, which was November 1, 2012. Our Pasadena Facility produces three products that we did not sell before the Agrifos Acquisition: ammonium sulfate, ammonium thiosulfate and sulfuric acid. The Agrifos Acquisition also broadened the geographic area into which our products are sold. We expect (i) general and administrative expenses as well as sales-related expenses to increase due to the integration of RNPLLC’s operations, (ii) depreciation and amortization expenses to increase due to the increase in fixed and intangible assets, which were recorded at fair value on the date of the Agrifos Acquisition, and (iii) interest expense to increase due to the debt incurred to finance a significant portion of the purchase price for the Agrifos Acquisition. As a result, our results of operations for the periods prior to and after the closing date of the Agrifos Acquisition may not be comparable.

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at RNLLC, which owns the East Dubuque Facility. Our East Dubuque Facility’s and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility by quarter for the three months ended March 31, 2013 and for each quarter in the years ended December 31, 2012, 2011 and 2010.

	2013	2012	2011	2010
Quarter ended March 31	110	92	89	86
Quarter ended June 30	n/a	160	213	206
Quarter ended September 30	n/a	180	125	181
Quarter ended December 31	n/a	133	145	167

Total Tons Shipped	110	565	572	640

RNLLC typically ships the highest volume of tons during the spring planting season, which occurs during the quarter ending June 30 of each year, and the next highest volume of tons after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in the weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In more mild winter seasons with warmer weather, early planting may shift significant spring ammonia sales into the quarter ending March 31.

As a result of the seasonality of shipments and sales, we experience significant fluctuations in our East Dubuque Facility’s revenues, income, net working capital levels and cash available for distribution from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our East Dubuque Facility’s products are typically sold for later shipment under product prepayment contracts, and the timing of these sales and the amount of down payment as a percentage of the total contract price may vary with market conditions. The variation in the timing of these sales and contract terms may add to the seasonality of our cash flows and working capital.

While our Pasadena Facility experiences seasonality in its domestic sales of ammonium sulfate and ammonium thiosulfate, its sales internationally partially offset this seasonal impact on its total revenues. Prices for ammonium sulfate and ammonium thiosulfate normally reach their highest in the spring, decrease in the summer, and increase again in the fall. We adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store 32,000 tons of ammonium sulfate at IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to cease production of the product until such capacity becomes available. Our Pasadena Facility’s fertilizer products are sold both on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The amount of products we sell under product prepayment contracts is highly variable. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility for the three months ended March 31, 2013 (the first full quarter that we owned the Pasadena Facility).

2013
Quarter ended March 31	110
Quarter ended June 30	n/a
Quarter ended September 30	n/a
Quarter ended December 31	n/a

Total Tons Shipped	110

Business Segments

Prior to the closing of the Agrifos Acquisition, we operated in two business segments. After the closing of the Agrifos Acquisition, we operate in three business segments described below. The operations of the Pasadena Facility are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition, which was November 1, 2012.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.

•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate. This is the new business segment.

•	Alternative Energy – Owns technologies designed to convert low value, carbon bearing solids or gases into valuable hydrocarbons and electric power.

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
East Dubuque	$34,549	$38,473
Pasadena	25,015	—
Alternative energy	103	115

Total revenues	$59,667	$38,588

Gross profit:
East Dubuque	$18,746	$22,572
Pasadena	3,973	—
Alternative energy	53	63

Total gross profit	$22,772	$22,635

Operating income (loss):
East Dubuque	$17,313	$20,758
Pasadena	1,856	—
Alternative energy	(14,947)	(12,879)

Total operating income	$4,222	$7,879

Net income (loss):
East Dubuque	$17,270	$20,674
Pasadena	1,816	—
Alternative energy	(14,223)	(15,047)

Total net income	$4,863	$5,627

Reconciliation of segment net income to consolidated net income:
Segment net income	$4,863	$5,627
RNP—partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,154)	(1,301)
RNP—partnership and unallocated expenses recorded as other expense, net	(212)	—
RNP—unallocated interest expense and loss on interest rate swaps	(1,711)	—

Consolidated net income	$786	$4,326

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Such expenses consist primarily of unit-based compensation expense, services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement, audit and tax fees, legal fees and taxes, certain insurance costs and board expenses. The increase in partnership and unallocated expenses between the three months ended March 31, 2013 and 2012 was primarily due to an increase in costs associated with the addition of the Pasadena Facility, including increases in services from Rentech of approximately $0.3 million, an increase in unit-based compensation expense of approximately $0.2 million and an increase in audit and tax fees, business development expenses and legal fees of approximately $0.1 million each. Unallocated interest expense represents interest expense on the New Term Loan, which was used to finance the Agrifos Acquisition.

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012:

Continuing Operations

Revenues

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
East Dubuque	$34,549	$38,473
Pasadena	25,015	—

Total RNP	59,564	38,473
Alternative energy	103	115

Total revenues	$59,667	$38,588

	For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues – East Dubuque:
Ammonia	11	$8,046	30	$20,051
Urea ammonium nitrate (UAN)	61	18,394	34	11,156
Urea (liquid and granular)	11	5,898	10	5,624
Carbon dioxide (CO2)	23	786	15	477
Nitric acid	4	1,343	3	1,165
Other	N/A	82	—	—

Total	110	$34,549	92	$38,473

	For the Three Months Ended March 31, 2013
	Tons	Revenue
	(in thousands)
Revenues—Pasadena:
Ammonium sulfate	54	$17,217
Sulfuric acid	41	4,065
Ammonium thiosulfate	15	2,893
Other	—	840

Total revenues	110	$25,015

East Dubuque

We generate revenue in our East Dubuque segment primarily from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility and used primarily in corn production. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

Revenues were approximately $34.5 million for the three months ended March 31, 2013 compared to approximately $38.5 million for the three months ended March 31, 2012. The decrease was primarily the result of a decrease in ammonia sales volume, partially offset by an increase in UAN sales volume.

The Midwestern region of the United States experienced warmer weather than is typical in March 2012, which enabled farmers to prepare soil with the earlier application of ammonia fertilizer and shifted significant spring ammonia sales into the quarter ended March 31, 2012. In 2013, however, cold, winter weather extended well into March which prevented earlier application of ammonia fertilizer from occurring this year resulting in lower ammonia deliveries and revenues. With respect to the increase in UAN sales volume, during the fourth quarter of 2012, there were two unexpected outages at the ammonia plant at the East Dubuque Facility. Since ammonia is upgraded to produce UAN, the outages halted production of UAN, which postponed UAN sales until the first quarter of 2013.

The average sales prices per ton for the three months ended March 31, 2013 as compared with those of the three months ended March 31, 2012 were higher by approximately 10% for ammonia and lower by approximately 8% for UAN. These two products comprised approximately 77% and 81% of the product sales for the three months ended March 31, 2013 and 2012, respectively. The increase in ammonia prices was primarily due to expectations of more acreage being planted in 2013 and strong ammonia prices based on the Tampa, Florida market index. The UAN prices were negatively impacted as our East Dubuque Facility continued to deliver product during the first quarter of 2013 that was contracted for delivery and priced during the fourth quarter of 2012. The product was not delivered during 2012 due to the ammonia plant outage which delayed the production and delivery of UAN from 2012 until the first quarter of 2013.

Pasadena

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate.

Alternative Energy

This segment generates revenues for technical services related to our technologies. During the three months ended March 31, 2012, we also generated revenue from the sale of fuel from the PDU.

Cost of Sales

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of sales:
East Dubuque	$15,803	$15,901
Pasadena	21,042	—

Total RNP	36,845	15,901
Alternative energy	50	52

Total cost of sales	$36,895	$15,953

East Dubuque

Cost of sales was approximately $15.8 million for the three months ended March 31, 2013, compared to approximately $15.9 million for the three months ended March 31, 2012. Natural gas in cost of sales was $1.6 million lower in 2013 than in 2012 due to both lower market prices for natural gas and volumes of natural gas as a result of lower ammonia deliveries. The decrease in natural gas in cost of sales was partially offset by an increase of approximately $0.3 million in equipment repairs, $0.3 million in increased labor costs partially as a result of our new union contract, $0.3 million in increased loading, storage and terminalling costs, as well as increases in electricity and other costs allocated to production. Natural gas and labor costs comprised approximately 42% and 16%, respectively, of cost of sales on product shipments for the three months ended March 31, 2013, and approximately 52% and 14%, respectively, of cost of sales on product shipments for the three months ended March 31, 2012.

Depreciation expense included in cost of sales was approximately $2.2 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.

Pasadena

Cost of sales primarily consists of expenses for ammonia, sulfur, labor and depreciation. Ammonia and sulfur collectively comprised approximately 71% of cost of sales for the three months ended March 31, 2013 while labor costs comprised approximately 4% of such cost of sales. Depreciation expense included in cost of sales was approximately $0.4 million. During the three months ended March 31, 2013, we incurred a write-down of sulfur and sulfuric acid inventory to market of approximately $0.5 million due primarily to lower market prices of sulfuric acid, in accordance with accounting guidance.

Alternative Energy

The cost of sales in our alternative energy segment was for costs incurred for work performed under technical services contracts. The sale of fuel from the PDU had no cost of sales since it is a by-product of our research and development efforts in developing and proving our technologies.

Gross Profit

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Gross profit:
East Dubuque	$18,746	$22,572
Pasadena	3,973	—

Total RNP	22,719	22,572
Alternative energy	53	63

Total gross profit	$22,772	$22,635

East Dubuque

Gross profit was approximately $18.7 million for the three months ended March 31, 2013 compared to approximately $22.6 million for the three months ended March 31, 2012. Gross profit margin was 54% for the three months ended March 31, 2013 as compared to 59% for the three months ended March 31, 2012. Gross profit margin can vary significantly from period to period due to changes in nitrogen fertilizer prices and natural gas costs, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. The decrease in gross profit margin during the three months ended March 31, 2013 was primarily due to the decrease in revenues as described above.

Pasadena

Gross profit margin was 16% for the three months ended March 31, 2013.

Operating Expenses

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating expenses:
East Dubuque	$1,433	$1,814
Pasadena	2,117	—
RNP – partnership and unallocated expenses	2,154	1,301

Total RNP	5,704	3,115
Alternative energy	15,000	12,942

Total operating expenses	$20,704	$16,057

East Dubuque

Operating expenses consist primarily of selling, general and administrative expense and depreciation expense. Selling, general and administrative expenses were approximately $1.3 million for each of the three month periods ended March 31, 2013 and 2012. Depreciation expense included in operating expense was approximately $0.1 million for the three months ended March 31, 2013 compared to approximately $0.6 million for the three months ended March 31, 2012. This decrease was primarily due to the acceleration of depreciation in 2012 on an asset that was dismantled as part of the ammonia production and storage capacity expansion project. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense incurred is a manufacturing cost and is distributed between cost of sales and finished goods inventory, based on product volumes.

Pasadena

Operating expenses were primarily comprised of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses were approximately $1.2 million. These expenses are for general administrative purposes at our Pasadena Facility, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Depreciation and amortization expense included in operating expense was approximately $0.9 million. This amount represents amortization of the intangible assets. The depreciation expense relating to fixed assets is a manufacturing cost which is distributed between cost of sales and finished goods inventory, based on product volumes. Selling, general and administrative expenses for the three months ended March 31, 2013 included approximately $0.3 million in integration related expenses.

RNP – Partnership and Unallocated Expenses

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Such expenses consist primarily of unit-based compensation expense, labor allocations from Rentech, accounting and tax fees, legal fees and taxes, certain insurance costs and board expense. The increase in partnership and unallocated expenses between the three months ended March 31, 2013 and 2012 was primarily due to an increase in labor allocations from Rentech of approximately $0.3 million, an increase in unit-based compensation expense of approximately $0.2 million and an increase in audit and tax fees, and legal fees of approximately $0.1 million each. Unallocated interest expense represents interest expense on the New Term Loan, which was used to finance the Agrifos Acquisition.

Alternative Energy

Operating expenses consist primarily of selling, general and administrative expense, research and development expense and depreciation and amortization expense.

Selling, general and administrative expenses were approximately $8.9 million for the three months ended March 31, 2013 compared to approximately $7.8 million for the three months ended March 31, 2012. The increase was primarily due to an increase in salaries of approximately $0.8 million, legal and consulting expenses of approximately $0.5 million each, audit and tax fees of approximately $0.3 million and travel expenses of approximately $0.1 million, partially offset by a decrease in equity-based compensation expense of approximately $1.0 million and pre-development expenses of approximately $0.2 million. The increase in salaries was primarily due to severance expense related to ceasing operations and reducing staff at the PDU in the amount of approximately $0.6 million. The approximately $1.0 million increase in legal, consulting and travel expenses was primarily due to activities associated with our recently announced transactions and agreements relating to our wood fibre processing business. The increase in audit and tax fees was also due to transactional activities as well as additional work required as a result of the Agrifos Acquisition. The decrease in equity-based compensation expense was primarily related to performance restricted stock units of approximately $1.4 million that impacted the three months ended March 31, 2012 but not the current period, partially offset by an increase in equity-based compensation expense for additional grants in December 2012 of approximately $0.5 million. The decrease in pre-development expenses was the result of the conclusion of various alternative energy projects.

Research and development expense was approximately $5.7 million for the three months ended March 31, 2013 compared to approximately $5.0 million for the three months ended March 31, 2012. The increase was primarily due to severance expenses of approximately $0.3 million, waste disposal expense of approximately $0.3 million and nitrogen expense of approximately 0.1 million. These increases were due to ceasing operations, reducing staff at, and mothballing the PDU.

Depreciation and amortization expense was approximately $0.2 million for the three months ended March 31, 2013 compared to approximately $0.6 million for the three months ended March 31, 2012. The decrease was primarily due to the impairment of patents and other intangibles during the fourth quarter of 2012.

Operating Income (Loss)

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating income (loss):
East Dubuque	$17,313	$20,758
Pasadena	1,856	—
RNP- partnership and unallocated expenses	(2,154)	(1,301)

Total RNP	17,015	19,457
Alternative energy	(14,947)	(12,879)

Total operating income	$2,068	$6,578

East Dubuque

Operating income was approximately $17.3 million for the three months ended March 31, 2013 compared to approximately $20.8 million for the three months ended March 31, 2012. The decrease in operating income was primarily due to lower gross profit partially offset by lower depreciation and amortization expense as described above.

Pasadena

Operating income was approximately $1.9 million for the three months ended March 31, 2013 which was due to gross profit and operating expenses as described above.

RNP – Partnership and Unallocated Expenses

Operating loss was approximately $2.2 million for the three months ended March 31, 2013 compared to approximately $1.3 million for the three months ended March 31, 2012 which was due to operating expenses as described above.

Alternative Energy

Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses, depreciation and amortization, and research and development expenses.

RNP’s EBITDA

EBITDA is defined as net income plus interest expense and other financing costs, income tax expense and depreciation and amortization, net of interest income and gain on interest rate swaps. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•

our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

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

The table below reconciles EBITDA, which is a non-GAAP financial measure, to net income for RNP.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$786	$4,326
Add back: alternative energy loss	14,223	15,047

RNP net income	15,009	19,373
Add:
Net interest expense	1,803	84
Gain on interest rate swaps	(89)	—
Income tax expense	80	—
Depreciation and amortization	3,608	2,465
Other	212	—

EBITDA	$20,623	$21,922

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,683	$17,119
Investing activities	(12,031)	(12,608)
Financing activities	1,924	5,148

Net increase (decrease) in cash and cash equivalents	$(6,424)	$9,659

Operating Activities

Revenues were approximately $59.7 million for the three months ended March 31, 2013 compared to approximately $38.6 million for the three months ended March 31, 2012. The increase in revenue for the three months ended March 31, 2013 was primarily due to the Agrifos Acquisition. Deferred revenue increased $30.0 million during the three months ended March 31, 2013, versus an increase of $18.4 million during the three months ended March 31, 2012. The increase during both periods was due to seasonality, as cash is typically received from customers for spring product prepayment contracts during the three months ended March 31 of each year. The increase during the three months ended March 31, 2013 was more than the increase during the three months ended March 31, 2012 due primarily to the addition of deferred revenue from our Pasadena Facility which was not owned by us during the first quarter of 2012.

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $3.7 million. We had net income of $0.8 million for the three months ended March 31, 2013. Inventories increased by approximately $23.7 million during this quarter, which was due to the normal seasonality of our business. During the winter months, we typically build inventory balances for the high volume spring planting season. The increase during the three months ended March 31, 2013 was due primarily to our Pasadena Facility which was not owned by us during the first quarter of 2012. Our Pasadena Facility’s customers have delayed application of our products.

Net cash provided by operating activities for the three months ended March 31, 2012 was approximately $17.1 million. We had net income of $4.3 million for the three months ended March 31, 2012. Accounts receivable increased by approximately $2.8 million due to the weather being warm and dry which allowed the farmers to apply ammonia to their fields earlier than normal, increasing our sales volume significantly for the period. Inventories increased by approximately $5.6 million due to the normal seasonality of our business, as discussed above.

Investing Activities

Net cash used in investing activities was approximately $12.0 million and $12.6 million, respectively, for the three months ended March 31, 2013 and 2012. Net cash used in investing activities in each period primarily related to the ammonia production and storage capacity expansion project.

Financing Activities

Net cash provided by financing activities was approximately $1.9 million and $5.1 million, respectively, for the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013, we had borrowings under our Second 2012 Credit Agreement of approximately $15.6 million. RNP paid distributions to noncontrolling interests of approximately $11.8 million. During the three months ended March 31, 2012, RNP entered into the First 2012 Credit Agreement borrowing approximately $8.5 million and paying fees associated with the First 2012 Credit Agreement of approximately $2.6 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, our current assets totaled approximately $208.2 million, including cash and cash equivalents of approximately $135.3 million, of which approximately $50.1 million was held at RNP, and accounts receivable of approximately $9.7 million. At March 31, 2013, our current liabilities were approximately $106.1 million, and we had long-term liabilities of approximately $207.9 million, comprised primarily of the outstanding borrowings under the Second 2012 Credit Agreement, which was refinanced in April 2013 with a portion of the proceeds from the offering of the Notes.

Nitrogen Products Manufacturing

During the next 12 months, based on current market conditions, we expect RNP’s principal liquidity needs, including expansion and maintenance capital expenditures, to be met from RNP’s operating cash flow and cash on hand at RNP, including the remaining proceeds from the offering of the Notes. With these proceeds, we intend to fund all of the remaining costs of the following projects: our ammonia production and storage capacity expansion project and our nitric acid project at our East Dubuque Facility; and our ammonium sulfate debottlenecking and production capacity project, the replacement of our sulfuric acid converter, and our power generation project at our Pasadena Facility. Our maintenance capital expenditures totaled approximately $2.3 million and $2.0 million in the three months ended March 31, 2013 and 2012, respectively. Our maintenance capital expenditures funded from operating cash flow are expected to be approximately $16.0 million for the year ending December 31, 2013. This amount excludes the expected cost to replace the sulfuric acid converter, which will be a maintenance capital expenditure funded by a portion of the proceeds from the offering of the Notes. Subject to the approval of the Board of the General Partner, we intend to begin this project during the third quarter of 2013, and to complete it during 2014 for an estimated total cost of approximately $18.0 million, with approximately 60% of that cost to be expended in 2013. Our expansion capital expenditures totaled approximately $9.4 million and $15.8 million in the three months ended March 31, 2013 and 2012, respectively. Our expansion capital expenditures are expected to be approximately $77.0 million for the year ending December 31, 2013.

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

On April 4, 2013, RNP filed a shelf registration statement with the SEC, which allows RNP from time to time, in one or more offerings, to offer and sell up to $500.0 million in aggregate initial offering price of common units representing limited partner interests, or debt securities. Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

On April 12, 2013, we issued the Notes and entered into the 2013 Credit Agreement. For a description of the terms of the Notes and the 2013 Credit Agreement, see Note 12 to the consolidated financial statements included in this report.

We believe we have sufficient liquidity for our expected funding requirements at RNP through at least the next 12 months.

Non-RNP Activities

During the three months ended March 31, 2013, we funded our operations in our non-RNP activities primarily through cash on hand and cash distributions from RNP. We expect quarterly distributions from RNP to be a major source of liquidity for our non-RNP activities. Any distributions made by RNP to its unitholders will be done on a pro rata basis. We will receive 59.9% of RNP’s quarterly distributions to common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP. On April 23, 2013, the Board of the General Partner declared a cash distribution to RNP’s common unitholders and payments to holders of phantom units for the period January 1, 2013 through and including March 31, 2013 of $0.50 per unit or approximately $19.5 million in the aggregate. We will receive a distribution of approximately $11.6 million, representing our share of distributions based on our ownership of common units. The cash distribution will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013. The Indenture governing the Notes and the 2013 Credit Agreement contain important restrictions on RNP’s ability to make distributions to its common unitholders (including us). For a description of these restrictions, see “Part II – Item 1A. Risk Factors—The 2013 Credit Agreement and the Indenture governing the Notes contain significant limitations on RNP’s business operations, including RNP’s ability to make distributions to its common unitholders (including us)”.

Our primary needs for working capital for the next 12 months related to our alternative energy segment are expected to include administrative expenses and costs to complete wind-down of the PDU, and to maintain the technology and site.

On April 22, 2013, we announced that our Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock through December 31, 2013. On May 1, 2013, we completed the Fulghum Acquisition. On May 2, 2013, we announced the Pending Wawa and Atikokan Acquisitions. See Note 12 to the consolidated financial statements included in this report.

We estimate that the total cost to acquire and convert the Wawa and Atikokan Projects will be approximately $70.0 million, of which approximately $65.0 million is expected to be expended during 2013. We expect to fund the cost of these projects from cash on hand, distributions from RNP, cash generated by Fulghum, and anticipated joint venture investments from Graanul. Depending on conditions in the capital markets, we also may seek to sell certain assets and/or seek external funding to, among other things, provide additional certainty or backup liquidity regarding the funding of the costs of these wood pellet projects, including financing from the sale of common units or other securities or the incurrence of debt. However, there is no assurance that these sources of capital would be available to us.

During the next 12 months, we expect the liquidity needs of our non-RNP activities, excluding the Wawa and Atikokan Projects, could be met from cash on hand, distributions from RNP and cash generated by Fulghum. We believe we have sufficient liquidity for these expected funding requirements through the next 12 months.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Annual Report. During the normal course of business between January 1, 2013 and the date of this report, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During such period, the following material changes occurred to our contractual obligations:

•

Outstanding borrowings under our Second 2012 Credit Agreement increased from approximately $193.3 million to $207.0 million. On April 12, 2013, RNP issued the Notes and entered into the 2013 Credit Agreement. RNP used part of the net proceeds from the offering of the Notes to repay in full and terminate the Second 2012 Credit Agreement. As of the date of this report, there are no outstanding borrowings under the 2013 Credit Agreement.

•

Our obligations under natural gas forward purchase contracts decreased by approximately $3.7 million to approximately $3.8 million. As of March 31, 2013, the natural gas forward purchase contracts included delivery dates through April 30, 2013. Subsequent to March 31, 2013 through April 30, 2013, we entered into additional fixed quantity forward purchase contracts at fixed and indexed prices for various delivery dates through August 31, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 1.4 million and the total amount of the purchase commitments are approximately $6.1 million, resulting in a weighted average rate per MMBtu of $4.23. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

•

Purchase obligations increased by approximately $9.1 million to approximately $30.1 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project at our East Dubuque Facility and a security improvement project at our Pasadena Facility.

•

On April 17, 2013, we entered into an engineering, procurement and construction contract, or the EPC Contract, with Abeinsa Abener Teyma General Partnership, or Abeinsa. The EPC Contract provides for Abeinsa to be the contractor on our power generation project at our Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed in 18 months.

•

On April 30, 2013, we entered into a contract, or the Drax Contract, with Drax Power Limited, or Drax. Under the Drax Contract, we are required to sell the full output of wood pellets from the Wawa Project to Drax, with the first delivery under the contract scheduled for the fourth quarter of calendar year 2014.

•

In connection with the Drax Contract, on April 30, 2013, we and Quebec Stevedoring Company Limited, or Quebec Stevedoring, entered into that certain Master Services Agreement, pursuant to which Quebec Stevedoring is required to provide stevedoring, terminalling and warehousing services to us at the Port of Quebec, or the “Port Agreement. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, Quebec Stevedoring is required to invest approximately $20 million to build handling equipment and 75,000 metric tons of wood pellet storage exclusively for our use at the port, with the same amount becoming a lease obligation for us.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the 2013 Credit Agreement, into which we entered in April 2013. Borrowings under the 2013 Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If we maintain a secured leverage ratio of less than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If we maintain a secured leverage ratio equal or greater than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings. As of the date of this report, we had no outstanding borrowings under the 2013 Credit Agreement. Assuming the entire $35.0 million was outstanding under the 2013 Credit Agreement, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of approximately $0.4 million.

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

RNLLC enters into fixed-price product prepayment contracts committing its East Dubuque Facility’s customers to purchase its nitrogen fertilizer products at a later date. To a lesser extent, RNPLLC also enters into product prepayment contracts for our Pasadena Facility’s products. By using fixed-price forward contracts, RNLLC purchases approximately enough natural gas to manufacture the products that have been sold by our East Dubuque Facility under product prepayment contracts for later delivery. We believe that entering into such fixed-price contracts for natural gas and product prepayment contracts effectively allows RNLLC to fix most of the gross margin on pre-sold product and mitigate risk of increasing market prices of natural gas or decreasing market prices of nitrogen products. However, this practice also subjects us to the risk that we may have locked in margins at levels lower than those that might be available if, in periods following these contract dates, natural gas prices were to fall, or nitrogen fertilizer commodity prices were to increase. In addition, RNLLC occasionally makes forward purchases of natural gas that are not directly linked to specific product prepayment contracts. To the extent RNLLC makes such purchases, we may be unable to benefit from lower natural gas prices in subsequent periods.

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the three months ended March 31, 2013, 100% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand and other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50.

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

As a result of the Fulghum Acquisition, we now provide wood fibre processing services and wood yard operations in the United States, Chile and Uruguay. The customers of our 26 mills located in the United States and most of the six mills in Chile and Uruguay are responsible for the procurement and delivery of wood to our mills. For these mills, we do not have direct exposure to market risk associated with potential changes in wood supply or pricing. However, we process wood chips for export at our mill in Coronel, Chile and then export the wood chips to Asia, Europe and the United States. In some instances, this mill purchases wood on the market for chipping and therefore is exposed to market fluctuations in log pricing. In order to address this potential risk, we own approximately 1,400 acres of forest land that may be harvested in cases of high log prices, which may reduce market exposure in the short-term. However, if prices of wood remain at high levels for a prolonged period of time, we would be exposed to volatility in log pricing.

We expect that we will commence construction of our wood pellet projects in the near future. The cost to complete these projects will be subject to changes in the prices of construction materials, equipment and labor to be used in construction. The off-take contracts for the products of the wood pellet plants are designed to pass through certain changes in input prices, including general inflation, prices for diesel fuel, and prices of wood supplied to the mills. However, such indexation is not perfect, and the margins of such wood pellet projects may be affected by changes in the prices of inputs and the cost of transporting and handling wood pellets.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting. Other than changes resulting from the Agrifos Acquisition discussed below, there were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 1, 2012, the Agrifos Acquisition closed. We are currently in the process of integrating RNPLLC’s operations, processes, and internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 10 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

As a result of the completion of the Fulghum Acquisition, if completed, the Pending Wawa Acquisition and the Pending Atikokan Acquisition, our entry into the 2013 Credit Agreement and the issuance of the Notes, we are subject to risks relating to our recently acquired wood processing business, our proposed wood pellet business and our recent incurrence of new indebtedness, some of which are discussed below and others of which are described generally in our other periodic and current reports filed with the SEC, including in “Part I – Item 1A. Risk Factors” of the Annual Report. The risks described in the Annual Report and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factors set forth below update, and should be read together with, the risk factors disclosed in “Part I – Item IA. Risk Factors” of the Annual Report.

We may not be able to integrate Fulghum into our operations successfully.

We could face significant difficulties in integrating Fulghum into our operations. These difficulties could include:

•	unforeseen difficulties in the acquired operations and disruption of the ongoing operations of our business;

•	failure to achieve financial or operating objectives with respect to the Fulghum Acquisition;

•	strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;

•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

•	assumption of unknown material liabilities or regulatory non-compliance issues;

•	difficulties in the integration of financial reporting systems, which could cause a delay in the issuance of, or impact the reliability of our financial statements;

•	failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002, including a delay in or failure to successfully integrate Fulghum into our internal control over financial reporting;

•	amortization of acquired assets, which would reduce future reported earnings;

•	possible adverse effects on our consolidated cash flows or operating results; and

•	expenditures related to the cost of compliance with environmental, health and safety laws and standards.

There can be no assurance that we will be able to integrate Fulghum into our operations successfully. Any failure by us to integrate Fulghum into our operations could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition from other wood fibre processing businesses.

We have a number of competitors in the wood fibre processing business in the United States and in other countries. Our wood processing mills’ principal competitors include major domestic and foreign biomass supply companies and paper and pulp manufacturers. Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from wood processing, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Our competitive position could suffer to the extent that we are not able to adapt or expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully in the wood processing business could result in the loss of customers, which could adversely affect our sales and profitability. In addition, as a result of increased pricing pressures in the wood processing business caused by competition, we may in the future experience reductions in our profit margins on sales, or may be unable to pass future input price increases on to our customers, which would reduce our cash flows.

Our wood fibre processing business depends, in significant part, on continued demand from the board, paper and pulp industry. Any decline in demand for our services from this industry could have a negative impact on us.

Our wood fibre processing business provides services to manufacturers of boxboard, container board, paper, pulp and similar products. Any decline in the industries in which these manufacturers participate could, in turn, have a negative impact on us. Some of the risks relating to this industry include:

•

Consumption of writing and printing paper products has declined recently as a result of technological advances and the development of substitutes for paper products. The continuation of this trend could adversely impact our business in Chile and Uruguay that provides a significant amount of services to paper manufacturers.

•

If the price of wood increases, this would negatively impact the businesses of our customers that supply wood to us for processing. Currently, all of our customers in the United States are responsible for the cost of wood used in our operations.

In the event that our wood processing business experiences a decline as a result of these factors or otherwise, this would have a material adverse effect on our business, financial condition and results of operations.

Our proposed wood pellet business may not be successful for a number of reasons.

Our ability to successfully enter into the wood pellet business is subject to a number of risks inherent in entering into a new line of business. We may not be able to complete wood pellet projects on budget, on schedule or at all, or if completed, we may not achieve the anticipated benefits of these projects. Some of the risks relating to our wood pellet projects include:

•	unanticipated cost increases;

•	unforeseen engineering or environmental problems;

•	work stoppages;

•	weather interference;

•	unavailability of necessary equipment; and

•	unavailability of financing on acceptable terms.

In addition, we have entered into the following contracts relating to our wood pellet business:

•

We have entered into a ten-year off-take contract with Drax under which we have committed to deliver approximately 400,000 metric tons of pellets annually starting in the fourth quarter of calendar year 2014.

•

If the Pending Atikokan Acquisition is completed, we will acquire a ten-year off-take contract with Ontario Power Generation, or OPG, under which we will commit to deliver 45,000 metric tons of wood pellets annually starting in January 2014. OPG has the option to expand the contract to 90,000 metric tons annually.

•

We have entered into a contract with Canadian National Railway Company under which we have committed to transport a minimum of 1,500 rail carloads between the months of January 2014 and December 2014, and 3,600 rail carloads annually thereafter for the duration of the contract. Delivery shortfalls result in a $1,000 per rail car penalty.

•

We have entered into a fifteen-year contract with Quebec Stevedoring for deep water access at the Port of Quebec under which we have committed to guaranty the repayment of port infrastructure development costs up to a maximum of $20.0 million, or greater amounts as agreed by both parties.

In the event that we are not able to complete our wood pellet projects on a timely basis, we will not be able to satisfy our commitments under these contracts. If we fail to satisfy these commitments, the counterparties could assert remedies against us, including damages for each metric ton of wood pellets that we are unable to deliver under the contracts with Drax and OPG.

Under our contract with the Port of Quebec, the Port of Quebec has committed to complete construction of a storage facility by September 1, 2014. If the Port of Quebec fails to timely complete such storage facility, this could impact our ability to deliver wood pellets and result in a violation of one of the other contracts described above.

Under the Drax Contract, in the event of certain changes to legislation in the United Kingdom relating to sustainability, each party may be required by the other to be financially responsible for half of the costs of such change up to a cap of $2.50 per ton of wood pellets for each party. In the event that the cost of such changes exceeds such cap, then either party may terminate the contract. As a result, in the event of such a change, our costs of producing wood pellets pursuant to the contract may increase or the contract may be terminated by Drax or us.

Accordingly, any failure by us to complete wood pellet projects on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon the personnel we acquired from the Fulghum Acquisition, the loss of whom could adversely affect our business.

Because efficient wood processing requires skilled employees, we depend on the services of the personnel that we acquired through the Fulghum Acquisition. Since we have only recently acquired our wood processing business, we may not have sufficient experience or knowledge regarding the operations of this industry without these personnel. As a result, we may be dependent upon the expertise of these personnel to operate the assets or business successfully. If these personnel quit, retire or otherwise cease to be employed by us and we are unable to locate or hire qualified replacements, or if the cost to locate and hire qualified replacements for these employees increases materially, our business, financial condition and results of operations could be adversely affected.

Our wood fibre processing operations in Chile and Uruguay face additional risks.

As part of the Fulghum Acquisition, we acquired five wood processing mills in Chile and one in Uruguay. Our operations in Chile and Uruguay exposes us to the following risks:

•

Our wood processing mills in Chile and Uruguay sell a substantial amount of wood chips to customers located in Japan. These sales recently have declined as a result of natural disasters and the introduction of electronic technology.

•

We purchase wood in the operation of our wood chip export mill in Chile. As a result, this mill is subject to risks related to the supply and cost of wood. See “Part II—Item 3. Quantitative and Qualitative Disclosure about Market Risk—Commodity Price Risk” included in this report.

•

Because they are located in locations more distant to us than our operations in the United States, we may have greater difficulty overseeing manufacturing operations at our wood processing mills in Chile and Uruguay.

•	If an adverse change in local, political, economic, social or labor conditions, or tax or other laws, occurs in Chile or Uruguay, our operations in those countries could be adversely impacted.

•	We may have greater difficulty hiring personnel needed to oversee our operations in Chile and Uruguay.

•	Our operations in Chile and Uruguay could expose us to risks relating to longer payment cycles, increased credit risk or higher levels of payment fraud.

•	Our operations in Chile and Uruguay could expose us to risks relating to foreign laws and legal systems, some of which are still developing.

•

Our operations in Chile and Uruguay could expose us to risks relating to different employee/employer relationships, existence of workers’ councils and labor unions and other challenges caused by distance, language and cultural differences.

If any of these risks materialize or worsen, this could have a material adverse effect on our business, financial condition and results of operations.

The new 2013 Credit Agreement and the Indenture governing the Notes contain significant limitations on RNP’s business operations, including RNP’s ability to make distributions to its common unitholders (including us).

In April 2013, RNP entered into the 2013 Credit Agreement, comprised of a $35.0 million senior secured revolving credit facility, and the Indenture governing the Notes, which are comprised of $320.0 million aggregate principal amount of 6.5% second lien senior secured notes due 2021. See Note 12 to the consolidated financial statements included in this report for a further description of the terms of the 2013 Credit Agreement and the Notes.

The Indenture governing the Notes prohibits RNP from making distributions to its common unitholders (including us) if any Default (except a Reporting Default) or Event of Default (each as defined in the Indenture) exists. In addition, the Indenture contains covenants limiting RNP’s ability to pay distributions to its common unitholders. The covenants apply differently depending on RNP’s Fixed Charge Coverage Ratio (as defined in the Indenture). If the Fixed Charge Coverage Ratio is not less than 1.75 to 1.0, RNP will generally be permitted to make restricted payments, including distributions to its common unitholders, without substantive restriction. If the Fixed Charge Coverage ratio is less than 1.75 to 1.0, RNP will generally be permitted to make restricted payments, including distributions to its common unitholders, up to an aggregate $60.0 million basket plus certain other amounts referred to as “incremental funds” under the Indenture. In addition, the 2013 Credit Agreement requires that, before RNP can make distributions to us, (a) there must be no Default or Event of Default (as defined in the 2013 Credit Agreement) and no Default or Event of Default would arise as a result of such distribution, (b) at the time of the distribution and immediately after giving effect to the distribution, the Secured Leverage Ratio on a pro forma basis must not be greater than 3.75 to 1.0. and (c) RNP must have at least $8.75 million available to be drawn under the 2013 Credit Agreement on a pro forma basis. Any new indebtedness could have similar or greater restrictions. The agreements governing this indebtedness permit RNP to incur significant indebtedness in the future, subject to the satisfaction of certain conditions.

We are subject to covenants contained in the agreements governing this indebtedness and may be subject to additional agreements governing other future indebtedness. These covenants restrict RNP’s ability to, among other things, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, incur liens, make negative pledges, pay dividends or make other distributions, make payments to RNP’s subsidiaries, make certain loans and investments, consolidate, merge or sell all or substantially all of RNP’s assets, enter into sale-leaseback transactions and enter into transactions with RNP’s affiliates. Any failure to comply with these covenants could result in a default under our 2013 Credit Agreement or the Notes. Upon a default, unless waived, the lenders under our 2013 Credit Agreement and holders of our Notes would have all remedies available to a secured lender, including the ability to cause the outstanding amounts of such indebtedness to become due and payable in full, institute foreclosure proceedings against RNP’s assets, and force RNP into bankruptcy or liquidation.

ITEM 6. EXHIBITS.

Exhibit Index

4.1	Indenture, dated as April 12, 2013, among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the guarantors named therein, Wells Fargo Bank, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on April 16, 2013).

4.2	Forms of 6.5% Second Lien Senior Secured Notes due 2021 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on April 16, 2013).

4.3	Intercreditor Agreement, dated as of April 12, 2013, among Credit Suisse AG, Cayman Islands Branch, as priority lien agent, Wilmington Trust, National Association, as second lien collateral trustee, Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation and the subsidiaries of Rentech Nitrogen Partners, L.P. named therein (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on April 16, 2013).

10.1	Credit Agreement, dated as of April 12, 2013, among Rentech Nitrogen Partners, L.P. and Rentech Nitrogen Finance Corporation, as borrowers, the other parties thereto that are designated as credit parties from time to time, Credit Suisse AG, Cayman Islands Brach, for itself and as agent for all lenders, the other financial institutions party thereto, as lenders, Credit Suisse Securities (USA) LLC, as sole lead arranger and bookrunner, and BMO Harris Bank, N.A., as syndication agent (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on May 9, 2013).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: May 9, 2013	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: May 9, 2013	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer