Form 10-Q
period 2013-06-30
RENTECH INC /CO/
filed 2013-08-08
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2013 was 226,305,865.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$137,846	$141,736
Accounts receivable	13,715	9,705
Inventories	52,180	27,140
Prepaid expenses and other current assets	9,426	7,046
Deferred income taxes	766	766
Other receivables, net	8,883	4,670
Intangible assets	6,626	—

Total current assets	229,442	191,063

Property, plant and equipment, net	232,416	134,195

Construction in progress	88,699	61,417

Other assets
Goodwill	80,169	56,592
Intangible assets	51,966	26,185
Debt issuance costs	8,985	6,458
Property held for sale	7,188	2,475
Deposits and other assets	2,157	817

Total other assets	150,465	92,527

Total assets	$701,022	$479,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,082	$17,788
Accrued payroll and benefits	5,990	8,445
Accrued liabilities	15,108	17,044
Deferred revenue	21,530	29,699
Credit facilities and term loans	16,630	7,750
Accrued interest	4,850	142
Asset retirement obligation	2,485	2,776
Other	2,442	360

Total current liabilities	93,117	84,004

Long-term liabilities
Notes	320,000	—
Credit facilities and term loans, net of current portion	42,422	185,540
Earn-out consideration	2,159	4,920
Deferred income taxes	3,074	766
Other	8,961	2,904

Total long-term liabilities	376,616	194,130

Total liabilities	469,733	278,134

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 226,236 and 224,121 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,262	2,241
Additional paid-in capital	539,798	539,448
Accumulated deficit	(356,215)	(383,807)
Accumulated other comprehensive income	80	105

Total Rentech stockholders’ equity	185,925	157,987
Noncontrolling interests	45,364	43,081

Total equity	231,289	201,068

Total liabilities and stockholders’ equity	$701,022	$479,202

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues
Product sales	$107,580	$70,655	$166,313	$109,192
Service revenues	11,788	52	11,882	103
Other revenues	785	—	1,625	—

Total revenues	120,153	70,707	179,820	109,295

Cost of sales
Product	68,255	25,003	105,100	40,904
Service	9,584	49	9,634	101

Total cost of sales	77,839	25,052	114,734	41,005

Gross profit	42,314	45,655	65,086	68,290

Operating expenses
Selling, general and administrative expense	15,516	11,361	29,168	21,774
Research and development	—	4,089	5,747	9,112
Depreciation and amortization	1,816	677	3,001	1,816
Other	(92)	80	28	(437)

Total operating expenses	17,240	16,207	37,944	32,265

Operating income	25,074	29,448	27,142	36,025

Other income (expense), net
Interest expense	(4,463)	(2,147)	(6,267)	(4,460)
Loss on debt extinguishment	(6,001)	—	(6,001)	—
Gain on fair value adjustment to earn-out consideration	4,823	—	4,611	—
Other expense, net	(248)	(447)	(146)	(386)

Total other expenses, net	(5,889)	(2,594)	(7,803)	(4,846)

Income before income taxes	19,185	26,854	19,339	31,179
Income tax (benefit) expense	(25,121)	1,175	(25,753)	1,175

Net income	44,306	25,679	45,092	30,004
Net income attributable to noncontrolling interests	(11,474)	(16,159)	(17,500)	(23,749)

Net income attributable to Rentech common shareholders	$32,832	$9,520	$27,592	$6,255

Basic net income per common share allocated to Rentech common shareholders	$0.14	$0.04	$0.12	$0.03

Diluted net income per common share allocated to Rentech common shareholders	$0.14	$0.04	$0.12	$0.03

Weighted-average shares used to compute net income per common share:
Basic	225,981	225,119	225,604	225,492

Diluted	231,533	233,737	231,768	233,812

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$44,306	$25,679	$45,092	$30,004

Other comprehensive income, net of tax:
Pension and postretirement plan adjustments	2	—	8	—
Foreign currency translation	(21)	—	(30)	—

Other comprehensive loss	(19)	—	(22)	—

Comprehensive income	44,287	25,679	45,070	30,004
Less: net income attributable to noncontrolling interests	(11,474)	(16,159)	(17,500)	(23,749)
Less: other comprehensive income attributable to noncontrolling interests	(1)	—	(3)	—

Comprehensive income attributable to Rentech	$32,812	$9,520	$27,567	$6,255

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Rentech Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interests	Equity
	(Unaudited)
Balance, December 31, 2011	225,231	$2,252	$576,403	$(369,807)	$—	$208,848	$39,425	$248,273
Common stock issued for services	260	3	(3)	—	—	—	—	—
Common stock issued for acquisition	2,000	20	(20)	—	—	—	—	—
Common stock issued for stock options exercised	127	1	148	—	—	149	—	149
Common stock issued for warrants exercised	963	10	27	—	—	37	—	37
Payment of stock issuance costs	—	—	(40)	—	—	(40)	—	(40)
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,082)	(16,082)
Equity-based compensation expense	—	—	5,801	—	—	5,801	450	6,251
Restricted stock units	360	4	(127)	—	—	(123)	—	(123)
Repurchase of common stock, including commissions	(9,084)	(91)	(16,630)	—	—	(16,721)	—	(16,721)
Net income	—	—	—	6,255	—	6,255	23,749	30,004
Other	—	—	5	—	—	5	(112)	(107)

Balance, June 30, 2012	219,857	$2,199	$565,564	$(363,552)	$—	$204,211	$47,430	$251,641

Balance, December 31, 2012	224,121	$2,241	$539,448	$(383,807)	$105	$157,987	$43,081	$201,068
Noncontrolling interests	—	—	—	—	—	—	4,000	4,000
Common stock issued for services	178	2	(2)	—	—	—	—	—
Common stock issued for stock options exercised	258	2	119	—	—	121	—	121
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,682)	(19,682)
Equity-based compensation expense	—	—	3,597	—	—	3,597	462	4,059
Restricted stock units	1,679	17	(3,364)	—	—	(3,347)	—	(3,347)
Net income	—	—	—	27,592	—	27,592	17,500	45,092
Other comprehensive income	—	—	—	—	(25)	(25)	3	(22)

Balance, June 30, 2013	226,236	$2,262	$539,798	$(356,215)	$80	$185,925	$45,364	$231,289

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net income	$45,092	$30,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,697	6,957
Write-down of inventory	2,308	—
Non-cash interest expense	360	3,372
Loss on debt extinguishment	6,001	—
(Gain) loss on interest rate swaps	(17)	580
Stock-based compensation	4,059	6,251
Other	1,483	(51)
Changes in operating assets and liabilities:
Accounts receivable	(74)	(3,063)
Other receivables	1,132	(1,714)
Inventories	(24,166)	(3,129)
Deposits on gas contracts	(200)	1,581
Prepaid expenses and other current assets	(664)	(2,083)
Accounts payable	(1,586)	477
Deferred revenue	(9,228)	(12,775)
Accrued liabilities, accrued payroll and other	(36,846)	(9,090)

Net cash provided by (used in) operating activities	(1,649)	17,317

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(34,858)	(29,430)
Payment for acquisitions	(62,995)	—
Other items	(166)	(190)

Net cash used in investing activities	(98,019)	(29,620)

Cash flows from financing activities
Proceeds from issuance of notes	320,000	—
Proceeds from credit facilities and term loan	15,600	20,190
Payments to retire credit facility	(205,015)	—
Payments on term loan	(3,875)	—
Payments on Fulghum debt	(1,438)	—
Payment of debt issuance costs	(8,962)	(2,779)
Payments on notes payable for financed insurance premiums	—	(1,000)
Repurchase of common stock, including commissions	—	(16,721)
Payment of stock issuance costs	—	(40)
Payment of offering costs	(950)	(245)
Proceeds from options and warrants exercised	121	186
Distributions to noncontrolling interests	(19,682)	(16,082)

Net cash provided by (used in) financing activities	95,799	(16,491)

Impact of exchange rates on cash	(21)	—

Decrease in cash	(3,890)	(28,794)
Cash and cash equivalents, beginning of period	141,736	237,478

Cash and cash equivalents, end of period	$137,846	$208,684

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)
Fair value of assets and liabilities assumed in acquisition	$173,540	$—
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	8,627	4,227
Restricted stock units surrendered for withholding taxes payable	3,347	123
Contingent consideration related to acquisition	1,850	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of June 30, 2013, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Annual Report”).

On May 1, 2013, the Company acquired all of the capital stock of Fulghum Fibres, Inc. (“Fulghum”). Upon the closing of this transaction (the “Fulghum Acquisition”), Fulghum became a wholly-owned subsidiary of the Company. Fulghum provides wood fibre processing services and wood yard operations, and sells wood chips to the pulp and paper sector. Through Fulghum and its subsidiaries, the Company now operates 32 wood chipping mills, of which 26 are located in the United States, five are located in Chile and one is located in Uruguay. Fulghum owns approximately 75% and 87% of the subsidiaries located in Chile and Uruguay, respectively. Noncontrolling interests of $4.0 million represent the non-acquired ownership interests in the subsidiaries located in Chile and Uruguay. For information on the Fulghum Acquisition refer to Note 3 – Fulghum Acquisition.

The final purchase price of each of the Fulghum Acquisition and the Agrifos Acquisition, as defined in Note 4, and the allocation thereof will not be known until the final working capital adjustments are completed. The Company will finalize the accounting for each of these acquisitions within one year of the respective acquisition date.

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature or they are receivable or payable on demand. These items meet the definition of Level 1 financial instruments as defined in Note 4 – Fair Value.

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

Tolling and Offtake Arrangements – The Company has certain wood chip processing, wood yard operation and wood pellet agreements, which contain embedded leases for accounting purposes. This generally occurs when the agreement designates a specific chip mill or pellet plant in which the buyer purchases substantially all of the output and does not otherwise meet a fixed price per unit of output exception. The Company determined that these are operating leases.

A tolling and offtake agreement that does not contain a lease may be classified as a derivative subject to a normal purchase and sale exception, in which case the agreement is classified as an executory contract and accounted for on an accrual basis. Tolling and offtake agreements, and components of these agreements that do not meet the above classifications, are accounted for on an accrual basis.

Chip Mill, Wood Chip and Wood Pellet Revenue Recognition – For sales which are not accounted for as operating leases as described above, the Company recognizes revenue at the time the service is provided or when customers take ownership upon shipment from the facilities of the chips or pellets and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable. Revenues associated with tolling arrangements are included in service revenues and sales of product under offtake agreements are included in product sales in our consolidated statements of income.

Inventory – Raw materials inventory consists of purchased roundwood to be chipped. Finished goods inventory consists of processed wood chips. Inventory is recorded at the lower of cost (first-in, first-out) or market.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the first quarter of 2013, the Company identified errors that impacted the prior year. The impact of correcting these errors in the first quarter of 2013 increased operating income by $0.2 million. Management does not believe the impact of these errors was material to the first quarter of 2013, the expected full year results or any previously issued financial statements.

The Company has evaluated events occurring between June 30, 2013 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance requiring companies to disclose information about financial instruments that have been offset on the balance sheet or subject to an enforceable master netting agreement, irrespective of whether they have been offset, and related arrangements to enable users of a company’s financial statements to understand the effect of those arrangements on the company’s financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance is effective for interim and annual periods beginning on or after January 1, 2013 and requires retrospective application, and thus became effective for the Company’s interim period beginning on January 1, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial position, results of operations or disclosures.

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

Note 3 — Fulghum Acquisition

On May 1, 2013, the Company acquired all of the capital stock of Fulghum. The preliminary purchase price consisted of approximately $63.3 million of cash, including approximately $3.3 million used to retire certain debt of Fulghum at closing. The amount of the purchase price is subject to certain potential post-closing adjustments set forth in the stock purchase agreement.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The Company’s preliminary purchase price allocation as of May 1, 2013 is as follows (amounts in thousands):

Cash	$10,397
Accounts receivable	3,936
Inventories	2,389
Prepaid expenses and other current assets	952
Other receivables, net	5,345
Property, plant and equipment	94,006
Intangible assets (Trade name—$5,496 and Processing agreements—$27,000)	32,496
Goodwill	23,577
Other assets	440
Accounts payable	(7,022)
Accrued liabilities	(2,605)
Customer deposits	(1,059)
Asset retirement obligation	(178)
Credit facility and loans	(60,650)
Unfavorable processing agreements	(6,161)
Deferred income taxes	(28,560)
Noncontrolling interests	(4,000)

Total preliminary purchase price	$63,303

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Long-term deferred tax liabilities and other tax liabilities result from identifiable tangible and intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist. As part of purchase accounting for Fulghum, we recorded additional deferred tax liabilities of approximately $16.0 million attributable to identifiable tangible and intangible assets.

The final purchase price and the allocation thereof will not be known until the final working capital adjustments are performed and a review of various tax issues is completed.

The operations of Fulghum are included in the consolidated statement of income effective May 1, 2013. During the three and six months ended June 30, 2013, the Company recorded revenue and net loss related to Fulghum of approximately $16.1 million and $0.2 million, respectively. Acquisition related costs for this acquisition totaled approximately $0.7 million and $1.1 million for the three and six months ended June 30, 2013, respectively, and have been included in the consolidated statements of income within selling, general and administrative expense.

Pro Forma Information

The unaudited pro forma information has been prepared as if the Fulghum Acquisition had taken place on January 1, 2012. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transactions actually taken place on January 1, 2012, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Six Months Ended June 30, 2013
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$179,820	$52,788	$232,608
Net income	$45,092	$(24,000)	$21,092
Net income attributable to Rentech	$27,592	$(24,079)	$3,513
Net income per common share attributable to Rentech	$0.12	$(0.10)	$0.02

	For the Six Months Ended June 30, 2012
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$109,295	$52,569	$161,864
Net income	$30,004	$26,094	$56,098
Net income attributable to Rentech	$6,255	$25,879	$32,134
Net income per common share attributable to Rentech	$0.03	$0.11	$0.14

Fulghum Operations

The Company’s mills typically operate under exclusive processing agreements with a single customer. Under each agreement, the customer is responsible for procuring and delivering wood, and Fulghum is paid a processing fee based on tons processed, with minimum and maximum fees based on volumes. In most cases, if the customer fails to deliver the minimum contracted volume, it must pay liquidated damages to Fulghum. Generally, under the terms of the Company’s processing agreements, customers have the option to purchase the mill equipment for a pre-negotiated amount (which decreases over time). Fulghum’s Chilean operations also include the sale of wood chips for export and the local sale of bark for power production. In both situations, the wood is either supplied by the customer or purchased by Fulghum.

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

The following table presents the financial instruments that require fair value disclosure as of June 30, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$317,402	$—	$—	$320,000
Fulghum debt	$—	$59,052	$—	$59,052
Earn-out consideration	$—	$—	$2,159	$2,159

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities and term loan	$—	$193,290	$—	$193,290
Interest rate swaps	$—	$929	$—	$929
Earn-out consideration	$—	$—	$4,920	$4,920

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Notes

The Notes, as defined in Note 10 – Debt, are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

Fulghum Debt

At the closing date of the Fulghum Acquisition, Fulghum’s debt was recorded on Rentech’s books at fair value. The fair value was determined by management using an independent, third party valuations company.

Credit Facilities and Term Loan

The credit facilities and term loan were deemed to be Level 2 financial instruments because the measurement was based on observable market data. RNP used part of the proceeds from the offering of the Notes to repay in full and terminate the Second 2012 Credit Agreement, as defined in Note 10 – Debt, and related interest rate swaps.

Interest Rate Swaps

The interest rate swaps were not designated as hedging instruments for accounting purposes. The interest rate swaps were deemed to be Level 2 financial instruments because the measurements were based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it used for present value discounting included forward one-month and three-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The change in fair value was recorded in other expense, net on the consolidated statement of operations. The realized loss represents the cash payments required under the interest rate swaps.

Net gain (loss) on interest rate swaps (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Realized loss	$—	$—	$(24)	$—
Unrealized gain (loss)	(96)	(580)	17	(580)

Total net loss on interest rate swaps	$(96)	$(580)	$(7)	$(580)

RNP paid approximately $912,000 to terminate the interest rate swaps as described above.

Earn-out Consideration

The earn-out consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations.

The earn-out consideration includes potential additional consideration RNP may be required to pay under the Membership Interest Purchase Agreement (the “Purchase Agreement”) relating to its acquisition on November 1, 2012 of Agrifos LLC (the “Agrifos Acquisition”). The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Purchase Agreement, over a two year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of RNP’s products and feedstocks, as well as product profitability and production. For the three and six months ended June 30, 2013, the fair value of the liability decreased by approximately $4.8 million and $4.6 million, respectively. At June 30, 2013, the fair value of the potential earn-out consideration relating to the Agrifos Acquisition was approximately $0.3 million. The decrease in fair value was primarily a result of unfavorable weather and increased Chinese exports. Due to the wet spring, there was a shortened planting season which resulted in the sale of a lower volume of ammonium sulfate during the three months ended June 30, 2013, and a higher level of inventory at June 30, 2013. In addition, significant volumes of urea were exported from China and this supply suppressed urea and other nitrogen fertilizer prices.

At June 30, 2013, the earn-out consideration also includes approximately $1.9 million of potential earn-out consideration relating to the Atikokan Acquisition, as defined in Note 6 – Property, Plant and Equipment and Construction in Progress. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Acquisition, over a ten year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three and six months ended June 30, 2013.

Note 5 — Inventories

Inventories consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Finished goods	$48,305	$21,756
Raw materials	3,680	5,269
Other	195	115

Total inventory	$52,180	$27,140

Note 6 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Land and land improvements	$26,110	$22,988
Buildings and building improvements	28,831	27,120
Machinery and equipment	227,664	135,636
Furniture, fixtures and office equipment	1,133	1,085
Computer equipment and computer software	6,644	5,981
Vehicles	5,086	309
Leasehold improvements	3,222	114
Conditional asset (asbestos removal)	210	210

	298,900	193,443
Less accumulated depreciation	(66,484)	(59,248)

Total property, plant and equipment, net	$232,416	$134,195

Construction in progress consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)
East Dubuque Facility	$72,468	$52,435
Pasadena Facility	14,407	8,512
Fulghum Fibres	628	—
Wawa Project	234	—
Atikokan Project	492	—
Software in progress	470	470

Total construction in progress	$88,699	$61,417

The construction in progress balance at June 30, 2013 includes approximately $2.5 million of capitalized interest costs.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

On May 13, 2013, the Company acquired a former oriented strand board processing mill from Weyerhaeuser Corporation in Wawa, Ontario, Canada for approximately $5.5 million (the “Wawa Acquisition”); the Company expects to convert the facility to produce approximately 360,000 metric tons of wood pellets annually (the “Wawa Project”). Also, on June 7, 2013, the Company acquired a former particle board processing mill from Atikokan Renewable Fuels in Atikokan, Ontario, Canada (the “Atikokan Acquisition”), which is expected to be converted to produce approximately 125,000 metric tons of wood pellets annually (the “Atikokan Project”). The initial purchase price for the Atikokan Acquisition was approximately $3.8 million in cash plus potential earn-out consideration. The earn-out consideration will equal 7% of EBITDA of the Atikokan Project, as defined in the asset purchase agreement for the Atikokan Acquisition, over a ten-year period. In addition to the initial purchase price, the Company provided a loan to the sellers of approximately $0.9 million, which will be repayable from earn-out consideration. Both the Wawa and Atikokan Acquisitions were accounted for as asset purchases.

Note 7 — Joint Venture

In connection with the Fulghum Acquisition, the Company entered into a joint venture, as described below, with Graanul Invest AS (“Graanul”), a large European producer of wood pellets, for the potential development and construction of, and investment in, wood pellet plants in the United States and Canada. The joint venture with Graanul is accounted for under the equity method.

On April 30, 2013, the Company and Graanul entered into the Amended and Restated Joint Venture and Operating Agreement (the “JV Agreement”), a new agreement based on the joint venture that had previously existed between Fulghum and Graanul. Pursuant to the terms of the JV Agreement, (i) the Company and Graanul each own a 50% equity interest in the joint venture (the “JV”), (ii) during a period defined as the shortest of five years from the effective date of the agreement, such time as the JV has constructed a total of 1.25 million metric tons of capacity, and such time as Rentech or Graanul cease to hold at least a 20% equity interest in the JV (the “Restricted Period”), the Company agreed to (a) offer any new wood fibre pellet mill projects in the United States or Canada to the JV for development, and (b) offer to Graanul the opportunity to purchase 50% (but not less than 50%) of the equity interest in any existing pellet mills in the United States and Canada to be acquired by the Company, (iii) for any project to build a new fibre mill accepted by the JV for development and construction, (a) the Company will provide as the senior secured lender, or obtain debt financing from a third party for, 50% of the project costs, (b) Rentech and Graanul will each provide 25% of the cost of such new projects in the form of capital investments in the JV, and (c) Graanul will provide engineering, procurement and construction services to projects constructed by the JV, (iv) Graanul will provide marketing services for any excess pellets produced by the JV, and give preference to the JV to acquire pellets from Graanul’s European plants in the event the JV needs to supplement pellet supplies from its operating plants, and (v) the JV is expected to own 100% of the equity of each new project constructed by the JV.

Note 8 — Property Held for Sale

During the three months ended June 30, 2013, the Company reclassified its research and development Product Demonstration Unit (“PDU”), located in Commerce City, Colorado, from property, plant and equipment, net to property held for sale. The PDU is available for immediate sale and is being actively marketed for sale. As of June 30, 2013, property held for sale includes approximately $4.7 million for the PDU and approximately $2.5 million for a property located in Natchez, Mississippi. There are no discontinued operations associated with these properties.

Note 9 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2012 – Pasadena	$56,592
Fulghum Acquisition	23,577

Balance at June 30, 2013	$80,169

Note 10 — Debt

First and Second 2012 Credit Agreements

On February 28, 2012, RNLLC entered into a credit agreement (the “First 2012 Credit Agreement”). The First 2012 Credit Agreement consisted of (i) a $100.0 million multiple draw term loan, and (ii) a $35.0 million revolving facility.

On October 31, 2012, RNLLC, RNP, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “Second 2012 Credit Agreement”). The Second 2012 Credit Agreement amended, restated and replaced the First 2012 Credit Agreement. The Second 2012 Credit Agreement consisted of (i) a $110.0 million multiple draw term loan, (ii) a $155.0 million term loan and (iii) the $35.0 million revolving credit facility.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

RNP Notes Offering

On April 12, 2013, RNP and Rentech Nitrogen Finance Corporation, a wholly-owned subsidiary of the Partnership (“Finance Corporation” and collectively with RNP, the “Issuers”), issued $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) to qualified institutional buyers and non-U.S. persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears commencing on October 15, 2013. The Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. RNP used part of the net proceeds from the offering to repay in full and terminate the Second 2012 Credit Agreement and related interest rate swaps, and intends to use the remaining proceeds to pay for expenditures related to its expansion projects and for general partnership purposes. The payoff of the Second 2012 Credit Agreement resulted in a loss on debt extinguishment, for the three and six months ended June 30, 2013, of approximately $6.0 million.

The Notes are fully and unconditionally guaranteed, jointly and severally, by each of RNP’s existing domestic subsidiaries, other than Finance Corporation. In addition, the Notes and the guarantees thereof are collateralized by a second priority lien on substantially all of RNP’s and the guarantors’ assets, subject to permitted liens.

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

Additionally, the Borrowers are required to pay a fee to the lenders under the 2013 Credit Agreement on the average undrawn available portion of the Credit Facility at a rate equal to 0.50% per annum. The Borrowers must also pay a fee to the lenders under the 2013 Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings. The Borrowers are also required to pay customary letter of credit fees on issued letters of credit.

All of RNP’s existing subsidiaries guarantee, and certain of RNP’s future domestic subsidiaries will guarantee, RNP’s obligations pursuant to the 2013 Credit Agreement. The 2013 Credit Agreement, any hedging agreements issued by lenders under the 2013 Credit Agreement and the subsidiary guarantees are collateralized by the same collateral securing the Notes, which includes substantially all of RNP’s assets and all of the assets of its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the 2013 Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the Notes, subject to a first lien cap (equal to the greater of $65 million or 20% of RNP’s consolidated net tangible assets (as defined in the Indenture governing the Notes), plus obligations in respect of the first-priority secured indebtedness and obligations under certain hedging agreements and cash management agreements).

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The 2013 Credit Agreement will terminate on April 12, 2018. Any amounts still outstanding at that time will be immediately due and payable. The Borrowers may voluntarily prepay their utilization and/or permanently cancel all or part of the available commitments under the 2013 Credit Agreement in a minimum amount of $5.0 million. Amounts repaid may be reborrowed. Borrowings under the 2013 Credit Agreement will be subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds.

Fulghum Debt

As of June 30, 2013, Fulghum had outstanding debt of approximately $57.4 million with a weighted average interest rate of approximately 6.8%. The debt consists primarily of term loans with various financial institutions with each term loan collateralized by specific property and equipment. The term loans have maturity dates ranging from 2013 through 2028. Approximately $52.1 million and $5.3 million of the outstanding debt is with financial institutions located in the United States and South America, respectively.

Debt at June 30, 2013 consisted of the following (in thousands):

Outstanding debt	$57,361
Plus unamortized premium	1,691

Total debt	59,052
Less current portion	16,630

Long-term credit facilities and term loans	$42,422

Future maturities of the Fulghum debt are as follows (in thousands):

For the Six Months Ending December 31, 2013 and Thereafter the Years Ending December 31,
2013	$12,381
2014	7,432
2015	7,015
2016	5,321
2017	4,177
2018	1,593
Thereafter	19,442

$57,361

Note 11 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Company occasionally enters into index-price contracts for the purchase of natural gas. The Company elects the normal purchase normal sale exemption for these derivative instruments. As such, the Company does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through December 31, 2013. Commitments for natural gas purchases consist of the following:

	As of
	June 30, 2013	December 31, 2012
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,263	1,955
MMBtus under index-price contracts	175	143

Total MMBtus under contracts	2,438	2,098

Commitments to purchase natural gas	$9,397	$7,531
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.85	$3.59

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During July 2013, the Company entered into fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 0.7 million and the total amount of the purchase commitments are approximately $2.7 million, resulting in a weighted average rate per MMBtu of approximately $3.66 in these new commitments. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Contractual Obligations

•

On April 17, 2013, the Company entered into an engineering, procurement and construction contract (the “EPC Contract”) with Abeinsa Abener Teyma General Partnership (“Abeinsa”). The EPC Contract provides for Abeinsa to be the contractor on the Company’s power generation project at the Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by the fourth quarter of 2014.

•

On April 30, 2013, the Company entered into a contract (the “Drax Contract”) with Drax Power Limited (“Drax”). Under the Drax Contract, the Company is required to sell the full output of wood pellets from the Wawa Project to Drax, with the first delivery under the contract scheduled for the fourth quarter of calendar year 2014.

•

In connection with the Drax Contract, on April 30, 2013, the Company and Quebec Stevedoring Company Limited (“Quebec Stevedoring”) entered into that certain Master Services Agreement (the “Port Agreement”) pursuant to which Quebec Stevedoring is required to provide stevedoring, terminalling and warehousing services to the Company at the Port of Quebec. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, Quebec Stevedoring is required to invest approximately $20.0 million to build handling equipment and 75,000 metric tons of wood pellet storage exclusively for the Company’s use at the port, with the same amount becoming a lease obligation for the Company.

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

Note 12 — Employee Benefit Plans

RNP made contributions of approximately $73,000 to its pension plans and payments to retirees of approximately $47,000 under its postretirement plan during the six months ended June 30, 2013 and expects to contribute approximately $36,000 to its pension plans and make payments to retirees of approximately $26,000 under its postretirement plan during the remainder of 2013.

The components of net periodic benefit cost are as follows:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
	Pension	Post- retirement	Pension	Post- retirement
	(in thousands)
Service cost	$29	$11	$69	$22
Interest cost	48	10	97	21
Expected return on plan assets	(65)	—	(130)	—
Amortization of prior service cost	—	5	—	11
Amortization of net gain	(3)	(3)	(3)	(7)

Net periodic pension costs	$9	$23	$33	$47

The Company had no defined benefit pension or postretirement benefit plans before the Agrifos Acquisition in November 2012.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13 — Stockholders’ Equity

On April 22, 2013, Rentech announced that its board of directors (the “Board”) authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of its common stock through December 31, 2013. As of June 30, 2013, the Company has not repurchased any shares of its common stock under the program. The share repurchase program is subject to blackout periods under the Company’s insider trading policy. The Company may buy shares in the open market or through privately negotiated transactions from time to time through the expiration of the program on December 31, 2013 as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The plan does not obligate the Company to acquire any particular amount of common stock, and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.

Note 14 — Income Taxes

For the three months ended June 30, 2013, the Company recorded a net income tax benefit of approximately $25.1 million which is comprised of approximately $25.2 million income tax benefit for Rentech and approximately $0.1 million income tax expense for RNP. For the six months ended June 30, 2013, the Company recorded a net income tax benefit of approximately $25.8 million which is comprised of approximately $26.0 million income tax benefit for Rentech and approximately $0.2 million income tax expense for RNP. The Company’s effective income tax rate (income tax benefit as a percentage of income before income taxes) was 133% for the six months ended June 30, 2013. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to differences between GAAP income and income reported on tax returns, the impact of state taxes, federal alternative minimum tax and suspension of net operating loss utilization for the state of Illinois. In addition, the effective tax rate for the six months ended June 30, 2013 was impacted by the release of valuation allowance of $26.3 million resulting from recording of deferred tax liabilities related to the Fulghum Acquisition. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of Fulghum’s domestic net operating loss carryforwards may be limited in future periods. The Company will further analyze the utilization of acquired net operating losses and will record or release valuation allowances as required to reflect the amount more likely than not to be realized. The Company evaluated all other deferred tax assets for realizability and has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized.

Note 15 — Segment Information

The Company operated in three business segments, prior to the Fulghum Acquisition, the Atikokan Acquisition, the Wawa Acquisition and the winding down of the PDU. The Company now operates in five business segments. The operations of the Pasadena Facility and Fulghum are included in the Company’s historical results of operations only from the date of the closing of the Agrifos Acquisition and the Fulghum Acquisition, which were November 1, 2012 and May 1, 2013, respectively.

•	East Dubuque — The operations of the East Dubuque Facility, which produces primarily ammonia and urea ammonium nitrate solution (“UAN”).

•	Pasadena — The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Fulghum Fibres — The operations of Fulghum, which provides wood fibre processing services and wood yard operations, and sells wood chips to the pulp and paper sector.

•

Wood pellets — This segment includes wood pellet projects owned by the Company, currently the Atikokan Project and Wawa Project, equity in the JV and wood pellet development costs. The wood pellet development costs represent the Company’s personnel costs for employees dedicated to the wood pellet business and other supporting third party costs.

•

Energy technologies — Owns technologies designed to convert low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power. This segment includes the Company’s research and development activities that were centered at the Rentech Energy Technology Center (the “RETC”), which houses the PDU and the ClearFuels Technology Inc. (“ClearFuels”) biomass gasifier. This segment also includes expenses related to the SilvaGas Holdings Corporation (“SilvaGas”) biomass gasification technology, Natchez property holding and operating costs, Company personnel costs for employees supporting this segment, including support related to the ClearFuels’ Department of Energy (“DOE”) grant, other third party costs and historical business development activities related to the Company’s alternative energy technologies.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
East Dubuque	$61,717	$70,643	$96,266	$109,116
Pasadena	42,239	—	67,254	—
Fulghum Fibres	16,105	—	16,105	—
Energy technologies	92	64	195	179

Total revenues	$120,153	$70,707	$179,820	$109,295

Gross profit
East Dubuque	$37,493	$45,646	$56,239	$68,218
Pasadena	2,355	—	6,328	—
Fulghum Fibres	2,425	—	2,425	—
Energy technologies	41	9	94	72

Total gross profit	$42,314	$45,655	$65,086	$68,290

Selling, general and administrative expense
East Dubuque	$1,097	$1,530	$2,442	$2,819
Pasadena	1,342	—	2,584	—
Fulghum Fibres	859	—	859	—
Wood pellets	812	235	1,883	321
Energy technologies	2,692	1,007	3,762	2,514

Total selling, general and administrative expense	$6,802	$2,772	$11,530	$5,654

Research and development
Energy technologies	$—	$4,089	$5,747	$9,112

Total research and development	$—	$4,089	$5,747	$9,112

Depreciation and amortization
East Dubuque	$33	$83	$106	$636
Pasadena	875	—	1,750	—
Fulghum Fibres	718	—	718	—
Energy technologies	51	389	104	779

Total depreciation and amortization recorded in operating expenses	$1,677	$472	$2,678	$1,415

East Dubuque	2,450	3,229	4,682	5,141
Pasadena	1,030	—	1,457	—
Fulghum Fibres	1,557	—	1,557	—

Total depreciation and amortization expense recorded in cost of sales	5,037	3,229	7,696	5,141

Total depreciation and amortization	$6,714	$3,701	$10,374	$6,556

Other operating (income) expenses
East Dubuque	$(7)	$75	$8	$47
Pasadena	—	—	—	—
Fulghum Fibres	3	—	3	—
Wood pellets	—	—	—	—
Energy technologies	(88)	5	17	(484)

Total other operating (income) expenses	$(92)	$80	$28	$(437)

Operating income (loss)
East Dubuque	$36,370	$43,958	$53,683	$64,716
Pasadena	138	—	1,994	—
Fulghum Fibres	845	—	845	—
Wood pellets	(812)	(235)	(1,883)	(321)
Energy technologies	(2,614)	(5,481)	(9,536)	(11,849)

Total operating income	$33,927	$38,242	$45,103	$52,546

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Interest expense
East Dubuque	$—	$42	$—	$142
Pasadena	3	—	6	—
Fulghum Fibres	536	—	536	—
Energy technologies	—	(124)	1	—

Total interest expense	$539	$(82)	$543	$142

Net income (loss)
East Dubuque	$36,044	$43,930	$53,314	$64,604
Pasadena	34	—	1,850	—
Fulghum Fibres	128	—	128	—
Wood pellets	(812)	(235)	(1,883)	(321)
Energy technologies	(2,578)	(5,352)	(9,471)	(11,844)

Total net income	$32,816	$38,343	$43,938	$52,439

Reconciliation of segment net income to consolidated net income:
Segment net income	$32,816	$38,343	$43,938	$52,439
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,462)	(2,354)	(4,616)	(3,655)
RNP – partnership and unallocated income (expenses) recorded as other expense	(1,178)	232	(1,390)	232
RNP – unallocated interest expense and loss on interest rate swaps	(4,019)	(580)	(5,730)	(580)
RNP – Income tax benefit	302	—	302	—
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(6,252)	(6,236)	(13,022)	(12,465)
Corporate and unallocated depreciation and amortization expense	(139)	(204)	(323)	(401)
Corporate and unallocated expenses recorded as other expense	(7)	(119)	(26)	(73)
Corporate and unallocated interest expense	—	(2,228)	—	(4,318)
Corporate income tax benefit (expense)	25,245	(1,175)	25,959	(1,175)

Consolidated net income	$44,306	$25,679	$45,092	$30,004

	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Total assets
East Dubuque	$150,738	$124,900
Pasadena	221,524	191,279
Fulghum Fibres	170,937	—
Wood pellets	12,999	—
Energy technologies	8,751	10,160

Total assets	$564,949	$326,339

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$564,949	$326,339
RNP – partnership and other	117,260	60,266
Corporate and other	18,813	92,597

Consolidated total assets	$701,022	$479,202

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement between RNP and Rentech, accounting and tax fees, legal fees, unit-based compensation, taxes, board expense and certain insurance costs. Partnership and unallocated expenses recorded in other expense represent primarily loss on debt extinguishment partially offset by gain on fair value adjustment to earn-out consideration. Unallocated interest expense represents primarily interest expense on the Notes.

Corporate and unallocated expenses represent costs that relate directly to Rentech or to Rentech and its non-RNP subsidiaries but are not allocated to a segment. Corporate and unallocated expenses recorded in operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization. Corporate and unallocated interest expense consists primarily of interest expense on convertible debt which was completely redeemed for cash on December 31, 2012.

The Company’s revenue by geographic area, based on where the customer takes title to the product, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$113,898	$70,707	$173,565	$109,295
Other	6,255	—	6,255	—

Total revenues	$120,153	$70,707	$179,820	$109,295

The following table sets forth assets by geographic area:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)
United States	$668,043	$479,202
Other	32,979	—

Total assets	$701,022	$479,202

Note 16 — Net Income Per Common Share Attributable to Rentech

Basic income per common share attributable to Rentech is calculated by dividing net income attributable to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to Rentech is calculated by dividing net income attributable to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and using the “if converted” method for the convertible debt.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net income per common share attributable to the Company (in thousands, except for per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Rentech common shareholders	$32,832	$9,520	$27,592	$6,255
Less: Income allocated to unvested restricted stock	830	—	742	—

Net income allocated to common shareholders	$32,002	$9,520	$26,850	$6,255

Denominator:
Weighted average common shares outstanding	225,981	225,119	225,604	225,492
Effect of dilutive securities:
Warrants	920	1,910	960	1,837
Common stock options	1,637	1,236	1,822	1,137
Restricted stock	2,995	5,472	3,382	5,346

Diluted shares outstanding	231,533	233,737	231,768	233,812

Basic net income per common share	$0.14	$0.04	$0.12	$0.03

Diluted net income per common share	$0.14	$0.04	$0.12	$0.03

For the three months ended June 30, 2013 and 2012, approximately 3.6 million and 19.0 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, approximately 3.5 million and 19.0 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

Note 17 —   Subsequent Events

RNP Cash Distribution

On July 23, 2013, the Board of the General Partner declared a cash distribution to RNP’s common unitholders for the period April 1, 2013 through and including June 30, 2013 of $0.85 per unit, which will result in total distributions in the amount of approximately $33.2 million, including payments to phantom unitholders. Rentech Nitrogen Holdings, Inc. (“RNHI”) will receive a distribution of approximately $19.8 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on August 14, 2013 to unitholders of record at the close of business on August 7, 2013.

Shelf Registration Statement

On July 9, 2013, we filed a shelf registration statement with the SEC, which allows us from time to time, in one or more offerings, to offer and sell up to $200.0 million in aggregate initial offering price of debt securities, common stock, preferred stock, depositary shares, warrants, rights to purchase shares of common stock and/or any of the other registered securities, purchase contracts or units of any of the other registered securities.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report, in “Part II—Item 1A. Risk Factors” in this report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to realize the benefits of the Fulghum Acquisition and the Wawa Project and Atikokan Project and to successfully execute our new wood pellets business strategy;

•	risks associated with projects located in rural areas outside of the United States;

•	our ability to sell or license the intellectual property rights we hold with respect to our technologies on satisfactory terms, or at all;

•

risks arising from changes in existing laws or regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases, carbon dioxide or energy production;

•	the volatile nature of our nitrogen fertilizer business and its ability to remain profitable;

•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen fertilizer products;

•	any interruption in the supply, or rise in the price levels, of natural gas, ammonia, sulfur, and other essential raw materials;

•

our ability to recover the costs of our raw materials through sales of products that follow the purchase of such raw materials, considering the volatility in the prices of our products and raw materials;

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

•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales volume or sales price of products sold through IOC;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;

•

risks associated with the expansion and other projects at our facilities, including any disruption to operations at our facilities during construction and our ability to sell the incremental products resulting from such projects; and

•

risks associated with doing business outside of the United States, including foreign currency exposure and economic conditions in other countries impacting our demand for our products and our customers’ ability to pay us.

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

OVERVIEW OF OUR BUSINESSES

We are a leading wood fibre processing business for the production of high-quality wood chips. We also plan to develop into a leading provider of wood pellets. These new businesses consist of the provision of wood chipping services and the manufacture and sale of wood chips through our wholly-owned subsidiary, Fulghum, and the development and operation of wood pellet production facilities, starting with the Wawa Project and Atikokan Project. Fulghum, which operates 32 wood chipping mills, provides wood fibre processing services and wood yard operations, and sells wood chips to the pulp and paper sector.

RNHI, one of Rentech’s indirect wholly owned subsidiaries, owns the general partner interest and 59.8% of the common units representing limited partner interests in RNP, a publicly traded limited partnership. Through its wholly owned subsidiary, RNLLC, RNP manufactures natural-gas based nitrogen fertilizer products at its East Dubuque Facility and sells such products to customers located in the Mid Corn Belt region of the United States. Through its wholly owned subsidiary, RNPLLC, RNP manufactures ammonium sulfate fertilizer, sulfuric acid and ammonium thiosulfate fertilizer at its Pasadena Facility. The Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while the East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices.

Our ownership interest in RNP currently entitles us to 59.8% of all distributions made by RNP to its common unit holders, which distributions can be used for general corporate purposes. However, Rentech’s ownership interest may be reduced over time if it elects to cause RNHI to sell any of its common units or if additional common units are issued by RNP in a manner that dilutes Rentech’s ownership interest in RNP.

Any ongoing activities related to our alternative energy technologies will be to protect patents, to maintain the Commerce City site if efforts to sell the site are unsuccessful and to continue low-cost efforts to seek partners who would provide funding to deploy our technologies.

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

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for the periods presented may not be comparable with our results of operations for the subsequent periods for the reasons discussed below.

RNPLLC Operations

The operations of RNPLLC, which owns the Pasadena Facility, are included in our historical results of operations only from the closing date of the Agrifos Acquisition, which was November 1, 2012. Our Pasadena Facility produces three products that we did not produce or sell before the Agrifos Acquisition: ammonium sulfate, ammonium thiosulfate and sulfuric acid. The Agrifos Acquisition also broadened the geographic area into which our products are sold. Upon the closing of the acquisition (i) general and administrative expenses as well as sales-related expenses increased due to the addition of RNPLLC’s operations, (ii) depreciation and amortization expenses increased due to the increase in fixed and intangible assets, which were recorded at fair value on the date of the Agrifos Acquisition, and (iii) interest expense increased due to the debt incurred to finance a significant portion of the purchase price for the Agrifos Acquisition. As a result, our results of operations for the periods prior to and after the closing date of the Agrifos Acquisition may not be comparable.

Fulghum Operations

The operations of Fulghum are included in our historical results of operations only from the closing date of the Fulghum Acquisition, which was May 1, 2013. Fulghum provides wood fibre processing services and wood yard operations, and sells wood chips to the pulp and paper sector. The Fulghum Acquisition also broadened the geographic area into which our services are provided. We expect (i) general and administrative expenses as well as sales-related expenses to increase due to the integration of Fulghum’s operations, (ii) depreciation and amortization expenses to increase due to the increase in fixed and intangible assets, which were recorded at fair value on the date of the Fulghum Acquisition and (iii) interest expense to increase due to the debt of Fulghum that continues to be outstanding after the closing of the transaction. As a result, our results of operations for the periods prior to and after the closing date of the Fulghum Acquisition may not be comparable.

Energy Technologies

We were initially formed to develop and commercialize certain alternative energy technologies, and we acquired other technologies that we further developed. We conducted significant research and development and project development activities related to those technologies. On February 28, 2013, we announced plans to cease operations and reduce staffing at, and mothball, our PDU that successfully produced diesel and jet fuel from wood chips and from natural gas, and to eliminate all related research and development activities. Any ongoing activities related to our alternative energy technologies will be to protect patents, to maintain the Commerce City site if efforts to sell the site are unsuccessful and to continue low-cost efforts to seek partners who would provide funding to deploy our technologies. As a result, our results of operations for the periods prior to and after the ceasing of operations at the PDU may not be comparable.

Supply and Demand Factors

Our earnings and cash flow from operations are significantly affected by nitrogen fertilizer product prices, the prices of the inputs to our production processes, and the timing of product deliveries required by customers. The price at which we ultimately sell our nitrogen fertilizer products depends on numerous factors, including global and local supply and demand for nitrogen fertilizer products and global and local supply and demand for our key raw materials, many of which factors may be significantly affected by unpredictable weather patterns and the behavior of competitive suppliers. Due to the wet spring, there was a shortened planting season which resulted in our sale of lower volumes of ammonia, UAN and ammonium sulfate during the three months ended June 30, 2013, and higher levels of inventory at June 30, 2013. Prices of UAN deliveries were negatively impacted since we were not able to sell as much product at in-season premium prices. In addition, significant volumes of urea were exported from China and this supply suppressed urea and other nitrogen fertilizer prices. However, we believe the long-term nitrogen fundamentals remain strong. Several factors including favorable natural gas costs, population growth and farmer affordability of nitrogen contribute to a healthy outlook for nitrogen. Additionally, forecasters continue to believe that 90-plus million acres of corn are expected to be planted across the nation in the coming years, which should support good nitrogen demand.

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at RNLLC, which owns the East Dubuque Facility. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility by quarter for the six months ended June 30, 2013 and for each quarter in the years ended December 31, 2012, 2011 and 2010.

	2013	2012	2011	2010
Quarter ended March 31	110	92	89	86
Quarter ended June 30	144	160	213	206
Quarter ended September 30	n/a	180	125	181
Quarter ended December 31	n/a	133	145	167

Total Tons Shipped	254	565	572	640

RNLLC typically ships the highest volume of tons during the spring planting season, which occurs during the quarter ending June 30 of each year, and the next highest volume of tons after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in the weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In mild winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year, as certain conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

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

Since our Pasadena Facility has been producing and selling its current products only since 2011, we have much less experience with the seasonal patterns for its products, than we do for our East Dubuque Facility. However, we have observed significant seasonality and effects of weather on the timing of deliveries for its products. International sales from this facility partially offset this seasonal impact on its total revenues. Prices for ammonium sulfate and ammonium thiosulfate normally reach their highest in the spring, decrease in the summer, and increase again in the fall. We adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, an arrangement with IOC that permits us to store 32,000 tons of ammonium sulfate at IOC-controlled terminals and temporary storage capacity on barges or rail cars as product is moved from our Pasadena Facility to IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to cease production of the product until such capacity becomes available. Our Pasadena Facility’s fertilizer products are sold both on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The amount of products we sell under product prepayment contracts is highly variable. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility by quarter for the six months ended June 30, 2013.

2013
Quarter ended March 31	110
Quarter ended June 30	178
Quarter ended September 30	n/a
Quarter ended December 31	n/a

Total Tons Shipped	288

Fulghum’s mills typically operate under exclusive processing agreements with a single customer and operate continuously throughout the year. Therefore, we do not experience seasonality in our Fulghum operations or earnings.

Business Segments

We operated in three business segments prior to the Fulghum Acquisition, the Atikokan Acquisition, the Wawa Acquisition and the winding down of the PDU. We now operate in five business segments described below. The operations of the Pasadena Facility and Fulghum are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition and the Fulghum Acquisition, which were November 1, 2012 and May 1, 2013, respectively.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.

•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Fulghum Fibres – The operations of Fulghum, which provides wood fibre processing services and wood yard operations, and sells wood chips to the pulp and paper sector.

•

Wood pellets —   This segment includes wood pellet projects owned by the Company, currently the Atikokan Project and Wawa Project, equity in the JV and wood pellet development costs. The wood pellet development costs represent the Company’s personnel costs for employees dedicated to the wood pellet business and other supporting third party costs.

•

Energy technologies – Owns technologies designed to convert low value, carbon bearing solids or gases into valuable hydrocarbons and electric power. This segment includes our research and development activities that were centered at the RETC, which houses the PDU and the ClearFuels biomass gasifier. This segment also includes expenses related to the SilvaGas biomass gasification technology, Natchez property holding and operating costs, our personnel costs for employees supporting this segment, including support related to the ClearFuels’ DOE grant, other third party costs and historical business development activities related to our alternative energy technologies.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
East Dubuque	$61,717	$70,643	$96,266	$109,116
Pasadena	42,239	—	67,254	—
Fulghum Fibres	16,105	—	16,105	—
Energy technologies	92	64	195	179

Total revenues	$120,153	$70,707	$179,820	$109,295

Gross profit:
East Dubuque	$37,493	$45,646	$56,239	$68,218
Pasadena	2,355	—	6,328	—
Fulghum Fibres	2,425	—	2,425	—
Energy technologies	41	9	94	72

Total gross profit	$42,314	$45,655	$65,086	$68,290

Operating income (loss):
East Dubuque	$36,370	$43,958	$53,683	$64,716
Pasadena	138	—	1,994	—
Fulghum Fibres	845	—	845	—
Wood pellets	(812)	(235)	(1,883)	(321)
Energy technologies	(2,614)	(5,481)	(9,536)	(11,849)

Total operating income	$33,927	$38,242	$45,103	$52,546

Net income (loss):
East Dubuque	$36,044	$43,930	$53,314	$64,604
Pasadena	34	—	1,850	—
Fulghum Fibres	128	—	128	—
Wood pellets	(812)	(235)	(1,883)	(321)
Energy technologies	(2,578)	(5,352)	(9,471)	(11,844)

Total net income	$32,816	$38,343	$43,938	$52,439

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of segment net income to consolidated net income:
Segment net income	$32,816	$38,343	$43,938	$52,439
RNP—partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,462)	(2,354)	(4,616)	(3,655)
RNP—partnership and unallocated expenses recorded as other expense	(1,178)	232	(1,390)	232
RNP— unallocated interest expense and loss on interest rate swaps	(4,019)	(580)	(5,730)	(580)
RNP— income tax benefit	302	—	302	—
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(6,252)	(6,236)	(13,022)	(12,465)
Corporate and unallocated depreciation and amortization expense	(139)	(204)	(323)	(401)
Corporate and unallocated expenses recorded as other expense	(7)	(119)	(26)	(73)
Corporate and unallocated interest expense	—	(2,228)	—	(4,318)
Corporate income tax benefit (expense)	25,245	(1,175)	25,959	(1,175)

Consolidated net income	$44,306	$25,679	$45,092	$30,004

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of unit-based compensation expense, services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement, audit and tax fees, legal fees and taxes, certain insurance costs and board expenses. The increase in partnership and unallocated expenses recorded as selling, general and administrative expenses between the three months ended June 30, 2013 and 2012 was primarily due to an increase in business development expenses of approximately $0.1 million. The increase in partnership and unallocated expenses recorded as selling, general and administrative expenses between the six months ended June 30, 2013 and 2012 was primarily due to increases in business development expenses of approximately $0.2 million, debt related fees of approximately $0.2 million, and increases in unit-based compensation of approximately $0.1 million, audit and tax of approximately $0.1 million, and legal fees of approximately $0.1 million. The increase in partnership and unallocated expenses recorded as other expense between the three months ended June 30, 2013 and 2012 was primarily due to loss on debt extinguishment of approximately $6.0 million partially offset by gain on fair value adjustment to earn-out consideration of approximately $4.8 million. The increase in partnership and unallocated expenses recorded as other expense between the six months ended June 30, 2013 and 2012 was primarily due to loss on debt extinguishment of approximately $6.0 million partially offset by gain on fair value adjustment to earn-out consideration of approximately $4.6 million. Unallocated interest expense represents primarily interest expense on the Notes.

Corporate and unallocated expenses represent costs that relate directly to Rentech or to Rentech and its non-RNP subsidiaries but are not allocated to a segment. Corporate and unallocated expenses recorded in operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization. Corporate and unallocated interest expense consists primarily of interest expense on convertible debt which was completely redeemed for cash on December 31, 2012.

THREE AND SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2012:

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
East Dubuque	$61,717	$70,643	$96,266	$109,116
Pasadena	42,239	—	67,254	—

Total RNP	103,956	70,643	163,520	109,116
Fulghum Fibres	16,105	—	16,105	—
Energy technologies	92	64	195	179

Total revenues	$120,153	$70,707	$179,820	$109,295

East Dubuque

	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	41	$30,444	40	$27,907
Urea ammonium nitrate (UAN)	59	21,119	92	34,795
Urea (liquid and granular)	15	7,538	9	6,134
Carbon dioxide (CO2)	24	838	15	486
Nitric acid	5	1,787	4	1,247
Other	N/A	(9)	N/A	74

Total	144	$61,717	160	$70,643

	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	52	$38,490	70	$47,958
Urea ammonium nitrate (UAN)	120	39,513	126	45,951
Urea (liquid and granular)	26	13,436	19	11,758
CO2	47	1,624	30	963
Nitric acid	9	3,130	7	2,412
Other	N/A	73	N/A	74

Total	254	$96,266	252	$109,116

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

Revenues were approximately $61.7 million for the three months ended June 30, 2013 compared to approximately $70.6 million for the three months ended June 30, 2012. The decrease was primarily the result of a decrease in UAN sales volume and price, partially offset by an increase in ammonia sales price. Revenues were approximately $96.3 million for the six months ended June 30, 2013 compared to approximately $109.1 million for the six months ended June 30, 2012. The decrease was primarily the result of a decrease in ammonia and UAN sales volumes and UAN sales price, partially offset by an increase in ammonia sales price.

The Midwestern region of the United States experienced wet weather during the spring 2013 planting season, which limited opportunities for farmers to apply UAN and which resulted in a decrease in UAN sales volume for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The wet 2013 spring season was also the reason for the decrease in ammonia and UAN sales volumes for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in UAN sales volume due to the wet weather was partially mitigated by 2012 UAN sales which were postponed until the first quarter of 2013. During the fourth quarter of 2012, there were two unexpected outages at the ammonia plant at the East Dubuque Facility. Since ammonia is upgraded to produce UAN, the outages halted production of UAN, which delayed UAN sales until the first quarter of 2013.

The average sales prices per ton for the three months ended June 30, 2013 as compared with those of the three months ended June 30, 2012 were higher by approximately 7% for ammonia and lower by approximately 5% for UAN. These two products comprised approximately 84% and 89% of the product sales for the three months ended June 30, 2013 and 2012, respectively. The average sales prices per ton for the six months ended June 30, 2013 as compared with those of the six months ended June 30, 2012 were higher by approximately 8% for ammonia and lower by approximately 10% for UAN. These two products comprised approximately 81% and 86% of the product sales for the six months ended June 30, 2013 and 2012, respectively. The increase in ammonia prices was primarily due to expectations of lower levels of ammonia product available in the market. Due to the wet spring and abbreviated planting season, the UAN prices were negatively impacted since we were not able to sell as much product at in-season premium prices. In addition, significant volumes of urea were exported from China and this supply suppressed urea and other nitrogen fertilizer prices.

Pasadena

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	114	$32,959	168	$50,175
Sulfuric acid	39	3,828	80	7,893
Ammonium thiosulfate	25	4,667	40	7,561
Other	—	785	—	1,625

Total revenues	178	$42,239	288	$67,254

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. Due to the wet spring, there was an abbreviated planting season which resulted in a lower than expected volume of ammonium sulfate being sold.

Fulghum Fibres

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
	(in thousands)
Revenues:
Service	$11,732	$11,732
Product	4,373	4,373

Total revenues	$16,105	$16,105

We generate revenue primarily from fees under exclusive processing agreements. Our mills typically operate under exclusive processing agreements with a single customer. Under each agreement, the customer is responsible for procuring and delivering wood, and Fulghum is paid a processing fee based on tons processed, with minimum and maximum fees based on volumes. In most cases, if the customer fails to deliver the minimum contracted volume, it must pay liquidated damages to Fulghum. Fulghum’s Chilean operations also include the sale of wood chips for export and the local sale of bark for power production. In both situations, the wood is either supplied by the customer or purchased by Fulghum. Service revenues represent revenues earned under the processing agreements for wood fibre processing services and wood yard operations. Product revenues represent revenues earned from the sale of wood chips. During the three and six months ended June 30, 2013, Fulghum processed approximately 2.5 million log tons and produced approximately 2.2 million log tons of wood chips and residual fuels.

Wood Pellets

This segment includes the Atikokan Project and Wawa Project which are under development. Once the facilities become operational, we expect to generate revenue primarily from the sales of wood pellets.

Energy Technologies

This segment generates revenues for technical services related to our technologies. We also generated revenue from the sale of fuel from the PDU.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of sales:
East Dubuque	$24,224	$24,997	$40,027	$40,898
Pasadena	39,884	—	60,926	—

Total RNP	$64,108	$24,997	$100,953	$40,898
Fulghum Fibres	13,680	—	13,680	—
Energy technologies	51	55	101	107

Total cost of sales	$77,839	$25,052	$114,734	$41,005

East Dubuque

Cost of sales was approximately $24.2 million for the three months ended June 30, 2013, compared to approximately $25.0 million for the three months ended June 30, 2012. Total cost of sales remained fairly flat between periods. Natural gas in cost of sales was $0.4 million higher in 2013 than in 2012 due to higher market prices for natural gas partially offset by lower volumes of natural gas as a result of lower UAN deliveries. Also increasing cost of sales were production inefficiencies resulting from being in the second year of the turnaround cycle and higher maintenance costs. Natural gas and labor costs comprised approximately 47% and 14%, respectively, of cost of sales on product shipments for the three months ended June 30, 2013, and approximately 44% and 16%, respectively, of cost of sales on product shipments for the three months ended June 30, 2012.

Cost of sales was approximately $40.0 million for the six months ended June 30, 2013, compared to approximately $40.9 million for the six months ended June 30, 2012. Total cost of sales remained fairly flat between periods. Natural gas in cost of sales was $1.3 million lower in 2013 than in 2012 due to lower volumes of natural gas as a result of lower ammonia deliveries, partially offset by higher market prices for natural gas. The decrease in natural gas in cost of sales was partially offset by production inefficiencies resulting from being in the second year of the turnaround cycle and higher maintenance costs. Natural gas and labor costs comprised approximately 45% and 14%, respectively, of cost of sales on product shipments for the six months ended June 30, 2013, and approximately 47% and 15%, respectively, of cost of sales on product shipments for the six months ended June 30, 2012.

Depreciation expense included in cost of sales was approximately $2.4 million and $3.2 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense included in cost of sales was approximately $4.7 million and $5.1 million for the six months ended June 30, 2013 and 2012, respectively.

Pasadena

Cost of sales primarily consists of expenses for ammonia, sulfur, labor and depreciation. Ammonia and sulfur collectively comprised approximately 68% of cost of sales for the three months ended June 30, 2013 while labor costs comprised approximately 5% of such cost of sales. Depreciation expense included in cost of sales was approximately $1.0 million. During the three months ended June 30, 2013, we incurred a write-down of ammonium sulfate inventory to market value of approximately $1.8 million due primarily to lower market prices of ammonium sulfate, in accordance with accounting guidance.

Ammonia and sulfur collectively comprised approximately 71% of cost of sales for the six months ended June 30, 2013 while labor costs comprised approximately 5% of such cost of sales. Depreciation expense included in cost of sales was approximately $1.5 million. During the six months ended June 30, 2013, we incurred a write-down of ammonium sulfate, sulfur and sulfuric acid inventory to market value of approximately $2.3 million due primarily to lower market prices of ammonium sulfate and sulfuric acid, in accordance with accounting guidance.

Fulghum Fibres

Cost of sales consists of product costs and service costs. Product costs amounted to approximately 30% of the cost of sales and includes expenses related to sale of forestry products and the exportation of those products. Service costs amounted to approximately 70% of the cost of sales and include the cost of chip mill operations, primarily consisting of labor costs, repairs and maintenance, depreciation and utilities. Labor costs comprised approximately 22% of cost of sales for the two months ended June 30, 2013, while repairs and maintenance, and utilities comprised approximately 26% of such cost of sales. Depreciation expense included in cost of sales was approximately $1.6 million during the same two month period.

Energy Technologies

The cost of sales in our alternative energy segment was for costs incurred for work performed under technical services contracts. The sale of fuel from the PDU had no cost of sales since it is a by-product of our research and development efforts in developing and proving our technologies.

Gross Profit

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Gross profit:
East Dubuque	$37,493	$45,646	$56,239	$68,218
Pasadena	2,355	—	6,328	—

Total RNP	$39,848	$45,646	$62,567	$68,218
Fulghum Fibres	2,425	—	2,425	—
Energy technologies	41	9	94	72

Total gross profit	$42,314	$45,655	$65,086	$68,290

East Dubuque

Gross profit was approximately $37.5 million for the three months ended June 30, 2013 compared to approximately $45.6 million for the three months ended June 30, 2012. Gross profit margin was 61% for the three months ended June 30, 2013 as compared to 65% for the three months ended June 30, 2012. Gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer and natural gas, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our East Dubuque Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. The decrease in gross profit margin during the three months ended June 30, 2013 was primarily due to the effects of allocating such fixed costs to lower volumes of delivered product.

Gross profit was approximately $56.2 million for the six months ended June 30, 2013 compared to approximately $68.2 million for the six months ended June 30, 2012. Gross profit margin was 58% for the six months ended June 30, 2013 as compared to 63% for the six months ended June 30, 2012. The decrease in gross profit margin during the six months ended June 30, 2013 was primarily due to the effects of allocating fixed costs to lower volumes of delivered product.

Pasadena

Gross profit margin for the three and six months ended June 30, 2013 was 6% and 9%, respectively.

Fulghum Fibres

Gross profit margin for the three and six months ended June 30, 2013 was 15%.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Operating expenses:
East Dubuque	$1,123	$1,688	$2,556	$3,502
Pasadena	2,217	—	4,334	—
RNP – partnership and unallocated expenses	2,462	2,354	4,616	3,655

Total RNP	5,802	4,042	11,506	7,157
Fulghum Fibres	1,580	—	1,580	—
Wood pellets	812	235	1,883	321
Energy technologies	2,655	5,490	9,630	11,921
Corporate and unallocated expenses	6,391	6,440	13,345	12,866

Total operating expenses	$17,240	$16,207	$37,944	$32,265

East Dubuque

Operating expenses consist primarily of selling, general and administrative expense and depreciation expense. Selling, general and administrative expenses were approximately $1.1 million for the three months ended June 30, 2013, compared to approximately $1.5 million for the three months ended June 30, 2012. The decrease was primarily due to lower unused credit facility fees of approximately $0.2 million and legal expenses and other professional fess of approximately $0.1 million each. Depreciation expense included in operating expense was approximately $0 for the three months ended June 30, 2013 compared to approximately $0.1 million for the three months ended June 30, 2012. The decrease was primarily due to certain software becoming fully depreciated. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense incurred is a manufacturing cost and is distributed between cost of sales and finished goods inventory, based on product volumes.

Selling, general and administrative expenses were approximately $2.4 million for the six months ended June 30, 2013, compared to approximately $2.8 million for the six months ended June 30, 2012. The decrease was primarily due to lower unused credit facility fees of approximately $0.3 million and legal expenses of approximately $0.1 million. Depreciation expense included in operating expense was approximately $0.1 million for the six months ended June 30, 2013 compared to approximately $0.6 million for the six months ended June 30, 2012. This decrease was primarily due to the acceleration of depreciation in 2012 on an asset that was dismantled as part of the ammonia production and storage capacity expansion project and certain software becoming fully depreciated.

Pasadena

Operating expenses were primarily comprised of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses for the three and six months ended June 30, 2013 were approximately $1.3 million and $2.6 million, respectively. These expenses are for general administrative purposes at our Pasadena Facility, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Depreciation and amortization expense included in operating expense for the three and six months ended June 30, 2013 was approximately $0.9 million and $1.8 million, respectively. This amount represents amortization of the intangible assets. The depreciation expense relating to fixed assets is a manufacturing cost which is distributed between cost of sales and finished goods inventory, based on product volumes. Selling, general and administrative expenses for the three and six months ended June 30, 2013 included approximately $0.1 million and $0.4 million, respectively, in integration related expenses.

RNP – Partnership and Unallocated Expenses

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Such expenses consist primarily of unit-based compensation expense, labor allocations from Rentech, accounting and tax fees, legal fees and taxes, certain insurance costs and board expense. The increase in partnership and unallocated expenses between the three months ended June 30, 2013 and 2012 was primarily due to an increase in business development expenses of approximately $0.1 million. The increase in partnership and unallocated expenses between the six months ended June 30, 2013 and 2012 was primarily due to increases in business development expenses of approximately $0.2 million, debt related fees of approximately $0.2 million, and increases in unit-based compensation of approximately $0.1 million, audit and tax of approximately $0.1 million, and legal fees of approximately $0.1 million.

Fulghum Fibres

Operating expenses were primarily comprised of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses for the three and six months ended June 30, 2013 were approximately $0.9 million. These expenses are for general administrative purposes, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Depreciation and amortization expense included in operating expense for the three and six months ended June 30, 2013 was approximately $0.7 million. This amount represents primarily amortization of the intangible assets. The depreciation expense relating to fixed assets is a manufacturing cost which is recorded in cost of sales.

Wood Pellets

Operating expenses were primarily comprised of selling, general and administrative expense, which included salaries, travel, acquisition and development costs associated with the Atikokan Acquisition and Wawa Acquisition, and other business development costs.

Energy Technologies

Operating expenses consist primarily of selling, general and administrative expense, research and development expense and depreciation and amortization expense.

Selling, general and administrative expenses were approximately $2.7 million for the three months ended June 30, 2013 compared to approximately $1.0 million for the three months ended June 30, 2012. The increase was primarily due to the inclusion of approximately $2.0 million in costs that were previously reported as research and development expense partially offset by a decrease in project development costs of approximately $0.3 million. These former research and development costs include third party costs in support of de-commissioning the PDU of approximately $1.0 million, various taxes of approximately $0.3 million, salaries of approximately $0.2 million, patent costs of approximately $0.2 million and approximately $0.3 million in total for consulting, travel, software and rent expense. Selling, general and administrative expenses were approximately $3.8 million for the six months ended June 30, 2013 compared to approximately $2.5 million for the six months ended June 30, 2012. The increase was primarily due to the inclusion of approximately $2.0 million in costs that were previously reported as research and development expense, as described above, partially offset by a decrease in project development costs of approximately $0.8 million.

Research and development expense was $0 for the three months ended June 30, 2013 compared to approximately $4.1 million for the three months ended June 30, 2012. Research and development expense was approximately $5.7 million for the six months ended June 30, 2013 compared to approximately $9.1 million for the six months ended June 30, 2012. These decreases were due to terminating research and development activities and ceasing operations, reducing staff at, and mothballing the PDU.

Depreciation and amortization expense was approximately $0.1 million for the three months ended June 30, 2013 compared to approximately $0.4 million for the three months ended June 30, 2012. Depreciation and amortization expense was approximately $0.1 million for the six months ended June 30, 2013 compared to approximately $0.8 million for the six months ended June 30, 2012. The decrease was due to amortization of patents in 2012, which were fully impaired as of December 31, 2012.

Corporate and Unallocated Expenses

Operating expenses consist primarily of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses were approximately $6.3 million for the three months ended June 30, 2013 compared to approximately $6.2 million for the three months ended June 30, 2012. Selling, general and administrative expenses were approximately $13.0 million for the six months ended June 30, 2013 compared to approximately $12.5 million for the six months ended June 30, 2012. Depreciation and amortization expense was approximately $0.1 million for the three months ended June 30, 2013 compared to approximately $0.2 million for the three months ended June 30, 2012. Depreciation and amortization expense was approximately $0.3 million for the six months ended June 30, 2013 compared to approximately $0.4 million for the six months ended June 30, 2012.

Operating Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Operating income (loss):
East Dubuque	$36,370	$43,958	$53,683	$64,716
Pasadena	138	—	1,994	—
RNP- partnership and unallocated expenses	(2,462)	(2,354)	(4,616)	(3,655)

Total RNP	34,046	41,604	51,061	61,061
Fulghum Fibres	845	—	845	—
Wood pellets	(812)	(235)	(1,883)	(321)
Energy technologies	(2,614)	(5,481)	(9,536)	(11,849)
Corporate and unallocated expenses	(6,391)	(6,440)	(13,345)	(12,866)

Total operating income	$25,074	$29,448	$27,142	$36,025

East Dubuque

Operating income was approximately $36.4 million for the three months ended June 30, 2013 compared to approximately $44.0 million for the three months ended June 30, 2012. Operating income was approximately $53.7 million for the six months ended June 30, 2013 compared to approximately $64.7 million for the six months ended June 30, 2012. The decreases were primarily due to lower revenues and higher cost of sales as a percentage of revenues partially offset by lower selling, general and administrative expenses and depreciation and amortization expense as described above.

Pasadena

Operating income was approximately $0.1 million and $2.0 million for the three and six months ended June 30, 2013 which was due to gross profit and operating expenses as described above.

RNP – Partnership and Unallocated Expenses

Operating loss was approximately $2.5 million for the three months ended June 30, 2013 compared to approximately $2.4 million for the three months ended June 30, 2012 which was due to operating expenses as described above. Operating loss was approximately $4.6 million for the six months ended June 30, 2013 compared to approximately $3.7 million for the six months ended June 30, 2012 which was due to operating expenses as described above.

Fulghum Fibres

Operating income was approximately $0.8 million for the three and six months ended June 30, 2013 which was due to gross profit and operating expenses as described above.

Wood Pellets

Operating loss was approximately $0.8 million for the three months ended June 30, 2013 compared to approximately $0.2 million for the three months ended June 30, 2012. Operating loss was approximately $1.9 million for the six months ended June 30, 2013 compared to approximately $0.3 million for the six months ended June 30, 2012.

Energy Technologies

Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses, research and development expenses and depreciation and amortization.

Corporate and Unallocated Expenses

Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses and depreciation and amortization.

ADJUSTED EBITDA

RNP’s Adjusted EBITDA is defined as net income plus interest expense and other financing costs, loss on debt extinguishment, loss on interest rate swaps, income tax expense and depreciation and amortization, net of gain in fair value adjustment to earn-out consideration. Fulghum’s Adjusted EBITDA is defined as net income plus interest expense and other financing costs and depreciation and amortization. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; and

•

our operating performance and return on invested capital compared to those of other publicly traded limited partnerships and other public companies, without regard to financing methods and capital structure.

Adjusted EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

The table below reconciles RNP’s Adjusted EBITDA, which is a non-GAAP financial measure, to net income for RNP for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$44,306	$25,679	$45,092	$30,004
Add back (deduct): non-RNP (income) loss	(15,585)	15,549	(1,362)	30,597

RNP net income	28,721	41,228	43,730	60,601
Add RNP Items :
Net interest expense	3,926	28	5,729	112
Loss on debt extinguishment	6,001	—	6,001	—
Gain on fair value adjustment to earn-out consideration	(4,823)	—	(4,611)	—
Loss on interest rate swaps	96	580	7	580
Income tax expense	125	—	205	—
Depreciation and amortization	4,388	3,312	7,995	5,777
Other	—	(232)	—	(232)

RNP’s Adjusted EBITDA	$38,434	$44,916	$59,056	$66,838

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to net income for Fulghum for the three and six months ended June 30, 2013.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2013	2013
	(in thousands)
Net income	$44,306	$45,092
Less: non-Fulghum income	(44,178)	(44,964)

Fulghum net income	128	128
Add Fulghum Items:
Net interest expense(1)	534	534
Depreciation and amortization	2,275	2,275
Other	183	183

Fulghum’s Adjusted EBITDA	$3,120	$3,120

(1)	In Fulghum’s historical financial statements for the fiscal years ended March 31, 2013 and 2012, filed with the SEC as Exhibit 99.1 to our Form 8-K/A filed on July 17, 2013, interest expense was recorded as a component of cost of revenue. We do not record interest expense as a component of cost of sales, but as interest expense under other income (expense).

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,649)	$17,317
Investing activities	(98,019)	(29,620)
Financing activities	95,799	(16,491)
Impact of exchange rates on cash	(21)	—

Net decrease in cash and cash equivalents	$(3,890)	$(28,794)

Operating Activities

Revenues were approximately $179.8 million for the six months ended June 30, 2013 compared to approximately $109.3 million for the six months ended June 30, 2012. The increase in revenue for the six months ended June 30, 2013 was primarily due to the Agrifos Acquisition and the Fulghum Acquisition. Deferred revenue decreased approximately $9.2 million during the six months ended June 30, 2013, versus a decrease of approximately $12.8 million during the six months ended June 30, 2012. The decrease during both periods was due to seasonality of our nitrogen fertilizer business, as product shipments on spring product prepayment contracts are typically made during the quarter ended June 30 of each year. The decrease for the six months ended June 30, 2013 was partially offset by an increase of approximately $7.8 million at our Pasadena Facility.

Net cash used in operating activities for the six months ended June 30, 2013 was approximately $1.6 million. We had net income of approximately $45.1 million for the six months ended June 30, 2013. Inventories increased by approximately $24.2 million during this period, which was due to lower than normal sales volume during the second quarter of 2013, as discussed in revenues above. Accrued liabilities decreased by approximately $36.8 million of which approximately $26.3 million was due to the release of valuation allowance resulting from recording of deferred tax liabilities related to the Fulghum Acquisition.

Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $17.3 million. We had net income of approximately $30.0 million for the six months ended June 30, 2012. Accounts receivable increased by approximately $3.1 million during the six months ended June 30, 2012. The increase in accounts receivable was due to a balance at December 31, 2011 that was lower than normal, caused by the turnaround in fall 2011 that lasted longer than normal turnarounds, resulting in less product available for sale during the three months ended December 31, 2011. Inventories increased by approximately $3.1 million during the six months ended June 30, 2012, which was due to normal seasonality of our nitrogen fertilizer business and the turnaround in fall 2011 that lasted longer than normal turnarounds, resulting in lower inventory levels at December 31, 2011.

Investing Activities

Net cash used in investing activities was approximately $98.0 million and $29.6 million, respectively, for the six months ended June 30, 2013 and 2012. The increase was primarily related to the Fulghum Acquisition, the Atikokan Acquisition and the Wawa Acquisition.

Financing Activities

Net cash provided by (used in) financing activities was approximately $95.8 million and ($16.5 million), respectively, for the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013, we issued the Notes for $320.0 million and paid off the Second 2012 Credit Agreement in the amount of approximately $205.0 million. RNP paid distributions to noncontrolling interests of approximately $19.7 million. During the six months ended June 30, 2012, RNLLC entered into the First 2012 Credit Agreement and borrowed approximately $20.2 million. RNP also paid distributions to noncontrolling interests of approximately $16.1 million. During the six months ended June 30, 2012, we also repurchased approximately 9.1 million shares of our common stock under our share repurchase program for approximately $16.7 million, including commissions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, our current assets totaled approximately $229.4 million, including cash and cash equivalents of approximately $137.8 million, of which approximately $112.8 million was held at RNP, and accounts receivable of approximately $13.7 million. At June 30, 2013, our current liabilities were approximately $93.1 million, and we had long-term liabilities of approximately $376.6 million, comprised primarily of the Notes and Fulghum debt.

RNP Activities

During the next 12 months, based on current market conditions, we expect RNP’s principal liquidity needs, including expansion and maintenance capital expenditures, to be met from RNP’s operating cash flow and cash on hand at RNP, including the remaining proceeds from the offering of the Notes. With these proceeds, we intend to fund all of the remaining costs of the following projects: our ammonia production and storage capacity expansion project and our nitric acid project at our East Dubuque Facility; and our ammonium sulfate debottlenecking and production capacity project, the replacement of our sulfuric acid converter, and our power generation project at our Pasadena Facility. Our maintenance capital expenditures totaled approximately $5.8 million and $3.7 million in the six months ended June 30, 2013 and 2012, respectively. Our maintenance capital expenditures are expected to be approximately $15.4 million for the year ending December 31, 2013 of which approximately $10.2 million will be funded from operating cash flow and approximately $5.2 million will be funded by proceeds from the Notes. This amount excludes the expected cost to replace the sulfuric acid converter, which will be a maintenance capital expenditure funded by a portion of the proceeds from the offering of the Notes. We intend to begin this project during the third quarter of 2013, and to complete it during 2014 for an estimated total cost of approximately $17.0 million, with approximately 60% of that cost to be expended in 2013. Our expansion capital expenditures totaled approximately $29.1 million and $26.9 million in the six months ended June 30, 2013 and 2012, respectively. Our expansion capital expenditures are expected to be approximately $77.0 million for the year ending December 31, 2013.

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

On April 12, 2013, we issued the Notes and entered into the 2013 Credit Agreement. For a description of the terms of the Notes and the 2013 Credit Agreement, see Note 10 to the consolidated financial statements included in this report.

We believe we have sufficient liquidity for our expected funding requirements at RNP through at least the next 12 months.

Non-RNP Activities

During the six months ended June 30, 2013, we funded our operations in our non-RNP activities primarily through cash on hand and cash distributions from RNP. We expect quarterly distributions from RNP to be a major source of liquidity for our non-RNP activities. Any distributions made by RNP to its unitholders will be done on a pro rata basis. We will receive 59.8% of RNP’s quarterly distributions to common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP. On July 23, 2013, the Board of the General Partner declared a cash distribution to RNP’s common unitholders and payments to holders of phantom units for the period April 1, 2013 through and including June 30, 2013 of $0.85 per unit or approximately $33.2 million in the aggregate. We will receive a distribution of approximately $19.8 million, representing our share of distributions based on our ownership of common units. The cash distribution will be paid on August 14, 2013 to unitholders of record at the close of business on August 7, 2013. The Indenture governing the Notes and the 2013 Credit Agreement contain important restrictions on RNP’s ability to make distributions to its common unitholders (including us).

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

Our primary needs for working capital for the next 12 months related to our energy technologies segment are expected to include administrative expenses, costs to maintain the site of the PDU, the cost of a small team tasked with monetizing the technology and costs to maintain the technology.

On April 22, 2013, we announced that our Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock through December 31, 2013. As of June 30, 2013, we have not repurchased any shares of our common stock under the program.

We estimate that the total cost to acquire and convert the Wawa Project and Atikokan Project will be approximately $70.0 million, of which approximately $60.0 million is expected to be expended during 2013. We expect to fund the cost of these projects from cash on hand, distributions from RNP, cash generated by Fulghum, cash from the sale of our Natchez property if completed, and anticipated joint venture investments from Graanul. Depending on conditions in the capital markets, we also may seek to sell certain assets and/or seek external funding to, among other things, provide additional certainty or backup liquidity regarding the funding of the costs of these wood pellet projects and additional investments in our fibre segment, including financing from the sale of common stock or other securities or the incurrence of debt. However, there is no assurance that these sources of capital would be available to us.

On July 9, 2013, we filed a shelf registration statement with the SEC, which allows us from time to time, in one or more offerings, to offer and sell up to $200.0 million in aggregate initial offering price of debt securities, common stock, preferred stock, depositary shares, warrants, rights to purchase shares of common stock and/or any of the other registered securities or units of any of the other registered securities. Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

During the next 12 months, we expect the liquidity needs of our non-RNP activities, excluding the Wawa Project and Atikokan Project, could be met from cash on hand, distributions from RNP and cash generated by Fulghum. We believe we have sufficient liquidity for these expected funding requirements through the next 12 months. If the Atikokan Project and Wawa Project are each transferred to the JV, we expect to have enough liquidity to meet our funding obligations under the JV Agreement for the Atikokan Project and Wawa Project.

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

•

Our obligations under natural gas forward purchase contracts increased by approximately $1.9 million to approximately $9.4 million. As of June 30, 2013, the natural gas forward purchase contracts included delivery dates through December 31, 2013. During July 2013, we entered into fixed quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2013. The total MMBtus associated with these additional forward purchase contracts are approximately 0.7 million and the total amount of the purchase commitments are approximately $2.7 million, resulting in a weighted average rate per MMBtu of $3.66. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

•

Purchase obligations increased by approximately $24.8 million to approximately $45.8 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project at our East Dubuque Facility and the power generation project at our Pasadena Facility.

•

On April 17, 2013, we entered into the EPC Contract with Abeinsa. The EPC Contract provides for Abeinsa to be the contractor on our power generation project at our Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by the fourth quarter of 2014.

•

On April 30, 2013, we entered into the Drax Contract with Drax. Under the Drax Contract, we are required to sell the full output of wood pellets from the Wawa Project to Drax, with the first delivery under the contract scheduled for the fourth quarter of calendar year 2014.

•

In connection with the Drax Contract, on April 30, 2013, we and Quebec Stevedoring entered into the Port Agreement pursuant to which Quebec Stevedoring is required to provide stevedoring, terminalling and warehousing services to us at the Port of Quebec. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, Quebec Stevedoring is required to invest approximately $20.0 million to build handling equipment and 75,000 metric tons of wood pellet storage exclusively for our use at the port, with the same amount becoming a lease obligation for us.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We may be exposed to interest rate risks related to the 2013 Credit Agreement. Borrowings under the 2013 Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If we maintain a secured leverage ratio of less than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If we maintain a secured leverage ratio equal or greater than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings. As of the date of this report, we had no outstanding borrowings under the 2013 Credit Agreement. Assuming the entire $35.0 million was outstanding under the 2013 Credit Agreement, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of approximately $0.4 million.

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

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the six months ended June 30, 2013, approximately 97% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand for ammonium sulfate and other nitrogen fertilizers, and by other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. If the price of our products falls rapidly, we may not be able to recover the costs of our raw materials inventory that was purchased at an earlier time when commodity prices were at higher levels. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting. Due to the Fulghum Acquisition discussed below, there were significant changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 1, 2012, the Agrifos Acquisition closed and, on May 1, 2013, the Fulghum Acquisition closed. We are currently in the process of integrating RNPLLC’s and Fulghum’s operations, processes, and internal controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 11 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

As a result of the completion of the Wawa Acquisition and the Atikokan Acquisition, we are subject to risks relating to our proposed wood pellet business, some of which are discussed below and others of which are described generally in our other periodic and current reports filed with the SEC, including in “Part I – Item 1A. Risk Factors” of the Annual Report and “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on May 9, 2013 (the “Quarterly Report”). The risks described in the Annual Report, the Quarterly Report and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factors set forth below update, and should be read together with, the risk factors disclosed in “Part I – Item IA. Risk Factors” of the Annual Report and “Part II – Item 1A. Risk Factors” of the Quarterly Report.

The wood pellet industry is dependent, in significant part, on government regulations over which we have no control.

The demand for wood pellets for energy production is driven, in significant part, by government imposed policies and incentives. For example, the “Renewables Obligation” imposed by the United Kingdom in 2002 requires all electricity suppliers licensed in the United Kingdom to source a specified and annually increasing proportion of electricity from eligible renewable resources, or such suppliers will face a penalty. Under current law, the Renewables Obligation will remain in place through 2037. However, the demand for wood pellets could decrease significantly in the event that the Renewables Obligation or other similar government policies are modified or withdrawn. Any such change in government policies could have a material adverse effect on our business, financial condition and results of operations.

The energy industry is highly competitive. Our proposed wood pellet business may not successfully compete with other forms of energy.

Our proposed wood pellet business will face intense competition from well-established, conventional forms of energy, including petroleum, coal and natural gas. These forms of energy are abundant and widely accepted by consumers, and we may not be able to successfully compete with them. If we complete wood pellet projects and the price of these competing fuels declines as a result of the discovery of new deposits of oil, gas or coal or otherwise, this likely would weaken demand for our wood pellet products. Our wood pellet projects also will compete with other forms of renewable energy, many of which are developing and could attain greater market acceptance than electricity generated from wood pellets. Any failure of our proposed wood pellet business to successfully compete with other forms of energy could have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S., global, or regional economic conditions could have an adverse effect on the profitability of some or all of our businesses.

A decline in economic activity in the U.S. and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-U.S. markets, or reduce the U.S. dollar value of revenue we receive from other markets.

Our operations outside the United States may be adversely affected by the operation of laws in those jurisdictions.

Our operations in non-U.S. jurisdictions are subject to the laws of the jurisdictions in which they operate. Laws in some jurisdictions differ in significant respects from those in the U.S., and these differences can affect our ability to react to changes in our business and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.

Our Atikokan Project and Wawa Project are located in rural areas outside of the United States which may adversely affect the total development costs and timing of the projects.

We could face significant difficulties in developing the Atikokan Project and Wawa Project arising from their locations in rural areas outside of the United States. These difficulties could include:

•	increase in development costs and delay due to transporting machinery and equipment, and construction personnel to remote sites;

•	added expense and time due to potential infrastructure upgrades needed, but currently unknown, at the sites;

•	strain on us to properly monitor activities outside the United States;

•	added expense to us to establish and enforce proper controls and safety procedures at the sites;

•	the ability to obtain necessary permits; and

•	expenditures related to the cost of compliance with environmental, health and safety laws and standards.

There can be no assurance that we will be able to complete the development of these projects or future projects on budget and on time. Any failure by us to complete these projects could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On April 22, 2013, we announced that our Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock through December 31, 2013. As of June 30, 2013, we have not repurchased any shares of our common stock under the program. The share repurchase program is subject to blackout periods under our insider trading policy. We may buy shares in the open market or through privately negotiated transactions from time to time through the expiration of the program on December 31, 2013 as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The plan does not obligate us to acquire any particular amount of common stock, and can be implemented, suspended or discontinued at any time without prior notice at our sole discretion.

ITEM 6.	EXHIBITS.

Exhibit Index

2.1*	Stock Purchase Agreement, dated as of May 1, 2013, among the Company, the Buyer, the Sellers and Anthony M. Hauff, as the Sellers’ representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on May 7, 2013).

10.1	Second Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 5, 2013).

10.2	Amended and Restated Joint Venture and Operating Agreement of Rentech Graanul, LLC, dated April 30, 2013, by and among the parties specified therein.

10.3**	Agreement for the Sale and Purchase of Biomass, dated April 30, 2013 between Drax Power Limited and RTK WP Canada, ULC.

10.4**	Master Services Agreement, dated April 30, 2013 between RTK WP Canada, ULC and Quebec Stevedoring Company Limited.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

*	Schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith. The Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.
**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 8, 2013	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: August 8, 2013	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer