Form 10-Q
period 2013-09-30
RENTECH INC /CO/
filed 2013-11-07
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2013 was 226,818,019.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$180,418	$141,736
Accounts receivable	28,920	9,705
Inventories	37,966	27,140
Prepaid expenses and other current assets	8,585	7,046
Deferred income taxes	766	766
Other receivables, net	3,945	4,670
Intangible assets	5,758	—

Total current assets	266,358	191,063

Property, plant and equipment, net	230,622	134,195

Construction in progress	119,615	61,417

Other assets
Goodwill	51,271	56,592
Intangible assets	49,783	26,185
Debt issuance costs	9,749	6,458
Property held for sale	4,641	2,475
Deposits and other assets	2,043	817

Total other assets	117,487	92,527

Total assets	$734,082	$479,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,334	$17,788
Accrued payroll and benefits	7,336	8,445
Accrued liabilities	23,929	17,044
Deferred revenue	35,504	29,699
Debt	16,364	7,750
Accrued interest	10,032	142
Asset retirement obligation	2,469	2,776
Other	1,675	360

Total current liabilities	117,643	84,004

Long-term liabilities
Debt	410,311	185,540
Earn-out consideration	1,571	4,920
Deferred income taxes	2,646	766
Other	8,628	2,904

Total long-term liabilities	423,156	194,130

Total liabilities	540,799	278,134

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 226,368 and 224,121 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,264	2,241
Additional paid-in capital	540,636	539,448
Accumulated deficit	(370,808)	(383,807)
Accumulated other comprehensive income	77	105

Total Rentech stockholders’ equity	172,169	157,987
Noncontrolling interests	21,114	43,081

Total equity	193,283	201,068

Total liabilities and stockholders’ equity	$734,082	$479,202

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues
Product sales	$96,621	$60,118	$262,934	$169,311
Service revenues	18,663	52	30,545	154
Other revenues	478	—	2,103	—

Total revenues	115,762	60,170	295,582	169,465

Cost of sales
Product	80,272	25,080	185,372	65,984
Service	14,291	50	23,925	150

Total cost of sales	94,563	25,130	209,297	66,134

Gross profit	21,199	35,040	86,285	103,331

Operating expenses
Selling, general and administrative expense	15,195	12,058	44,363	33,832
Research and development	—	5,563	5,747	14,675
Depreciation and amortization	2,454	670	5,455	2,486
Loss on goodwill impairment	30,029	—	30,029	—
Net (gain) loss on sale of fixed assets	(6,248)	237	(6,220)	285
Other	(15)	(92)	(15)	(577)

Total operating expenses	41,415	18,436	79,359	50,701

Operating income (loss)	(20,216)	16,604	6,926	52,630

Other income (expense), net
Interest expense	(4,753)	(828)	(11,020)	(5,288)
Loss on debt extinguishment	—	—	(6,001)	—
Gain on fair value adjustment to earn-out consideration	586	—	5,197	—
Other expense, net	(68)	(265)	(179)	(652)

Total other expenses, net	(4,235)	(1,093)	(12,003)	(5,940)

Income (loss) from continuing operations before income taxes and equity in loss of investee	(24,451)	15,511	(5,077)	46,690
Income tax (benefit) expense	(976)	68	(26,729)	1,243

Income (loss) from continuing operations before equity in loss of investee	(23,475)	15,443	21,652	45,447
Equity in loss of investee	103	—	138	—

Income (loss) from continuing operations	(23,578)	15,443	21,514	45,447
Income from discontinued operations, net of tax	—	134	—	134

Net income (loss)	(23,578)	15,577	21,514	45,581
Net (income) loss attributable to noncontrolling interests	8,985	(11,307)	(8,515)	(35,056)

Net income (loss) attributable to Rentech common shareholders	$(14,593)	$4,270	$12,999	$10,525

Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(0.06)	$0.02	$0.06	$0.05
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$(0.06)	$0.02	$0.06	$0.05

Diluted:
Continuing operations	$(0.06)	$0.02	$0.05	$0.04
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$(0.06)	$0.02	$0.05	$0.04

Weighted-average shares used to compute net income (loss) per common share:
Basic	226,305	220,063	225,840	223,572

Diluted	226,305	229,815	232,171	232,773

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net income (loss)	$(23,578)	$15,577	$21,514	$45,581

Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	(5)	—	3	—
Foreign currency translation	—	—	(30)	—

Other comprehensive loss	(5)	—	(27)	—

Comprehensive income (loss)	(23,583)	15,577	21,487	45,581
Less: net (income) loss attributable to noncontrolling interests	8,985	(11,307)	(8,515)	(35,056)
Less: other comprehensive income (loss) attributable to noncontrolling interests	2	—	(1)	—

Comprehensive income (loss) attributable to Rentech	$(14,596)	$4,270	$12,971	$10,525

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Rentech Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interests	Equity
	(Unaudited)
Balance, December 31, 2011	225,231	$2,252	$576,403	$(369,807)	$—	$208,848	$39,425	$248,273
Common stock issued for services	260	3	(3)	—	—	—	—	—
Common stock issued for acquisition	2,000	20	(20)	—	—	—	—	—
Common stock issued for stock options exercised	161	2	183	—	—	185	—	185
Common stock issued for warrants exercised	1,336	13	703	—	—	716	—	716
Payment of stock issuance costs	—	—	(40)	—	—	(40)	—	(40)
Distributions to noncontrolling interests	—	—	—	—	—	—	(33,845)	(33,845)
Equity-based compensation expense	—	—	8,023	—	—	8,023	891	8,914
Restricted stock units	376	4	(145)	—	—	(141)	—	(141)
Repurchase of common stock, including commissions	(9,084)	(91)	(16,630)	—	—	(16,721)	—	(16,721)
Net income	—	—	—	10,525	—	10,525	35,056	45,581
Other	—	—	32	—	—	32	(113)	(81)

Balance, September 30, 2012	220,280	$2,203	$568,506	$(359,282)	$—	$211,427	$41,414	$252,841

Balance, December 31, 2012	224,121	$2,241	$539,448	$(383,807)	$105	$157,987	$43,081	$201,068
Noncontrolling interests	—	—	—	—	—	—	4,000	4,000
Acquisition of additional interest in subsidiary	—	—	(536)	—	—	(536)	(1,964)	(2,500)
Common stock issued for services	178	2	(2)	—	—	—	—	—
Common stock issued for stock options exercised	313	3	126	—	—	129	—	129
Payment of stock issuance costs	—	—	(48)	—	—	(48)	—	(48)
Distributions to noncontrolling interests	—	—	—	—	—	—	(33,075)	(33,075)
Equity-based compensation expense	—	—	5,113	—	—	5,113	556	5,669
Restricted stock units	1,756	18	(3,465)	—	—	(3,447)	—	(3,447)
Net income	—	—	—	12,999	—	12,999	8,515	21,514
Other comprehensive income	—	—	—	—	(28)	(28)	1	(27)

Balance, September 30, 2013	226,368	$2,264	$540,636	$(370,808)	$77	$172,169	$21,114	$193,283

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net income	$21,514	$45,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,669	11,216
Utilization of spare parts	2,377	763
Write-down of inventory	7,334	—
Non-cash interest expense	315	5,132
Net (gain) loss on sale of fixed assets	(6,220)	285
Loss on goodwill impairment	30,029	—
Loss on debt extinguishment	6,001	—
(Gain) loss on interest rate swaps	(17)	903
Stock-based compensation	5,669	8,914
Other	(178)	(810)
Changes in operating assets and liabilities:
Accounts receivable	(15,279)	1,163
Other receivables	6,054	800
Inventories	(15,654)	(1,326)
Deposits on gas contracts	—	2,807
Prepaid expenses and other current assets	(75)	(1,521)
Accounts payable	(7,710)	1,928
Deferred revenue	4,745	5,597
Accrued interest	7,753	—
Accrued liabilities, accrued payroll and other	(38,440)	(11,090)

Net cash provided by operating activities	26,887	70,342

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(60,450)	(42,375)
Payment for acquisitions	(65,583)	—
Proceeds from disposal of fixed assets	9,146	—
Other items	(665)	(186)

Net cash used in investing activities	(117,552)	(42,561)

Cash flows from financing activities
Proceeds from debt	385,600	26,990
Payments to retire credit facility	(205,015)	—
Payments on debt	(7,425)	—
Payment of debt issuance costs	(9,827)	(2,793)
Payments on notes payable for financed insurance premiums	—	(1,000)
Repurchase of common stock, including commissions	—	(16,721)
Payment of stock issuance costs	(48)	(40)
Payment of offering costs	(972)	(245)
Proceeds from options and warrants exercised	129	901
Distributions to noncontrolling interests	(33,075)	(33,845)

Net cash provided by (used in) financing activities	129,367	(26,753)

Impact of exchange rates on cash	(20)	—

Increase in cash	38,682	1,028
Cash and cash equivalents, beginning of period	141,736	237,478

Cash and cash equivalents, end of period	$180,418	$238,506

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Fair value of assets and liabilities assumed in acquisition	$174,032	$—
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	18,067	5,599
Restricted stock units surrendered for withholding taxes payable	3,447	141
Contingent consideration related to acquisition	1,850	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of September 30, 2013, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Annual Report”).

On May 1, 2013, the Company acquired all of the capital stock of Fulghum Fibres, Inc. (“Fulghum”). Upon the closing of this transaction (the “Fulghum Acquisition”), Fulghum became a wholly-owned subsidiary of the Company. Fulghum provides wood fibre processing services and wood yard operations, and sells wood chips to the pulp and paper sector. Through Fulghum and its subsidiaries, the Company now operates 32 wood chipping mills, of which 26 are located in the United States, five are located in Chile and one is located in Uruguay. Noncontrolling interests of $4.0 million represent the non-acquired ownership interests in the subsidiaries located in Chile and Uruguay as of May 1, 2013. During the three months ended September 30, 2013, Fulghum acquired an additional equity interest of approximately 13% in the subsidiary located in Chile. Fulghum currently owns approximately 88% and 87% of the equity interests in the subsidiaries located in Chile and Uruguay, respectively. For information on the Fulghum Acquisition refer to Note 3 – Fulghum Acquisition.

The final purchase price of the Fulghum Acquisition and the Agrifos Acquisition, as defined in Note 4 – Agrifos Acquisition, and the allocation thereof will not be known until the final working capital, income tax and other adjustments are completed. The Company will finalize the accounting for each of these acquisitions within one year of the respective acquisition date.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following describes certain accounting policies applicable to Fulghum:

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

Chip Mill, Wood Chip and Wood Pellet Revenue Recognition – For sales which are not accounted for as operating leases as described above, the Company recognizes revenue at the time the service is provided or when customers take ownership upon shipment from the facilities of the chips or pellets and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable. Revenues associated with tolling arrangements are included in service revenues and sales of product under offtake agreements are included in product sales in our consolidated statements of operations.

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

The Company has evaluated events occurring between September 30, 2013 and the date of these financial statements to ensure that such events are properly reflected in these statements.

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

In July 2013, the FASB issued guidance as to when an unrecognized tax benefit should be classified as a reduction of a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. It is effective for the Company’s interim period beginning on January 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The Company’s preliminary purchase price allocation as of May 1, 2013 is as follows (amounts in thousands):

Cash	$10,397
Accounts receivable	3,936
Inventories	2,389
Prepaid expenses and other current assets	952
Other receivables, net	5,345
Property, plant and equipment	94,006
Intangible assets (Trade name - $5,496 and Processing agreements - $27,000)	32,496
Goodwill	24,069
Other assets	440
Accounts payable	(7,022)
Accrued liabilities	(2,605)
Customer deposits	(1,059)
Asset retirement obligation	(178)
Credit facility and loans	(60,650)
Unfavorable processing agreements	(6,161)
Deferred income taxes	(29,052)
Noncontrolling interests	(4,000)

Total preliminary purchase price	$63,303

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

The operations of Fulghum are included in the consolidated statement of operations effective May 1, 2013. During the three months ended September 30, 2013, the Company recorded revenue and net income related to Fulghum of approximately $22.4 million and $0.8 million, respectively. During the nine months ended September 30, 2013, the Company recorded revenue and net income related to Fulghum of approximately $38.5 million and $0.9 million, respectively. Acquisition related costs for this acquisition totaled approximately $0.7 million and $1.8 million for the three and nine months ended September 30, 2013, respectively, and have been included in the consolidated statements of operations within selling, general and administrative expense.

Pro Forma Information

The unaudited pro forma information has been prepared as if the Fulghum Acquisition and the Agrifos Acquisition, as defined in Note 4 – Agrifos Acquisition, had taken place on January 1, 2012. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transactions actually taken place on January 1, 2012, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	For the Nine Months Ended September 30, 2013
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$295,582	$36,683	$332,265
Net income (loss)(1)	$21,514	$(26,656)	$(5,142)
Net income (loss) attributable to Rentech	$12,999	$(26,791)	$(13,792)
Basic net income (loss) per common share attributable to Rentech	$0.06	$(0.12)	$(0.06)
Diluted net income (loss) per common share attributable to Rentech	$0.05	$(0.11)	$(0.06)

	For the Nine Months Ended September 30, 2012
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$169,465	$197,343	$366,808
Net income(1)	$45,581	$23,911	$69,492
Net income attributable to Rentech	$10,525	$25,437	$35,962
Basic net income per common share attributable to Rentech	$0.05	$0.11	$0.16
Diluted net income per common share attributable to Rentech	$0.04	$0.11	$0.15

(1)	As discussed in Note 15 – Income Taxes, during the nine months ended September 30, 2013, there was a release of a valuation allowance resulting from recording deferred tax liabilities from the Fulghum Acquisition. Since the pro forma information is presented as if the transaction had taken place on January 1, 2012, the release of the valuation allowance is included in the pro forma results for the nine months ended September 30, 2012 and excluded from the pro forma results for the nine months ended September 30, 2013.

Fulghum Operations

Each of the Company’s mills typically operates under an exclusive processing agreement with a single customer. Under each agreement, the customer is responsible for procuring and delivering wood, and Fulghum is paid a processing fee based on tons processed, with minimum and maximum fees based on volumes. In most cases, if the customer fails to deliver the minimum contracted volume, it must pay liquidated damages to Fulghum. Generally, under the terms of the Company’s processing agreements, customers have the option to purchase the mill equipment for a pre-negotiated amount (which decreases over time). Fulghum’s Chilean operations also include the sale of wood chips for export and the local sale of bark for power production. In both situations, the wood is either supplied by the customer or purchased by Fulghum.

Note 4 — Agrifos Acquisition

The Company adjusted the preliminary purchase price related to its acquisition on November 1, 2012 of Agrifos LLC (the “Agrifos Acquisition”). The adjusted preliminary purchase price consisted of the following (amounts in thousands):

Cash (through borrowings under the Second 2012 Credit Agreement) less working capital adjustments	$136,308
Fair market value of 538,793 Common Units issued	20,000
Estimate of potential earn-out consideration(1)	4,920

Total adjusted preliminary purchase price	$161,228

(1)	The amount of earn-out consideration reflected in the table above reflects the Company’s estimate, as of November 1, 2012, of the amount of the earn-out consideration RNP will be required to pay pursuant to the Purchase Agreement, as defined in Note 5 – Fair Value. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. As of September 30, 2013, the fair value of the potential earn-out consideration was $0.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

RNP’s adjusted preliminary purchase price allocation as of November 1, 2012 is as follows (amounts in thousands):

Cash	$2,622
Accounts receivable	3,204
Inventories	30,373
Prepaid expenses and other current assets	566
Property, plant and equipment	68,688
Construction in progress	7,011
Intangible assets (Technology - $23,680 and Marketing Agreement - $3,088)	26,768
Goodwill	57,231
Other assets	73
Accounts payable	(10,638)
Accrued liabilities	(6,640)
Customer deposits	(13,301)
Asset retirement obligation	(2,776)
Other long-term liabilities	(1,953)

Total adjusted preliminary purchase price	$161,228

During the nine months ended September 30, 2013, RNP and the seller finalized the working capital adjustments which resulted in an increase in the preliminary purchase price of approximately $0.3 million. The working capital adjustments receivable was recorded separately from the purchase price allocation shown above. The finalization and recording of the cash receipt resulted in cash increasing by approximately $2.2 million and other receivables decreasing by approximately $2.5 million. During the nine months ended September 30, 2013, RNP recognized adjustments to the preliminary purchase price allocation with an increase in fair value to goodwill of approximately $0.6 million and accrued liabilities of approximately $0.3 million. The Company will finalize the accounting for the Agrifos Acquisition during the fourth quarter of 2013.

The unaudited pro forma information relating to the Agrifos Acquisition is reflected in the pro forma information shown in Note 3 – Fulghum Acquisition.

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

The following table presents the financial instruments that require fair value disclosure as of September 30, 2013.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Notes	$319,002	$—	$—	$320,000
Fulghum debt	$—	$55,265	$—	$56,675
Revolving Loan	$—	$50,000	$—	$50,000
Earn-out consideration	$—	$—	$1,571	$1,571

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities and term loan	$—	$193,290	$—	$193,290
Interest rate swaps	$—	$929	$—	$929
Earn-out consideration	$—	$—	$4,920	$4,920

Notes

The Notes, as defined in Note 11 – Debt, are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

Fulghum Debt

Fulghum’s debt is deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value was determined by management using an independent, third party valuations company.

Revolving Loan

The Revolving Loan, as defined in Note 11 – Debt, is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. It was concluded that the carrying value of the Revolving Loan approximates the fair value of such loan as of September 30, 2013 because the agreement for the loan was executed near quarter end, on September 23, 2013.

Credit Facilities and Term Loan

The credit facilities and term loan were deemed to be Level 2 financial instruments because the measurement was based on observable market data. RNP used part of the proceeds from the offering of the Notes to repay in full and terminate the Second 2012 Credit Agreement, as defined in Note 11 – Debt, and related interest rate swaps.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Net gain (loss) on interest rate swaps:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Realized loss	$—	$(4)	$(24)	$(4)
Unrealized gain (loss)	—	(323)	17	(903)

Total net loss on interest rate swaps	$—	$(327)	$(7)	$(907)

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

The earn-out consideration includes potential additional consideration RNP may be required to pay under the Membership Interest Purchase Agreement (the “Purchase Agreement”) relating to the Agrifos Acquisition. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Purchase Agreement, over a two year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of RNP’s products and feedstocks, as well as product profitability and production. For the three and nine months ended September 30, 2013, the fair value of the liability decreased by approximately $0.3 million and $4.9 million, respectively. At September 30, 2013, the fair value of the potential earn-out consideration relating to the Agrifos Acquisition was $0. The decrease in fair value was a result of lower than expected profitability in 2013 due primarily to unfavorable weather and increased Chinese exports, as well as a reduced outlook for longer-term profitability due to reduced levels of nitrogen fertilizer prices. Due to an unusually wet spring, there was a shortened planting season which resulted in lower ammonium sulfate revenues during the nine months ended September 30, 2013. In addition, significant volumes of urea were exported from China and this supply suppressed global urea and other nitrogen fertilizer prices.

At September 30, 2013, the earn-out consideration also includes approximately $1.6 million of potential earn-out consideration relating to the Atikokan Acquisition, as defined in Note 7 – Property, Plant and Equipment and Construction in Progress. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Acquisition, over a ten year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production. The Company provided a loan to the sellers of approximately $0.9 million, which will be repayable from any earn-out consideration.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three and nine months ended September 30, 2013.

Note 6 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Finished goods	$33,050	$21,756
Raw materials	4,701	5,269
Other	215	115

Total inventory	$37,966	$27,140

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the three months ended September 30, 2013, the Company incurred an approximate $5.0 million write-down of ammonium sulfate inventory to market value due to lower market prices of ammonium sulfate, in accordance with accounting guidance. During the nine months ended September 30, 2013, the Company incurred an approximate $7.3 million write-down of ammonium sulfate, sulfur and sulfuric acid inventory to market value due primarily to lower market prices of ammonium sulfate, in accordance with accounting guidance.

Note 7 — Property, Plant and Equipment and Construction in Progress

Property, plant and equipment consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Land and land improvements	$25,901	$22,988
Buildings and building improvements	29,062	27,120
Machinery and equipment	230,235	135,636
Furniture, fixtures and office equipment	1,134	1,085
Computer equipment and computer software	7,485	5,981
Vehicles	5,040	309
Leasehold improvements	3,225	114
Conditional asset (asbestos removal)	210	210

	302,292	193,443
Less accumulated depreciation	(71,670)	(59,248)

Total property, plant and equipment, net	$230,622	$134,195

Construction in progress consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
East Dubuque Facility	$89,630	$52,435
Pasadena Facility	23,542	8,512
Fulghum Fibres	603	—
Wawa Project	1,557	—
Atikokan Project	2,683	—
Other	1,600	470

Total construction in progress	$119,615	$61,417

The construction in progress balance at September 30, 2013 includes approximately $4.0 million of capitalized interest costs.

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

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8 — Joint Venture

In connection with the Fulghum Acquisition, the Company entered into a joint venture with Graanul Invest AS (“Graanul”), a European producer of wood pellets, for the potential development and construction of, and investment in, wood pellet plants in the United States and Canada. The Company and Graanul each own a 50% equity interest in the joint venture (the “JV”) which is accounted for under the equity method. For the three and nine months ended September 30, 2013, the JV’s loss, which is shown as equity in loss of investee in the consolidated statements of operations, was $0.1 million.

Note 9 — Property Held for Sale

During the nine months ended September 30, 2013, the Company reclassified its research and development Product Demonstration Unit (“PDU”), located in Commerce City, Colorado, from property, plant and equipment, net to property held for sale. The PDU is available for immediate sale and is being actively marketed for sale. On August 15, 2013, the Company sold a property held for sale located in Natchez, Mississippi (“Natchez”) for approximately $8.6 million, resulting in a gain on sale of approximately $6.3 million. As of September 30, 2013, property held for sale only includes the PDU. There are no discontinued operations associated with these properties. Both properties are included in the energy technologies segment.

Note 10 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2012 – Pasadena	$56,592
Increase attributable to Pasadena	639
Fulghum Acquisition	24,069
Goodwill impairment – Pasadena	(30,029)

Balance at September 30, 2013	$51,271

The Company tests goodwill for impairment annually, or more often if an event or circumstances indicates an impairment may have occurred. The inventory impairment (see Note 6 – Inventories), negative gross margin and EBITDA in the three months ended September 30, 2013 and revised cash flow projections developed during the three months ended September 30, 2013 indicated that an impairment of the goodwill related to the Pasadena Facility was probable.

Ammonium sulfate is the primary product of the Pasadena Facility. Results for the three and nine months ended September 30, 2013 and our projections of future cash flow from the production and sale of this product are worse than the results originally projected in late 2012, when the Company acquired Agrifos. The expected results and cash flows as of 2012 were utilized to allocate the purchase price of the Agrifos Acquisition, as described in Note 4 – Agrifos Acquisition. The primary cause of the reduction in the estimated fair value of the Pasadena reporting unit is the decline in the cash flow expected to be generated from the sale of ammonium sulfate, compared to the expectations at the time of the acquisition. A major cause of the lower expected cash flows is a decline in the level of prices, and expected prices, for nitrogen fertilizer caused by, among other things, lower corn prices, poor weather conditions for fertilizer application throughout the United States in 2013 and increased supply of urea from China.

Factors that affect cash flows include, but are not limited to, product prices; product sales volumes; feedstock prices and availability; labor, maintenance, and other operating costs; required capital expenditures, and plant productivity. The Pasadena Facility generated negative EBITDA during the three months ended September 30, 2013, and is expected to generate negative EBITDA in the three months ended December 31, 2013. EBITDA is currently expected to be positive in 2014, but the current projection is well below the projection at the time of the acquisition, and is based on current and projected levels of prices for the products of, and inputs for, the Pasadena Facility. Current and projected prices for the products and inputs are below the levels at the time of the acquisition, yielding expectations for lower variable dollar margins per ton of product, even though percentage margins are expected to be consistent with those at the time of the acquisition because the prices of ammonium sulfate and its major raw materials have dropped by similar percentages. Lower dollar variable margins provide fewer dollars per ton sold to cover the fixed costs of the facility, resulting in reduced expectations of cash generated by the facility in a lower-price environment. In addition, the Pasadena Facility’s production has been lower than expected due to plant outages, and costs have been higher than expected due to higher maintenance expense.

The analysis of the potential impairment of goodwill is a two step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involves a high degree of judgement and consists of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena reporting unit is based upon various assumptions and is based on the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”). The Income Approach valuation method requires the Company to make projections of revenue and operating costs over a multi-year period. Additionally, the Company made an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Based upon its analysis of the value of the Pasadena reporting unit using the Income Approach, the Company believes it is probable that the Pasadena reporting unit had a carrying value in excess of its fair value at September 30, 2013. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in accounting guidance.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date, or September 30, 2013 in this case. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment and the Company did not adjust the net book value of the assets and liabilities on its balance sheet other than goodwill as a result of this process. The estimated difference between fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge of $30.0 million is the difference between the $57.2 million carrying amount of goodwill and the $27.2 million implied value of goodwill upon the completion of step two.

Significant effort is required to determine the implied fair value of a reporting unit’s goodwill in step two of the goodwill impairment test and although the Company is unable to fully complete the process before filing this report, the $30.0 million impairment is its best estimate of the probable loss which will be finalized in the fourth quarter of 2013.

Note 11 — Debt

First and Second 2012 Credit Agreements

On February 28, 2012, RNLLC entered into a credit agreement (the “First 2012 Credit Agreement”). The First 2012 Credit Agreement consisted of (i) a $100.0 million multiple draw term loan, and (ii) a $35.0 million revolving facility.

On October 31, 2012, RNLLC, RNP, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “Second 2012 Credit Agreement”). The Second 2012 Credit Agreement amended, restated and replaced the First 2012 Credit Agreement. The Second 2012 Credit Agreement consisted of (i) a $110.0 million multiple draw term loan to be used by RNP and its subsidiaries for expansion projects and general partnership purposes, (ii) a $155.0 million term loan to fund the Agrifos Acquisition and (iii) the $35.0 million revolving credit facility.

RNP Notes Offering

On April 12, 2013, RNP and Rentech Nitrogen Finance Corporation, a wholly-owned subsidiary of RNP (“Finance Corporation” and collectively with RNP, the “Issuers”), issued $320.0 million of 6.5% second lien senior secured notes due 2021 (the “Notes”) to qualified institutional buyers and non-U.S. persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears with the first interest payment due on October 15, 2013. The Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. RNP used part of the net proceeds from the offering to repay in full and terminate the Second 2012 Credit Agreement and related interest rate swaps, and intends to use the remaining proceeds to pay for expenditures related to its expansion projects and for general partnership purposes. The payoff of the Second 2012 Credit Agreement resulted in a loss on debt extinguishment, for the nine months ended September 30, 2013, of approximately $6.0 million.

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

Additionally, the Borrowers are required to pay a fee to the lenders under the 2013 Credit Agreement on the average undrawn available portion of the Credit Facility at a rate equal to 0.50% per annum. The Borrowers must also pay a fee to the lenders under the 2013 Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings, plus all customary letter of credit fees on issued letters of credit.

All of RNP’s existing subsidiaries (other than Finance Corporation) guarantee, and certain of RNP’s future domestic subsidiaries will guarantee, RNP’s obligations pursuant to the 2013 Credit Agreement. The 2013 Credit Agreement, any hedging agreements issued by lenders under the 2013 Credit Agreement and the subsidiary guarantees are collateralized by the same collateral securing the Notes, which includes substantially all of RNP’s assets and all of the assets of its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the 2013 Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the Notes, subject to a first lien cap (equal to the greater of $65 million or 20% of RNP’s consolidated net tangible assets (as defined in the Indenture governing the Notes), plus obligations in respect of the first-priority secured indebtedness and obligations under certain hedging agreements and cash management agreements).

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

Fulghum Debt

As of September 30, 2013, Fulghum had outstanding debt of approximately $55.3 million with a weighted average interest rate of approximately 6.8%. The debt consists primarily of term loans with various financial institutions with each term loan collateralized by specific property and equipment. The term loans have maturity dates ranging from 2013 through 2028. Approximately $50.5 million and $4.8 million of the outstanding debt is with financial institutions located in the United States and South America, respectively.

Fulghum debt at September 30, 2013 consisted of the following (in thousands):

Outstanding debt	$55,250
Plus unamortized premium	1,425

Total debt	56,675
Less current portion	16,364

Long-term debt	$40,311

Future maturities of the Fulghum debt are as follows (in thousands):

For the Three Months Ending December 31, 2013 and Thereafter the Years Ending December 31,
2013	$10,299
2014	7,424
2015	7,026
2016	5,348
2017	4,177
2018	1,593
Thereafter	19,383

$55,250

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Revolving Loan

On September 23, 2013, Rentech Nitrogen Holdings, Inc. (“RNHI”), an indirect wholly owned subsidiary of Rentech, obtained a new $100.0 million revolving loan facility (“Revolving Loan”) by entering into a credit agreement (the “RNHI Credit Agreement”) among RNHI, Credit Suisse AG, Cayman Islands Branch, as administrative agent and each other lender from time to time party thereto. The Company expects that the new facility will be used to fund growth in its wood fibre processing business and for general corporate purposes. On September 24, 2013, the Company borrowed $50.0 million under the facility.

All obligations of RNHI under the new facility are unconditionally guaranteed by the Company in a guaranty agreement (the “Guaranty”) and are secured by a portion of the common units of RNP owned by RNHI (the “Underlying Equity”). RNHI currently owns 23.25 million common units in RNP, 15.4 million of which have been provided as initial collateral under the RNHI Credit Agreement. Under certain circumstances, up to 19.4 million common units may be pledged as collateral.

The new facility has a three year maturity and borrowings under the new facility bear interest at a rate equal to LIBOR plus 4.00% per annum. In the event the Company reduces a portion of or terminates all of the facility prior to its second anniversary through a refinancing collateralized by the Underlying Equity in form or substance materially similar to the facility and in which Credit Suisse AG, Cayman Islands Branch is not the lead lender, the Company will be required to pay a refinancing fee equal to 2.75% of the amount of commitments to be terminated, multiplied by a fraction, the numerator of which is the number of days from the date of such termination until the second anniversary of the closing and the denominator of which is 360. The Company is also required to pay a commitment fee to the administrative agent on the daily undrawn loan amount at a rate of 0.70% per annum. Additionally, on the closing date the Company paid one-time customary structuring and administrative fees to certain of the lenders.

The new facility and the Guaranty contain customary affirmative and negative covenants and events of default relating to RNHI and the Company. The covenants and events of default in the RNHI Credit Agreement restrict RNHI from engaging in activities outside of its ordinary course operation as a holding company and include, among other things, limitations on the incurrence of indebtedness and liens, the making of investments, the sale of assets, and the making of restricted payments. There are also events of default relating to substantial declines in value of the Underlying Equity in relation to the amount drawn under the RNHI Credit Agreement. Dividends and distributions from RNHI are permitted so long as no default or event of default exists or will result therefrom, including if the Value (as defined in the RNHI Credit Agreement) of the Underlying Equity pledged to secure the loan does not meet the valuation requirements set forth in the RNHI Credit Agreement. RNHI also has the right to sell RNP common units not held as collateral as long as certain conditions outlined in the new facility, including meeting a certain LTV Ratio (as defined below) and realizing a minimum price on the sale, are met.

In addition, the Company’s ability to draw or maintain an outstanding balance under the new facility is subject to the ratio of (i) the amount of loans and unpaid interest minus the Value of cash and cash equivalents in the collateral account divided by (ii) the Value of the collateral shares (the “LTV Ratio”), being less than an agreed upon ratio.

Total Debt

Total debt consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Second 2012 Credit Agreement	$—	$193,290
Notes	320,000	—
Fulghum debt	56,675	—
Revolving Loan	50,000	—

Total debt	$426,675	$193,290

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Company occasionally enters into index-price contracts for the purchase of natural gas. The Company elects the normal purchase normal sale exemption for these derivative instruments. As such, the Company does not recognize the unrealized gains or losses related to these derivative instruments in its financial statements. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through March 31, 2014. Commitments for natural gas purchases consist of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	3,630	1,955
MMBtus under index-price contracts	—	143

Total MMBtus under contracts	3,630	2,098

Commitments to purchase natural gas	$14,090	$7,531
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.88	$3.59

During October 2013, the Company entered into fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.7 million and the total amount of the purchase commitments are approximately $2.6 million, resulting in a weighted average rate per MMBtu of approximately $3.84 in these new commitments. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Contractual Obligations

•	On April 17, 2013, the Company entered into an engineering, procurement and construction contract (the “EPC Contract”) with Abeinsa Abener Teyma General Partnership (“Abeinsa”). The EPC Contract provides for Abeinsa to be the contractor on the Company’s power generation project at the Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by the fourth quarter of 2014.

•	On April 30, 2013, the Company entered into a contract (the “Drax Contract”) with Drax Power Limited (“Drax”). Under the Drax Contract, the Company is required to sell the full output of wood pellets from the Wawa Project to Drax, with the first delivery under the contract scheduled for the fourth quarter of calendar year 2014. Rentech guarantees the payment obligations under the Drax Contract.

•	In connection with the Drax Contract, on April 30, 2013, the Company and Quebec Stevedoring Company Limited (“Quebec Stevedoring”) entered into that certain Master Services Agreement (the “Port Agreement”) pursuant to which Quebec Stevedoring is required to provide stevedoring, terminalling and warehousing services to the Company at the Port of Quebec. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, Quebec Stevedoring is required to invest approximately $20.0 million to build handling equipment and 75,000 metric tons of wood pellet storage exclusively for the Company’s use at the port, with the same amount becoming a lease obligation for the Company, with such obligation guaranteed by Rentech.

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

Note 13 — Employee Benefit Plans

RNP made contributions of approximately $109,000 to its pension plans and payments to retirees of approximately $45,000 under its postretirement plan during the nine months ended September 30, 2013 and expects to contribute $0 to its pension plans and make payments to retirees of approximately $13,000 under its postretirement plan during the remainder of 2013.

The components of net periodic benefit cost are as follows:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Pension	Post- retirement	Pension	Post- retirement
	(in thousands)
Service cost	$34	$11	$103	$33
Interest cost	49	11	146	32
Expected return on plan assets	(65)	—	(195)	—
Amortization of prior service cost	—	6	—	17
Amortization of net gain	(1)	(4)	(4)	(11)

Net periodic pension costs	$17	$24	$50	$71

The Company had no defined benefit pension or postretirement benefit plans before the Agrifos Acquisition in November 2012.

Note 14 — Stockholders’ Equity

On April 22, 2013, Rentech announced that its board of directors (the “Board”) authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of its common stock through December 31, 2013. As of September 30, 2013, the Company has not repurchased any shares of its common stock under the program. The share repurchase program is subject to blackout periods under the Company’s insider trading policy. The Company may buy shares in the open market or through privately negotiated transactions from time to time through the expiration of the program on December 31, 2013 as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The plan does not obligate the Company to acquire any particular amount of common stock, and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.

Shelf Registration Statement

On July 9, 2013, the Company filed a shelf registration statement with the SEC, which allows it from time to time, in one or more offerings, to offer and sell up to $200.0 million in aggregate initial offering price of debt securities, common stock, preferred stock, depositary shares, warrants, rights to purchase shares of common stock and/or any of the other registered securities, purchase contracts or units of any of the other registered securities.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 15 — Income Taxes

For the three months ended September 30, 2013, the Company recorded a net income tax benefit of approximately $1.0 million which is comprised of approximately $1.2 million income tax benefit for Rentech and approximately $0.2 million income tax expense for RNP. For the nine months ended September 30, 2013, the Company recorded a net income tax benefit of approximately $26.7 million which is comprised of approximately $27.1 million income tax benefit for Rentech and approximately $0.4 million income tax expense for RNP. The Company’s effective income tax rate (income tax benefit as a percentage of income before income taxes) was 526% for the nine months ended September 30, 2013. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to differences between GAAP income and income reported on tax returns, the impact of state taxes, federal alternative minimum tax and suspension of net operating loss utilization for the state of Illinois. In addition, the effective tax rate for the nine months ended September 30, 2013 was impacted by the release of valuation allowance of $27.2 million resulting from recording of deferred tax liabilities related to the Fulghum Acquisition. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of Fulghum’s domestic net operating loss carryforwards may be limited in future periods. The Company will further analyze the utilization of acquired net operating losses and will record or release valuation allowances as required to reflect the amount more likely than not to be realized. The Company evaluated all other deferred tax assets for realizability and has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized.

Note 16 — Segment Information

The Company operated in three business segments prior to the Fulghum Acquisition, the Atikokan Acquisition, the Wawa Acquisition and the winding down of the PDU. The Company now operates in five business segments, as described below. The operations of the Pasadena Facility and Fulghum are included in the Company’s historical results of operations only from the date of the closing of the Agrifos Acquisition and the Fulghum Acquisition, which were November 1, 2012 and May 1, 2013, respectively.

•	East Dubuque — The operations of the East Dubuque Facility, which produces primarily ammonia and urea ammonium nitrate solution (“UAN”).

•	Pasadena — The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Fulghum Fibres — The operations of Fulghum, which provides wood fibre processing services and wood yard operations, sells wood chips to the pulp and paper sector, and owns and manages forestland and sells bark to industrial consumers in South America.

•	Wood pellets — This segment includes wood pellet projects owned by the Company, currently the Atikokan Project and Wawa Project, equity in the JV and wood pellet development costs. The wood pellet development costs represent the Company’s personnel costs for employees dedicated to the wood pellet business and other supporting third party costs.

•	Energy technologies — Owns technologies designed to convert low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power. This segment includes the Company’s research and development activities that were centered at the Rentech Energy Technology Center (the “RETC”), which houses the PDU and the ClearFuels Technology Inc. (“ClearFuels”) biomass gasifier. This segment also includes expenses related to the SilvaGas Holdings Corporation (“SilvaGas”) biomass gasification technology, holding and operating costs and gain on sale in connection with Natchez, Company personnel costs for employees supporting this segment, including support related to the ClearFuels’ Department of Energy (“DOE”) grant, other third party costs and historical business development activities related to the Company’s alternative energy technologies.

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
East Dubuque	$50,572	$60,112	$146,838	$169,228
Pasadena	42,707	—	109,961	—
Fulghum Fibres	22,378	—	38,483	—
Energy technologies	105	58	300	237

Total revenues	$115,762	$60,170	$295,582	$169,465

Gross profit (loss)
East Dubuque	$25,114	$35,035	$81,353	$103,253
Pasadena	(8,294)	—	(1,966)	—
Fulghum Fibres	4,324	—	6,749	—
Energy technologies	55	5	149	78

Total gross profit	$21,199	$35,040	$86,285	$103,331

Selling, general and administrative expense
East Dubuque	$981	$1,661	$3,423	$4,480
Pasadena	1,227	—	3,811	—
Fulghum Fibres	1,250	—	2,109	—
Wood pellets	2,350	518	4,233	839
Energy technologies	1,782	738	5,544	3,252

Total selling, general and administrative expense	$7,590	$2,917	$19,120	$8,571

Research and development
Energy technologies	$—	$5,563	$5,747	$14,675

Total research and development	$—	$5,563	$5,747	$14,675

Depreciation and amortization
East Dubuque	$46	$90	$152	$726
Pasadena	972	—	2,722	—
Fulghum Fibres	1,266	—	1,984	—
Energy technologies	18	389	122	1,168

Total depreciation and amortization recorded in operating expenses	$2,302	$479	$4,980	$1,894

East Dubuque	1,666	3,589	6,348	8,730
Pasadena	1,702	—	3,159	—
Fulghum Fibres	2,150	—	3,707	—

Total depreciation and amortization expense recorded in cost of sales	5,518	3,589	13,214	8,730

Total depreciation and amortization	$7,820	$4,068	$18,194	$10,624

Other operating (income) expenses
East Dubuque	$28	$237	$36	$284
Pasadena	30,029	—	30,029	—
Fulghum Fibres	(4)	—	(1)	—
Wood pellets	—	—	—	—
Energy technologies	(6,287)	(93)	(6,270)	(577)

Total other operating (income) expenses	$23,766	$144	$23,794	$(293)

Operating income (loss)
East Dubuque	$24,059	$33,047	$77,742	$97,763
Pasadena	(40,522)	—	(38,528)	—
Fulghum Fibres	1,812	—	2,657	—
Wood pellets	(2,350)	(518)	(4,233)	(839)
Energy technologies	4,542	(6,592)	(4,994)	(18,440)

Total operating income (loss)	$(12,459)	$25,937	$32,644	$78,484

Interest expense
East Dubuque	$—	$39	$—	$181
Pasadena	—	—	6	—
Fulghum Fibres	714	—	1,250	—
Energy technologies	(4)	(1,582)	(3)	(1,582)

Total interest expense	$710	$(1,543)	$1,253	$(1,401)

Net income (loss)
East Dubuque	$24,069	$33,022	$77,383	$97,625
Pasadena	(40,765)	—	(38,915)	—
Fulghum Fibres	813	—	941	—
Wood pellets	(2,058)	(518)	(3,941)	(839)
Energy technologies	4,568	(5,010)	(4,903)	(16,854)

Total net income (loss)	$(13,373)	$27,494	$30,565	$79,932

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(13,373)	$27,494	$30,565	$79,932
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(1,872)	(3,847)	(6,488)	(7,502)
RNP – partnership and unallocated income (expenses) recorded as other expense	309	—	(1,081)	232
RNP – unallocated interest expense and loss on interest rate swaps	(3,996)	(327)	(9,726)	(907)
RNP – Income tax benefit	—	—	302	—
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(5,733)	(5,294)	(18,755)	(17,759)
Corporate and unallocated depreciation and amortization expense	(152)	(191)	(475)	(592)
Corporate and unallocated expenses recorded as other expense	7	47	(19)	(25)
Corporate and unallocated interest expense	(47)	(2,370)	(47)	(6,688)
Corporate income tax benefit (expense)	1,279	(69)	27,238	(1,244)
Income from discontinued operations	—	134	—	134

Consolidated net income (loss)	$(23,578)	$15,577	$21,514	$45,581

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Total assets
East Dubuque	$177,891	$124,900
Pasadena	180,065	191,279
Fulghum Fibres	168,568	—
Wood pellets	18,470	—
Energy technologies	6,261	10,160

Total assets	$551,255	$326,339

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$551,255	$326,339
RNP – partnership and other	95,421	60,266
Corporate and other	87,406	92,597

Consolidated total assets	$734,082	$479,202

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

The Company’s revenue by geographic area, based on where the customer takes title to the product, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
United States	$108,848	$60,170	$282,413	$169,465
Other	6,914	—	13,169	—

Total revenues	$115,762	$60,170	$295,582	$169,465

The following table sets forth assets by geographic area:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
United States	$715,105	$479,202
Other	18,977	—

Total assets	$734,082	$479,202

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 17 — Net Income (Loss) Per Common Share Allocated to Rentech

Basic income (loss) per common share allocated to Rentech is calculated by dividing net income (loss) allocated to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share allocated to Rentech is calculated by dividing net income (loss) allocated to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and using the “if converted” method for the convertible debt.

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to the Company (in thousands, except for per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations attributable to Rentech common shareholders	$(14,593)	$4,136	$12,999	$10,391
Less: Income from continuing operations allocated to unvested restricted stock	—	—	348	—

Income (loss) from continuing operations allocated to common shareholders	$(14,593)	$4,136	$12,651	$10,391

Numerator:
Income from discontinued operations attributable to Rentech common shareholders	$—	$134	$—	$134
Less: Income from discontinued operations allocated to unvested restricted stock	—	—	—	—

Income from discontinued operations allocated to common shareholders	$—	$134	$—	$134

Numerator:
Net income (loss) attributable to Rentech common shareholders	$(14,593)	$4,270	$12,999	$10,525
Less: Income allocated to unvested restricted stock	—	—	348	—

Net income (loss) allocated to common shareholders	$(14,593)	$4,270	$12,651	$10,525

Denominator:
Weighted average common shares outstanding	226,305	220,063	225,840	223,572
Effect of dilutive securities:
Warrants	—	2,025	945	1,900
Common stock options	—	1,527	1,752	1,323
Restricted stock	—	6,200	3,634	5,978

Diluted shares outstanding	226,305	229,815	232,171	232,773

Continuing operations	$(0.06)	$0.02	$0.06	$0.05
Discontinued operations	—	—	—	—

Basic net income (loss) per common share	$(0.06)	$0.02	$0.06	$0.05

Continuing operations	$(0.06)	$0.02	$0.05	$0.04
Discontinued operations	—	—	—	—

Diluted net income (loss) per common share	$(0.06)	$0.02	$0.05	$0.04

RENTECH, INC.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

For the three months ended September 30, 2013 and 2012, approximately 13.8 million and 19.0 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, approximately 3.5 million and 19.3 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

Note 18 — Subsequent Events

On October 24, 2013, RNP announced a cash distribution to its common unitholders for the period July 1, 2013 through and including September 30, 2013 of $0.27 per unit, which will result in total distributions in the amount of approximately $10.5 million, including payments to phantom unitholders. RNHI will receive a distribution of approximately $6.3 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013. On October 28, 2013, RNP announced a change to its policy regarding the timing of the payments of its cash distributions. Distributions will be paid on or about 60 days, rather than the current practice of 45 days, after the end of each quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report, in “Part II—Item 1A. Risk Factors” in the quarterly reports for the periods ended March 31, 2013 and June 30, 2013 filed with the SEC on May 9, 2013 and August 8, 2013, respectively, and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

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

OVERVIEW OF OUR BUSINESSES

We are a leading wood fibre processing business for the production of high-quality wood chips. We also plan to develop into a leading provider of wood pellets. These new businesses consist of the provision of wood chipping services and the manufacture and sale of wood chips through our wholly-owned subsidiary, Fulghum, and the development and operation of wood pellet production facilities, starting with the Wawa Project and Atikokan Project. Fulghum, which operates 32 wood chipping mills, provides wood fibre processing services and wood yard operations, sells wood chips to the pulp and paper sector, and owns and manages forestland and sells bark to industrial consumers in South America.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, the valuation of long-lived assets and intangible assets, recoverability of goodwill and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in the Annual Report, except for the new accounting policies attributable to Fulghum described in Note 1 – Basis of Presentation.

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

Fulghum Operations

The operations of Fulghum are included in our historical results of operations only from the closing date of the Fulghum Acquisition, which was May 1, 2013. Fulghum provides wood fibre processing services and wood yard operations, sells wood chips to the pulp and paper sector, and owns and manages forestland and sells bark to industrial consumers in South America. The Fulghum Acquisition also broadened the geographic area into which our services are provided. For periods after the closing of the acquisition (i) general and administrative expenses as well as sales-related expenses have increased due to the addition of Fulghum’s operations, (ii) depreciation and amortization expenses have increased due to the increase in fixed and intangible assets, which were recorded at fair value on the date of the Fulghum Acquisition and (iii) interest expense has increased due to the debt of Fulghum that continues to be outstanding after the closing of the transaction. As a result, our results of operations for the periods prior to and after the closing date of the Fulghum Acquisition may not be comparable.

Energy Technologies

We were initially formed to develop and commercialize certain alternative energy technologies, and we acquired other technologies that we further developed. We conducted significant research and development and project development activities related to those technologies. On February 28, 2013, we announced plans to cease operations and reduce staffing at, and mothball, our PDU that successfully produced diesel and jet fuel from wood chips and from natural gas, and to eliminate all related research and development activities in the first half of 2013. Any ongoing activities related to our alternative energy technologies will be to protect patents, to maintain the Commerce City site if efforts to sell the site are unsuccessful and to continue low-cost efforts to seek partners who would provide funding to deploy our technologies. As a result, our results of operations for the periods prior to and after the ceasing of operations at the PDU may not be comparable.

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

Due to an unusually wet spring, there was a shortened planting season which resulted in lower ammonia and ammonium sulfate sales volumes during the nine months ended September 30, 2013, and higher levels of inventory at September 30, 2013. Ammonium sulfate prices have declined further than expected, and the illiquidity of the market has continued longer than we had expected. Few ammonium sulfate transactions are taking place in North America, and typically lower-priced export sales are conducted in a small number of large, vessel-sized transactions. Buying activity for ammonium sulfate in North America is anticipated to return during the fall season, as is typical for fertilizer products, but visibility into fall pricing is quite limited. During the nine months ended September 30, 2013, prices of UAN deliveries were negatively impacted by the short planting season because we were not able to sell as much product at in-season premium prices.

In addition, significant volumes of urea were exported from China and this supply suppressed global urea and other nitrogen fertilizer prices. Even with the shortened planting season, corn yields are expected to be significantly higher in 2013 compared to 2012; as a result, expectations are that corn acreage will be reduced in 2014 compared to 2013, causing fertilizer prices to decline. However, we believe the long-term nitrogen fundamentals remain strong. Several factors including favorable natural gas costs, population growth and farmer affordability of nitrogen contribute to a healthy outlook for nitrogen. Forecasters continue to believe that 90-plus million acres of corn are expected to be planted across the nation in the coming years, which should support good nitrogen demand.

Needed Repairs at East Dubuque Facility

A routine inspection at our East Dubuque Facility in late October 2013 identified the need to repair the foundation of one of the three existing syngas compressors, taking that compressor out of service. This unplanned repair will require the ammonia plant to run below the planned post-expansion capacity of 1,020 tons per day, at a rate of approximately 790 tons per day, until repairs are complete. The reduced production is not expected to affect 2013 sales already contracted for delivery, but forecasted spot sales are expected to be lower. Otherwise, our East Dubuque Facility is expected to operate at its expanded production rates during the rest of 2014. We expect that the cost of the repairs will not be more than $2.0 million, which we expect to fund from operating cash flow.

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at RNLLC, which owns the East Dubuque Facility. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility by quarter for the nine months ended September 30, 2013 and for each quarter in the years ended December 31, 2012, 2011 and 2010.

	2013	2012	2011	2010
Quarter ended March 31	110	92	89	86
Quarter ended June 30	144	160	213	206
Quarter ended September 30	176	180	125	181
Quarter ended December 31	n/a	133	145	167

Total Tons Shipped	430	565	572	640

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

Since our Pasadena Facility has been producing and selling its current products only since 2011, we have much less experience with the seasonal patterns for its products than we do for our East Dubuque Facility. However, we have observed significant seasonality and effects of weather on the timing of deliveries for its products. International sales from this facility partially offset this seasonal impact on its total revenues. Prices for ammonium sulfate and ammonium thiosulfate normally reach their highest in the spring, decrease in the summer, and increase again in the fall. We adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, an arrangement with IOC that permits us to store 32,000 tons of ammonium sulfate at IOC-controlled terminals, and temporary storage capacity on barges or rail cars as product is moved from our Pasadena Facility to IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to cease production of the product until such capacity becomes available. Our Pasadena Facility’s fertilizer products are sold both on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The amount of products we sell under product prepayment contracts is highly variable. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility by quarter for the nine months ended September 30, 2013.

2013
Quarter ended March 31	110
Quarter ended June 30	178
Quarter ended September 30	202
Quarter ended December 31	n/a

Total Tons Shipped	490

Each of Fulghum’s mills typically operates under an exclusive processing agreement with a single customer and operate continuously throughout the year. Therefore, we do not experience seasonality in our Fulghum operations or earnings.

Business Segments

We operated in three business segments prior to the Fulghum Acquisition, the Atikokan Acquisition, the Wawa Acquisition and the winding down of the PDU. We now operate in five business segments, as described below. The operations of the Pasadena Facility and Fulghum are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition and the Fulghum Acquisition, which were November 1, 2012 and May 1, 2013, respectively.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.

•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Fulghum Fibres – The operations of Fulghum, which provides wood fibre processing services and wood yard operations, sells wood chips to the pulp and paper sector, and owns and manages forestland and sells bark to industrial consumers in South America.

•	Wood pellets — This segment includes wood pellet projects owned by the Company, currently the Atikokan Project and Wawa Project, equity in the JV and wood pellet development costs. The wood pellet development costs represent the Company’s personnel costs for employees dedicated to the wood pellet business and other supporting third party costs.

•	Energy technologies – Owns technologies designed to convert low value, carbon bearing solids or gases into valuable hydrocarbons and electric power. This segment includes our research and development activities that were centered at the RETC, which houses the PDU and the ClearFuels biomass gasifier. This segment also includes expenses related to the SilvaGas biomass gasification technology, holding and operating costs and gain on sale in connection with Natchez, our personnel costs for employees supporting this segment, including support related to the ClearFuels’ DOE grant, other third party costs and historical business development activities related to our alternative energy technologies.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
East Dubuque	$50,572	$60,112	$146,838	$169,228
Pasadena	42,707	—	109,961	—
Fulghum Fibres	22,378	—	38,483	—
Energy technologies	105	58	300	237

Total revenues	$115,762	$60,170	$295,582	$169,465

Gross profit (loss):
East Dubuque	$25,114	$35,035	$81,353	$103,253
Pasadena	(8,294)	—	(1,966)	—
Fulghum Fibres	4,324	—	6,749	—
Energy technologies	55	5	149	78

Total gross profit	$21,199	$35,040	$86,285	$103,331

Operating income (loss):
East Dubuque	$24,059	$33,047	$77,742	$97,763
Pasadena	(40,522)	—	(38,528)	—
Fulghum Fibres	1,812	—	2,657	—
Wood pellets	(2,350)	(518)	(4,233)	(839)
Energy technologies	4,542	(6,592)	(4,994)	(18,440)

Total operating income (loss)	$(12,459)	$25,937	$32,644	$78,484

Net income (loss):
East Dubuque	$24,069	$33,022	$77,383	$97,625
Pasadena	(40,765)	—	(38,915)	—
Fulghum Fibres	813	—	941	—
Wood pellets	(2,058)	(518)	(3,941)	(839)
Energy technologies	4,568	(5,010)	(4,903)	(16,854)

Total net income (loss)	$(13,373)	$27,494	$30,565	$79,932

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(13,373)	$27,494	$30,565	$79,932
RNP—partnership and unallocated expenses recorded as selling, general and administrative expenses	(1,872)	(3,847)	(6,488)	(7,502)
RNP—partnership and unallocated expenses recorded as other expense	309	—	(1,081)	232
RNP— unallocated interest expense and loss on interest rate swaps	(3,996)	(327)	(9,726)	(907)
RNP— income tax benefit	—	—	302	—
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(5,733)	(5,294)	(18,755)	(17,759)
Corporate and unallocated depreciation and amortization expense	(152)	(191)	(475)	(592)
Corporate and unallocated expenses recorded as other expense	7	47	(19)	(25)
Corporate and unallocated interest expense	(47)	(2,370)	(47)	(6,688)
Corporate income tax benefit (expense)	1,279	(69)	27,238	(1,244)
Income from discontinued operations	—	134	—	134

Consolidated net income (loss)	$(23,578)	$15,577	$21,514	$45,581

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of unit-based compensation expense, services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement, audit and tax fees, legal fees and taxes, certain insurance costs and board expenses. The decrease in partnership and unallocated expenses recorded as selling, general and administrative expenses between the three months ended September 30, 2013 and 2012 was primarily due to a decrease in business development expenses of approximately $1.6 million and unit-based compensation of approximately $0.9 million, partially offset by an increase of approximately $0.3 million in accounting and consulting fees. The decrease in partnership and unallocated expenses recorded as selling, general and administrative expenses between the nine months ended September 30, 2013 and 2012 was primarily due to decreases in business development expenses of approximately $1.3 million and unit-based compensation of approximately $0.9 million, partially offset by increases in various professional services fees of approximately $0.6 million and debt related fees of approximately $0.2 million. The increase in partnership and unallocated income recorded as other expense, net between the three months ended September 30, 2013 and 2012 was due to gain on fair value adjustment to earn-out consideration of approximately $0.3 million. The increase in partnership and unallocated expenses recorded as other expense between the nine months ended September 30, 2013 and 2012 was primarily due to loss on debt extinguishment of approximately $6.0 million partially offset by gain on fair value adjustment to earn-out consideration of approximately $4.9 million. Unallocated interest expense represents primarily interest expense on the Notes.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012:

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
East Dubuque	$50,572	$60,112	$146,838	$169,228
Pasadena	42,707	—	109,961	—

Total RNP	93,279	60,112	256,799	169,228
Fulghum Fibres	22,378	—	38,483	—
Energy technologies	105	58	300	237

Total revenues	$115,762	$60,170	$295,582	$169,465

East Dubuque

	For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	24	$12,543	31	$19,237
Urea ammonium nitrate (UAN)	117	31,472	110	32,609
Urea (liquid and granular)	11	4,681	10	5,864
Carbon dioxide (CO2)	21	714	25	854
Nitric acid	3	1,162	4	1,506
Other	N/A	—	N/A	42

Total	176	$50,572	180	$60,112

	For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	76	$51,033	101	$67,195
Urea ammonium nitrate (UAN)	237	70,985	236	78,559
Urea (liquid and granular)	37	18,117	29	17,622
CO2	68	2,338	55	1,817
Nitric acid	12	4,292	11	3,919
Other	N/A	73	N/A	116

Total	430	$146,838	432	$169,228

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

Revenues were approximately $50.6 million for the three months ended September 30, 2013 compared to approximately $60.1 million for the three months ended September 30, 2012. The decrease was primarily the result of a decrease in ammonia, UAN and urea sales prices and ammonia sales volume, partially offset by an increase in UAN sales volume. Revenues were approximately $146.8 million for the nine months ended September 30, 2013 compared to approximately $169.2 million for the nine months ended September 30, 2012. The decrease was primarily the result of a decrease in UAN and urea sales prices and ammonia sales volume.

Ammonia sales volume decreased during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to lower demand. The Midwestern region of the United States experienced wet weather during the spring 2013 planting season, which limited opportunities for farmers to apply fertilizer. We also retained additional inventory during the three month period ended September 30, 2013 to meet the anticipated demand for the fall 2013 ammonia application season and to offset reduced production resulting from our scheduled plant turnaround in October 2013. Expectations that fertilizer prices may fall, as described below, also negatively impacted demand as customers waited longer than they did in 2012 to make purchasing decisions. Deliveries of UAN were higher than expected, shifting expected revenue from the fourth quarter of 2013 to the third quarter of 2013.

The average sales prices per ton for the three months ended September 30, 2013 as compared with those of the three months ended September 30, 2012 were lower by approximately 14% and 9% for ammonia and UAN, respectively. These two products comprised approximately 87% and 86% of the product sales for the three months ended September 30, 2013 and 2012, respectively. The average sales prices per ton for the nine months ended September 30, 2013 as compared with those of the nine months ended September 30, 2012 were higher by approximately 1% for ammonia and lower by approximately 10% for UAN. These two products comprised approximately 83% and 86% of the product sales for the nine months ended September 30, 2013 and 2012, respectively. The decrease in sales prices for ammonia for the three months ended September 30, 2013 and for UAN for the three and nine months ended September 30, 2013 as compared to 2012 was due to weather. The drought in the Midwestern region of the United States during the spring and summer of 2012 created expectations of poor corn yields and anticipated increases in acreage dedicated to corn in 2013; as a result, fertilizer prices remained high throughout 2012. Even with the shortened planting season due to a wet spring, corn yields are expected to be significantly higher in 2013 compared to 2012; as a result, expectations are that corn acreage will be reduced in 2014 compared to 2013, causing fertilizer prices to decline. Sales prices for ammonia for the nine months ended September 30, 2013 as compared to 2012 were higher as a result of some high-priced, fall 2012 ammonia product prepayment contracts being extended into and fulfilled during the first quarter of 2013.

Pasadena

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	162	$38,609	330	$88,784
Sulfuric acid	39	3,347	119	11,240
Ammonium thiosulfate	1	322	41	7,883
Other	—	429	—	2,054

Total revenues	202	$42,707	490	$109,961

We generate revenue primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. Due to an unusually wet spring, there was an abbreviated planting season which resulted in a lower than expected volume of ammonium sulfate being sold during the three months ended June 30, 2013. Also, during the nine months ended September 30, 2013 significant volumes of urea were exported from China and this supply suppressed global urea and other nitrogen fertilizer prices. Our Pasadena Facility also experienced several relatively small disruptions in production that, in the aggregate, contributed to lower production during the nine months ended September 30, 2013. The sales volume for ammonium sulfate picked up during the three months ended September 30, 2013, but the sales price for ammonium sulfate has significantly worsened and still remains low.

Fulghum Fibres

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
	(in thousands)
Revenues:
Service	$18,608	$30,340
Product	3,770	8,143

Total revenues	$22,378	$38,483

We generate revenue primarily from fees under exclusive processing agreements. Each of our mills typically operates under an exclusive processing agreement with a single customer. Under each agreement, the customer is responsible for procuring and delivering wood, and Fulghum is paid a processing fee based on tons processed, with minimum and maximum fees based on volumes. In most cases, if the customer fails to deliver the minimum contracted volume, it must pay liquidated damages to Fulghum. Fulghum’s Chilean operations also include the sale of wood chips for export and the local sale of bark for power production. In both situations, the wood is either supplied by the customer or purchased by Fulghum. Service revenues represent revenues earned under the processing agreements for wood fibre processing services and wood yard operations. Product revenues represent revenues earned from the sale of wood chips. During the three months ended September 30, 2013, Fulghum processed approximately 1.7 million log tons and produced approximately 1.4 million log tons of wood chips and residual fuels. During the nine months ended September 30, 2013, Fulghum processed approximately 4.1 million log tons and produced approximately 3.6 million log tons of wood chips and residual fuels.

Wood Pellets

This segment includes the Atikokan Project and Wawa Project which are under development. Once the facilities become operational, we expect to generate revenue primarily from the sales of wood pellets.

Energy Technologies

This segment generates revenues for technical services related to our technologies. We also previously generated revenue from the sale of fuel from the PDU.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of sales:
East Dubuque	$25,458	$25,077	$65,485	$65,975
Pasadena	51,001	—	111,927	—

Total RNP	$76,459	$25,077	$177,412	$65,975
Fulghum Fibres	18,054	—	31,734	—
Energy technologies	50	53	151	159

Total cost of sales	$94,563	$25,130	$209,297	$66,134

East Dubuque

Cost of sales was approximately $25.5 million for the three months ended September 30, 2013, compared to approximately $25.1 million for the three months ended September 30, 2012. While cost of sales remained fairly flat between periods, natural gas in cost of sales was approximately $2.6 million higher in 2013 than in 2012 due to higher market prices for natural gas, partially offset by a decrease in depreciation expense of approximately $1.9 million primarily due to certain assets having become fully depreciated. Natural gas and labor costs comprised approximately 49% and 15%, respectively, of cost of sales on product shipments for the three months ended September 30, 2013, and approximately 39% and 14%, respectively, for the three months ended September 30, 2012.

Cost of sales was approximately $65.5 million for the nine months ended September 30, 2013, compared to approximately $66.0 million for the nine months ended September 30, 2012. While cost of sales remained fairly flat between periods, depreciation expense in cost of sales was approximately $2.4 million lower, primarily due to certain assets having become fully depreciated in 2013, partially offset by an increase in the cost of natural gas of approximately $1.4 million due to higher market prices for natural gas. The higher costs were partially offset by production efficiencies relating to UAN. Natural gas and labor costs comprised approximately 46% and 15%, respectively, of cost of sales on product shipments for the nine months ended September 30, 2013, and approximately 44% and 14%, respectively, for the nine months ended September 30, 2012.

Pasadena

Cost of sales primarily consists of expenses for ammonia, sulfur, labor and depreciation. Ammonia and sulfur collectively comprised approximately 55% of cost of sales for the three months ended September 30, 2013 while labor costs comprised approximately 8% of such cost of sales. Depreciation expense included in cost of sales was approximately $1.7 million. During the three months ended September 30, 2013, we incurred a write-down of ammonium sulfate inventory to market value of approximately $5.0 million due to lower market prices of ammonium sulfate, in accordance with accounting guidance, and higher cost of sales as a result of several relatively small disruptions in production.

Ammonia and sulfur collectively comprised approximately 55% of cost of sales for the nine months ended September 30, 2013 while labor costs comprised approximately 7% of such cost of sales. Depreciation expense included in cost of sales was approximately $3.2 million. During the nine months ended September 30, 2013, we incurred a write-down of ammonium sulfate, sulfur and sulfuric acid inventory to market value of approximately $7.3 million due primarily to lower market prices of ammonium sulfate, in accordance with accounting guidance.

Fulghum Fibres

Cost of sales consists of product costs, which relate to the purchase of biomass for our operations in South America, and service costs, which relates to our chipping mill operations. Product costs amounted to approximately 21% of the cost of sales for the three months ended September 30, 2013 and include expenses related to the sale of forestry products and the exportation of those products. Service costs amounted to approximately 79% of the cost of sales for the three months ended September 30, 2013 and include the cost of chip mill operations, primarily consisting of labor costs, repairs and maintenance, depreciation and utilities. Labor costs comprised approximately 28% of the cost of sales for the three months ended September 30, 2013, while repairs and maintenance and utilities comprised approximately 33% of such cost of sales. Depreciation expense included in cost of sales was approximately $2.1 million during the same three month period.

Product costs amounted to approximately 25% of the cost of sales for the nine months ended September 30, 2013 and include expenses related to the sale of forestry products and the exportation of those products. Service costs amounted to approximately 75% of the cost of sales for the nine months ended September 30, 2013 and include the cost of chip mill operations, primarily consisting of labor costs, repairs and maintenance, depreciation and utilities. Labor costs comprised approximately 26% of the cost of sales for the nine months ended September 30, 2013, while repairs and maintenance, and utilities, comprised approximately 31% of such cost of sales. Depreciation expense included in cost of sales was approximately $3.7 million during the same nine month period.

Energy Technologies

The cost of sales in our alternative energy segment was for costs incurred for work performed under technical services contracts. The sale of fuel from the PDU had no cost of sales since it is a by-product of our research and development efforts in developing and proving our technologies.

Gross Profit (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Gross profit (loss):
East Dubuque	$25,114	$35,035	$81,353	$103,253
Pasadena	(8,294)	—	(1,966)	—

Total RNP	$16,820	$35,035	$79,387	$103,253
Fulghum Fibres	4,324	—	6,749	—
Energy technologies	55	5	149	78

Total gross profit	$21,199	$35,040	$86,285	$103,331

East Dubuque

Gross profit was approximately $25.1 million for the three months ended September 30, 2013 compared to approximately $35.0 million for the three months ended September 30, 2012. Gross profit margin was 50% for the three months ended September 30, 2013 as compared to 58% for the three months ended September 30, 2012. Gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer and natural gas, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our East Dubuque Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. The decrease in gross profit margin during the three months ended September 30, 2013 was primarily due to lower sales volumes and higher natural gas costs, partially offset by lower depreciation expense.

Gross profit was approximately $81.4 million for the nine months ended September 30, 2013 compared to approximately $103.3 million for the nine months ended September 30, 2012. Gross profit margin was 55% for the nine months ended September 30, 2013 as compared to 61% for the nine months ended September 30, 2012. The decrease in gross profit margin during the nine months ended September 30, 2013 was primarily due to lower ammonia sales volume and higher natural gas costs, partially offset by lower depreciation expense.

Pasadena

Gross loss margin for the three and nine months ended September 30, 2013 was 19% and 2%, respectively. Gross loss is due to lower ammonium sulfate sale prices and the write-down of inventory, as described above. Similar to our East Dubuque Facility, gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our Pasadena Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. Moreover, forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, so it is not possible to lock product prices and input prices at the same time, as has been our practice for a portion of the sales of the most important products of our East Dubuque Facility. Since input prices for ammonium sulfate are typically fixed several months before the corresponding product price, margins may be compressed during a declining commodity market.

Fulghum Fibres

Gross profit margin for the three and nine months ended September 30, 2013 was 19% and 18%, respectively.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Operating expenses:
East Dubuque	$1,055	$1,988	$3,611	$5,490
Pasadena	32,228	—	36,562	—
RNP – partnership and unallocated expenses	1,872	3,847	6,488	7,502

Total RNP	35,155	5,835	46,661	12,992
Fulghum Fibres	2,512	—	4,092	—
Wood pellets	2,350	518	4,233	839
Energy technologies	(4,487)	6,598	5,143	18,519
Corporate and unallocated expenses	5,885	5,485	19,230	18,351

Total operating expenses	$41,415	$18,436	$79,359	$50,701

East Dubuque

Operating expenses consist primarily of selling, general and administrative expense and depreciation expense. Selling, general and administrative expenses were approximately $1.0 million for the three months ended September 30, 2013, compared to approximately $1.7 million for the three months ended September 30, 2012. The decrease was primarily due to decreases in various professional services fees of approximately $0.4 million and in unused credit facility fees for the First 2012 Credit Agreement of approximately $0.2 million. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense incurred is a manufacturing cost and is distributed between cost of sales and finished goods inventory, based on product volumes.

Selling, general and administrative expenses were approximately $3.4 million for the nine months ended September 30, 2013, compared to approximately $4.5 million for the nine months ended September 30, 2012. The decrease was primarily due to decreases in unused credit facility fees for the First 2012 Credit Agreement of approximately $0.5 million and decreases in legal expenses of approximately $0.3 million. Depreciation expense included in operating expense was approximately $0.2 million for the nine months ended September 30, 2013 compared to approximately $0.7 million for the nine months ended September 30, 2012. This decrease was primarily due to the acceleration of depreciation in 2012 on an asset that was dismantled as part of the ammonia production and storage capacity expansion project and certain software becoming fully depreciated.

Pasadena

Operating expenses were primarily comprised of selling, general and administrative expense, depreciation and amortization expense and loss on goodwill impairment. Selling, general and administrative expenses for the three and nine months ended September 30, 2013 were approximately $1.2 million and $3.8 million, respectively. These expenses are for general administrative purposes at our Pasadena Facility, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Selling, general and administrative expenses for the three and nine months ended September 30, 2013 included approximately $0.2 million and $0.6 million, respectively, in integration related expenses. Depreciation and amortization expense included in operating expense for the three and nine months ended September 30, 2013 was approximately $1.0 million and $2.7 million, respectively. This amount represents amortization of the intangible assets. The depreciation expense relating to fixed assets is a manufacturing cost which is distributed between cost of sales and finished goods inventory, based on product volumes. Loss on goodwill impairment of approximately $30.0 million represents goodwill impairment relating to the Agrifos Acquisition.

RNP – Partnership and Unallocated Expenses

Partnership and unallocated expenses represent costs that relate directly to RNP or to RNP and its subsidiaries but are not allocated to a segment. Such expenses consist primarily of unit-based compensation expense, labor allocations from Rentech, accounting and tax fees, legal fees and taxes, certain insurance costs and board expense. The decrease in partnership and unallocated expenses between the three months ended September 30, 2013 and 2012 was primarily due to a decrease in business development expenses of approximately $1.6 million and unit-based compensation of approximately $0.9 million, partially offset by an increase of approximately $0.3 million in accounting and consulting fees. The decrease in partnership and unallocated expenses between the nine months ended September 30, 2013 and 2012 was primarily due to decreases in business development expenses of approximately $1.3 million and unit-based compensation of approximately $0.9 million, partially offset by increases in various professional services fees of approximately $0.6 million and debt related fees of approximately $0.2 million.

Fulghum Fibres

Operating expenses were primarily comprised of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses for the three and nine months ended September 30, 2013 were approximately $1.3 million and $2.1 million, respectively. These expenses are for general administrative purposes, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Depreciation and amortization expense included in operating expense for the three and nine months ended September 30, 2013 was approximately $1.3 million and $2.0 million, respectively. This amount represents primarily amortization of the intangible assets. The depreciation expense relating to fixed assets is a manufacturing cost which is recorded in cost of sales.

Wood Pellets

Operating expenses were primarily comprised of selling, general and administrative expense, which included salaries, travel, acquisition-related and development costs associated with the Atikokan Acquisition and Wawa Acquisition, and other business development costs.

Energy Technologies

Operating expenses consist primarily of selling, general and administrative expense, research and development expense, depreciation and amortization expense and gain on sale of fixed assets.

Selling, general and administrative expenses were approximately $1.8 million for the three months ended September 30, 2013 compared to approximately $0.7 million for the three months ended September 30, 2012. The increase was primarily due to the inclusion of approximately $1.1 million in costs that were previously reported as research and development expense. These former research and development costs include third party costs in support of de-commissioning and selling the PDU of approximately $0.3 million, patent costs of approximately $0.3 million and various taxes of approximately $0.2 million. Selling, general and administrative expenses were approximately $5.5 million for the nine months ended September 30, 2013 compared to approximately $3.3 million for the nine months ended September 30, 2012. The increase was primarily due to the inclusion of approximately $3.1 million in costs that were previously reported as research and development expense partially offset by a decrease in project development costs of approximately $0.9 million. These former research and development costs include third party costs of approximately $1.3 million in support of de-commissioning and selling the PDU, patent costs of approximately $0.6 million and various taxes of approximately $0.5 million.

Research and development expense was $0 for the three months ended September 30, 2013 compared to approximately $5.6 million for the three months ended September 30, 2012. Research and development expense was approximately $5.7 million for the nine months ended September 30, 2013 compared to approximately $14.7 million for the nine months ended September 30, 2012. These decreases were due to terminating research and development activities and ceasing operations, reducing staff at, and mothballing the PDU.

Depreciation and amortization expense was $0 for the three months ended September 30, 2013 compared to approximately $0.4 million for the three months ended September 30, 2012. Depreciation and amortization expense was approximately $0.1 million for the nine months ended September 30, 2013 compared to approximately $1.2 million for the nine months ended September 30, 2012. The decrease for each period was due to amortization of patents in 2012, which were fully impaired as of December 31, 2012.

During the three and nine months ended September 30, 2013, we sold Natchez which resulted in a gain of approximately $6.3 million.

Corporate and Unallocated Expenses

Operating expenses consist primarily of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses were approximately $5.7 million for the three months ended September 30, 2013 compared to approximately $5.3 million for the three months ended September 30, 2012. Selling, general and administrative expenses were approximately $18.8 million for the nine months ended September 30, 2013 compared to approximately $17.8 million for the nine months ended September 30, 2012. The increase in 2013 as compared to 2012 was primarily due to an increase in legal, accounting and consulting fees of approximately $2.4 million, which was largely due to acquisition-related activities, and salaries and benefits of approximately $0.9 million, partially offset by a decrease in non-cash stock-based compensation of approximately $2.4 million, which was primarily due to performance restricted stock grants becoming fully amortized during 2012. Depreciation and amortization expense was approximately $0.5 million for the nine months ended September 30, 2013 compared to approximately $0.6 million for the nine months ended September 30, 2012.

Operating Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Operating income (loss):
East Dubuque	$24,059	$33,047	$77,742	$97,763
Pasadena	(40,522)	—	(38,528)	—
RNP- partnership and unallocated expenses	(1,872)	(3,847)	(6,488)	(7,502)

Total RNP	(18,335)	29,200	32,726	90,261
Fulghum Fibres	1,812	—	2,657	—
Wood pellets	(2,350)	(518)	(4,233)	(839)
Energy technologies	4,542	(6,593)	(4,994)	(18,441)
Corporate and unallocated expenses	(5,885)	(5,485)	(19,230)	(18,351)

Total operating income (loss)	$(20,216)	$16,604	$6,926	$52,630

East Dubuque

Operating income was approximately $24.1 million for the three months ended September 30, 2013 compared to approximately $33.0 million for the three months ended September 30, 2012. Operating income was approximately $77.7 million for the nine months ended September 30, 2013 compared to approximately $97.8 million for the nine months ended September 30, 2012. The decreases were primarily due to lower revenues and higher cost of sales as a percentage of revenues partially offset by lower selling, general and administrative expenses and depreciation and amortization expense, as described above.

Pasadena

Operating loss was approximately $40.5 million and $38.5 million for the three and nine months ended September 30, 2013 which was due to gross loss and operating expenses as described above.

RNP – Partnership and Unallocated Expenses

Operating loss was approximately $1.9 million for the three months ended September 30, 2013 compared to approximately $3.8 million for the three months ended September 30, 2012 which was due to operating expenses as described above. Operating loss was approximately $6.5 million for the nine months ended September 30, 2013 compared to approximately $7.5 million for the nine months ended September 30, 2012 which was due to operating expenses as described above.

Fulghum Fibres

Operating income was approximately $1.8 million and $2.7 million for the three and nine months ended September 30, 2013, respectively, which was due to gross profit and operating expenses as described above.

Wood Pellets

Operating loss was approximately $2.4 million for the three months ended September 30, 2013 compared to approximately $0.5 million for the three months ended September 30, 2012. Operating loss was approximately $4.2 million for the nine months ended September 30, 2013 compared to approximately $0.8 million for the nine months ended September 30, 2012.

Energy Technologies

Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses, research and development expenses, depreciation and amortization and gain on sale of fixed assets.

Corporate and Unallocated Expenses

Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses and depreciation and amortization.

ADJUSTED EBITDA

RNP’s Adjusted EBITDA is defined as net income (loss) plus interest expense and other financing costs, loss on goodwill impairment, loss on debt extinguishment, loss on interest rate swaps, income tax expense and depreciation and amortization, net of gain in fair value adjustment to earn-out consideration. Fulghum’s Adjusted EBITDA is defined as net income plus interest expense and other financing costs and depreciation and amortization. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles RNP’s Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss) for RNP for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$(23,578)	$15,577	$21,514	$45,581
Add back: non-RNP (income) loss	1,323	13,271	(39)	43,867

RNP net income (loss)	(22,255)	28,848	21,475	89,448
Add RNP Items:
Net interest expense	3,996	25	9,725	138
Loss on goodwill impairment	30,029	—	30,029	—
Loss on debt extinguishment	—	—	6,001	—
Gain on fair value adjustment to earn-out consideration	(309)	—	(4,920)	—
Loss on interest rate swaps	—	327	7	907
Income tax expense	233	—	438	—
Depreciation and amortization	4,386	3,679	12,381	9,456
Other	—	—	—	(232)

RNP’s Adjusted EBITDA	$16,080	$32,879	$75,136	$99,717

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to net income for Fulghum for the three and nine months ended September 30, 2013.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2013
	(in thousands)
Net income (loss)	$(23,578)	$21,514
Add back: non-Fulghum (income) loss	24,391	(20,573)

Fulghum net income	813	941
Add Fulghum Items:
Net interest expense	692	1,226
Depreciation and amortization	3,416	5,691
Other	307	490

Fulghum’s Adjusted EBITDA	$5,228	$8,348

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,887	$70,342
Investing activities	(117,552)	(42,561)
Financing activities	129,367	(26,753)
Impact of exchange rates on cash	(20)	—

Net increase in cash and cash equivalents	$38,682	$1,028

Operating Activities

Revenues were approximately $295.6 million for the nine months ended September 30, 2013 compared to approximately $169.5 million for the nine months ended September 30, 2012. The increase in revenue for the nine months ended September 30, 2013 was primarily due to the Agrifos Acquisition and the Fulghum Acquisition. Deferred revenue increased approximately $4.7 million during the nine months ended September 30, 2013, versus an increase of approximately $5.6 million during the nine months ended September 30, 2012. The increase for the nine months ended September 30, 2013 was primarily attributable to our Pasadena Facility, and the increase for the nine months ended September 30, 2012 was primarily attributable to our East Dubuque Facility. The increase during both periods was due to timing of receiving cash.

Net cash provided by operating activities for the nine months ended September 30, 2013 was approximately $26.9 million. We had net income of approximately $21.5 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, we had a loss on goodwill impairment of approximately $30.0 million relating to the Agrifos Acquisition. Accounts receivable increased by approximately $15.3 million which was primarily attributable to our East Dubuque Facility. Accounts receivable increased due to significantly higher sales during the third quarter of 2013 as compared to the fourth quarter of 2012.This higher volume of sales is due to a combination of having fewer summer 2013 product prepayment contracts and an unscheduled plant outage at the end of 2012 which limited the amount of inventory available for sales during the fourth quarter of 2012. Inventories increased by approximately $15.6 million during this period, which was primarily due to lower sales volumes at our East Dubuque Facility and our Pasadena Facility and higher natural gas prices at our East Dubuque Facility. Accrued liabilities decreased by approximately $38.4 million of which approximately $27.2 million was due to the release of valuation allowance resulting from recording of deferred tax liabilities related to the Fulghum Acquisition.

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $70.3 million. We had net income of approximately $45.6 million for the nine months ended September 30, 2012. Accounts receivable decreased by approximately $1.2 million during the nine months ended September 30, 2012. The decrease in accounts receivable was due to normal seasonality. Inventories increased by approximately $1.3 million during the nine months ended September 30, 2012, which was due to normal seasonality of our nitrogen fertilizer business and the turnaround at our East Dubuque Facility in fall 2011 that lasted longer than normal turnarounds, resulting in lower inventory levels at December 31, 2011.

Investing Activities

Net cash used in investing activities was approximately $117.6 million and $42.6 million, respectively, for the nine months ended September 30, 2013 and 2012. The increase was primarily related to the Fulghum Acquisition, the Atikokan Acquisition and the Wawa Acquisition.

Financing Activities

Net cash provided by (used in) financing activities was approximately $129.4 million and ($26.8 million), respectively, for the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013, we issued the Notes for $320.0 million and paid off the Second 2012 Credit Agreement in the amount of approximately $205.0 million. We also entered into the Revolving Loan and borrowed $50.0 million under such facility, and RNP paid distributions to noncontrolling interests of approximately $33.1 million. During the nine months ended September 30, 2012, RNLLC entered into the First 2012 Credit Agreement and borrowed approximately $27.0 million. RNP also paid distributions to noncontrolling interests of approximately $33.8 million. During the nine months ended September 30, 2012, we also repurchased approximately 9.1 million shares of our common stock under our share repurchase program for approximately $16.7 million, including commissions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, our current assets totaled approximately $266.4 million, including cash and cash equivalents of approximately $180.4 million, of which approximately $85.3 million was held at RNP, and accounts receivable of approximately $28.9 million. At September 30, 2013, our current liabilities were approximately $117.6 million, and we had long-term liabilities of approximately $423.2 million, comprised primarily of the Notes, Fulghum debt and the Revolving Loan.

RNP Activities

During the next 12 months, based on current market conditions, we expect RNP’s principal liquidity needs, including expansion and maintenance capital expenditures, to be met from RNP’s operating cash flow and cash on hand at RNP, including the remaining proceeds from the offering of the Notes. With these proceeds, we intend to fund all of the remaining costs of the following projects: our ammonia production and storage capacity expansion project and our urea expansion project at our East Dubuque Facility; and our ammonium sulfate debottlenecking and production capacity project, the replacement of our sulfuric acid converter, and our power generation project at our Pasadena Facility. Our maintenance capital expenditures totaled approximately $10.2 million and $5.4 million in the nine months ended September 30, 2013 and 2012, respectively. Our maintenance capital expenditures, including to repair the foundation of one of our syngas compressors, are expected to be approximately $20.2 million for the year ending December 31, 2013 of which approximately $11.7 million is expected to be funded from operating cash flow and approximately $8.5 million will be funded by proceeds from the offering of the Notes. The amount funded from proceeds of the Notes includes a portion of the expected cost to replace the sulfuric acid converter. During the third quarter of 2013, we started this project and intend to complete it during 2014 for an estimated total cost of approximately $17.0 million, with approximately 20% of that cost to be expended in 2013. Our expansion capital expenditures totaled approximately $53.2 million and $40.2 million in the nine months ended September 30, 2013 and 2012, respectively. Our expansion capital expenditures are expected to be approximately $76.7 million for the year ending December 31, 2013.

The nitrogen fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at RNLLC and RNPLLC. RNLLC’s practice of selling substantial amounts of fertilizer products through prepayment contracts also affects its significant working capital needs. Working capital available at RNLLC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Facility’s principal feedstock and products. Working capital available at RNPLLC is also affected by changes in commodity prices for ammonia and sulfur, which are the Pasadena Facility’s principal feedstocks, and the need to purchase raw materials in advance of product sales. Due to these seasonal cycles, it is possible that cash available for distribution for RNP in a quarter could be negative. In that event, we expect that RNP would be able to fund its operations from cash on hand or temporary draws on its Credit Facility.

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

On April 12, 2013, we issued the Notes and entered into the 2013 Credit Agreement. For a description of the terms of the Notes and the 2013 Credit Agreement, see Note 11 – Debt to the consolidated financial statements included in this report.

We believe we have sufficient liquidity for our expected funding requirements at RNP through at least the next 12 months.

Non-RNP Activities

During the nine months ended September 30, 2013, we funded our operations and investments in our non-RNP activities primarily through cash on hand and cash distributions from RNP. We also borrowed $50.0 million under the new Revolving Loan, none of which was used to fund operations. We expect quarterly distributions from RNP to be a major source of liquidity for our non-RNP activities. Cash distributions from RNP may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. Any distributions made by RNP to its unitholders will be done on a pro rata basis. We will receive 59.8% of RNP’s quarterly distributions to common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP. On October 24, 2013, RNP announced a cash distribution to its common unitholders and payments to holders of phantom units for the period July 1, 2013 through and including September 30, 2013 of $0.27 per unit or approximately $10.5 million in the aggregate. We will receive a distribution of approximately $6.3 million, representing our share of distributions based on our ownership of common units. The cash distribution will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013. The Indenture governing the Notes and the 2013 Credit Agreement contain important restrictions on RNP’s ability to make distributions to its common unitholders (including us).

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

On April 22, 2013, we announced that our Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock through December 31, 2013. As of September 30, 2013, we have not repurchased any shares of our common stock under the program.

During the three months ended September 30, 2013, the JV determined that the Wawa Project and the Atikokan Project would not be transferred into the JV. Therefore, we will continue to own 100% of both projects. We estimate that the total cost to acquire and convert the Wawa Project and Atikokan Project are expected to exceed $78.0 million. We expect to fund the cost of these projects from cash on hand, distributions from RNP, and cash generated by Fulghum.

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

On September 23, 2013, we entered into the Revolving Loan. For a description of the terms of the Revolving Loan, see Note 11 – Debt to the consolidated financial statements included in this report. At September 30, 2013, we had the ability to borrow an incremental $50 million under the Revolving Loan, subject to satisfaction of conditions to borrowing, some of which conditions depend on the market price of RNP’s units.

During the next 12 months, we expect the liquidity needs of our non-RNP activities and to fund our announced projects could be met from cash on hand, distributions from RNP, and cash generated by Fulghum. In the event that these sources of funds are much less than expected, or if we approve additional projects or acquire additional assets with significant incremental capital requirements, we may need to borrow additional amounts under the Revolving Loan, receive funding from our JV, and/or seek additional funds in the capital markets. Depending on the market price of RNP’s units, among other things, we may not be able to borrow the full $100.0 million under the Revolving Loan.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Annual Report. During the normal course of business between January 1, 2013 and the date of this report, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During such period, the following material changes occurred to our contractual obligations:

•	On April 12, 2013, RNP issued the Notes and entered into the 2013 Credit Agreement. RNP used part of the net proceeds from the offering of the Notes to repay in full and terminate the Second 2012 Credit Agreement. As of the date of this report, there are no outstanding borrowings under the 2013 Credit Agreement.

•	Our obligations under natural gas forward purchase contracts increased by approximately $6.6 million to approximately $14.1 million. As of September 30, 2013, the natural gas forward purchase contracts included delivery dates through March 31, 2014. During October 2013, we entered into fixed quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.7 million and the total amount of the purchase commitments are approximately $2.6 million, resulting in a weighted average rate per MMBtu of $3.84. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

•	Purchase obligations increased by approximately $26.5 million to approximately $47.5 million as measured by the total amount of open purchase orders. The increase is primarily due to the ammonia production and storage capacity expansion project at our East Dubuque Facility, the power generation project at our Pasadena Facility, the Atikokan Project and the Wawa Project.

•	On April 17, 2013, we entered into the EPC Contract with Abeinsa. The EPC Contract provides for Abeinsa to be the contractor on our power generation project at our Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by the fourth quarter of 2014.

•	On April 30, 2013, we entered into the Drax Contract with Drax. Under the Drax Contract, we are required to sell the full output of wood pellets from the Wawa Project to Drax, with the first delivery under the contract scheduled for the fourth quarter of calendar year 2014. Rentech guarantees the payment obligations under the Drax Contract.

•	In connection with the Drax Contract, on April 30, 2013, we and Quebec Stevedoring entered into the Port Agreement pursuant to which Quebec Stevedoring is required to provide stevedoring, terminalling and warehousing services to us at the Port of Quebec. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, Quebec Stevedoring is required to invest approximately $20.0 million to build handling equipment and 75,000 metric tons of wood pellet storage exclusively for our use at the port, with the same amount becoming a lease obligation for us, with such obligation guaranteed by Rentech.

•	On September 23, 2013, we entered into the Revolving Loan and borrowed $50.0 million under such facility.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements,” included in Part I of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We may be exposed to interest rate risks related to the 2013 Credit Agreement and Revolving Loan. Borrowings under the 2013 Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If we maintain a secured leverage ratio of less than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If we maintain a secured leverage ratio equal or greater than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings. As of the date of this report, we had no outstanding borrowings under the 2013 Credit Agreement. Borrowings under the Revolving Loan bear interest at a rate equal to LIBOR plus 4.00% per annum. As of the date of this report, we had outstanding borrowings under the Revolving Loan of $50.0 million. Assuming the entire $35.0 million and $100.0 million was outstanding under the 2013 Credit Agreement and Revolving Loan, respectively, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of approximately $1.4 million.

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

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the nine months ended September 30, 2013, approximately 85% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand for ammonium sulfate and other nitrogen fertilizers, and by other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease and we may suffer losses on these sales. If the price of our products falls rapidly, we may not be able to recover the costs of our raw materials inventory that was purchased at an earlier time when commodity prices were at higher levels. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50.

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

We provide wood fibre processing services and wood yard operations in the United States, Chile and Uruguay. The customers of our 26 mills located in the United States and most of the six mills in Chile and Uruguay are responsible for the procurement and delivery of wood to our mills. For these mills, we do not have direct exposure to market risk associated with potential changes in wood supply or pricing. However, we process wood chips for export at our mill in Coronel, Chile and then export the wood chips to Asia, Europe and the United States. In some instances, this mill purchases wood on the market for chipping and therefore is exposed to market fluctuations in log pricing. In order to address this potential risk, we own approximately 1,400 acres of forest land that may be harvested in cases of high log prices, which may reduce market exposure in the short-term. However, if prices of wood remain at high levels for a prolonged period of time, we would be exposed to volatility in log pricing.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 1, 2012, the Agrifos Acquisition closed and, on May 1, 2013, the Fulghum Acquisition closed. We are currently in the process of integrating RNPLLC’s and Fulghum’s operations, processes, and internal controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 12 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

As a result of entering into the RNHI Credit Agreement, we are subject to risks relating to the RNHI Credit Agreement, some of which are discussed below and others of which are described generally in our other periodic and current reports filed with the SEC, including in “Part I – Item 1A. Risk Factors” of the Annual Report and “Part II – Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013 filed with the SEC on May 9, 2013 and August 8, 2013, respectively, (the “Quarterly Reports”). The risks described in the Annual Report, the Quarterly Reports and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factors set forth below update, and should be read together with, the risk factors disclosed in “Part I – Item IA. Risk Factors” of the Annual Report and “Part II – Item 1A. Risk Factors” of the Quarterly Reports.

An event of default under the RNHI Credit Agreement, a failure to meet market price tests included therein or our default of certain obligations under our guaranty for such credit facility could trigger an acceleration under the RNHI Credit Agreement and a sale of the Underlying Equity, thus causing the reduction of our ownership of RNP units and preventing RNHI from making distributions to us. In addition, a failure to meet market price tests included in the RNHI Credit Agreement could reduce or eliminate our ability to borrow or maintain amounts outstanding under the facility.

The RNHI Credit Agreement contains customary mandatory prepayment events and events of default, including defaults by the Company and RNHI. An event of default under the RNHI Credit Agreement or our default of certain obligations under our guaranty for such credit facility could trigger an acceleration under the RNHI Credit Agreement and a foreclosure and sale of the Underlying Equity. Such foreclosure and sale would likely result in the change of ownership of RNP units and prevent RNHI from making distributions to us.

In addition, RNHI’s obligations under the RNHI Credit Agreement and, correspondingly, our obligations under the guaranty may be triggered by the drop in the market price of the common units of RNP. The market price for the common units of RNP has fluctuated in the past and could fluctuate substantially in the future. Numerous factors, including those identified in RNP’s Annual Report on Form 10-K for the year ended December 31, 2012 and its subsequent Quarterly Reports on Form 10-Q, and the volatility of the stock market generally, could cause a significant decline in the market price of the common units of RNP, which could (i) trigger an acceleration under the RNHI Credit Agreement and a foreclosure and sale of the Underlying Equity, (ii) prevent RNHI from distributing to us distributions received from RNP with respect to the Underlying Equity or (iii) prevent RNHI from borrowing under the RNHI Credit Agreement. RNHI would cease to own any common units of RNP so foreclosed upon and sold and, as a result, we would lose a corresponding portion, which could be substantial, of our ownership interest in RNP. The occurrence of any such events could result in a decline, which could be substantial, in the market price of the common units of RNP and/or the market price of our common stock.

We have recorded goodwill impairment charges and recorded write-downs of finished goods and raw material inventories with respect to our Pasadena Facility, and we could be required to record additional material impairment charges and write-downs in the future.

We recently lowered our profitability expectations for the Pasadena Facility primarily due to lower projected market prices for ammonium sulfate. As a result, during the nine months ended September 30, 2013, we recorded a goodwill impairment charge of approximately $30.0 million relating to the Agrifos Acquisition, we lowered the fair value of the potential earn-out consideration RNP may be required to pay in connection with the Agrifos Acquisition to zero and we incurred an approximate $7.3 million write-down of ammonium sulfate, sulfur and sulfuric acid inventory. For further information, see Notes 5, 6 and 10 to the consolidated financial statements included in Part I of this report.

The future profitability of our Pasadena Facility will be significantly affected by, among other things, nitrogen fertilizer product prices and the prices of the inputs to its production processes. It is possible that adverse changes to supply and demand factors relating to the Pasadena Facility’s nitrogen fertilizer products could require us to lower our expectations for the profitability of the facility in the future. If this were to occur, we could be required to record additional material impairment charges and write-downs, which could have a material adverse effect on our results of operations, the trading price of our common stock and our reputation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On April 22, 2013, we announced that our Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock through December 31, 2013. As of September 30, 2013, we have not repurchased any shares of our common stock under the program. The share repurchase program is subject to blackout periods under our insider trading policy. We may buy shares in the open market or through privately negotiated transactions from time to time through the expiration of the program on December 31, 2013 as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price and other factors and compliance with applicable legal requirements. The plan does not obligate us to acquire any particular amount of common stock, and can be implemented, suspended or discontinued at any time without prior notice at our sole discretion.

ITEM 6.	EXHIBITS.

Exhibit Index

10.1*	Credit Agreement dated as of September 23, 2013, among Rentech Nitrogen Holdings, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, and each other lender from time to time party hereto.

10.2*	Guaranty Agreement dated as of September 23, 2013 by Rentech, Inc. in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent for the benefit of the lender parties.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

*	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: November 7, 2013	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: November 7, 2013	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer