Form 10-K
period 2013-12-31
RENTECH INC /CO/
filed 2014-03-17
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Common Stock

Name of Each Exchange on Which Registered: NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $463.4 million (based upon the closing price of the common stock on June 28, 2013, as reported by the NYSE MKT).

The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 227,530,698.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the Securities and Exchange Commission, or SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in Part I—Item 1A “Risk Factors” and from time to time in our periodic reports and registration statements filed with the SEC. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

As used in this report, the terms “we,” “our,” “us,” “the Company” and “Rentech” mean Rentech, Inc., a Colorado corporation and its consolidated subsidiaries, unless the context indicates otherwise. References to “RNHI” refer to Rentech Nitrogen Holdings, Inc., a Delaware corporation and one of our indirect wholly-owned subsidiaries. References to “RNP” refer to Rentech Nitrogen Partners, L.P., a publicly traded Delaware limited partnership and one of our indirectly majority owned subsidiaries. References to “the General Partner” refer to Rentech Nitrogen GP, LLC, a Delaware limited liability company, RNP’s general partner and one of our indirect wholly-owned subsidiaries. References to “RNLLC” refer to Rentech Nitrogen, LLC, a Delaware limited liability company that was formerly known as Rentech Energy Midwest Corporation, or REMC. References to “RNPLLC” refer to Rentech Nitrogen Pasadena, LLC, a Delaware limited liability company that was formerly known as Agrifos Fertilizer, LLC. References to “Fulghum” refer to Fulghum Fibres, Inc., a Georgia corporation and one of our indirectly wholly-owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Change in Fiscal Year End

During 2012, our board of directors approved a change in our fiscal year end from September 30 to December 31. The periods presented in this report include the calendar years ended December 31, 2013, 2012 and 2011, the three months ended December 31, 2011 and 2010 and the fiscal years ended September 30, 2011.

Company Overview

We are the General Partner of, and own approximately 60% of the common units of, Rentech Nitrogen Partners, L.P., or RNP, which produces nitrogen fertilizer products in the United States for sale primarily in North and South America. We also have operations and conduct development activities in the wood fibre processing industry in North and South America. We intend to enhance shareholder value by (i) continuing to operate and expand RNP; (ii) expanding and managing our wood chipping business, which currently consists of the acquired assets and operations of Fulghum Fibres, Inc., or Fulghum, through development and acquisitions; (iii) building the wood pellet business by converting two acquired facilities in Canada into wood pellet production facilities, and expanding the wood pellet business through development, aggregation and acquisitions; (iv) broadening our wood fibre business into closely related lines of business; and (v) closing the sale of our existing alternative energy technologies and related assets.

Nitrogen Fertilizer Business

We own, through our wholly owned subsidiaries, the general partner interest and 59.8% of the common units representing limited partner interests in RNP. Substantially all of RNP’s revenues are derived from the sale of nitrogen-based fertilizer products. Our revenues in the calendar year ended December 31, 2013 were derived primarily from sales of products by RNP’s subsidiaries.

The East Dubuque Facility

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

The Pasadena Facility

At its facility in Pasadena, Texas, or the Pasadena Facility, RNP manufactures ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as its primary feedstocks. RNP acquired the Pasadena Facility in November 2012 through its wholly-owned subsidiary, RNPLLC, which sells such products to customers in the United States and internationally. The Pasadena Facility has been in operation producing various products since the 1940s. In 2011, the Pasadena Facility was converted to the production of high-quality granulated synthetic ammonium sulfate, and began selling ammonium sulfate and ammonium thiosulfate as its primary products. The Pasadena Facility is the largest producer of synthetic ammonium sulfate and the third largest producer of ammonium sulfate, most of which is manufactured as a lower-quality by-product of other chemical processes, in North America. The East Dubuque Facility and the Pasadena Facility are referred to collectively as the “Fertilizer Facilities.”

Our ownership interest in RNP currently entitles us to 59.8% of all cash distributions made by RNP to its common unit holders. We receive no distributions or other economic benefit as the general partner of RNP. Our ownership interest may be reduced over time if we were to elect to sell any of our common units, or if additional common units were to be issued by RNP.

We seek to continue organically expanding capacity at our Fertilizer Facilities, although any such expansion projects are likely to be smaller than the recently-completed capacity expansions at each facility. We may evaluate acquisitions of assets and businesses that generate qualifying income for publicly traded limited partnerships, through outright acquisitions or through partnerships or joint ventures, although we are not actively seeking or pursuing such acquisitions at the time of filing. Our objective in any acquisition or expansion project is to achieve returns on investment at least commensurate with the risk of such investment. Acquisitions by RNP may be for common units, cash or other consideration; we do not intend to fund acquisitions at RNP from operating cash flow, therefore, any acquisitions or expansion projects are expected to require new capital. Acquisitions and expansion projects involve numerous risks and uncertainties, including the potential unavailability of financing if needed, difficulties in completing any transaction on sufficiently favorable terms or any construction project on budget, and the possibility that any expected benefits of the acquisition or expansion project may not be realized. As a result, there can be no assurance that we will be able to complete any acquisitions or expansion projects on a timely basis or at all.

Wood Fibre Processing Business

Our wood fibre processing business consists of wood chipping and wood pellet production.

Wood Chipping Business

We entered the wood chipping business with our acquisition of Fulghum, which is a leading provider of chipping services to the pulp, paper and packaging industry. Fulghum, which operates 32 wood chipping mills and processes approximately 15.0 million tons of wood per year, provides high-quality wood chipping and wood yard operations services, produces and sells wood chips to the pulp, paper and packaging industry, sells biomass fuel to industrial heat and utility customers, and owns and manages forestland in South America.

Wood Pellet Business

We are developing two facilities in Eastern Canada to produce and sell wood pellets for use as renewable fuel for the generation of electricity. Most of the expected wood pellet production at the two facilities is contracted for sale under ten-year “take-or-pay” agreements with electric utilities.

Growth Plans

We are pursuing acquisitions of assets and businesses and development of projects related to both wood chipping and wood pellets, and other closely related lines of business. Our objective in any acquisition or development project is to achieve returns on investment at least commensurate with the risk of such investment. Acquisitions may be for stock, cash, or other consideration and we may assume or incur debt in connection with such acquisitions. As discussed above, acquisitions and development projects involve numerous risks and uncertainties, and there can be no assurance that we will be able to complete any acquisitions or projects on a timely basis or at all.

We intend to expand our wood chipping and wood pellets production businesses towards a potential initial public offering of these businesses as a master limited partnership to be completed in less than two years. However, our ability to complete any such offering and its timing are both subject to a number of factors, including our ability to achieve our intended growth in these businesses, market factors and various factors that are outside of our control. As a result, there can be no assurance that we will be able to complete any initial public offering of these businesses on a timely basis or at all. This report does not constitute an offer to sell or a solicitation to buy any securities.

Energy Technologies Business

We were initially formed to develop and commercialize certain alternative energy technologies. In 2013, we decided to exit the energy technologies business as a direct result of the high projected cost to develop the technologies and to deploy them at commercial scale, in combination with the lower projected returns on such investments as energy prices in the United States dropped due to the advent of hydraulic fracturing and other low cost methods of extracting natural gas. Insufficient project returns, as well as the failure of, and reductions in, government incentives and regulations intended to support the development of alternative energy, particularly within the United States, were also factors in our decision.

In March 2014, we entered into a definitive agreement with Sunshine Kaidi New Energy Group Co., Ltd., or Kaidi, to sell our alternative energy technologies and decommissioned Product Demonstration Unit, or PDU, located in Commerce City, Colorado.

The transaction provides us at closing with an initial cash purchase price for our alternative energy technology and equipment of $15.3 million, and the possibility of a success payment of up to $16.2 million. In addition, we and Kaidi will share equally in any proceeds from the future sale of the real property at the PDU site, net of transaction fees and carrying costs of the property incurred by Rentech after the closing of the sale of the alternative energy technologies and PDU.

The PDU equipment purchased by Kaidi will be relocated to Wuhan, China where Kaidi intends to employ some or all of our alternative energy technologies at its biomass-to-liquids demonstration facility. Upon Kaidi’s completion of this demonstration facility using our alternative energy technologies, we will be eligible to receive up to $16.2 million in success payments based on the performance of the alternative energy technologies at the demonstration plant. We will retain a license to use our alternative energy technologies in the United States in the future. Under certain conditions, we would not be required to pay Kaidi royalties under the license. However, we are not considering any projects that would employ our alternative energy technologies and do not expect to pursue any such projects unless conditions in energy markets change such that deployment of the alternative energy technologies in the United States would generate attractive returns.

In 2013, we ceased operations, reduced staffing at, and mothballed our PDU. We also eliminated all research and development activities in energy technologies. Upon closing of the sale to Kaidi, we will no longer bear any material costs associated with the alternative energy technologies or operations of the PDU. We will, however, continue to incur certain transaction costs and site-related carrying costs, which would terminate upon sale of the PDU site. We currently have several indications of interest for the property at the PDU site and anticipate selling the site before the end of the first quarter of 2015.

Closing of the transaction with Kaidi, which is expected in mid-2014, is subject to customary conditions, including regulatory approvals in the United States and the People’s Republic of China.

Our Nitrogen Fertilizer Business

We own, through our wholly owned subsidiaries, the general partner interest and 59.8% of the common units representing limited partner interests in RNP, a publicly traded partnership that, through its wholly owned subsidiary, RNLLC, manufactures natural-gas based nitrogen fertilizer products at the East Dubuque Facility and sells such products to customers located in the Mid Corn Belt region of the United States. In addition, RNP, through its wholly owned subsidiary, RNPLLC, manufactures fertilizer products and sulfuric acid and sells, through distributors, to customers primarily in the United States and Brazil.

Our East Dubuque Facility

Our East Dubuque Facility is located on approximately 210 acres in the northwest corner of Illinois on a 140-foot bluff above the Upper Mississippi River. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and food-grade carbon dioxide, or CO2, using natural gas as its primary feedstock. Our East Dubuque Facility operates continuously, except for planned shutdowns for maintenance and efficiency improvements, and unplanned shutdowns. Our East Dubuque Facility can optimize its product mix according to changes in demand and pricing for its various products. Some of these products are final products sold to customers, and others, including ammonia, are both final products and feedstocks for other products, such as UAN, nitric acid, liquid urea and granular urea.

The following table sets forth our East Dubuque Facility’s current rated production capacity for the listed products in tons per day and tons per year, and its product storage capacity:

Product	Approximate Production Capacity		Product Storage Capacity
	Tons /Day	Tons /Year(1)
Ammonia	1,020	372,300	60,000 tons (3 tanks); 15,000 tons(2)
UAN	1,100	401,500	80,000 tons (2 tanks)
Urea (liquid)	460	167,900	Limited capacity is not a factor
Urea (granular)	140	51,100	12,000 granular ton warehouse
Nitric acid	380	138,700	Limited capacity is not a factor
CO2	350	127,750	1,900 tons

(1)	Production capacity for the year is based on daily rated production capacity times 365 days. The number of actual operating days will vary from year to year.
(2)	Represents 15,000 tons of storage capacity at the terminal of Agrium U.S.A., Inc., or Agrium, in Niota, Illinois where we have the right to store ammonia pursuant to our distribution agreement with Agrium. RNLLC’s right to store ammonia at this terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless we deliver a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, our right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. See “—Marketing and Distribution.”

The following table sets forth the amount of products produced by, and shipped from, the East Dubuque Facility for the calendar years ended December 31, 2013, 2012 and 2011, the three months ended December 31, 2011 and 2010, and the fiscal year ended September 30, 2011:

	For the Calendar Years Ended December 31,			For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2011	2010	2011
	(in thousands of tons)
Products Produced
Ammonia	244	293	261	63	75	273
UAN	262	301	294	68	86	312
Urea (liquid)	137	139	130	30	37	137
Urea (granular)	22	23	16	4	6	18
Nitric acid	106	122	118	27	35	126
CO2	69	76	92	16	34	109
Products Shipped
Ammonia	103	149	135	55	44	125
UAN	269	291	301	65	79	315
Urea (liquid)	21	13	12	3	3	12
Urea (granular)	22	22	17	4	4	17
Nitric acid	14	14	15	3	3	15
CO2	71	76	92	15	34	110

Expansion Projects

Our ammonia production and storage capacity expansion project at the East Dubuque Facility was substantially completed in 2013 with approximately $95.8 million spent through 2013. The remaining work to be completed for the project includes purchases of spare parts, simulation software and other items at a cost of approximately $2.0 million. The ammonia production and storage capacity expansion project increased RNP’s ammonia production capacity by approximately 23%, or 190 tons per day, and on-site ammonia storage capacity by approximately 20,000 tons.

We are continually evaluating or pursuing opportunities to increase our profitability by expanding the East Dubuque Facility’s production capacities and product offerings, including with the following expansion projects:

•	Urea Expansion Project. In 2013, we commenced installation of a CO2 compressor which is expected to increase liquid urea production at our East Dubuque Facility to approximately 484 tons per day or 176,660 tons annually. This project is expected to be completed during 2014. We estimate that the total project cost will be approximately $3.5 million. We intend to fund the costs of this project with proceeds from the offering of the $320.0 million of 6.5% second lien senior secured notes due 2021, or the RNP Notes, we completed in April 2013.

•	Nitric Acid Expansion Project. In the second quarter of 2014, we intend to commence the replacement of a compressor train in one of our nitric acid plants at our East Dubuque Facility, which is expected to increase nitric acid production at the facility by approximately 30 tons per day or 11,000 tons annually and decrease electric power usage. We expect to complete this project during the fourth quarter of 2014 at a cost of approximately $7.0 million. We expect to fund this project with new capital. We cannot assure you that such equity capital will be available on satisfactory terms or at all. In the event we do not have sufficient capital for the project, we would need to find alternative sources of funding or curtail the project.

Products

Our East Dubuque Facility’s product sales are heavily weighted toward sales of ammonia and UAN, which together made up 80% or more of our East Dubuque Facility’s total revenues for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011. A majority of our East Dubuque Facility’s products are sold through our distribution agreement with Agrium as described below under “—Marketing and Distribution,” with the exception of CO2, which we sell directly to customers in the food and beverage market at negotiated contract prices. Although ammonia and UAN may be used interchangeably in some cases, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, transportation, handling and application equipment, each of which vary among these two products. During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, we sold more than 90% of our East Dubuque Facility’s nitrogen products to customers for agricultural application, with the remaining portion being sold to customers for industrial uses.

Ammonia. Our East Dubuque Facility produces ammonia, the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. The ammonia processing unit at our East Dubuque Facility has a current rated capacity of approximately 1,020 tons per day. Our East Dubuque Facility’s ammonia product storage consists of three 20,000 ton tanks and 15,000 tons of leased storage in Niota, Illinois. Ammonia is used in the production of all other products produced by our East Dubuque Facility, except CO2.

UAN. UAN is a liquid fertilizer that has a slight ammonia odor and, unlike ammonia, it does not need to be refrigerated or pressurized when transported or stored. Our East Dubuque Facility has two UAN storage tanks with a combined capacity of 80,000 tons.

Urea. Our East Dubuque Facility’s urea solution is sold in its liquid state, processed into granular urea through the facility’s urea granulation plant to create dry granular urea (46% nitrogen concentration) or upgraded into diesel exhaust fluid, or DEF, or UAN. We assess market demand for each of these four end products and allocate our East Dubuque Facility’s produced urea solution as appropriate. We sell liquid urea, including DEF, primarily to industrial customers in the power, ethanol and diesel emissions markets. DEF is a urea-based chemical reactant that is intended to reduce nitrogen oxide emissions in the exhaust systems of certain diesel engines of trucks and off-road farm and construction equipment. Although we believe that there is high demand for our granular urea in agricultural markets, we sell granular urea primarily to customers in specialty urea markets where the spherical and consistent size of the granules resulting from our “curtain granulation” technology generally command a premium price. Our East Dubuque Facility has a 12,000 ton capacity bulk warehouse that can be used for dry bulk granular urea storage.

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

In 2006, RNLLC entered into a distribution agreement with Agrium under which a majority of our East Dubuque Facility’s products, including ammonia and UAN, are sold. Pursuant to the distribution agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers, for nitrogen fertilizer products comprising ammonia, liquid and granular urea, UAN and nitric acid. Under the distribution agreement, Agrium bears the credit risk on products sold through Agrium pursuant to the agreement. The distribution agreement has a term that ends in April 2016, but automatically renews for subsequent one-year periods, unless either party delivers a termination notice to the other party at least three months prior to an automatic renewal.

During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, 79% or more of our East Dubuque Facility product sales were through Agrium pursuant to the distribution agreement, and the remainder sold directly to customers. RNLLC’s management pre-approves price, quantity and other terms for each sale through Agrium, and it pays Agrium a commission for its services. RNLLC’s rights under the distribution agreement include the right to store specified amounts of its ammonia for a monthly fee at Agrium’s ammonia terminal in Niota, Illinois, which serves as a distribution point where ammonia produced at its East Dubuque Facility is sold. RNLLC’s right to store ammonia at Agrium’s terminal expires on June 30, 2016, but automatically renews for successive one year periods, unless it delivers a termination notice to Agrium with respect to such storage rights at least three months prior to an automatic renewal. Notwithstanding the foregoing, RNLLC’s right to use the storage space immediately terminates if the distribution agreement terminates in accordance with its terms. Outside of the distribution agreement, RNLLC also sells its East Dubuque Facility’s nitrogen products and CO2 directly to its customers.

Under the distribution agreement, RNLLC pays commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current rate of 5%, which is the maximum allowable rate under the distribution agreement during the first 10 years of the agreement. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, the effective commission rate associated with sales under the distribution agreement was 3.6%, 2.7%, 2.6% and 4.3%, respectively.

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

In certain instances, customers take delivery of products on a FOB destination basis. In these circumstances, we are responsible for the associated transportation costs. In order to accommodate barge and rail deliveries, we own and operate a barge dock on the Mississippi River, and a rail spur that connects to the Burlington Northern Santa Fe Railway and the Canadian National Railway Company, or Canadian National. We also ship products by barge to our leased storage facility in Niota, Illinois, which provides another distribution point from which our customers may pick up our East Dubuque Facility’s products by truck.

We believe that having the option to transport our East Dubuque Facility’s nitrogen products by barge or rail provides us with the flexibility to sell the facility’s products to locations that cannot be economically delivered by truck. However, transportation by truck generally is not subject to many of the risks and costs associated with transportation by barge or rail. Barge transportation from the Gulf Coast frequently is constrained by unpredictable conditions and limited equipment and storage infrastructure on the Mississippi River. Lock closures on the Upper Mississippi River can be caused by a variety of conditions, including inclement weather or surface conditions, and can unexpectedly delay barge transportation. In addition, in the United States, there are only two towing companies that transport ammonia by barge and only 32 active barges available for ammonia transport, and we believe those barges are fully utilized for transport of the current levels of ammonia produced in the United States. Ammonia storage sites and terminals served by barge on the Mississippi River are controlled primarily by CF Industries Holdings, Inc., or CF Industries, Koch Industries, Inc., or Koch, and Agrium. Because ownership of storage sites and terminals is limited to these competitors, other competitors who rely on barge transportation could encounter storage limitations associated with the seasonal Mississippi River closure that occurs annually from mid-November to early March. Railroads also charge premium prices to ship certain toxic inhalation hazard, or TIH, chemicals, including ammonia, due in part to additional liability insurance costs incurred by the railroads. We believe that railroads are taking other actions, such as requiring indemnification from their customers for liabilities relating to TIH chemicals, to shift the risks they face from shipping TIH chemicals to their customers, which may make transportation of ammonia by rail less economically feasible.

Customers

We sell a majority of our East Dubuque Facility’s nitrogen products to customers located in the facility’s core market. We sold over 90% of our East Dubuque Facility’s nitrogen products to customers for agricultural uses during the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts for fertilizer products with any of our customers.

In the aggregate, our East Dubuque Facility’s top five ammonia customers represented approximately 57%, 54%, 54% and 46%, respectively, of the facility’s ammonia sales for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, and our East Dubuque Facility’s top five UAN customers represented approximately 59%, 38%, 53% and 50%, respectively, of the facility’s UAN sales for these periods. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, approximately 2%, 2%, 1% and 3%, respectively, of our East Dubuque Facility’s total product sales were to Agrium as a direct customer (rather than a distributor) and approximately 12%, 9%, 7% and 15%, respectively, of our East Dubuque Facility’s total product sales were to Crop Production Services, Inc., or CPS, a controlled affiliate of Agrium.

Seasonality and Volatility

Ammonia, UAN and other nitrogen based fertilizer sales are seasonal, based upon planting, growing and harvesting cycles, and product availability. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons, which require significant storage capacity. The accumulation of inventory to be available for seasonal sales requires us to maintain significant working capital. This seasonality generally results in higher fertilizer prices during peak fertilizer application periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. Our East Dubuque Facility’s products are sold both on the spot market for immediate delivery and under product prepayment contracts for future delivery at fixed prices. The terms of the product prepayment contracts, including the percentage of the purchase price paid as a down payment, can vary from season to season. Variations in the proportion of product sold through forward sales contracts and variations in the terms of the product prepayment contracts can increase the seasonal volatility of our cash flows and cause changes in the patterns of seasonal volatility from year-to-year. The cash from product prepayment contracts is included in our operating cash flow in the quarter in which the cash is received, while revenue related to product prepayment contracts is recognized when products are picked-up or delivered and the customer takes title. As a result, the cash received from product prepayment contracts increases our operating cash flow in the quarter in which the cash is received, but may effectively reduce our operating cash flow in a subsequent quarter if the cash was received in a quarter prior to the one in which the revenue is recorded. See Part II—Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Another seasonal factor affecting the nitrogen fertilizer industry is the effect of weather-related conditions on the ability to transport products by barge on the Upper Mississippi River. During portions of the winter, the Upper Mississippi River cannot be used for transport due to lock closures, which could preclude the transportation of nitrogen products by barge during this period and may increase transportation costs. The following table sets forth the percentage of ammonia and UAN tonnage sold that was transported from our East Dubuque Facility by barge:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
Ammonia	4.8%	5.6%	2.3%	4.4%
UAN	—	1.7%	—	3.7%

The following table shows total tons of our East Dubuque Facility’s products shipped for each quarter presented below:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
	(in thousands of tons)
Ammonia
Quarter ended March 31	11	30		20
Quarter ended June 30	41	40		43
Quarter ended September 30	24	31		18
Quarter ended December 31	27	48	55	44
UAN
Quarter ended March 31	61	34		30
Quarter ended June 30	59	92		129
Quarter ended September 30	117	110		77
Quarter ended December 31	32	55	65	79
Other Nitrogen Products
Quarter ended March 31	15	13		12
Quarter ended June 30	20	13		15
Quarter ended September 30	14	14		7
Quarter ended December 31	8	9	10	10
CO2
Quarter ended March 31	23	15		27
Quarter ended June 30	24	15		26
Quarter ended September 30	21	25		23
Quarter ended December 31	3	21	15	34

Total Tons Shipped	500	565	145	594

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

Raw Materials

The principal raw material used to produce nitrogen fertilizer products at our East Dubuque Facility is natural gas. We historically have purchased natural gas in the spot market, through the use of forward purchase contracts, or a combination of both. We use forward purchase contracts to lock in pricing for a portion of our East Dubuque Facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. Our policy is to purchase enough natural gas under fixed-price forward contracts to manufacture the products that have been sold under product prepayment contracts for later delivery, effectively fixing a substantial portion of the gross margin on pre-sold product. We are able to purchase natural gas at competitive prices due to our East Dubuque Facility’s connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and its connection to the ANR Pipeline Company, or ANR, pipeline. The pipelines are connected to Nicor Inc.’s, or Nicor’s, distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect, respectively, from which natural gas is transported to the facility. Though we do not purchase natural gas for the purpose of resale, we occasionally sell natural gas when purchase commitments exceed production requirements and storage capacities or when the margin from selling natural gas exceeds the margin from producing additional ammonia. The location of our East Dubuque Facility’s receipt point has allowed us to obtain relatively favorable natural gas prices for sales of our excess natural gas using the Chicago Citygate price point created by the stable residential demand for the commodity in the city of Chicago, Illinois. The following table shows the natural gas purchased and used in production:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
Volume (MMBtu, or million British thermal units)	8,942,000	10,644,000	2,299,000	10,303,000

Changes in the levels of natural gas prices and market prices of nitrogen-based products can materially affect our financial position and results of operations. Natural gas prices in the United States have experienced significant fluctuations over the last several years, increasing substantially in 2008 and subsequently declining to the current lower levels. The price changes have been driven by changes in the demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Several recent discoveries of large natural gas deposits in North America, combined with advances in technology for natural gas production also have caused large increases in the estimates of available natural gas reserves and production in the United States, contributing to significant reductions in the market price of natural gas. One major factor in the recent decrease in natural gas prices has been the use of technologies, including hydraulic fracturing and horizontal drilling, which have substantially increased the amount of natural gas produced in the United States. Hydraulic fracturing is the process of fracturing the underground formation with water, sand and chemicals under high pressure to recover natural gas from coalbeds and shale gas formations that otherwise may have been inaccessible. Horizontal drilling involves drilling a well from the surface to a subsurface location and then proceeding horizontally, which typically exposes significantly more reservoir rock to the well bore and thus results in greater potential natural gas recovery than traditional vertical drilling. Seasonal fluctuations in natural gas prices exist within each year resulting from various supply and demand factors, including, but not limited to, the severity of winter weather and its effect on consumer and industrial demand for heating, the severity of summer weather and its effect on industrial demand by utilities for electrical generation, and hurricane activity in the Gulf of Mexico.

We entered into fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. As of December 31, 2013, the total MMBtus associated with these forward purchase contracts are approximately 2.2 million and the total amount of the purchase commitments are approximately $8.6 million, resulting in a weighted average rate per MMBtu of approximately $3.98 in these commitments. Subsequent to December 31, 2013 through February 28, 2014, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.5 million and the total amount of the purchase commitments are approximately $4.5 million, resulting in a weighted average rate per MMBtu of approximately $9.27 in these commitments. As of February 28, 2014, we have sold approximately 0.1 million MMBtus of our forward purchase contracts at a gain of approximately $1.4 million. The primary reason for the large increase in the local price of natural gas was the sustained operational problems encountered by a pipeline operated by a major transporter of natural gas in the Midwest. During the first quarter of 2014, these operational problems resulted in local natural gas prices being in the range of $10 in certain cases. If the prices of natural gas remain high, this would have a material adverse impact on our results of operations.

Competition

Our East Dubuque Facility competes with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than we are and have significantly greater financial and other resources than we do.

We believe that customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product at the critical application times. Our East Dubuque Facility’s proximity to its customers provides us with a competitive advantage over producers located further away from those customers. The nitrogen fertilizer facilities closest to our East Dubuque Facility are located in Fort Dodge, Creston, and Port Neal, Iowa, approximately 190 miles, 275 miles and 300 miles, respectively, from our East Dubuque Facility, and in Lima, Ohio, approximately 350 miles to the east of our East Dubuque Facility. Our East Dubuque Facility’s physical location in the center of the Mid Corn Belt provides the facility with a transportation cost advantage, compared to other producers who must ship their products over greater distances to our East Dubuque Facility’s market area. The combination of our East Dubuque Facility’s proximity to its customers and our storage capacity at the facility allows customers to better time the pick-up and application of our products, as deliveries from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer and planting may occur. However, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. For example, Orascom Construction Industries Company, or OCI, an Egyptian producer of fertilizer products, announced that in November 2012 a wholly-owned subsidiary of OCI broke ground on construction of a facility in our core market that is designed to produce between 1.5 to 2.0 million metric tons per year of ammonia, urea, UAN and DEF in the second half of 2015. If a new nitrogen fertilizer facility is completed in our East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of our East Dubuque Facility. The completion of such a facility could have a material adverse effect on our results of operations and financial condition.

We plan to continue to operate our East Dubuque Facility with natural gas as its primary feedstock. Competitors may have access to cheaper natural gas or other feedstocks that could provide them with a cost advantage. Depending on its magnitude, the amount of this cost advantage could offset the savings we may experience on transportation and storage costs as a result of our East Dubuque Facility’s location. The following table shows the average prices for natural gas in cost of sales:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
Pricing ($ per MMBtu)	$4.16	$3.59	$4.75	$4.66

Our Pasadena Facility

On November 1, 2012, RNP completed its acquisition of 100% of the membership interests of Agrifos LLC, or Agrifos, from Agrifos Holdings Inc., or the Seller, pursuant to a Membership Interest Purchase Agreement, or the Purchase Agreement. Upon the closing of this transaction, or the Agrifos Acquisition, Agrifos became a wholly-owned subsidiary of RNP and its name changed to Rentech Nitrogen Pasadena Holdings, LLC. Rentech Nitrogen Pasadena Holdings, LLC owns all of the member interests in RNPLLC, which owns and operates the Pasadena Facility.

Our Pasadena Facility is located on an approximately 85 acre site located on the Houston Ship Channel which includes 2,700 linear feet of water frontage and two deep-water docks. The property also includes approximately 415 acres of land which contains phosphogypsum stacks. In early 2011 prior to our ownership, the Pasadena Facility ceased production of diammonium phosphate and monoammonium phosphate. Agrifos undertook major capital and maintenance projects at the Pasadena Facility, including decommissioning certain phosphate production assets, and converting a portion of the Pasadena Facility’s assets to the production of ammonium sulfate fertilizer. Ammonium sulfate is now the primary product of the Pasadena Facility. Following the conversion, the Pasadena Facility continues to produce sulfuric acid and ammonium thiosulfate.

Our Pasadena Facility is the largest producer of synthetic ammonium sulfate and the third largest producer of ammonium sulfate in North America. We believe that our ammonium sulfate has several benefits that distinguish it from competing products. In general, the ammonium sulfate that is available for sale in our industry is a lower-quality byproduct of other processes and does not have certain characteristics valued by customers. We believe that our ammonium sulfate is sized to the specifications preferred by customers, may more easily be blended with other fertilizer products and is better suited for use in agricultural application equipment than lower-quality product. We also believe that our ammonium sulfate has a longer shelf-life, is more stable and is more easily transported and stored than many other competing products.

The following table sets forth our Pasadena Facility’s current rated production capacity for the listed products in tons per day and tons per year, and our product storage capacity.

Product	Approximate Production Capacity		Product Storage Capacity
	Tons /Day	Tons /Year(1)
Ammonium sulfate	2,100	693,000	60,000 tons
Sulfuric acid	1,750	638,750	27,000 tons
Ammonium thiosulfate	165	60,225	14,000 tons

(1)	Ammonium sulfate production capacity for the year is based on daily rated production capacity times 330 days given regular required cleanings of the granulator. Sulfuric acid and ammonium thiosulfate production capacities for the year are based on daily rated production capacity times 365 days. The number of actual operating days will vary from year to year.

The following table sets forth the amount of products produced by, and shipped from, our Pasadena Facility for the calendar year ended December 31, 2013 and the period beginning November 1, 2012 (the closing date of the Agrifos Acquisition) through December 31, 2012 (in thousands of tons):

	For the Calendar Year Ended December 31, 2013	For the Period November 1, 2012 Through December 31, 2012
	(in thousands of tons)
Products Produced
Ammonium sulfate	465	88
Sulfuric acid	478	69
Ammonium thiosulfate	60	9
Products Shipped
Ammonium sulfate	428	115
Sulfuric acid	148	27
Ammonium thiosulfate	54	—

Expansion Projects and Other Significant Capital Projects

In 2013, we completed a debottlenecking project at our Pasadena Facility. As part of this project, we made process improvements during a 23-day turnaround of the ammonium sulfate plant at the facility in December 2013. Following the December 2013 work, the ammonium sulfate production capacity at our Pasadena Facility increased by approximately 20%, from 1,750 tons per day to 2,100 tons per day. We spent approximately $7.5 million in calendar year 2013 to complete this project.

We are continually evaluating or pursuing opportunities to increase our profitability by expanding our Pasadena Facility’s production capacities and product offerings, including with the following expansion projects:

•	Power Generation Project. We have commenced an electrical power generation project at our Pasadena Facility. As part of this project, we intend to install a steam turbine/generator set that would use excess steam produced from the sulfuric acid plant at the facility to produce electrical power. We expect that a portion of the power will be used in our Pasadena Facility, reducing electricity expenses, and the remaining power will be sold in the deregulated Texas power market, creating an additional revenue stream. We expect that this project will be completed in late 2014 at a cost of approximately $30.0 million.

•	Sulfuric Acid Converter Project. We have commenced a maintenance project to replace the sulfuric acid converter at the sulfuric acid plant at our Pasadena Facility. We expect that this project will be completed in late 2014 at a cost of approximately $18.0 million.

We intend to finance the remaining costs of these expansions and maintenance projects using proceeds from the offering of the RNP Notes.

Products

Our Pasadena Facility’s products are applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat. Our Pasadena Facility’s product sales are heavily weighted toward sales of ammonium sulfate, which made up approximately 80% of our Pasadena Facility’s total revenues for the calendar year ended December 31, 2013. Our Pasadena Facility’s products are sold primarily through distribution agreements as described below under “—Marketing and Distribution.”

Ammonium Sulfate. Ammonium sulfate is a solid dual-nutrient fertilizer produced by combining ammonia and sulfuric acid. The sulfur derived from ammonium sulfate is the form of sulfur most available as a nutrient for crops. Our Pasadena Facility produces ammonium sulfate that is sized to the specifications of other nitrogen, phosphate and potash fertilizer products which results in less segregation in blended products. The ammonium sulfate plant at our Pasadena Facility has a current rated capacity of approximately 2,100 tons per day. Our Pasadena Facility has storage capacity for 60,000 tons of ammonium sulfate. In addition, we have an arrangement with Interoceanic Corporation, or IOC, that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of our Pasadena Facility’s ammonium sulfate.

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

Marketing and Distribution

We sell substantially all of our Pasadena Facility’s products through marketing and distribution agreements. Pursuant to an exclusive marketing agreement we have entered into with IOC, IOC has the exclusive right and obligation to market and sell all of our Pasadena Facility’s ammonium sulfate product. Under the marketing agreement, IOC is required to use commercially reasonable efforts to market the product to obtain the most advantageous price. We compensate IOC for transportation and storage costs relating to the ammonium sulfate product it markets through the pricing structure under the marketing agreement. The marketing agreement has a term that ends December 31, 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 210 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. During the calendar year ended December 31, 2013 and the period beginning November 1, 2012 through December 31, 2012, the marketing agreement with IOC accounted for all of our Pasadena Facility’s ammonium sulfate revenues. In addition, we have an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers. This arrangement currently is not governed by a written contract. We also have marketing and distribution agreements to sell other products that automatically renew for successive one year periods.

Transportation

Our Pasadena Facility is located on the Houston Ship Channel with access to transportation at favorable prices by barge, truck or rail. The facility has two deep-water docks and access to the Mississippi waterway system and international waterways. The docks at the facility are suitable for loading and unloading bulk or liquid barges with payloads of up to 35,000 tons. The facility is also connected to key domestic railways which permit the efficient, cost-effective distribution of its products west of the Mississippi River. We believe this provides a significant cost advantage relative to producers located on the East Coast that are forced to switch railways when shipping product to this region. Our location on the Houston Ship Channel allows our distributors or us to use low cost barge and vessel transport when selling products and purchasing feedstocks.

Customers

We sell substantially all of the products from our Pasadena Facility to IOC and its other distributors, and do not have direct contact with our distributors’ customers. Our distributors sell a majority of our Pasadena Facility’s products to customers located west of the Mississippi River. Through our distributors, we sold all of our Pasadena Facility’s nitrogen products to customers for agricultural uses during the calendar years ended December 31, 2013 and 2012. Given the nature of our business, and consistent with industry practice, we do not have direct sales contracts for fertilizer products with any of our end customers. The majority of the sulfuric acid our Pasadena Facility sells to its distributor is placed with industrial consumers.

Seasonality and Volatility

The ammonium sulfate and ammonium thiosulfate business is seasonal, based upon planting, growing and harvesting cycles. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. While we experience seasonality in our domestic sales of ammonium sulfate and ammonium thiosulfate, our sales internationally offset a portion of this seasonal impact in our total revenues. Further, we adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available on-site storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to cease production of the product until such capacity becomes available. Our Pasadena Facility’s ammonium sulfate product is delivered to IOC and sold at prevailing market prices. See Part II—Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we sell sulfuric acid through a distributor to industrial consumers, demand for this product generally is constant during the year. Sales of industrial products, such as sulfuric acid, are generally not impacted by seasons and weather. We typically ship sulfuric acid from our Pasadena Facility each month of the year with the majority of the product sold under annual contracts.

Raw Materials

The principal raw materials used to produce nitrogen fertilizer products at our Pasadena Facility are ammonia and sulfur. We purchase ammonia for use at the facility from OCI Beaumont, LLC, or OCI Beaumont. OCI Beaumont operates an ammonia and methanol production facility on the Neches River in Nederland, Texas just outside of Beaumont, Texas. Ammonia pricing is based on a published Tampa, Florida market index. The Tampa index is commonly used in annual contracts for both the agricultural and industrial sectors, and is based on the most recent major industry transactions in the Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. An 1,800 short ton ammonia barge delivers ammonia from Beaumont, Texas to our Pasadena Facility, pursuant to a long term lease we entered into with Port Arthur Towing Company. Ammonia purchased and used in production at our Pasadena Facility was approximately 128,000 tons in the calendar year ended December 31, 2013 and approximately 23,000 tons in the two-months period ended December 31, 2012.

We obtain sulfur for our Pasadena Facility primarily by truck from local refineries in the Houston area and, to a lesser extent, by rail car. Major suppliers of sulfur to our Pasadena Facility include refiners, such as Phillips 66 Company, Shell Oil Products U.S. and Valero Energy Corporation. Our contracts with these refiners generally have a term of one year. Once pricing for the first quarter of a year is negotiated, the price then fluctuates up or down each subsequent quarter based on changes to a Tampa index that is set on a quarterly basis through negotiations between large industry producers and consumers. Sulfur purchased and used in production at our Pasadena Facility was approximately 172,000 tons and 26,000 tons in the calendar year ended December 31, 2013 and the two-month period ended December 31, 2012, respectively.

Competition

Our Pasadena Facility competes with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than we are and have significantly greater financial and other resources than we do. We believe that customers who purchase the product make purchasing decisions based, in part, on the product’s size and shelf life. The majority of ammonium sulfate produced in North America and globally is generated as a byproduct of another process. We believe that our ammonium sulfate (which we refer to as synthetic ammonium sulfate) is made specifically for fertilizer, is sized to the specifications preferred by customers, is more easily blended with other fertilizer products and is better suited for use in agricultural application equipment. We also believe that our ammonium sulfate has a longer shelf-life, is more stable and is more easily transported and stored than many other competing products. Honeywell International Inc., the largest producer of ammonium sulfate in the United States is located in Hopewell, Virginia, approximately 1,350 miles from our Pasadena Facility. BASF AG, the second largest producer of ammonium sulfate, is located in Freeport, Texas, approximately 60 miles away from our Pasadena Facility. Our Pasadena Facility has access to transportation at favorable prices, such as low cost barge and vessel. We believe that our close proximity to sources of our primary feedstocks and access to low-cost transportation enables the facility to offer competitive pricing to customers adjacent to and west of the Mississippi River.

We also face competition from numerous regional producers of sulfuric acid, including E. I. du Pont de Nemours and Company located in El Paso and La Porte, Texas and Burnside, Louisiana, Rhodia Inc. located in Baytown and Houston, Texas and Chemtrade Logistics Inc., located in Beaumont, Texas.

Our Wood Fibre Processing Business

Our Wood Chipping Business

On May 1, 2013, we acquired all of the capital stock of Fulghum. Upon the closing of this transaction, or the Fulghum Acquisition, Fulghum became a wholly-owned subsidiary of ours. The preliminary purchase price consisted of approximately $64.2 million, including approximately $3.3 million used to retire certain debt of Fulghum at closing. Fulghum provides high-quality wood chipping and wood yard operations services, produces and sells wood chips to the pulp, paper and packaging industry, sells biomass fuel to industrial heat and utility customers, and owns and manages forestland in South America. Fulghum services and sells to customers in the United States, South America and Asia. Through Fulghum and its subsidiaries, we now operate 32 wood chipping mills, of which 26 are located in the United States, five in Chile and one in Uruguay. Through Fulghum’s Chilean operations we also own approximately 1,400 acres of forestland. Fulghum currently owns approximately 88% and 87% of the equity interests in the subsidiaries located in Chile and Uruguay, respectively.

For the period May 1, 2013 through December 31, 2013, our mills in the United States and South America processed approximately 8.4 million green metric tons, or GMT, and approximately 1.5 million GMT of logs, respectively, into wood chips and residual fuels. In South America, we also process and sell other wood biomass, including bark, as well as buy and trade wood chips.

Expansion Projects

We frequently evaluate and pursue opportunities to increase our profitability by expanding our chip mills’ production capacities and product offerings. We commenced activities to acquire and install a second debarking line at one of our mills in Chile, which we expect will double our debarking capacity at the mill to support increased demand from new and existing customers. This project is expected to be completed during the summer of 2014. We estimate that the total project cost will be approximately $2.5 million.

We expect to fund the project using local Chilean bank debt financing. We cannot assure you that we will be able to obtain such debt financing on acceptable terms, or at all.

Services/Products

Service revenues represent revenues earned under agreements for wood fibre processing services and wood yard operations. Product revenues represent revenues earned by our Chilean operations from the sale of wood chips and bark. Our operations include: managing industrial scale wood yards; debarking and chipping of logs; and screening and storing of chips and bark.

Transportation

In the United States all of Fulghum’s customers are responsible for delivering logs to the Fulghum chipping facility and arranging transportation of the processed wood chips from the mill to the final destination, except at those mills which are within or adjacent to customers’ premises where wood chips are delivered by conveyor. Our Uruguayan and some of our Chilean operations are similar to the United States business model in that the customer is responsible for delivering logs to the wood chipping facility and either takes receipt of the wood chips from the mill (domestic customers) or requires Fulghum to load the wood chips into a ship for export at the customer’s expense (foreign customers). In Chile we also operate two wholly-owned subsidiaries, Forestal Los Andes S.A., or FLA, and Forestal Pacifico S.A., or FP. As the export trading company of Fulghum Fibres Chile S.A., FLA will purchase logs from the market against a customer contract order for a specific vessel of wood chips. FP provides de-barking services for FLA and several of our customers. FP processes leftover bark into a biomass fuel that is sold to local utilities and industrial customers for heat and electricity applications.

Customers

Fulghum generates revenue primarily from fees under exclusive processing agreements. Each of our United States mills typically operates under such exclusive processing agreement with a single customer. At these mills Fulghum is paid a processing fee based on tons processed, with minimum volume base rates and an excess fee for higher volumes. In most cases, if the customer fails to deliver the minimum contracted log volume for processing, it must pay a shortage fee to Fulghum. Shortage fees are typically settled quarterly during contract terms. Fulghum’s Chilean operations include operations based on a per ton processing fee and on the sale of wood chips for export and the local sale of bark for industrial heat and utility applications.

Most of our mills operate under multi-year contracts with the majority of total processing volume contracted through 2017 and beyond. Eleven mills in the United States representing approximately 70% of our United States volumes and one mill in Chile representing approximately 15% of our South American volumes are under contract through 2017 and beyond. Four of our mills located in the United States have contracts that are renegotiated annually. One of our mills located in the United States provides wood chips to its customer on an as needed basis on the spot market. For each of the mills that we own, the customer has an option to purchase the mill for a pre-determined price and if it assumes all financing requirements of the mill. For each of the mills that we do not own but operate under an agreement with the customer, the customer can terminate the agreement with prior written notice (in most cases, 90 days’ prior written notice). Four contracts with Fulghum’s customers have been terminated in the last 20 years (three due to mill closures and one associated with a customer buy-out in 1995). The majority of Fulghum’s customers are large pulp and paper manufacturers who use wood chips from our mills to manufacture products such as: boxboard, containerboard, fluff, kraftliner, dissolving pulp, paper and medium density fiberboard for building products. We believe that the contractual arrangements and processing fee structure in Fulghum’s business will continue to provide us with a predictable cash flow stream.

During 2013, approximately 59% of the log volume we processed in the United States was for four customers at 11 mills, as listed below.

Customer	Number of Mills	% of United States Volume	Weighted Average Remaining Contractual Life in Years
Rocktenn	6	18%	3.9
Graphic Packaging	2	16%	5.9
PCA	1	14%	14.9
Georgia Pacific	2	11%	3.4

Seasonality and Volatility

Our mills typically operate continuously throughout the year; however, there may be quarter to quarter fluctuations in processing revenue at individual mills due to variations in customer-controlled deliveries of logs and/or weather-related events. The variation in revenue is typically mitigated by volume minimums and shortfall fees in our United States mills. Under the processing agreements with our customers, the customer generally has the opportunity to compensate for any shortfall in subsequent months before it is required to pay the shortfall fee. In periods when heavy rain is expected to prevent deliveries or make deliveries of logs to the mills difficult, we frequently coordinate delivery schedules with our customers to enable more continuous processing during the rainy season. Based on the expected supply requirements of our customers, the terms of our processing agreements and our focus on maintaining proper log inventories, we do not expect to experience material seasonality in Fulghum’s United States or Uruguayan operations. Two of our mills in Chile typically cease wood chip processing operations for one to two months during the winter season due to the customer’s inability to harvest and deliver logs.

Raw Materials

The customers of our 26 mills located in the United States and the customers of most of our six mills in Chile and Uruguay are responsible for the procurement and delivery of wood to our mills. As a result, these mills are not directly exposed to logistics or delivery risks or to market risk associated with potential changes in wood supply or pricing, although they may be indirectly impacted if a customer experiences these risks. Title to the wood remains with the customer throughout our receipt and processing of the wood fibre. In Chile, in addition to providing wood processing services, we sell wood chips primarily for export to Asian markets. We typically purchase logs through FLA to fulfill customer contracts for the delivery of wood chips, thereby minimizing our exposure to market fluctuations in prices for wood chips and logs. We also own approximately 1,400 acres of forestland in South America that can be harvested in cases of high log prices, which can help reduce market exposure in the short-term. However, if prices of wood remain at high levels for a prolonged period of time, the profitability of our mills in Chile could be affected.

Competition

While almost all of the wood chipping mills in the United States are integrated facilities (i.e. owned and operated by forestry or paper companies that produce wood chips for internal consumption), the number of contract wood chipping mills in the United States has grown over the last decade. We estimate that Fulghum has a 70% market share of the contract wood chipping market in the United States and we believe we have an opportunity to expand its business further due to the continuing trend to outsource wood chip processing. We believe that most of the other contract wood chip processors in the United States that compete with Fulghum are considerably smaller and less experienced and recognized than Fulghum. We believe that Fulghum’s 25 years of operating experience in the wood chipping industry, level of expertise and efficiency, scale, brand recognition and quality of products have enabled us, and will continue to enable us, to favorably distinguish ourselves from these competitors.

Our Wood Pellet Business

On May 13, 2013, we acquired an idled oriented strand board processing mill from Weyerhaeuser Corporation in Wawa, Ontario, Canada for approximately $5.5 million. We are in the process of converting the mill to a wood pellet manufacturing facility, or the Wawa Project. The Wawa Project is expected to have the capacity to produce more than 450,000 metric tonnes (approximately 2,205 pounds) of wood pellets annually. We expect that the Wawa Project will consume approximately 880,000 green metric tonnes of sustainably managed wood fibre from the Government of Ontario (referred to as Crown fibre) annually. We also expect that the Wawa Project will have the capacity to store an amount of logs on-site sufficient to operate the facility for several months, and to load 50 rail cars. Also, on June 7, 2013, we acquired a former particle board processing mill from Atikokan Renewable Fuels in Atikokan, Ontario, Canada. We are in the process of converting the mill to a wood pellet manufacturing facility which is expected to have the capacity to produce approximately 90,000 metric tonnes of wood pellets annually, or the Atikokan Project. We expect that the Atikokan Project will consume approximately 180,000 green metric tonnes of sustainably managed Crown fibre annually. We also expect that the Atikokan Project will have the capacity to store an amount of logs on-site sufficient to operate the facility for several months, and to load ten rail cars. The initial purchase price for the Atikokan Project was approximately $3.8 million in cash plus potential earn-out consideration. The earn-out consideration will equal 7% of annual EBITDA of the Atikokan Project, as defined in the asset purchase agreement for the Atikokan Project, over a ten-year period. In addition to the initial purchase price, we provided a loan to the seller of approximately $0.9 million, which is repayable from any earn-out consideration. Both the Wawa and Atikokan Projects were accounted for as asset purchases.

Engineering, procurement, and construction on both of our wood pellet projects began in 2013. We estimate that the total cost to acquire and convert the Wawa Project and Atikokan Project will be approximately $90.0 million with approximately $66.0 million to be spent during 2014. We expect initial production and deliveries to customers from the Atikokan Project to occur in the first half of 2014, with full commissioning of the project in the second half 2014. We expect initial production, deliveries to customers, and full commissioning for the Wawa Project in the second half of 2014, with production ramping up in 2015. We expect to fund the cost of these projects from cash on hand, distributions from RNP and cash generated by Fulghum.

Products

Wood pellets are used in larger scale power generation facilities as well as commercial and residential heating applications. We expect that our wood pellets will be subject to specific product quality standards which include energy density, ash content, durability index, fines content, chemical content and grindability as both utilities and government regulators have standards for wood pellets used in renewable energy. Proof of biomass sustainability and independent verification of feedstock supply are also requirements to sell wood pellets to European utilities.

Customers

On April 30, 2013, we entered into a ten-year “take-or-pay” contract, or the Drax Contract, with Drax Power Limited, or Drax. Under the Drax Contract, we are required to sell to Drax the first 400,000 metric tonnes of wood pellets per year produced from the Wawa Project, with the first delivery under the contract scheduled for the end of calendar year 2014. In the event that we do not deliver wood pellets as required under the Drax Contract, the Rentech subsidiary that owns the Wawa Project is required to pay Drax an amount equal to the difference between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech has guaranteed this obligation in an amount not to exceed $20.0 million.

For the Atikokan Project, we entered into a ten-year “take-or-pay” contract, or the OPG Contract, with Ontario Power Generation Inc., or OPG, under which we are required to deliver 45,000 metric tonnes of wood pellets annually starting in 2014. OPG has the option to increase the amount of wood pellets we are required to deliver up to 90,000 metric tonnes annually. We expect that wood pellets produced at the Atikokan Project not purchased by OPG may be sold to Drax or marketed elsewhere. We expect that our initial deliveries to OPG will consist of wood pellets produced at the Atikokan Project during its early commissioning phase along with wood pellets purchased from third party suppliers.

The contracts with Drax and OPG are designed to minimize exposure to variable costs over the ten-year terms by passing-through to Drax and OPG increased costs resulting from certain changes in input prices, including general inflation, the price of fuel, and prices of wood supplied to the mills. However, such indexation may not exactly offset increases or decreases in the prices of inputs and the cost of transporting and handling wood pellets.

Transportation

We have contracted with Canadian National Railway Company, or the Canadian National Contract, for all rail transportation of wood pellets from the Atikokan Project and the Wawa Project to the Port of Quebec for delivery to Drax. The Atikokan Project and the Wawa Project are located approximately 1,300 track miles and 1,100 track miles, respectively, from the Port of Quebec. The Port of Quebec is a year-round access port terminal. Its location along the Saint Lawrence Seaway, provides a direct route from Eastern Canada to Europe, and the port can accommodate large Panamax vessels that provide attractive economies of scale for our customers, in contrast to other nearby ports that can accommodate only smaller vessels.

Under the Canadian National Contract, we have committed to transport a minimum of 1,500 rail carloads during the year ended December 31, 2014, and 3,600 rail carloads annually thereafter for the duration of the long-term contract. In the event we do not meet this requirement, delivery shortfalls would result in a $1,000 per rail car penalty. Under the Drax Contract, we are responsible for the transportation of the wood pellets to the Port of Quebec. We have entered into a lease agreement, or the TrinityRail Lease, with TrinityRail Canada, Inc. under which we have committed to lease the required rail cars needed to satisfy our transportation requirements under the Drax contract. Drax is obligated to take delivery of the wood pellets on a FOB shipping point basis. Under the OPG Contract, OPG is obligated to take delivery of the Atikokan Project’s product on a FOB basis at the Atikokan Project.

We and Quebec Stevedoring Company Limited, or Quebec Stevedoring, entered into a Master Services Agreement, or the Port Agreement, pursuant to which Quebec Stevedoring is required to provide stevedoring, terminalling and warehousing services to us at the Port of Quebec. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, Quebec Stevedoring is required to build handling equipment and 75,000 metric tons of wood pellet storage exclusively for our use at the port with the same amount becoming a financing obligation for the Company. Quebec Stevedoring has sufficient space to handle our expected future additional wood pellet storage needs, although a new contract with Quebec Stevedoring would be required.

Seasonality and Volatility

We have entered into long-term off-take contracts with Drax and OPG, which are utility companies that operate throughout the year. Therefore, once the Atikokan and Wawa Projects have been completed, we intend to produce wood pellets from these facilities throughout the year to meet these demands. During the wet season referred to as “Spring break-up” or “snow melt”, ground conditions may be such that harvesting of wood cannot be conducted or will be severely curtailed. To mitigate this potential interruption of supply in wood, we expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months. However, this will require us to secure sufficient log inventory, which among other things will increase our working capital requirements. The Port of Quebec typically remains ice-free during the winter months, which we expect will reduce the risk of interruptions in shipments to Drax.

Raw Materials and Supply

We intend to utilize Crown fibre as the primary feedstock at our wood pellet facilities. We believe that using Crown fibre is desirable due to Ontario’s long-term forest management regime, which supports the availability and supply of wood fibre, and its industry-leading sustainability practices. In addition, we believe that the mixed hardwood trees in Northern Ontario, which have a long maturity period before they can be harvested, have a natural chemical composition that allows for the production of high quality wood pellets for thermal applications. We may also use sawmill wood residuals and other sources of biomass, from time to time, as part of the feedstock for the Atikokan and Wawa Projects.

On November 25, 2013, we entered into a one-year wood pellet purchase contract, or the KD Contract, with KD Quality Pellets. The KD Contract provides us with an option to extend the term of the agreement to five years. We may use the wood pellets that we purchase under the KD Contract to cover shortfalls in production during the commissioning of the Atikokan Project, so that we meet our delivery commitments under the OPG Contract. Any wood pellets that we purchase under the KD Contract and do not sell to OPG may be aggregated and sold to other customers, including Drax. We expect any such sales to Drax or OPG will be at a profit.

Joint Venture with Graanul

In connection with the Fulghum Acquisition, we entered into a joint venture with Graanul Invest AS, or Graanul, a European producer of wood pellets, for the potential development and construction of, and investment in, wood pellet plants in the United States and Canada. We and Graanul each own 50% equity interests in the joint venture, or the Rentech/Graanul JV, which is accounted for under the equity method. Neither our Atikokan Project nor our Wawa Project will be owned by the Rentech/Graanul JV.

Environmental Matters

Our business is subject to extensive and frequently changing federal, state and local, environmental, health and safety regulations governing a wide range of matters, including the emission of air pollutants, the release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of our fertilizer products, raw materials, and other substances that are part of our operations. These laws include the Clean Air Act, or the CAA, the federal Water Pollution Control Act, or the Clean Water Act, the Resource Conservation and Recovery Act, or RCRA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Toxic Substances Control Act, or the TSCA, and various other federal, state and local laws and regulations. These laws, their underlying regulatory requirements and the enforcement thereof impact us by imposing:

•	restrictions on operations or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits and authorizations;

•	liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and off-site waste disposal locations; and

•	specifications for the products we market.

These laws significantly affect our operating activities as well as the level of our operating costs and capital expenditures. Failure to comply with environmental laws, including the permits issued to us thereunder, generally could result in substantial fines, penalties or other sanctions, court orders to install pollution-control equipment, permit revocations and facility shutdowns. During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, we made $0.2 million, $0.3 million, $0.5 million and $5.6 million, respectively, of environmental, health and safety-related capital expenditures at the East Dubuque Facility. During the calendar years ended December 31, 2013, 2012 and 2011, we (or the Seller) made $0.3 million, $1.0 million and $0.6 million, respectively, of environmental, health and safety-related capital expenditures at the Pasadena Facility.

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

Certain environmental regulations and risks associated with our business are outlined below. We strive to maintain compliance with these regulations; however, they are complex and varied, and our operations are heavily regulated, and we may, from time to time, fall out of compliance. As examples, the Pasadena Facility may not comply with wastewater and stormwater discharge requirements and solid and hazardous waste requirements, and the US Environmental Protection Agency, or EPA, issued in December 2011 a consent agreement and final order, or CAFO, concerning hazardous waste management and air emissions at the Pasadena Facility which imposed civil penalties of $1.8 million plus interest. Pursuant to this CAFO, penalties of approximately $0.7 million were paid prior to the closing of the Agrifos Acquisition, we were obligated to pay penalties of approximately $0.4 million in December 2012, and we were obligated to pay penalties of approximately $0.7 million in December 2013. As another example the Illinois Environmental Protection Agency, or the IEPA, alleged that an ammonia release at our East Dubuque Facility violated environmental laws, and we entered into a settlement agreement with the agency in August 2013 requiring us to connect a device at the facility to an ammonia safety flare by December 1, 2015.

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

The regulation of air emissions under the CAA requires that we obtain various construction and operating permits, including Title V air permits and incur capital expenditures for the installation of certain air pollution control devices at our facilities. Measures have been taken to comply with various regulations specific to our operations, such as National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards and New Source Review. We have incurred, and expect to continue to incur, substantial capital expenditures to maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future. As one example, we entered into a consent decree that required us to take action to achieve compliance with the emissions limits and other requirements applicable to our East Dubuque Facility.

In July 2011, we voluntarily began operating what we believe is the first tertiary nitrous oxide, or N2O catalytic converter in the United States on one of our nitric acid plants at our East Dubuque Facility. This converter is designed to convert approximately 90% of the N2O generated in our production of nitric acid into nitrogen and oxygen at that one plant. For the period from January 30, 2013 through October 15, 2013, approximately 89% or 214 tons of N2O generated by that plant was converted into nitrogen and oxygen. In late December 2013, we installed a N2O catalytic converter at the other nitric acid plant at our East Dubuque Facility. This converter is also designed to convert approximately 90% of the N2O generated in our production of nitric acid into nitrogen and oxygen. These converters also monitor and record their effect on reducing N2O emissions and we are awarded corresponding emission reduction credits for the reduction. If we do not need the credits, we can list the credits on an active registry, such as the Climate Registry maintained by the Climate Action Reserve, and sell the credits for a profit. We have entered into a five-year agreement to supply emission reduction credits with sales totaling approximately $0.1 million during each of the calendar years ended December 31, 2013 and 2012.

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

Greenhouse Gas Emissions. Currently, various legislative and regulatory measures to address greenhouse gas, or GHG, emissions (including CO2, methane and N2O) are in various phases of discussion or implementation. At the federal legislative level, Congress has previously considered legislation requiring a mandatory reduction of GHG emissions. Although Congressional passage of such legislation does not appear imminent at this time, it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency or impose a carbon fee.

In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we monitor our GHG emissions from our facilities and began reporting the emissions to the EPA annually beginning in September 2011. In December 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as our facilities, must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the CAA. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install best available control technology, or BACT, for those regulated pollutants that are emitted in certain quantities. Phase I of the Greenhouse Gas Tailoring Rule, which became effective on January 2, 2011, requires projects already triggering PSD permitting that are also increasing GHG emissions by more than 75,000 tons per year to comply with BACT rules for their GHG emissions. Phase II of the Greenhouse Gas Tailoring Rule, which became effective on July 1, 2011, requires preconstruction permits using BACT for new projects that emit 100,000 tons of GHG emissions per year or existing facilities that make major modifications increasing GHG emissions by more than 75,000 tons per year. The ammonia production and storage capacity expansion project completed at our East Dubuque Facility in 2013 did not trigger the need to install BACT because actual construction commenced prior to July 1, 2011 and was not a major modification with respect to criteria pollutants. However, a future major modification to one of our facilities may require us to satisfy BACT requirements and potentially require us to meet other CAA requirements applicable to GHG emissions. The EPA’s endangerment finding, the Greenhouse Gas Tailoring Rule and certain other GHG emission rules have been challenged and will likely be subject to extensive litigation. Courts have rejected certain legal challenges to the endangerment finding, the tailoring rule, and other regulations, but other legal challenges are pending. In addition, a number of Congressional bills were introduced in 2010 and 2011 to overturn the endangerment finding and bar the EPA from regulating GHG emissions, or at least to defer such action by the EPA under the CAA, although President Obama has announced his intention to veto any such bills if passed.

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

The implementation of additional EPA regulations and/or the passage of federal or state climate change legislation will likely result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. In addition, climate change legislation and regulations may result in increased costs not only for our business but also for agricultural producers that utilize our fertilizer products, thereby potentially decreasing demand for our nitrogen fertilizer products. Decreased demand for our fertilizer products may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

Management of Hazardous Substances and Contamination. Under CERCLA and related state laws, certain persons may be liable at sites where or from release or threatened release of hazardous substances has occurred or is threatened. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, retroactive and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. Under RCRA, persons may be liable at sites where the past or present storage, handling, treatment, transportation, or disposal of any solid or hazardous waste may present an imminent and substantial endangerment to health or the environment. These persons can include the current owner or operator of property where disposal occurred, any persons who owned or operated the property when the disposal occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under RCRA is strict and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. As is the case with all companies engaged in similar industries, depending on the underlying facts and circumstances we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of or released. We cannot assure you that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material. For a discussion of hazardous substances management at the Pasadena Facility, see the risk factor captioned “There are phosphogypsum stacks located at the Pasadena Facility that will require closure. In the event we become financially obligated for the costs of closure, this would have a material adverse effect on our business and cash flow.” For a discussion of releases at the Pasadena Facility, see the risk factor captioned “Soil and groundwater at the Pasadena Facility is pervasively contaminated, and we may incur costs to investigate and remediate known or suspected contamination at the Pasadena Facility. We may also face legal actions or sanctions or incur costs related to contamination or noncompliance with environmental laws at the facility.”

Underground Injection Operations. Underground injection operations are subject to the Safe Drinking Water Act, or SWDA, as well as analogous state laws and regulations. Under the SWDA, the EPA established the underground injection control, or UIC program, which includes requirements for permitting, testing, monitoring, record keeping, and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. ExxonMobil Corporation (a former owner of the Pasadena Facility), or ExxonMobil, operates injection wells located at or surrounded by our Pasadena Facility for the disposal of wastewater related to the phosphogypsum stacks. State regulations require that a permit be obtained from the applicable regulatory agencies to operate underground injection wells. Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of ExxonMobil’s UIC permit, which could adversely impact the closure of the phosphogypsum stacks.

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

Safety, Health and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, the purpose of which are to protect the health and safety of workers. Various OSHA standards may apply to our operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process that involves a chemical at or above the specified thresholds or any process that involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. We have an internal safety, health and security program designed to monitor and enforce compliance with worker safety requirements, and we routinely review and consider improvements in our programs. We also are subject to EPA Chemical Accident Prevention Provisions, known as the Risk Management Plan requirements, which are designed to prevent the accidental release of toxic, reactive, flammable or explosive materials, and the United States Coast Guard’s Maritime Security Standards for Facilities, which are designed to regulate the security of high-risk maritime facilities. We entered into a settlement agreement with the IEPA in August 2013 requiring us to connect a device at our East Dubuque Facility to an ammonia safety flare by December 1, 2015, and we otherwise believe that we are in material compliance with all applicable laws and regulations related to worker health and safety. Notwithstanding these preventative measures, we cannot guarantee that serious accidents will not occur in the future.

Financial Information About Our Business Segments

Financial information about our business segments is provided in Note 19 of our Consolidated Financial Statements in Part II—Item 8 “Financial Statements and Supplementary Data.”

Employees and Labor Relations

As of December 31, 2013, we had 593 non-unionized and salaried employees, and 167 unionized employees. Of these employees, 437 and 251 employees were employed by Fulghum and RNP, respectively. We believe that we have good relations with our employees. The General Partner has collective bargaining agreements in place covering unionized employees at our East Dubuque Facility and Pasadena Facility. Fulghum has a collective bargaining agreement in place covering unionized employees at one of its mills. The agreement for the East Dubuque Facility expires on October 17, 2016. There are two agreements for the Pasadena Facility. One agreement expires on March 28, 2016 and the other expires on April 30, 2016. The collective bargaining agreement covering unionized employees at one of our Fulghum mills expires on October 31, 2018. We have not experienced work stoppages in the recent past.

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

ITEM 1A — RISK FACTORS

Set forth below are certain risk factors related to our business. Actual results could differ materially from those anticipated as a result of these and various other factors, including those set forth in our other periodic and current reports filed with the SEC, from time to time. If any risks or uncertainties develop into an actual event, our business, financial condition, cash flow or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Nitrogen Fertilizer Business

Our nitrogen fertilizer operations may become unprofitable and may require substantial working capital financing.

In recent years, our nitrogen fertilizer business has generated positive income from operations and positive cash flow from operations. However, in the past, we sustained losses and negative cash flow from operations. Our profits and cash flow are subject to changes in the prices for our products and our main inputs, natural gas, ammonia and sulfur, which are commodities, and, as such, the prices can be volatile in response to numerous factors outside of our control. For example, during the calendar year ended December 31, 2013, the market prices for ammonia and sulfur worsened, depressing prices for our ammonium sulfate and sulfur acid products. As a result, our Pasadena Facility had to write-down approximately $12.4 million of ammonium sulfate, sulfur and sulfuric acid inventory to market value, which significantly contributed to a gross loss at the Pasadena Facility for the calendar year. Further, our profits depend on maintaining high rates of production of our products, and interruptions in operations at the Fertilizer Facilities, could materially adversely affect our profitability. In the fourth quarter of 2013, we experienced disruptions at both of our Fertilizer Facilities. The Pasadena Facility underwent a turnaround in December 2013, which lasted longer than anticipated due to issues with a contractor and weather delays, and experienced several relatively small disruptions in production that, in the aggregate, negatively impacted production in 2013. The East Dubuque facility also experienced a turnaround and a fire, which halted the production of all products in late November and for most of December 2013. These events significantly contributed to a substantial decrease in sales volume in ammonia and UAN sales between the calendar years ended 31, 2013 and 2012. If we are not able to operate the Fertilizer Facilities at a profit or if we are not able to retain cash or access a sufficient amount of financing for working capital for our nitrogen fertilizer operations, our business, financial condition, cash flow and results of operations could be materially adversely affected, which could adversely affect the trading price of our common stock.

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

Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. In recent years, nitrogen fertilizer products have been in high demand, driven by a growing world population, changes in dietary habits and an expanded production of corn. Supply is affected by available capacity and operating rates of nitrogen producers, raw material costs, government policies and global trade. Our results of operations in any year could be negatively impacted by these factors. For example, RNP’s results for the year ended December 31, 2013 were heavily affected by significant unanticipated declines in nitrogen prices, which ended the year 20% to 30% below price levels at the beginning of the year. During the calendar year ended December 31, 2013, fertilizer prices fell due to weather factors, reduced expectations for corn acreage in 2014 and increased volumes of urea exported from China. A significant or prolonged decrease in nitrogen fertilizer prices would have a material adverse effect on our business and cash flow. Further, the margins on the sale of ammonium sulfate fertilizer products are currently lower than the margins on our other main nitrogen fertilizer products. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which RNPLLC sells these products do not correspondingly increase, our profits from the sale of these products may decrease or we may suffer losses on these sales. For example, during the calendar year ended December 31, 2013, our Pasadena Facility suffered a gross loss due to lower ammonium sulfate sales prices, a write-down of inventory and other factors. A significant or prolonged decrease in profits (or increase in losses) on the sale of our ammonium sulfate fertilizer products would have a material adverse effect on our business and cash flow.

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

A major factor underlying the current level of demand for corn and the use of nitrogen fertilizer products is the current production level of ethanol in the United States. Ethanol production in the United States is dependent in part upon a myriad of federal and state incentives. Such incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. Studies showing that expanded ethanol production may increase the level of GHGs in the environment, or other factors, may reduce political support for ethanol production. For example, the Volumetric Ethanol Excise Tax Credit, or VEETC, provided for a 45 cents per gallon tax credit to blenders and refiners for gasoline that has been blended with ethanol. On December 31, 2011, the VEETC expired. We cannot guarantee that any other ethanol-related subsidy will be implemented in its place. Furthermore, the EPA has proposed reducing 2014 renewable blending mandates, which could reduce the level of corn-based ethanol to be blended into the nation’s gasoline supply. If the target for use of renewable fuels such as ethanol is reduced, the demand for corn may fall significantly. Moreover, the current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass. If another ethanol-related subsidy is not implemented, or if an efficient method of producing ethanol from cellulose-based biomass is developed and commercially deployed at scale, the demand for corn may decrease significantly. Any reduction in the demand for corn and, in turn, for nitrogen fertilizer products could have a material adverse effect on our results of operations and financial condition.

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

We have a number of competitors in the nitrogen fertilizer business in the United States and in other countries, including state-owned and government-subsidized entities. Our East Dubuque Facility’s principal competitors include domestic and foreign fertilizer producers, major grain companies and independent distributors and brokers, including Koch, CF Industries, Agrium, Gavilon, LLC, CHS Inc., Transammonia, Inc., OCI and Helm Fertilizer Corp., and our Pasadena Facility’s principal competitors include domestic and foreign fertilizer producers and independent distributors and brokers, including BASF AG, Honeywell International Inc., Agrium Inc., Royal DSM N.V., Dakota Gasification Company and Martin Midstream Partners L.P.

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

If seasonal demand for nitrogen fertilizer exceeds our projections, we will not have enough product and our customers may acquire products from our competitors. If seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors.

Any operational disruption at our Fertilizer Facilities, as a result of equipment failure, an accident, adverse weather, a natural disaster or another interruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures. A prolonged disruption could materially affect the cash flow we expect from our Fertilizer Facilities, or lead to a default under the 2013 RNP Credit Agreement or the RNP Notes.

The equipment at our Fertilizer Facilities could fail and could be difficult to replace. Our Fertilizer Facilities may be subject to significant interruption if they were to experience a major accident or equipment failure, including accidents or equipment failures caused during expansion projects, or if they were damaged by severe weather or natural disaster. Significant shutdowns at our Fertilizer Facilities could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flow from our operations. In the fourth quarter of 2013, for example, we experienced operational disruptions at both of our Fertilizer Facilities, which negatively affected our results of operations. Our East Dubuque Facility halted production due to a fire and operated at reduced rates following its turnaround after the discovery of the need for repairs to the foundation of one of its syngas compressors. Our Pasadena Facility also underwent a turnaround in December 2013, which lasted longer than anticipated due to issues with a contractor and weather delays. In the future, repairs to our Fertilizer Facilities could be expensive, and could be so extensive that our Fertilizer Facilities could not economically be placed back into service. It has become increasingly difficult to obtain replacement parts for equipment and the unavailability of replacement parts could impede our ability to make repairs to our Fertilizer Facilities when needed. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs. RNP filed an insurance claim for $2.7 million related to damage caused by the fire discussed above, and incurred the $1.0 million deductible under its property insurance policy in 2013. However, the fire did not result in a long enough interruption of operations to trigger the coverage under our business interruption insurance. A prolonged disruption at our Fertilizer Facilities could materially affect our operations or the cash flow we expect from our Fertilizer Facilities, or lead to a default under the indenture governing the Notes or the credit agreement we entered into in April 2013, or the 2013 RNP Credit Agreement. In addition, operations at our Fertilizer Facilities are subject to hazards inherent in chemical processing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. As a result, operational disruptions at our Fertilizer Facilities could materially adversely impact our business, financial condition and results of operations.

The market for natural gas has been volatile. Natural gas prices are currently at a relative low point. If prices for natural gas increase significantly, we may not be able to economically operate our East Dubuque Facility.

The operation of our East Dubuque Facility with natural gas as the primary feedstock exposes us to market risk due to increases in natural gas prices, particularly if the price of natural gas in the United States were to become higher than the price of natural gas outside the United States. During 2008, natural gas prices spiked to near-record high prices. This was due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States and global economies, and other factors. The profitability of operating our East Dubuque Facility is significantly dependent on the cost of natural gas, and our East Dubuque Facility has operated in the past, and may operate in the future, at a net loss. For example, results of operations relating to our East Dubuque Facility during the calendar year ended December 31, 2013 were negatively impacted due in part to higher market prices for natural gas. Local factors may affect the price of natural gas available to us, in addition to factors that determine the benchmark prices of natural gas. For example, during the winter of 2013-2014, the price of natural gas available to us was significantly higher than the benchmark Ventura and Henry Hub prices due to cold weather and operational problems with a pipeline. During the first quarter of 2014, local prices of natural gas have significantly increased due to operational problems with a pipeline operated by a major transporter of natural gas in the Midwest and, in certain cases, the price of natural gas was in the $10 range. Since we expect to purchase a substantial portion of our natural gas for use in our East Dubuque Facility on the spot market we remain susceptible to fluctuations in the price of natural gas in general and in local markets in particular. We also expect to use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. Our ability to enter into forward purchase contracts is dependent upon our creditworthiness and, in the event of a deterioration in our credit, counterparties could refuse to enter into forward purchase contracts on acceptable terms. If we are unable to enter into forward purchase contracts for the supply of natural gas, we would need to purchase natural gas on the spot market, which would impair our ability to hedge our exposure to risk from fluctuations in natural gas prices. If we fix the price of natural gas with forward purchase contracts, and natural gas prices decrease, then our cost of sales could be higher than it would have been in the absence of the forward purchase contracts. However, forward purchase contracts may not protect us from all of the increases in natural gas prices. A hypothetical increase of $0.10 per MMBtu of natural gas would increase our cost to produce one ton of ammonia by approximately $3.50. Higher than anticipated costs for the catalyst and other materials used at our East Dubuque Facility could also adversely affect operating results. These increased costs could materially and adversely affect our results of operations and financial condition.

The markets for ammonia and sulfur have been volatile. If prices for either ammonia or sulfur increase or decrease significantly, we may not be able to economically operate our Pasadena Facility.

The operation of our Pasadena Facility with ammonia and sulfur as its primary feedstocks also exposes us to market risk due to increases in ammonia or sulfur prices. Since we expect to purchase a substantial portion of our ammonia and sulfur for use in our Pasadena Facility on the spot market we remain susceptible to fluctuations in the respective prices of ammonia and sulfur. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease or we may suffer losses on these sales. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50. We do not believe that there is any significant opportunity to reduce the costs of these inputs through hedging.

During the calendar year ended December 31, 2013, the prices paid by our Pasadena Facility for ammonia and sulfur decreased substantially, which reduced our costs of inputs, but the prices of our products declined as well. As a result, during the calendar year ended December 31, 2013, we had significant amounts of inventory at costs representing input costs higher than the current market price for our products, and we incurred an approximate $12.4 million write-down of ammonium sulfate, sulfur and sulfuric acid inventory. Market prices for ammonia and sulfur products may continue to remain low, which could have a material adverse effect on our results of operations and financial condition.

An increase in natural gas prices could impact our relative competitive position when compared to other foreign and domestic nitrogen fertilizer producers.

We rely on natural gas as our East Dubuque Facility’s primary feedstock, and the cost of natural gas is a large component of the total production cost for that facility’s nitrogen fertilizer. Nitrogen fertilizer prices in the United States tended to correlate with natural gas prices until approximately 2008 or 2009, after which time the price of natural gas in the United States has declined dramatically, and has remained significantly lower than the price of nitrogen fertilizer. The relative increase in nitrogen fertilizer prices was the result of increased demand for nitrogen-based fertilizers due to historically low stocks of global grains and a surge in the prices of corn and wheat, the primary crops in the Mid Corn Belt region. An increase in natural gas prices would impact our East Dubuque Facility’s operations by making us less competitive with competitors who do not use natural gas as their primary feedstock, and would therefore have a material adverse impact on the trading price of our common stock. In addition, if natural gas prices in the United States were to increase relative to prices of natural gas paid by foreign nitrogen fertilizer producers, this may negatively affect our competitive position in the Mid Corn Belt region and thus have a material adverse effect on our results of operations, financial condition and cash flows.

The success of our ammonium sulfate fertilizer business depends on our ability to increase production levels and product sales and margins and to implement our expansion plans at the Pasadena Facility.

Our ammonium sulfate fertilizer business has a limited operating history upon which its business and products can be evaluated. The Pasadena Facility produced phosphate fertilizer until early 2011 when it underwent a conversion to produce ammonium sulfate fertilizer products. Because our ammonium sulfate fertilizer business has a limited operating history, we may not be able to effectively:

•	maintain or expand production capacity for ammonium sulfate fertilizer at the Pasadena Facility;

•	maintain product quality, product sales prices, margins and operating costs at levels that we currently expect;

•	achieve production rates and on-stream factor that we currently expect;

•	implement potential capital improvements, including the power generation project and the replacement of the sulfuric acid converter, to lower costs and increase revenues at the Pasadena Facility;

•	attract and retain customers for our products from our existing or expanded production capacity;

•	comply with evolving regulatory requirements, including environmental regulations;

•	anticipate and adapt to changes in the ammonium sulfate fertilizer market;

•	maintain and develop strategic relationships with distributors and suppliers to facilitate the distribution and acquire necessary materials for our products; and

•	attract, retain and motivate qualified personnel.

The operations at the Pasadena Facility are subject to many of the risks inherent in the growth of a new business. The likelihood of the facility’s success must be evaluated in light of the challenges, expenses, difficulties, complications and delays frequently encountered in the operation of a new business. Moreover, the sales prices for ammonium sulfate have significantly worsened and remain low. We cannot assure you that we will achieve the goals set forth above or any goals we may set in the future. Our failure to meet any of these goals could have a material adverse effect on our business and cash flow.

We have recorded goodwill impairment charges and recorded write-downs of finished goods and raw material inventories with respect to our Pasadena Facility, and we could be required to record additional material impairment charges and write-downs in the future.

During 2013, we lowered our profitability expectations for the Pasadena Facility primarily due to lower projected market prices for ammonium sulfate. As a result, during the calendar year ended December 31, 2013, we recorded a goodwill impairment charge of approximately $30.0 million relating to the Agrifos Acquisition, we lowered the fair value of the potential earn-out consideration RNP may be required to pay in connection with the Agrifos Acquisition to zero and we incurred an approximate $12.4 million write-down of ammonium sulfate, sulfur and sulfuric acid inventory in 2013.

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

The EPA reached a CAFO with ExxonMobil in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. In addition, the asset purchase agreement between a subsidiary of Agrifos and ExxonMobil, or the 1998 APA, pursuant to which the subsidiary purchased the Pasadena Facility in 1998 also makes ExxonMobil liable for closure and post-closure care of the stacks, with certain limitations relating to use of the stacks after the date of the agreement. ExxonMobil is in the process of closing the “south stack” (a large phosphogypsum stack that combines “stacks 2, 3 and 5”) and “stack 4” at the facility. ExxonMobil has not yet started closure of “stack 1” at the facility, which is the only remaining stack that is currently in use for disposal of waste streams. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future, including as a result of actions taken by Agrifos prior to the closing of the Agrifos Acquisition. As of January 2012, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks will be approximately $102 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount. Subject to the terms and conditions of the Purchase Agreement, the Seller is required to indemnify us for certain environmental matters relating to the Pasadena Facility including costs relating to the closure of the stacks if such costs are not paid for by ExxonMobil. However, the Seller’s indemnification obligations are subject to important limitations including a cap of $29 million on the amount of indemnified losses and a deductible of $2 million. Further, in the event we seek indemnification from the Seller, we cannot assure you that we will be able to receive compensation for any losses we may have incurred on a timely basis, or at all.

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

In the past, governmental authorities have alleged or determined that the Pasadena Facility has been in substantial noncompliance with environmental laws and the Pasadena Facility has been the subject of numerous regulatory enforcement actions. The facility has also been subject to a number of past or current governmental enforcement actions, consent agreements, orders, and lawsuits, including, as examples, actions concerning the closure of the phosphogypsum stacks at the facility, the release of process water and wastewater, hydrogen fluoride emissions, emissions of oxides of sulfur, releases of ammonia and other hazardous substances, various alleged Clean Water Act violations, the potential for off-site contamination, and other matters. In the future, we may be required to expend significant funds to attain or maintain compliance with environmental laws. For example, the facility may not comply with wastewater and stormwater discharge requirements and solid and hazardous waste requirements. Following closure of phosphogypsum stack 1 at the facility, we may need to upgrade the facility’s wastewater system and arrange for offsite disposal of wastes that are currently disposed of onsite in order to maintain compliance with environmental laws, and the costs to design, construct, and operate such a system could be material. Regulatory findings of noncompliance could trigger sanctions, including monetary penalties, require installation of control or other equipment or other modifications, adverse permit modifications, the forced curtailment or termination of operations or other adverse impacts.

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

Due to our lack of diversification, adverse developments in the nitrogen fertilizer industry or at either of our Fertilizer Facilities could adversely affect our results of operations.

We rely primarily on the revenues generated from our two Fertilizer Facilities. An adverse development in the market for nitrogen fertilizer products in our regions generally or at either of our Fertilizer Facilities in particular would have a significantly greater impact on our operations than it would on other companies that are more diversified geographically or that have a more diverse asset and product base. The largest publicly traded companies with which we compete in the nitrogen fertilizer business sell a more diverse range of fertilizer products to broader markets.

Any interruption in the supply of natural gas to our East Dubuque Facility through Nicor could have a material adverse effect on our results of operations and financial condition.

Our East Dubuque operations depend on the availability of natural gas. We have an agreement with Nicor pursuant to which we access natural gas from the ANR and Northern Natural Gas pipelines. Our access to satisfactory supplies of natural gas through Nicor could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement extends for five consecutive periods of 12 months each, with the first period having commenced on November 1, 2010 and the last period ending October 31, 2015. For each period, Nicor may establish a bidding period during which we may match the best bid received by Nicor for the natural gas capacity provided under the agreement. We could be out-bid for any of the remaining periods under the agreement. In addition, upon expiration of the last period, we may be unable to renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility. In the event we needed to obtain natural gas from another source, we would need to build a new connection from that source to our East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or unfeasible. As a result, any interruption in the supply of natural gas through Nicor could have a material adverse effect on our results of operations and financial condition.

Our Fertilizer Facilities face operating hazards and interruptions, including unplanned maintenance or shutdowns. We could face potentially significant costs to the extent these hazards or interruptions cause a material decline in production and are not fully covered by our existing insurance coverage. Insurance companies that currently insure companies in our industry may cease to do so, may change the coverage provided or may substantially increase premiums in the future.

Our nitrogen fertilizer operations are subject to significant operating hazards and interruptions. Any significant curtailing of production at one of the Fertilizer Facilities or individual units within one of the Fertilizer Facilities could result in materially lower levels of revenues and cash flow for the duration of any shutdown. Operations at the Fertilizer Facilities could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as:

•	unplanned maintenance or catastrophic events such as a major accident or fire, damage by severe weather, flooding or other natural disaster:

•	labor difficulties that result in a work stoppage or slowdown;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at one of our Fertilizer Facilities;

•	increasingly stringent environmental and emission regulations;

•	a disruption in the supply of natural gas to our East Dubuque Facility or ammonia or sulfur to our Pasadena Facility; and

•	a governmental ban or other limitation on the use of nitrogen fertilizer products, either generally or specifically those manufactured at our Fertilizer Facilities.

The magnitude of the effect on us of any unplanned shutdown will depend on the length of the shutdown and the extent of the operations affected by the shutdown.

Our East Dubuque Facility and Pasadena Facility also require a planned maintenance turnaround every two years. Turnarounds at our East Dubuque Facility generally last between 18 and 25 days, and turnarounds at our Pasadena Facility generally last between 14 and 25 days. We intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year. Upon completion of a facility turnaround, we may face delays and difficulties restarting production at the Fertilizer Facilities. For example, in October 2009, our ammonia facility at our East Dubuque Facility underwent a 15-day maintenance turnaround and a subsequent 15-day unplanned shutdown due to equipment failures. Similarly, during the fourth quarter of 2013, our East Dubuque Facility halted production due to a turnaround and a fire. Our Pasadena Facility also underwent a turnaround in December of 2013 which lasted longer than anticipated due to issues with a contractor and weather delays. The duration of our turnarounds or other shutdowns, and the impact they have on our operations, have in the past and could in the future materially adversely affect our cash flow in the quarter or quarters in which such turnarounds or shutdowns occur.

A major accident, fire, explosion, flood, severe weather event, terrorist attack or other event also could damage the Fertilizer Facilities or the environment and the surrounding communities or result in injuries or loss of life. Scheduled and unplanned maintenance could reduce our cash flow for the period of time that any portion of the Fertilizer Facilities are not operating.

If we experience significant property damage, business interruption, environmental claims, fines, penalties or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. We are currently insured under our casualty, environmental, property and business interruption insurance policies. The policies are subject to limits, deductibles, and waiting periods and also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. For example, the current property policies contain specific sub-limits for losses resulting from business interruptions and for damage caused by covered flooding or named windstorms and resulting flooding or storm surge. We are fully exposed to all losses in excess of the applicable limits and sub-limits and for certain losses due to business interruptions

Under the insurance policies that cover our Pasadena Facility, property exposures are subject to limits, deductibles and waiting periods with respect to insured physical damage and time element occurrences. Catastrophic perils such as named windstorms, floods and storm surges are subject to additional limitations that apply to each occurrence. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder, as well as customary sub- limits for particular types of losses. For example the current property policy contains specific sub-limits for losses resulting from business interruption.

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

For example, as discussed above, RNP’s results for the year ended December 31, 2013 were heavily affected by significant unanticipated declines in nitrogen prices due to weather factors, reduced expectations for corn acreage in 2014 and increased volumes of urea exported from China.

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

We produce, process, store, handle, distribute and transport ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of our ability to produce or distribute our products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure our assets, which could have a material adverse effect on our results of operations and financial condition. We periodically experience releases of ammonia related to leaks from our equipment or error in operation and use of equipment at our Fertilizer Facilities. Similar events may occur in the future.

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

Although our customers and distributors generally pick up our nitrogen fertilizer products at our Fertilizer Facilities, we occasionally rely on barge and railroad companies to ship products to our customers and distributors. The availability of these transportation services and related equipment is subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents and other operating hazards. For example, barge transport can be impacted by lock closures resulting from inclement weather or surface conditions, including fog, rain, snow, wind, ice, strong currents, floods, droughts and other unplanned natural phenomena, lock malfunction, tow conditions and other conditions. Further, the limited number of towing companies and of barges available for ammonia transport may also impact the availability of transportation for our products. In addition, we believe that railroads are taking other actions, such as requiring indemnification from their customers for liabilities relating to TIH chemicals, to shift the risks they face from shipping TIH chemicals to their customers, which may make transportation of ammonia by rail more costly. These transportation services and equipment are also subject to environmental, safety and other regulatory oversight. Due to concerns related to terrorism or accidents, local, state and federal governments could implement new regulations affecting the transportation of our products. In addition, new regulations could be implemented affecting the equipment used to ship products from our Fertilizer Facilities. Any delay in our ability to ship our nitrogen fertilizer products as a result of transportation companies’ failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our results of operations and financial condition.

Our nitrogen fertilizer business is subject to extensive and frequently changing environmental laws and regulations. We expect that the cost of compliance with these laws and regulations will increase over time, and we could become subject to material environmental liabilities.

Our nitrogen fertilizer business is subject to extensive and frequently changing federal, state and local environmental, health and safety regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of our nitrogen fertilizer products. These laws include the CAA, the federal Clean Water Act, the RCRA, CERCLA, the TSCA, and various other federal, state and local laws and regulations. Violations of these laws and regulations could result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations or facility shutdowns. In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require us to make additional expenditures. Many of these laws and regulations are becoming increasingly stringent, and we expect the cost of compliance with these requirements to increase over time. The ultimate impact on our business of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the CAA, have not yet been finalized, are under governmental or judicial review or are being revised. These expenditures or costs for environmental compliance could have a material adverse effect on our results of operations and financial condition.

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

Our nitrogen fertilizer business is subject to accidental spills, discharges or other releases of hazardous substances into the environment. Past or future spills related to our Fertilizer Facilities or transportation of products or hazardous substances from our Fertilizer Facilities may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA, for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with our Fertilizer Facilities, facilities we formerly owned or operated (if any) and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage or disposal. The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations and financial condition. For a discussion of releases at the Pasadena Facility, see the risk factor captioned “Soil and groundwater at the Pasadena Facility is pervasively contaminated, and we may incur costs to investigate and remediate known or suspected contamination at the Pasadena Facility. We may also face legal actions or sanctions or incur costs related to contamination or noncompliance with environmental laws at the facility.” In addition, limited subsurface investigation indicates the presence of certain contamination at the East Dubuque facility. In the future, we may determine that there are conditions at the East Dubuque Facility that require remediation or other response.

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

We hold numerous environmental and other governmental permits and approvals authorizing operations at our Fertilizer Facilities. Expansion of our nitrogen fertilizer operations is also predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our business, financial condition and results of operations.

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

Currently, various legislative and regulatory measures to address GHG emissions (including CO2, methane and N2O) are in various phases of discussion or implementation. At the federal legislative level, Congress has previously considered legislation requiring a mandatory reduction of GHG emissions. Although Congressional passage of such legislation does not appear imminent at this time, it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency or impose a carbon fee.

In the absence of congressional legislation curbing GHG emissions, the EPA is moving ahead administratively under its CAA authority. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we monitor our GHG emissions from our Fertilizer Facilities and began reporting the emissions to the EPA annually beginning in September 2011. In December 2009, the EPA finalized its “endangerment finding” that GHG emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate GHG emissions as air pollutants under the CAA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which establishes new GHG emissions thresholds that determine when stationary sources, such as our Fertilizer Facilities, must obtain permits under the PSD, and Title V programs of the CAA. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install the BACT, for those regulated pollutants that are emitted in certain quantities. Phase I of the Greenhouse Gas Tailoring Rule, which became effective on January 2, 2011, requires projects already triggering PSD permitting that are also increasing GHG emissions by more than 75,000 tons per year to comply with BACT rules for their GHG emissions. Phase II of the Greenhouse Gas Tailoring Rule, which became effective on July 1, 2011, requires preconstruction permits using BACT for new projects that emit 100,000 tons of GHG emissions per year or existing facilities that make major modifications increasing GHG emissions by more than 75,000 tons per year. The ammonia production and storage capacity expansion project completed in 2013 at our East Dubuque Facility did not trigger the need to install BACT because actual construction was commenced prior to July 1, 2011 and was not a major modification with respect to criteria pollutants. However, a future major modification to our East Dubuque Facility or our Pasadena Facility may require us to install BACT and potentially require us to meet other requirements. The EPA’s endangerment finding, the Greenhouse Gas Tailoring Rule and certain other GHG emission rules have been challenged and will likely be subject to extensive litigation, although courts have rejected certain legal challenges to the endangerment findings, the Greenhouse Gas Tailoring Rule, and other regulations. In addition, a number of congressional bills were introduced in 2010 and 2011 to overturn the endangerment finding and bar the EPA from regulating GHG emissions, or at least to defer such action by the EPA under the CAA, although President Obama has announced his intention to veto any such bills if passed.

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

We use Agrium as a distributor of a significant portion of our nitrogen fertilizer products of our East Dubuque Facility pursuant to a distribution agreement between Agrium and us. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, between 79% and 92% of our East Dubuque Facility’s total product sales were made through Agrium. Under the distribution agreement, if we are unable to reach an agreement with Agrium for the purchase and sale of our products, Agrium is under no obligation to make such purchase and sale. Agrium sells products that compete with ours, and may be incentivized to prioritize the sale of its products over ours. In the event of any decline in sales of our nitrogen fertilizer products through Agrium as distributor, we may not be able to find buyers for our products.

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

In addition to distributing our products, Agrium is also a significant customer of our nitrogen fertilizer products. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, approximately 2%, 2%, 1% and 3%, respectively, of the total product sales of our nitrogen fertilizer business were to Agrium as a direct customer (rather than a distributor) and approximately 12%, 9%, 7% and 15%, respectively, of the total product sales of our nitrogen fertilizer business were to CPS, a controlled affiliate of Agrium. Agrium or CPS could elect to reduce or cease purchasing our nitrogen fertilizer products for a number of reasons, especially if our relationship with Agrium as a distributor were to end. If our sales to Agrium as a direct customer or CPS decline, we may not be able to find other customers to purchase the excess supply of our products.

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

We have a marketing agreement that grants IOC the exclusive right and obligation to market and sell all of our Pasadena Facility’s granular ammonium sulfate. The marketing agreement has a term that ends December 31, 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 210 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. If we are unable to renew our contract with IOC, we may be unable to find buyers for our granular ammonium sulfate. In addition, we have an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of our Pasadena Facility’s ammonium sulfate. This arrangement currently is not governed by a written contract. If we lose the right to store ammonium sulfate at these IOC-controlled terminals, we may not be able to find suitable replacement storage on acceptable terms, or at all, and we may be forced to reduce production. Any loss of IOC as our distributor, loss of our storage rights or decline in sales of products through IOC could materially adversely affect our results of operations and financial condition.

Due to our dependence on significant customers in our nitrogen fertilizer business, the loss of one or more of such significant customers could adversely affect our results of operations.

Our nitrogen fertilizer business depends on significant customers, and the loss of one or several of such significant customers may have a material adverse effect on our results of operations and financial condition. In the aggregate, our top five ammonia customers represented approximately 57%, 54%, 54% and 46%, respectively, of our ammonia sales for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, and our top five UAN customers represented approximately 59%, 38%, 53% and 50%, respectively, of our UAN sales for the same periods. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, approximately 2%, 2%, 1% and 3%, respectively, of the East Dubuque Facility’s total product sales of our nitrogen fertilizer business were to Agrium as a direct customer (rather than a distributor) and approximately 12%, 9%, 7% and 15%, respectively, of the East Dubuque Facility’s total product sales of our nitrogen fertilizer business were to CPS, a controlled affiliate of Agrium. During the period beginning November 1, 2012 through December 31, 2013, the marketing agreement with IOC accounted for 100% of our Pasadena Facility’s revenues from the sale of ammonium sulfate. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts with any of our customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers of our nitrogen fertilizer products, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations and financial condition.

The sale of our products to customers in international markets exposes us to additional risks that could harm our business, operating results, and financial condition.

Our Pasadena Facility’s products are sold through distributors to customers in North America, Brazil, New Zealand and Thailand, and our distributors could expand sales to additional international markets in the future. In addition to risks described elsewhere in this section, the sale of our products in international markets expose us to other risks, including the following:

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

In addition, our distributors must comply with complex foreign and United States laws and regulations that apply to international sales and operations. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against our distributors, prohibitions on the conduct of their business and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our business and our operating results. Although we have implemented policies and procedures designed to ensure our distributors’ compliance with these laws and regulations, there can be no assurance that our distributors will not violate our policies.

We are largely dependent on our customers and distributors to transport purchased goods from our Fertilizer Facilities because we do not maintain a fleet of trucks or rail cars.

We do not maintain a fleet of trucks and, unlike some of our major competitors, we do not maintain a fleet of rail cars. Our customers and distributors generally are located close to our Fertilizer Facilities and have been willing and able to transport purchased goods from each Fertilizer Facility. In most instances, our customers and distributors purchase products FOB delivered basis at the Fertilizer Facility and then arrange and pay to transport them to their final destinations by truck. However, in the future, the transportation needs of our customers and distributors as well as their preferences may change, and those customers and distributors may no longer be willing or able to transport purchased goods from our Fertilizer Facilities. In the event that our competitors are able to transport their products more efficiently or cost effectively than our customers and distributors, those customers and distributors may reduce or cease purchases of our products. If this were to occur, we could be forced to make a substantial investment in a fleet of trucks and/or rail cars to meet the delivery needs of customers and distributors, and this would be expensive and time consuming. We may not be able to obtain transportation capabilities on a timely basis or at all, and our inability to provide transportation for products could have a material adverse effect on our business and cash flow.

New regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.

The costs of complying with regulations relating to the transportation of hazardous chemicals and security associated with our Fertilizer Facilities may have a material adverse effect on our results of operations and financial condition. Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. The chemical industry has responded to the issues that arose in response to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives. Simultaneously, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical facility locations and the transportation of hazardous chemicals. Our nitrogen fertilizer business could be materially adversely affected by the cost of complying with new regulations.

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

At our East Dubuque Facility, we increased our capacity to produce ammonia and urea and started to produce and sell DEF. Increased production of our existing nitrogen fertilizer products may reduce the selling price for those products as a result of market saturation. We may be required to sell these products at lower prices, or may not be able to sell all of the products we produce. In addition, there can be no assurance that our new products will be well-received or that we will achieve revenues or profitability levels we expect. If we cannot sell our products or are forced to reduce the prices at which we sell them, this would have a material adverse effect on our results of operations and financial condition.

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

Efficient production of nitrogen fertilizer using modern techniques and equipment requires skilled employees. To the extent that the services of skilled labor becomes unavailable to us for any reason, including as a result of the expiration and non-renewal of our collective bargaining agreement or the retirement of experienced employees from our aging work force, we would be required to hire other personnel. We have a collective bargaining agreement in place covering unionized employees at our East Dubuque Facility which will expire in October 2016. In addition, we have two collective bargaining agreements for our Pasadena Facility. One of these agreements expires on March 28, 2016, and the other will expire on April 30, 2016. Upon expiration, we may be unable to renew the collective bargaining agreements on satisfactory terms or at all. We face hiring competition from our competitors, our customers and other companies operating in our industry, and we may not be able to locate or employ qualified replacements on acceptable terms or at all. If our current skilled employees quit, retire or otherwise cease to be employed by us and we are unable to locate or hire qualified replacements, or if the cost to locate and hire qualified replacements for these employees increases materially, our results of operations could be adversely affected.

The 2013 RNP Credit Agreement and the Indenture governing the RNP Notes contain significant limitations on RNP’s business operations, including RNP’s ability to make distributions to its common unitholders (including us).

In April 2013, RNP entered into the 2013 RNP Credit Agreement, comprised of a $35.0 million senior secured revolving credit facility, or the RNP Credit Facility, and the Indenture governing the RNP Notes.

The Indenture governing the RNP Notes prohibits RNP from making distributions to its common unitholders (including us) if any Default (except a Reporting Default) or Event of Default (each as defined in the Indenture) exists. In addition, the Indenture contains covenants limiting RNP’s ability to pay distributions to its common unitholders. The covenants apply differently depending on RNP’s Fixed Charge Coverage Ratio (as defined in the Indenture). If the Fixed Charge Coverage Ratio is not less than 1.75 to 1.0, RNP will generally be permitted to make restricted payments, including distributions to its common unitholders, without substantive restriction. If the Fixed Charge Coverage ratio is less than 1.75 to 1.0, RNP will generally be permitted to make restricted payments, including distributions to its common unitholders, up to an aggregate $60.0 million basket plus certain other amounts referred to as “incremental funds” under the Indenture. For the year ended December 31, 2013, RNP’s Fixed Charge Coverage ratio was 3.27 to 1.00.

In addition, the 2013 RNP Credit Agreement as amended requires that, before RNP can make distributions to us, (a) there must be no Default or Event of Default (as defined in the 2013 RNP Credit Agreement) and no Default or Event of Default would arise as a result of such distribution, (b) at the time of the distribution and immediately after giving effect to the distribution, RNP must satisfy the relevant financial test (as described below) and (c) RNP must have at least $8.75 million available to be drawn under the 2013 RNP Credit Agreement on a pro forma basis. The relevant financial test is either a Secured Leverage Ratio not to exceed 3.75 to 1.00 or a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 or 2.25 to 1.00 (each as described in the 2013 RNP Credit Agreement), depending on the time of the distribution or the amount that we have drawn and outstanding under the 2013 RNP Credit Agreement. The relevant financial tests that RNP must meet in order to make a distribution under the 2013 RNP Credit Agreement are described further under Part II—Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2013 RNP Credit Agreement.” For the year ended December 31, 2013, RNP’s Secured Leverage Ratio was 4.71 to 1.00 and RNP’s Fixed Charge Coverage Ratio was 3.27 to 1.00. Any new indebtedness could have similar or greater restrictions. The agreements governing this indebtedness permit RNP to incur significant indebtedness in the future, subject to the satisfaction of certain conditions.

We are subject to covenants contained in the agreements governing this indebtedness and may be subject to additional agreements governing other future indebtedness. These covenants restrict RNP’s ability to, among other things, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, incur liens, make negative pledges, pay dividends or make other distributions, make payments to RNP’s subsidiaries, make certain loans and investments, consolidate, merge or sell all or substantially all of RNP’s assets, enter into sale-leaseback transactions and enter into transactions with RNP’s affiliates. Any failure to comply with these covenants could result in a default under our 2013 RNP Credit Agreement or the RNP Notes. Upon a default, unless waived, the lenders under our 2013 RNP Credit Agreement and holders of our RNP Notes would have all remedies available to a secured lender, including the ability to cause the outstanding amounts of such indebtedness to become due and payable in full, institute foreclosure proceedings against RNP’s assets, and force RNP into bankruptcy or liquidation.

Risks Related to Our Wood Fibre Processing Business

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

There can be no assurance that we will be able to integrate Fulghum into our operations successfully. Any failure by us to integrate Fulghum into our operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our wood chipping business depends, in significant part, on continued demand from the board, paper, pulp and packaging industry. Any decline in demand for our services from this industry could have a negative impact on us.

Our wood chipping business provides services to manufacturers of boxboard, container board, paper, pulp and similar products. Any decline in the industries in which these manufacturers participate could, in turn, have a negative impact on us. Some of the risks relating to this industry include:

•	Consumption of writing and printing paper products has declined recently as a result of technological advances and the development of substitutes for paper products. The continuation of this trend could adversely impact our business in Chile and Uruguay that provides a significant amount of services to paper manufacturers; and

•	If the price of wood increases, this would negatively impact the businesses of our customers that supply wood to us for processing. Currently, all of our customers in the United States are responsible for the cost of wood used in our operations.

In the event that our wood chipping business experiences a decline as a result of these factors or otherwise, this would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our wood pellet business may not be successful for a number of reasons.

Our ability to successfully enter the wood pellet business is subject to a number of risks inherent in entering into a new line of business. We may not be able to complete wood pellet projects on budget, on schedule or at all, or if completed, we may not achieve the anticipated benefits of these projects. Some of the risks relating to our wood pellet projects include:

•	unanticipated cost increases;

•	unforeseen engineering or environmental problems;

•	work stoppages;

•	weather interference;

•	unavailability of necessary equipment;

•	the failure of our customers to perform their obligations under our sales agreements;

•	changes in the regulatory environment that could affect the demand for wood pellets;

•	difficulty in obtaining the required feedstock, including any change in the laws or regulations governing our rights to harvest Crown fibre in the province of Ontario;

•	interruptions in the transportation and handling of wood pellets that are beyond our control;

•	our inability to operate in a new business which we have not previously operated; and

•	unavailability of financing on acceptable terms.

In addition, we are obligated to pursue certain wood pellet development projects with Graanul through the Rentech/Graanul JV, which may complicate, delay or make impossible the successful construction of those projects. We also expect to expand our wood pellet business through acquisitions, which may not be available or successful, or may not result in the benefits we anticipate, or may add unanticipated liabilities.

Moreover, we intend to utilize predominately Crown fibre for our initial wood pellet facilities, which we believe is desirable in part because mixed hardwood trees in Northern Ontario have a chemical composition that allows for the production of highly quality wood pellets for thermal applications. We have entered into an agreement with Ontario Crown for our Atikokan project that we expect will provide the project with all of its required Crown fibre. We expect to enter into a similar agreement with Ontario Crown for our Wawa Project. However, if we are unable to secure adequate supplies of Crown fibre or suitable replacements, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we have entered into the following contracts relating to our wood pellet business:

•	We have entered into the OPG Contract under which we have committed to deliver 45,000 metric tons of wood pellets from the Atikokan Project annually starting in January 2014.

•	We have entered into the Drax Contract under which we have committed to deliver approximately 400,000 metric tons of pellets annually starting in the fourth quarter of calendar year 2014.

•	We have entered into the KD Contract under which we committed to purchase between 15,000 and 20,000 metric tonnes of wood pellets between December 1, 2013 and June 30, 2014. We started to receive wood pellets under the KD Contract in the first quarter of 2014.

•	We have entered into the Canadian National Contract under which we have committed to transport a minimum of 1,500 rail carloads during the year ended December 31, 2014, and 3,600 rail carloads annually thereafter for the duration of the contract. Delivery shortfalls would result in a $1,000 per rail car penalty.

•	We have entered into the TrinityRail Lease under which we have committed to lease 258 rail cars of which delivery of 88 rail cars will be on or before May 1, 2014 and 170 rail cars will be on or before July 31, 2014.

•	We have entered into the Port Agreement with Quebec Stevedoring for deep water access at the Port of Quebec under which we have committed to guaranty the repayment of port infrastructure development costs up to a maximum of $20.0 million, or greater amounts as agreed by both parties.

In the event that we are not able to complete our wood pellet projects on a timely basis, we may not be able to satisfy our commitments under these contracts. If we fail to satisfy these commitments, the counterparties could assert remedies against us, including damages and contractually stipulated penalties.

Under our contract with Quebec Stevedoring, Quebec Stevedoring has committed to complete construction of a storage facility by September 1, 2014. If Quebec Stevedoring fails to timely complete such storage facility, this could impact our ability to deliver wood pellets and result in a violation of one of the other contracts described above.

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

Accordingly, any failure by us to complete wood pellet projects on a timely basis could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As part of the Fulghum Acquisition, we acquired five wood processing mills in Chile and one in Uruguay. Our operations in Chile and Uruguay expose us to the following risks:

•	We purchase wood to support the export of chips from Chile. As a result, this business is subject to risks related to the supply and cost of wood. See Part II—Item 7A “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this report.

•	Because they are located in locations more distant to us than our operations in the United States, we may have greater difficulty overseeing manufacturing operations at our wood processing mills in Chile and Uruguay.

•	If an adverse change in local, political, economic, social or labor conditions, or tax or other laws, occurs in Chile or Uruguay, our operations in those countries could be adversely impacted.

•	We may have greater difficulty hiring personnel needed to oversee our operations in Chile and Uruguay.

•	Our operations in Chile and Uruguay could expose us to risks relating to longer payment cycles, increased credit risk or higher levels of payment fraud.

•	Our operations in Chile and Uruguay could expose us to risks relating to foreign laws and legal systems, some of which are still developing.

•	Our operations in Chile and Uruguay could expose us to risks relating to different employee/employer relationships, existence of workers’ councils and labor unions and other challenges caused by distance, language and cultural differences.

If any of these risks materialize or worsen, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The wood pellet industry is dependent, in significant part, on government regulations over which we have no control.

The demand for wood pellets for energy production is driven, in significant part, by government imposed policies and incentives. For example, the “Renewables Obligation” imposed by the United Kingdom in 2002 requires all electricity suppliers licensed in the United Kingdom to source a specified and annually increasing proportion of electricity from eligible renewable resources, or such suppliers will face a penalty. Under current law, the Renewables Obligation will remain in place through 2037. However, the demand for wood pellets could decrease significantly in the event that the Renewables Obligation or other similar government policies are modified or withdrawn. Any such change in government policies could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our wood chipping business is, and we expect that our wood pellet business will be, subject to environmental laws and regulations. We expect that the cost of compliance with these laws and regulations will increase over time, and we could become subject to material environmental liabilities.

Our wood chipping business is, and we expect that our wood pellet business will be, subject to federal, state and local environmental, health and safety regulations governing the emission and release of hazardous substances into the environment and the treatment and discharge of waste water and the storage, handling, use and transportation of hazardous substances. These laws may include, in the United States, the CAA, the Clean Water Act, RCRA, CERCLA, TSCA, and various other federal, state and local laws and regulations, and other laws in Canada and other jurisdictions. Violations of these laws and regulations could result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations or facility shutdowns. In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require us to make additional expenditures. These expenditures or costs for environmental compliance could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

Our operations require permits and authorizations. Failure to comply with these permits or environmental laws generally could result in substantial fines, penalties or other sanctions, court orders to install pollution-control equipment, permit revocations and facility shutdowns. We may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.

Our business, and the real property on which it is operated, also is subject to spills, discharges or other releases of hazardous substances into the environment. Although we are not currently aware of any material releases by our wood fibre processing business, we could be held liable for past or future releases at or migrating beneath the real property where we have operated, or the real property currently or formerly owned or leased by us, even if we did not cause the release or own, operate or lease the real property when the release occurred. Past or future spills related to our facilities or transportation of products or hazardous substances from our facilities may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA, for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with our facilities, facilities we formerly owned or operated (if any) and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage or disposal. The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our financial condition and results of operations.

The energy industry is highly competitive. Our wood pellet business may not successfully compete with other forms of energy.

Our wood pellet business will face intense competition from well-established, conventional forms of energy, including petroleum, coal and natural gas. These forms of energy are abundant and widely accepted by consumers, and we may not be able to successfully compete with them. If we complete wood pellet projects and the price of these competing fuels declines as a result of the discovery of new deposits of oil, gas or coal or otherwise, this likely would weaken demand for our wood pellet products. Our wood pellet projects also will compete with other forms of renewable energy, many of which are developing and could attain greater market acceptance than electricity generated from wood pellets. Any failure of our wood pellet business to successfully compete with other forms of energy could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in the United States, global, or regional economic conditions could have an adverse effect on the profitability of some or all of our businesses.

A decline in economic activity in the United States and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the U.S. dollar value of revenue we receive from other markets.

Our operations outside the United States may be adversely affected by the operation of laws in those jurisdictions.

Our operations in non-United States jurisdictions are subject to the laws of the jurisdictions in which they operate. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect our ability to react to changes in our business and our rights or ability to enforce rights may be different than would be expected under United States law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, our ability to generate revenue and our expenses in non-United States jurisdictions may differ from what would be expected if United States law governed these operations.

Our Atikokan Project and Wawa Project are located in rural areas outside of the United States which may adversely affect the total development costs, timing, and operation of the projects.

We could face significant difficulties in developing and operating the Atikokan Project and Wawa Project arising from their locations in rural areas outside of the United States. These difficulties could include:

•	increase in development costs and delay due to transporting machinery and equipment, and construction personnel to remote sites;

•	added expense and time due to potential infrastructure upgrades needed, but currently unknown, at the sites;

•	strain on us to properly monitor activities outside the United States;

•	added expense to us to establish and enforce proper controls and safety procedures at the sites;

•	the ability to obtain necessary permits;

•	expenditures related to the cost of compliance with environmental, health and safety laws and standards; and

•	difficulty in hiring and retaining qualified personnel.

There can be no assurance that we will be able to complete the development of these projects or future projects on budget and on time. Any failure by us to complete these projects could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be successful in growing our wood chipping and wood pellet businesses.

We intend to grow our wood chipping and wood pellet businesses organically and through strategic investments, expansion projects and/or acquisitions. However, our success in growing these businesses is subject to various risks, including the other risks described in this report. We cannot assure you that will be successful and, in the event that we are unable to achieve the growth in these businesses that we desire, this would limit our returns and our ability to realize upon the investments we have made, including through any initial public offering of such businesses. Accordingly, any failure to achieve the growth we intend to achieve in these businesses would have a material adverse effect on our prospects.

Risks Related to Our Consolidated Business, Liquidity, Financial Condition, and Results of Operations

We have never operated at a profit. If RNP’s current revenue levels decrease or if we do not become profitable on an ongoing basis, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through December 31, 2013, we have an accumulated deficit of $385.3 million. If RNP’s current revenues levels decrease or if we do not become profitable on an ongoing basis, we may be unable to continue our operations. Ultimately, our ability to remain in business may depend upon earning a profit from RNP’s nitrogen fertilizer business and/or our wood fibre processing business. Failure to do so would have a material adverse effect on our financial position, results of operations, cash flows and prospects.

Our acquisition strategy involves significant risks.

One of our business strategies is to pursue acquisitions in our wood chipping, wood pellets or fertilizer business. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms, and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs, tax consequences and risks associated with entry into new markets and lines of business.

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

Failure to manage acquisition growth risks could have a material adverse effect on our results of operations, financial condition and cash flows. There can be no assurance that we will be able to consummate any acquisitions, successfully integrate acquired entities, or generate positive cash flow at any acquired company.

There are significant risks associated with expansion and other projects that may prevent completion of those projects on budget, on schedule or at all.

We may undertake additional expansion projects at our Fertilizer Facilities and intend to commence expansion projects at one of our wood chipping mills located in Chile. Projects of the scope and scale we are undertaking or may undertake in the future entail significant risks, including:

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

If we consummate additional acquisitions in our wood chipping, wood pellets or fertilizer business, we could experience a period of rapid growth that could place significant additional demands on, and require us to expand, our management resources and information systems. The management of our growth will require, among other things, continued development of our internal controls and information systems and the ability to attract and retain qualified personnel. Our expansion projects and other significant capital projects are major projects that require significant management by us, with the risk that project overruns or failure to meet the planned schedule may be very costly. Our failure to effectively manage such projects and any such rapid growth pursuant to acquisitions could have a material adverse effect on us, our cash flows, our ability to raise capital in the future, and our operating results.

An event of default under the RNHI Credit Agreement, a failure to meet market price tests included therein or our default of certain obligations under our guaranty for such credit facility could trigger an acceleration under the RNHI Credit Agreement and a sale of the Underlying Equity, thus causing the reduction of our ownership of RNP common units and preventing RNHI from making distributions to us. In addition, a failure to meet market price tests included in the RNHI Credit Agreement could reduce or eliminate our ability to borrow or maintain amounts outstanding under the facility.

In September 2013, RNHI, an indirect wholly owned subsidiary of ours, obtained a new revolving loan facility, or RNHI Revolving Loan, by entering into a credit agreement, or the RNHI Credit Agreement, and we borrowed $50.0 million under such facility. As a result of the RNHI Credit Agreement, we are subject to risks relating to the RNHI Credit Agreement.

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

In addition, RNHI’s obligations under the RNHI Credit Agreement and, correspondingly, our obligations under the guaranty may be triggered by the drop in the market price of the common units of RNP. The market price for the common units of RNP has fluctuated in the past and could fluctuate substantially in the future. Numerous factors, including those identified in this report, and the volatility of the stock market generally, could cause a significant decline in the market price of the common units of RNP, which could (i) trigger an acceleration under the RNHI Credit Agreement and a foreclosure and sale of the Underlying Equity, (ii) prevent RNHI from distributing to us distributions received from RNP with respect to the Underlying Equity or (iii) prevent RNHI from borrowing under the RNHI Credit Agreement. RNHI would cease to own any common units of RNP so foreclosed upon and sold and, as a result, we would lose a corresponding portion, which could be substantial, of our ownership interest in RNP. The occurrence of any such events could result in a decline, which could be substantial, in the market price of the common units of RNP and/or the market price of our common stock.

The level of indebtedness we could incur in the future could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As discussed above, RNHI has entered into the RNHI Credit Agreement. In addition, on April 12, 2013, RNP and Rentech Nitrogen Finance Corporation, a wholly-owned subsidiary of RNP (“Finance Corporation” and collectively with RNP, the “Issuers”), issued the RNP Notes and entered into the 2013 RNP Credit Agreement. The level of indebtedness we could incur in the future could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•	requiring all or a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore restricting or reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	incurring higher interest expense in the event of increases in the 2013 RNP Credit Agreement’s variable interest rates;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase common stock; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, which may restrict our activities, and the failure to comply with which could result in an event of default.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, acquisitions, investments or other business activities, reduce or eliminate future borrowings, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Failure to pay our indebtedness on time would constitute an event of default under the agreements governing our indebtedness, which would give rise to our lenders’ ability to accelerate the obligations and seek other remedies against us.

We may have to raise substantial additional capital to execute our business plan and, in the event that our current and expected sources of funding are insufficient, to fund working capital and to continue our operations. Competitors with superior access to capital may have a substantial advantage over us.

We would require additional capital to pursue acquisitions of wood chipping, wood pellets or fertilizer businesses to refinance our existing indebtedness and to pursue additional wood pellet projects. Our competitors who have superior access to capital may have a competitive advantage over us in these activities. In addition, since we have never operated at a profit, we may require additional capital to fund our working capital needs after we have exhausted our current cash on hand. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.

Changes in ownership of shares of our common stock could result in the loss of our ability to use our net operating losses.

We have accumulated substantial operating losses. For federal and state tax purposes, we may “carry forward” these losses to offset current and future taxable income and thereby reduce our tax liability, subject to certain requirements and restrictions. As of December 31, 2013, we had approximately $136.1 million of federal tax net operating loss carryforwards. We believe our net operating loss carryforwards are an important asset of the Company.

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

The issuance of shares of our common stock could cause an “ownership change” which would limit our ability to use our net operating losses. Issuances of shares of our common stock that could cause an “ownership change” include the issuance of shares of common stock in financing or strategic transactions or upon future conversion or exercise of outstanding options and warrants.

To mitigate the risk of an “ownership change,” our board of directors has adopted a Tax Benefit Preservation Plan. The plan is intended to act as a deterrent to any person acquiring 4.99% or more of our outstanding shares of common stock or any 4.99% or greater holder existing at the time of the plan’s adoption from acquiring more than an additional 1% of our outstanding common stock, in each case, without the approval of our board of directors. However, the Tax Benefit Preservation Plan may not prevent an “ownership change” from occurring in all circumstances.

Accordingly, we cannot assure you that an “ownership change” will not occur or that we will otherwise be able to realize the value of our tax net operating losses.

Execution of our strategy depends, in part, upon the continuing treatment of RNP as a partnership for tax purposes, as well as the continuing ability to obtain partnership treatment for a potential master limited partnership to which we would transfer our wood fibre processing assets.

The present United States federal income tax treatment of publicly traded limited partnerships, including RNP, may be modified by administrative, legislative or judicial interpretation at any time, including on a retroactive basis. For example, from time to time, members of Congress propose and consider substantive changes to the existing United States federal income tax laws that affect publicly traded limited partnerships, including changes to the definition of qualifying income under Internal Revenue Code Section 7704(d). One recent draft proposal has included, among other items, eliminating income from the production, processing, transportation and marketing of fertilizer and timber from the definition of qualifying income. However, we are unable to predict whether any such changes will ultimately be enacted or, if enacted, whether they will be enacted in their proposed form, or whether they will apply to us. Any such changes could cause a substantial reduction in the value of our common units.

Risks Related to the Market for Rentech Common Stock

We have a substantial overhang of common stock and future sales of our common stock or of securities linked to our common stock may cause substantial dilution and may negatively affect the market price of our shares.

As of December 31, 2013, there were 227.5 million shares of our common stock outstanding. As of that date, we also had an aggregate of 16.1 million shares of common stock that may be issued upon exercise of restricted stock units, options and warrants. In addition, we have one shelf registration statement covering $200.0 million aggregate initial offering price of securities (up to all of which could be issued as shares of common stock) for issuance in future financing transactions. In the event that we acquire companies or assets, we may issue additional shares of stock to acquire those companies or assets.

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

The market price of our stock may decline for a number of reasons, including if:

•	the performance of our fertilizer subsidiaries is worse than expected;

•	we are unsuccessful at expanding our fertilizer business through internal growth and acquisition;

•	the tax benefits of the partnership structure of our fertilizer subsidiaries should change in an adverse way;

•	spending on our energy technologies exceeds our current expectations;

•	we are unable to monetize the value of our energy technologies;

•	we are unable to integrate Fulghum Fibres;

•	we are unable to successfully enter the wood pellet business;

•	our significant shareholders decide to dispose of their shares of common stock because of any of the above or other reasons; or

•	any of the other risks referred to in this section materialize.

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

The Pasadena Facility is located on an approximately 85 acre site located on the Houston Ship Channel which includes 2,700 linear feet of water frontage and two deep-water docks. The property also includes approximately 415 acres of land which contains phosphogypsum stacks. In addition, we have an arrangement with IOC under which we are permitted to store ammonium sulfate at terminals controlled by IOC that are located near end customers of our Pasadena Facility’s ammonium sulfate.

Fulghum Fibres Mills

Locations – United States	Number of Properties		Land(1)	Buildings/Equipment(1)	Wood Chip Capacity (GMT)
Alabama	3		2 Owned; 1 Operated	2 Owned; 1 Operated	2,900,000
Arkansas	1		Leased	Owned	700,000
Florida	1		Owned	Owned	1,500,000
Georgia	11	(2)	4 Owned; 5 Leased; 2 Operated	8 Owned; 3 Operated	10,150,000
Louisiana	3		1 Owned; 1 Leased; 1 Operated	2 Owned; 1 Operated	3,200,000
Maine	1		Leased	Owned	1,400,000
Mississippi	3		2 Owned; 1 Leased	3 Owned	2,400,000
Virginia	4		2 Leased; 2 Operated	2 Owned; 2 Operated	2,950,000

Locations – South America	Number of Properties		Owned/Leased/Operated	Owned/Leased/Operated	Wood Chip Capacity (GMT)
Chile	6	(3)	2 Owned; 1 Leased; 3 Operated	3 Owned; 3 Operated	3,880,000
Uruguay	1		Operated	Operated	1,100,000

(1)	Generally, under the terms of our processing agreements, customers have the option to purchase the mill equipment for a pre-negotiated amount (which decreases over time) and, in some cases, customers have the option to acquire the land.
(2)	One of the mills currently is not operating.
(3)	In addition to the five mills in Chile, we also own approximately 1,400 acres of forestland.

Wood Pellets

The Atikokan Project is located on an approximately 15 acre site that we own in Atikokan, Ontario, Canada. The Wawa Project is located on an approximately 248 acre site that we own in Wawa, Ontario, Canada.

RETC Properties

We own the site located in Commerce City, Colorado where we have constructed the PDU and the Rentech-ClearFuels Gasifier. The site consists of 17 acres located in an industrial area adjacent to a rail line and an interstate highway. Approximately six acres of the site are occupied by the PDU and the Rentech-ClearFuels Gasifier, and the remaining approximately 11 acres of the site are available for other uses. There is an approximately 12,000 square foot building on that site that is used primarily for laboratory and maintenance functions supporting the PDU. This property is used in our energy technologies segment.

On August 15, 2013, we sold our property located in Natchez, Mississippi, or Natchez, for approximately $8.6 million. We continue to own an approximately 18 mile-long natural gas pipeline that runs from Tensas Parish, Louisiana to the site in Natchez. We are working with the Federal Energy Regulatory Commission to transfer or abandon the pipeline.

Office Leases

Our executive offices are located in Los Angeles, California, and consist of approximately 17,000 square feet of leased office space. The lease expires in May 2020. These offices are used by all five of our segments.

Our other principal leased offices are located in Denver, Colorado, and consist of approximately 8,000 square feet of office space. The lease expires in October 2014. These offices are used by all five of our segments. We also have leased offices located in Thunder Bay, Ontario, Canada, which consist of approximately 1,600 square feet of leased office space. The lease expires in August 2015. These offices are used by our wood pellets segment. Fulghum has leased offices located in Augusta, Georgia, which consist of approximately 7,900 square feet of leased office space. The lease is month-to-month.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of our current litigation matters will not have a material adverse effect on us.

We entered into a settlement agreement with the Illinois Environmental Protection Agency in August 2013 requiring us to connect a device at our East Dubuque Facility to an ammonia safety flare by December 1, 2015. We estimate the cost of the project required by the settlement agreement as being approximately $300,000.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We transferred our listing from the NYSE MKT to the NASDAQ Stock Market, or NASDAQ, effective with the start of trading on August 13, 2013. Our common stock is traded under the symbol “RTK.” The following table sets forth the range of high and low closing prices for our common stock as reported by the applicable market, for each quarterly period during the calendar years ended December 31, 2013 and 2012:

Year Ended December 31, 2013	High	Low
First Quarter, ended March 31, 2013	$3.15	$2.32
Second Quarter, ended June 30, 2013	$2.42	$1.85
Third Quarter, ended September 30, 2013	$2.35	$1.90
Fourth Quarter, ended December 31, 2013	$2.20	$1.59

Year Ended December 31, 2012	High	Low
First Quarter, ended March 31, 2012	$2.14	$1.31
Second Quarter, ended June 30, 2012	$2.32	$1.68
Third Quarter, ended September 30, 2012	$2.64	$1.88
Fourth Quarter, ended December 31, 2012	$2.99	$2.47

The approximate number of shareholders of record of our common stock as of February 28, 2014 was 430. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 20,400.

Until 2012, we had never paid cash dividends on our common stock. On December 27, 2012, we paid a special one-time distribution of $0.19 per common share. We will continue to evaluate from time to time whether additional dividends or distributions are warranted. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, investment opportunities, access to capital, financial condition, future prospects, and other factors as the Board of Directors may deem relevant.

Company Purchases of Equity Securities

In April 2013, we announced that our board of directors authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock through December 31, 2013. No shares were acquired through December 31, 2013 and the share repurchase program has expired.

Recent Sales of Unregistered Securities

Not applicable.

STOCK PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on our common stock to those of the Russell 2000 Index, or the Russell 2000, an alternative energy peer group which is the Ardour Global Alternative Energy Index—North America, or the Alternative Energy Peer Group, and a customized peer group for the 63 months ending December 31, 2013. The customized peer group of four companies includes: Agrium, CF Industries, Terra Nitrogen Company, L.P., and Yara International, or the Fertilizer Peer Group. The following graph and table assumes that a $100 investment was made at the close of trading on September 30, 2008 in our common stock and in the index and the peer groups, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	9/08	9/09	9/10	9/11	12/11	12/12	12/13
Rentech, Inc.	100.00	121.80	74.14	58.66	98.50	211.92	141.01
Russell 2000	100.00	90.45	102.53	98.91	114.21	132.89	184.48
Alternative Energy Peer Group	100.00	74.22	70.83	44.94	42.11	47.42	78.59
Fertilizer Peer Group	100.00	92.92	127.36	128.43	138.17	192.72	187.12

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected summary financial data for the calendar years ended December 31, 2013, 2012 and 2011, the three months ended December 31, 2011 and 2010 and each of the three fiscal years ended September 30, 2011, 2010 and 2009. The operations of the Pasadena Facility and Fulghum are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition and the Fulghum Acquisition, which were November 1, 2012 and May 1, 2013, respectively. The data below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Calendar Years Ended December 31,			Three Months Ended December 31,		Fiscal Years Ended September 30,
	2013	2012	2011	2011	2010	2011	2010	2009
			(unaudited)		(unaudited)
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenues	$374,855	$261,925	$200,115	$63,066	$43,014	$180,063	$131,925	$186,687
Cost of Sales	$291,164	$130,006	$114,110	$37,510	$26,886	$103,486	$106,712	$125,891
Gross Profit	$83,691	$131,919	$86,005	$25,556	$16,128	$76,577	$25,213	$60,796
Research and Development Expense	$5,747	$20,944	$28,785	$4,202	$5,426	$30,009	$19,641	$21,381
Income (Loss) from Continuing Operations	$38	$27,537	$(63,596)	$(4,098)	$(5,884)	$(65,382)	$(42,271)	$(93)
Income from Discontinued Operations	$—	$150	$—	$—	$—	$—	$9	$72
Net Income (Loss)	$38	$27,687	$(63,596)	$(4,098)	$(5,884)	$(65,382)	$(42,262)	$(21)
Net (Income) Loss Attributable to Noncontrolling Interests	$(1,570)	$(41,687)	$(3,700)	$(4,433)	$366	$1,099	$94	$—
Net Loss Attributable to Rentech	$(1,532)	$(14,000)	$(67,296)	$(8,531)	$(5,518)	$(64,283)	$(42,168)	$(21)
Net Loss per Common Share Attributable to Rentech:
Basic and Diluted:
Continuing Operations	$(0.01)	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00
Discontinued Operations	$—	$—	$—	$—	$—	$—	$—	$—
Net Loss	$(0.01)	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00
Weighted-average shares used to compute net loss per common share:
Basic and diluted	226,139	223,189	223,281	224,414	221,980	222,664	216,069	174,445

	As of December 31,				As of September 30,
	2013	2012	2011	2010	2011	2010	2009
				(unaudited)
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA
Cash	$106,369	$141,736	$237,478	$84,586	$121,209	$54,146	$69,117
Working Capital	$69,822	$107,059	$206,434	$26,843	$36,332	$22,107	$12,032
Construction in Progress	$60,136	$61,417	$9,809	$49,514	$23,315	$41,098	$28,037
Total Assets	$703,590	$479,202	$360,528	$239,556	$254,674	$200,515	$200,600
Total Long-Term Liabilities	$432,584	$194,130	$53,475	$113,702	$155,752	$98,520	$46,759
Total Rentech Stockholders’ Equity	$158,073	$157,987	$208,848	$33,203	$(19,628)	$37,920	$68,236

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our ownership interest in RNP currently entitles us to 59.8% of all cash distributions made by RNP to its common unit holders, which distributions can be used for general corporate purposes. However, Rentech’s ownership interest may be reduced over time if it elects to cause RNHI to sell any of its common units or if additional common units are issued by RNP in a manner that dilutes Rentech’s ownership interest in RNP.

Through our recent acquisition of Fulghum, we are a leading provider of wood handling, de-barking and wood chipping services, and we sell high-quality wood chips for the production of pulp and paper products. We also plan to become a leading provider of wood pellets. These new businesses consist of the provision of wood chipping services and the manufacture and sale of wood chips through our wholly-owned subsidiary, Fulghum, and the development and operation of wood pellet production facilities, starting with the Wawa Project and Atikokan Project. Fulghum, which operates 32 wood chipping mills, provides wood fibre processing services and wood yard operations, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America.

Any ongoing activities related to our alternative energy technologies will be to protect patents, to maintain the Commerce City site until it is sold, or to close the sale of the technologies.

For further information concerning our potential financing needs and related risks, see Part I—Item 1 “Business” and Part I—Item 1A “Risk Factors.”

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

RNP’s results for 2013 were heavily affected by significant unanticipated declines in nitrogen prices, which ended the year 20% to 30% below price levels at the beginning of the year. Unusually high volumes of low-priced urea exports from China drove down prices of urea and of competing nitrogen products, and a very wet spring application period throughout our United States markets delayed and reduced demand for products. We believe that several factors have improved the balance of global supply and demand, including the closing of China’s low-tariff export window in late October 2013, and strong urea demand from India. As a result, urea prices began to stabilize entering the 2013 fall application period, followed by increases in the prices of urea and other nitrogen products to their current levels. However, we expect that the current market environment for 2014 will differ relative to early 2013, with lower corn prices and somewhat lower anticipated corn plantings. These factors and the dynamics that affect input prices could rapidly change based on weather patterns and other conditions, and could positively or negatively affect our product prices, margins and deliveries.

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

Fulghum Operations

The operations of Fulghum are included in our historical results of operations only from the closing date of the Fulghum Acquisition, which was May 1, 2013. Fulghum provides wood fibre processing services and wood yard operations, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America. The Fulghum Acquisition also broadened the geographic area into which our services are provided. For periods after the closing of the acquisition (i) general and administrative expenses as well as sales-related expenses have increased due to the addition of Fulghum’s operations, (ii) depreciation and amortization expenses have increased due to the increase in fixed and intangible assets, which were recorded at fair value on the date of the Fulghum Acquisition and (iii) interest expense has increased due to the debt of Fulghum that continues to be outstanding after the closing of the transaction. As a result, our results of operations for the periods prior to and after the closing date of the Fulghum Acquisition may not be comparable.

Energy Technologies

We were initially formed to develop and commercialize certain alternative energy technologies, and we acquired other energy technologies that we subsequently further developed. We conducted significant research and development and project development activities related to those technologies. In 2013, we ceased operations and reduced staffing at, and mothballed, our PDU that successfully produced diesel and jet fuel from wood chips and from natural gas, and eliminated all research and development activities in the first half of 2013. Any ongoing activities related to our alternative energy technologies will be to protect patents, to maintain the Commerce City site until it is sold, or to close the sale of the technologies. During the time we conducted research and development activities, most expenses in this segment, including all of the expenses of operating the PDU, were recorded as research and development expense. After we determined to eliminate research and development activities, certain of the expenses, such as operating and site-related costs at the PDU, were recorded as selling, general and administrative expense. As a result, our results of operations for the periods prior to and after the ceasing of operations at the PDU may not be comparable.

Expansion Projects

We are evaluating or pursuing opportunities to increase our profitability by expanding our facilities. To the extent that we proceed with and complete one or more of the expansion or other capital projects, we expect to incur significant costs and expenses for the construction and development of such projects. We expect to finance the costs and expenses of some of the various projects with indebtedness, which will significantly increase our interest expense. We also expect our depreciation expense to increase from additional assets placed into service from the projects. As a result, our results of operations for periods prior to, during and after the construction of any expansion project may not be comparable.

Acquisitions

One of our business strategies is to pursue acquisitions in related businesses. We are pursuing acquisitions related to our wood chipping business and our wood pellet business, and other closely related lines of business, and may evaluate acquisitions of assets and businesses that generate qualifying income for RNP. If completed, acquisitions could have significant effects on our business, financial condition and results of operations. We cannot assure you that we will enter into any definitive agreements on satisfactory terms, or at all, with respect to any acquisitions. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this report. Our critical accounting policies, estimates and assumptions could materially affect the amounts recorded in our consolidated financial statements. The most significant estimates and assumptions relate to: revenue recognition, inventories, the valuation of long-lived assets and intangible assets, recoverability of goodwill, accounting for major maintenance and the acquisition method of accounting.

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

Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances. Natural gas is sold when purchase commitments are in excess of production requirements and storage capacities, or when the margin from selling natural gas exceeds the margin from producing additional ammonia, in which case the sales price is recorded in revenues and the related cost is recorded in cost of sales.

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

Examples of maintenance capital projects include the installation of additional components and projects that increase an asset’s useful life, increase the quantity or quality of the product manufactured or create efficiencies in the production process. Major turnaround costs, which are expensed, include gas, electricity and other shutdown and startup costs, labor, contractor and materials costs used to complete non-capital activities such as opening, dismantling, inspecting and reassembling major vessels, testing pressure and safety devices, cleaning or hydro-jetting major exchangers, replacing gaskets, repacking valves, checking instrument calibration and performing mechanical integrity inspections, all of which are completed with the goal of improving reliability and likelihood for continuous operation until the next turnaround.

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

Business Segments

We operated in three business segments prior to the Fulghum Acquisition, the Atikokan Project, the Wawa Project and the winding down of the PDU. We now operate in five business segments, as described below. The operations of the Pasadena Facility and Fulghum are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition and the Fulghum Acquisition, which were November 1, 2012 and May 1, 2013, respectively. For the comparison of calendar year ended December 31, 2013 to the calendar year ended December 31, 2012, the results for calendar year ended December 31, 2012 were shown as five business segments to aid in the comparison between years. However, for the comparison of calendar year ended December 31, 2012 to calendar year ended December 31, 2011, and the three months ended December 31, 2011 to the three months ended December 31, 2010, the results have not been shown as five business segments.

•	East Dubuque – The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.

•	Pasadena – The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Fulghum Fibres – The operations of Fulghum, which provides wood fibre processing services and wood yard operations, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America.

•	Wood Pellets – This segment includes wood pellet projects owned by the Company, currently the Atikokan Project and Wawa Project, equity in the Rentech/Graanul JV and wood pellet development costs. The wood pellet development costs represent the Company’s personnel costs for employees dedicated to the wood pellet business and other supporting third party costs.

•	Energy technologies – This segment owns technologies designed to convert low value, carbon bearing solids or gases into valuable hydrocarbons and electric power, when combined with certain third party technologies. This segment includes our research and development activities.

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

	For the Calendar Years Ended December 31,
	2013	2012	2011
			(unaudited)
	(in thousands)
Revenues:
East Dubuque	$177,700	$224,205	$199,909
Pasadena	133,675	37,430	—
Fulghum Fibres	62,974	—	—
Energy technologies	506	290	206

Total revenues	$374,855	$261,925	$200,115

Gross profit (loss):
East Dubuque	$80,883	$133,543	$85,998
Pasadena	(9,529)	(1,704)	—
Fulghum Fibres	12,032	—	—
Energy technologies	305	80	7

Total gross profit	$83,691	$131,919	$86,005

Operating income (loss):
East Dubuque	$75,310	$125,984	$77,918
Pasadena	(48,208)	(2,648)	—
Fulghum Fibres	9,914	—	—
Wood pellets	(5,505)	(1,919)	—
Energy technologies	(7,001)	(42,077)	(105,127)

Total operating income	$24,510	$79,340	$(27,209)

Net income (loss):
East Dubuque	$75,244	$123,721	$45,700
Pasadena	(48,357)	(2,648)	—
Fulghum Fibres	6,967	—	—
Wood pellets	(5,180)	(1,919)	—
Energy technologies	(6,891)	(40,498)	(109,296)

Total segment net income (loss)	$21,783	$78,656	$(63,596)

Reconciliation of segment net income (loss) to consolidated net income:
Segment net income( loss)	$21,783	$78,656	$(63,596)
RNP—partnership and unallocated expenses recorded as selling, general and administrative expenses	(7,945)	(11,773)	—
RNP—partnership and unallocated income (expenses) recorded as other income (expense)	(1,081)	232	—
RNP—unallocated interest expense and loss on interest rate swaps	(14,096)	(2,226)	—
RNP— income tax benefit (expense)	303	(303)	—
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(24,849)	(23,432)	—
Corporate and unallocated depreciation and amortization expense	(596)	(791)	—
Corporate and unallocated income (expenses) recorded as other income (expense)	19	(2,708)	—
Corporate and unallocated interest expense	(532)	(9,055)	—
Corporate income tax benefit (expense)	27,032	(1,063)	—
Income from discontinued operations	—	150	—

Consolidated net income (loss)	$38	$27,687	$(63,596)

Partnership and unallocated expenses represent costs that relate directly to RNP and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for RNP; unit-based compensation expense for executives of RNP; services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement; audit and tax fees; legal fees; compensation for RNP partnership level personnel; certain insurance costs; and board expense. The decrease in partnership and unallocated expenses recorded as selling, general and administrative expenses between the calendar years ended December 31, 2013 and 2012 was primarily due to decreases in business development expenses of approximately $3.5 million and unit-based compensation of approximately $1.4 million, partially offset by increases in various professional services fees of approximately $0.5 million and salaries of approximately $0.5 million. The increase in partnership and unallocated expenses recorded as other expense between the calendar years ended December 31, 2013 and 2012 was primarily due to loss on interest rate swaps of approximately $14.1 million and loss on debt extinguishment of approximately $6.0 million partially offset by fair value adjustment to earn-out consideration of approximately $4.9 million. Unallocated interest expense for the year ended December 31, 2013 represents primarily interest expense on the RNP Notes. Prior to calendar year ended December 31, 2012, East Dubuque and RNP were considered one entity for financial reporting purposes. Prior to the Agrifos Acquisition, RNP operated as one segment.

Corporate and unallocated expenses represent costs that relate directly to Rentech and its non-RNP subsidiaries but are not allocated to a segment. Corporate and unallocated expenses recorded in operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization. Corporate and unallocated income (expenses) recorded as other income (expense) for the calendar year ended December 31, 2012 consists primarily of loss on debt extinguishment relating to the convertible notes due in 2013, or the Convertible Notes. On December 31, 2012, the Convertible Notes were completely redeemed for cash and the unamortized debt discount and debt issuance costs were written off which resulted in a loss on debt extinguishment of approximately $2.7 million. Corporate and unallocated interest expense for the year ended December 31, 2012 consists primarily of interest expense on the Convertible Notes.

THE CALENDAR YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE CALENDAR YEAR ENDED DECEMBER 31, 2012

Continuing Operations:

Revenues

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Revenues:
East Dubuque	$177,700	$224,205
Pasadena	133,675	37,430

Total RNP	311,375	261,635
Fulghum Fibres	62,974	—
Energy technologies	506	290

Total revenues	$374,855	$261,925

East Dubuque

	For the Calendar Year Ended December 31, 2013		For the Calendar Year Ended December 31, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	103	$66,796	149	$99,378
UAN	269	79,377	291	94,836
Urea (liquid and granular)	43	20,455	35	21,189
CO2	71	2,416	76	2,517
Nitric Acid	14	5,150	14	5,016
Other	N/A	3,506	N/A	1,269

Total	500	$177,700	565	$224,205

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

Revenues were approximately $177.7 million for the calendar year ended December 31, 2013 compared to approximately $224.2 million for the calendar year ended December 31, 2012. The decrease in revenue for the calendar year ended December 31, 2013 compared to the calendar year ended December 31, 2012 was primarily the result of a decrease in ammonia and UAN sales volumes and sales prices.

The average sales prices per ton for the calendar year ended December 31, 2013 as compared with those of the calendar year ended December 31, 2012 were lower by 3% and 10% for ammonia and UAN, respectively. These two products comprised approximately 82% and 87% of our revenues for calendar years ended December 31, 2013 and 2012, respectively. The decrease in sales prices for UAN for the calendar year ended December 31, 2013 as compared to 2012 was due largely to weather. The drought in the Midwestern region of the United States during the spring and summer of 2012 created expectations of poor corn yields and anticipated increases in acreage dedicated to corn in 2013; as a result, fertilizer prices remained high throughout 2012. Nitrogen fertilizer prices then declined significantly in the second half of 2013 as wet weather persisted throughout much of the country which severely limited the spring planting and application season. During the fourth quarter of 2013, our East Dubuque Facility halted production due to a planned turnaround and a fire. For most of October and a portion of November, we underwent a turnaround, which lasted slightly longer than anticipated due to operating difficulties experienced while commissioning new equipment. Our East Dubuque Facility also operated at reduced rates following the turnaround after the discovery of the need for repairs to the foundation of one of its syngas compressors. At the end of November, we experienced a fire that began in the ammonia converter of the ammonia synthesis loop. As a result of the fire, the production of all products was halted in late November and for most of December. During the turnaround and the aftermath of the fire, we were able to continue shipments of our products from inventory. These fourth quarter events were the primary reason why ammonia and UAN sales volume decreased between the calendar years ended December 31, 2013 and 2012.

Other revenue for the years ended December 31, 2013 and 2012 consists primarily of sales of excess inventory of natural gas of approximately $3.4 million and $1.1 million, respectively.

Pasadena

	For the Calendar Year Ended December 31, 2013		For the Calendar Year Ended December 31, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonium sulfate	428	$107,435	115	$34,493
Sulfuric acid	148	13,514	27	2,586
Ammonium thiosulfate	54	10,221	—	—
Other	N/A	2,505	N/A	351

Total	630	$133,675	142	$37,430

We generate revenue in our Pasadena segment primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility and used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate. Revenues from domestic sales are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer; however, our ammonium sulfate sales internationally offset a portion of this seasonal impact in our total revenues.

Revenues were approximately $133.7 million for the calendar year ended December 31, 2013 compared to approximately $37.4 million for the calendar year ended December 31, 2012. The increase in revenue for the calendar year ended December 31, 2013 compared to the calendar year ended December 31, 2012 reflects our full year of ownership of the Pasadena Facility.

The average sales prices per ton for the calendar year ended December 31, 2013 as compared with those of the calendar year ended December 31, 2012 were lower by 16% and 5% for ammonium sulfate and sulfuric acid, respectively. These two products comprised approximately 90% and 99% of our revenues for calendar years ended December 31, 2013 and 2012, respectively. The decrease in sales prices for the ammonium sulfate for the calendar year ended December 31, 2013 was in part a result of weather which delayed the application of the product. During the calendar year ended December 31, 2013 significant volumes of urea were exported from China and this supply also suppressed global urea and other nitrogen fertilizer prices. The sales price for ammonium sulfate has significantly worsened and still remains low. Our Pasadena Facility also underwent a turnaround in December 2013, which lasted a little longer than anticipated due to issues with a contractor and weather delays, and experienced several relatively small disruptions in production that reduced production during 2013. During the turnaround, we conducted scheduled debottlenecking and reliability improvement projects. Our Pasadena Facility was off-line for approximately three weeks in December 2013.

Fulghum Fibres

For the Year Ended December 31, 2013
(in thousands)
Revenues:
Service	$49,822
Product	13,152

Total revenues	$62,974

The operations of Fulghum are included in our historical results of operations only from the date of the closing of the Fulghum Acquisition, which was May 1, 2013. Revenues for the calendar year ended December 31, 2013 were approximately $63.0 million, of which approximately $40.7 million and $22.3 million were from sales in the United States and South America, respectively. We generate revenue primarily from fees for handling and de-barking wood and producing wood chips. Each of our mills typically operates under an exclusive processing agreement with a single customer. Under each agreement, the customer is responsible for procuring and delivering wood, and Fulghum is paid a processing fee based on tons processed, with minimum and maximum fees tied to volumes. In most cases, if the customer fails to deliver the minimum contracted log volume for processing, it must pay a shortage fee to Fulghum. Fulghum’s Chilean operations also include the sale of wood chips for export and the local sale of bark for power production. In both situations, the wood is purchased by Fulghum. Service revenues represent revenues earned under the agreements for wood fibre processing services and wood yard operations. Product revenues represent revenues earned by our Chilean operations from the sale of wood chips and bark. During the eight months ended December 31, 2013, Fulghum processed approximately 9.9 million GMT of logs into wood chips and residual fuels.

Energy Technologies

This segment generates revenues for technical services activities related to our technologies.

Cost of Sales

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Cost of sales:
East Dubuque	$96,817	$90,662
Pasadena	143,204	39,134

Total RNP	240,021	129,796
Fulghum Fibres	50,942	—
Energy technologies	201	210

Total cost of sales	$291,164	$130,006

East Dubuque

Cost of sales was approximately $96.8 million for the calendar year ended December 31, 2013 compared to approximately $90.7 million for the calendar year ended December 31, 2012. The increase in cost of sales was primarily due to turnaround expenses in 2013 of approximately $7.9 million, higher market prices for natural gas which increased the cost of natural gas by approximately $2.7 million, fixed operating costs while idle of approximately $4.3 million, and the $1.0 million insurance deductible for the fire which occurred in late November 2013, all of which were partially offset by lower sales volumes. Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years. A facility turnaround at the East Dubuque Facility occurred in October and November of 2013. The East Dubuque Facility has fixed production costs that it incurs whether or not the facility is operating. These production costs are recorded directly to cost of sales when the facility is idle. RNP filed an insurance claim for approximately $2.7 million related to damage caused by the fire, and incurred the $1.0 million deductible under its property insurance policy in 2013. RNP expects to receive full payment of $1.7 million for the claim in early 2014.

Natural gas costs comprised approximately 43% of cost of sales for the calendar year ended December 31, 2013 and December 31, 2012. Labor costs comprised approximately 12% of cost of sales for the calendar year ended December 31, 2013 compared to approximately 14% of cost of sales for the calendar year ended December 31, 2012. Depreciation expense included in cost of sales was approximately $9.0 million and $10.7 million, respectively, for the calendar year ended December 31, 2013 and 2012 and comprised approximately 10% and 12% of cost of sales for the calendar years ended December 31, 2013 and 2012, respectively.

Pasadena

Costs of sales were approximately $143.2 million for the calendar year ended December 31, 2013 compared to approximately $39.1 million for the calendar year ended December 31, 2012. The increase in cost of sales for the calendar year ended December 31, 2013 compared to the calendar year ended December 31, 2012 reflects our full year of ownership of the Pasadena Facility. Cost of sales consists primarily of expenses for ammonia, sulfur, labor and depreciation. Ammonia and sulfur together comprised approximately 59% and 64% of cost of sales for the calendar years ended December 31, 2013 and 2012, respectively. Labor costs comprised approximately 7% and 5% of cost of sales for the calendar years ended December 31, 2013 and 2012, respectively. Depreciation expense included in cost of sales was approximately $4.2 million and $0.4 million for the calendar years ended December 31, 2013 and 2012, respectively. During the calendar year ended December 31, 2013, we incurred a write-down of ammonium sulfate, sulfur and sulfuric acid inventory to market value of approximately $12.4 million due primarily to lower market prices of ammonium sulfate, in accordance with accounting guidance. Cost of sales includes turnaround expenses of approximately $1.7 million. Turnaround expenses represent the cost of maintenance during turnarounds, which occur approximately every two years.

Cost of sales also includes maintenance expenses. Turnaround at the sulfuric acid plant occurred in November 2012. As a result, we incurred turnaround expenses of approximately $0.8 million. The turnaround was originally scheduled for the first calendar quarter of 2013, but due to two unexpected outages at the sulfuric acid plant, we decided to conduct the turnaround early. As a result of the two unexpected outages, we incurred approximately $0.5 million in additional expenses. The acquisition method of accounting required that the inventory be recognized at fair value as of the closing date of the Agrifos Acquisition. This resulted in the value of inventory, which was sold during the two-month period ended December 31, 2012, being increased by approximately $3.4 million.

Fulghum Fibres

Cost of sales consists of product costs, which relate to the purchase of biomass for our operations in South America, and service costs, which relates to our chipping mill operations. Product costs amounted to approximately 25% of the cost of sales for the year ended December 31, 2013 and include expenses related to the sale of forestry products and the export of those products. Service costs amounted to approximately 75% of the cost of sales for the year ended December 31, 2013 and include the cost of chip mill operations, primarily consisting of labor costs, repairs and maintenance, depreciation and utilities. Labor costs comprised approximately 26% of the cost of sales for the year ended December 31, 2013, while repairs and maintenance and utilities comprised approximately 32% of such cost of sales. Depreciation expense included in cost of sales was approximately $4.8 million during the same period.

Energy Technologies

The cost of sales for our energy technologies segment during the calendar years ended December 31, 2013 and 2012 was for costs incurred for work performed under technical services contracts.

Gross Profit (Loss)

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Gross profit (loss):
East Dubuque	$80,883	$133,543
Pasadena	(9,529)	(1,704)

Total RNP	71,354	131,839
Fulghum Fibres	12,032	—
Energy technologies	305	80

Total gross profit	$83,691	$131,919

East Dubuque

Gross profit was approximately $80.9 million for the calendar year ended December 31, 2013 compared to approximately $133.5 million for the calendar year ended December 31, 2012. Gross profit margin was 46% for the calendar year ended December 31, 2013 as compared to 60% for the calendar year ended December 31, 2012. Gross profit margin can vary significantly from period to period due to changes in nitrogen fertilizer prices and natural gas costs, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our East Dubuque Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. The decrease in gross profit margin during the calendar year ended December 31, 2013 was primarily due to a decrease in revenues and an increase in cost of sales as described above.

Pasadena

Gross loss margins for the calendar years ended December 31, 2013 and 2012 was 7% and 5%, respectively. Gross loss for calendar year ended December 31, 2013 is due to lower ammonium sulfate sale prices and the write-down of inventory, as described above. Similar to our East Dubuque Facility, gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our Pasadena Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. Moreover, forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, so it is not possible to lock product prices and input prices at the same time, as has been our practice for a portion of the sales of the most important products of our East Dubuque Facility. Since input prices for ammonium sulfate are typically fixed several months before the corresponding product price, margins may be compressed during a declining commodity market. Gross loss for calendar year ended December 31, 2012 was primarily due to reduced margins due to the write-up of inventory to fair value, along with the turnaround expenses at the sulfuric acid plant and expenses related to two unexpected outages of the sulfuric acid plant.

Fulghum Fibres

Gross profit and gross profit margin for the calendar year ended December 31, 2013 (period May 1, 2013 through December 31, 2013) was approximately $12.0 million and 19%, respectively.

Operating Expenses

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Operating expenses:
East Dubuque	$5,573	$7,559
Pasadena	38,679	944
RNP – partnership and unallocated expenses	7,945	11,773

Total RNP	52,197	20,276
Fulghum Fibres	2,118	—
Wood pellets	5,505	1,919
Energy technologies	7,306	42,157
Corporate and unallocated expenses	25,445	24,223

Total operating expenses	$92,571	$88,575

East Dubuque

Operating expenses were approximately $5.6 million for the calendar year ended December 31, 2013 compared to approximately $7.6 million for the calendar year ended December 31, 2012. These expenses were primarily comprised of selling, general and administrative expense and depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $4.6 million for the calendar year ended December 31, 2013 compared to approximately $6.2 million for the calendar year ended December 31, 2012. This decrease was primarily due to decreases in various professional services fees of approximately $0.6 million, salaries of approximately $0.4 million and debt related expenses of approximately $0.4 million.

Depreciation and Amortization. Depreciation expense was approximately $0.2 million and $0.8 million for the calendar years ended December 31, 2013 and 2012, respectively. This decrease was primarily due to the acceleration of depreciation in 2012 on an asset that was dismantled as part of the ammonia production and storage capacity expansion project and certain software having been fully depreciated. A portion of depreciation expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation expense, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.

Pasadena

Operating expenses were approximately $38.7 million for the calendar year ended December 31, 2013 compared to approximately $0.9 million for the calendar year ended December 31, 2012. These expenses were primarily comprised of selling, general and administrative expense, depreciation expense and Agrifos goodwill impairment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $4.8 million for the calendar year ended December 31, 2013. These expenses are for general administrative purposes at our Pasadena Facility, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Selling, general and administrative expenses for the calendar year ended December 31, 2013 included approximately $0.7 million in integration related expenses.

Depreciation and Amortization. Amortization expense was approximately $3.9 million for the calendar year ended December 31, 2013. This amount represents amortization of intangible assets. The depreciation expense relating to fixed assets is a manufacturing cost which is distributed between cost of sales and finished goods inventory, based on product volumes.

Agrifos Goodwill Impairment. Agrifos goodwill impairment was approximately $30.0 million for the calendar year ended December 31, 2013. See Note 9 — Goodwill to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

RNP – Partnership and Unallocated Expenses

Partnership and unallocated expenses represent costs that relate directly to RNP and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for RNP; unit-based compensation expense; for executives of RNP; services from Rentech for executive, legal, finance, accounting, human resources, and investor relations support in accordance with the services agreement; audit and tax fees; legal fees; compensation for RNP partnership level personnel; certain insurance costs; and board expense. The decrease in selling, general and administrative expenses between the calendar years ended December 31, 2013 and 2012 was primarily due to decreases in business development expenses of approximately $3.5 million and unit-based compensation of approximately $1.4 million, partially offset by increases in various professional services fees of approximately $0.5 million and salaries of approximately $0.5 million.

Fulghum Fibres

Operating expenses were primarily comprised of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses for the calendar year ended December 31, 2013 were approximately $3.8 million. These expenses are for general administrative purposes, such as general management salaries and travel, legal, consulting, information technology, and banking fees. Depreciation and amortization expense included in operating expense for the calendar year ended December 31, 2013 was approximately ($1.7) million. Amortization of unfavorable processing agreements exceeds amortization of favorable processing agreements resulting in a credit in depreciation and amortization expense. The depreciation expense relating to fixed assets is a manufacturing cost which is recorded in cost of sales.

Wood Pellets

Operating expenses were primarily comprised of selling, general and administrative expense, which included salaries, travel, acquisition-related and development costs associated with the Atikokan Project and Wawa Project, and other business development costs.

Energy Technologies

Operating expenses consist primarily of selling, general and administrative expense, research and development expense, depreciation and amortization expense, gain on sale of fixed assets and loss on impairments.

Selling, general and administrative expenses were approximately $7.7 million for the calendar year ended December 31, 2013 compared to approximately $4.5 million for the calendar year ended December 31, 2012. The increase was primarily due to the inclusion of approximately $4.4 million in costs that were previously reported as research and development expense partially offset by a decrease in project development costs of approximately $0.9 million. These former research and development costs include third party costs of approximately $1.4 million in support of de-commissioning and selling the PDU, labor cost of approximately $0.9 million, patent costs of approximately $0.8 million and various taxes of approximately $1.1 million.

Research and development expense was approximately $5.7 million for the calendar year ended December 31, 2013 compared to approximately $20.9 million for the calendar year ended December 31, 2012. These decreases were due to terminating research and development activities and ceasing operations, reducing staff at, and mothballing the PDU.

Depreciation and amortization expense was $0.1 million for the calendar year ended December 31, 2013 compared to approximately $1.6 million for the calendar year ended December 31, 2012. The decrease was due to amortization of patents in 2012, which were fully impaired as of December 31, 2012.

During the calendar year ended December 31, 2013, we sold the Natchez site which resulted in a gain of approximately $6.3 million. During the calendar year ended December 31, 2012, we recorded loss on impairments primarily relating to the capitalized SilvaGas patents and goodwill from the acquisition of ClearFuels in the amounts of approximately $8.5 million and $7.2 million, respectively, for a loss on impairments of approximately $15.7 million.

Corporate and Unallocated Expenses

Operating expenses consist primarily of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses were approximately $24.8 million for the calendar year ended December 31, 2013 compared to approximately $23.4 million for the calendar year ended December 31, 2012.

Operating Income (Loss)

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Operating income (loss):
East Dubuque	$75,310	$125,984
Pasadena	(48,208)	(2,648)
RNP – partnership and unallocated expenses	(7,945)	(11,773)

Total RNP	19,157	111,563
Fulghum Fibres	9,914	—
Wood pellets	(5,505)	(1,919)
Energy technologies	(7,001)	(42,077)
Corporate and unallocated expenses	(25,445)	(24,223)

Total operating loss	$(8,880)	$43,344

East Dubuque

Operating income was approximately $75.3 million for the calendar year ended December 31, 2013 compared to approximately $126.0 million for the calendar year ended December 31, 2012. The decrease was primarily due to lower revenues and higher cost of sales partially offset by lower selling, general and administrative expenses and depreciation and amortization expense as described above.

Pasadena

Operating loss was approximately $48.2 million for the calendar year ended December 31, 2013 which was due to gross loss as described above.

RNP – Partnership and Unallocated Expenses

Operating loss was approximately $7.9 million for the calendar year ended December 31, 2013 which was due to operating expenses as described above.

Fulghum Fibres

Operating income was approximately $9.9 million for the calendar year ended December 31, 2013 (period May 1, 2013 through December 31, 2013) which was due to gross profit and operating expenses as described above.

Wood Pellets

Operating loss was approximately $5.5 million for the calendar year ended December 31, 2013 compared to approximately $1.9 million for the calendar year ended December 31, 2012.

Energy Technologies

Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses, depreciation and amortization, research and development expenses, gain on sale of fixed assets and loss on impairments. The decrease was due to operating expenses as described above.

Corporate and Unallocated Expenses

Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses and depreciation and amortization.

Other Income (Expense), Net

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Other income (expense), net:
East Dubuque	$—	$(2,263)
Pasadena	(8)	—
RNP – unallocated interest expense and other	(15,177)	(1,994)

Total RNP	(15,185)	(4,257)
Fulghum Fibres	(2,169)	—
Wood pellets	326	—
Energy technologies	110	1,577
Corporate and unallocated expenses	(513)	(11,763)

Total other expense, net	$(17,431)	$(14,443)

East Dubuque

Other expense, net was approximately $0 for the calendar year ended December 31, 2013 compared to approximately $2.3 million for the calendar year ended December 31, 2012. The entry into the credit agreement entered into in October 2012, or the Second 2012 Credit Agreement, and the payoff of the credit agreement entered into in February 2012, or the First 2012 Credit Agreement, resulted in a loss on debt extinguishment of approximately $2.1 million for the calendar year ended December 31, 2012.

RNP – Partnership and Unallocated Expenses

Other expense, net consists primarily of unallocated interest expense and loss on interest rate swaps of approximately $14.1 million and loss on debt extinguishment of approximately $6.0 million partially offset by fair value adjustment to earn-out consideration of approximately $ 4.9 million. Unallocated interest expense for the calendar year ended December 31, 2013 represents primarily interest expense on the RNP Notes.

Corporate and Unallocated Expenses

Corporate and unallocated expenses recorded as other expense for the calendar year ended December 31, 2012 consists primarily of loss on debt extinguishment relating to the Convertible Notes. On December 31, 2012, the Convertible Notes were completely redeemed for cash and the unamortized debt discount and debt issuance costs were written off, which resulted in a loss on debt extinguishment of approximately $2.7 million. Corporate and unallocated interest expense for the year ended December 31, 2012 consists primarily of interest expense on the Convertible Notes.

THE CALENDAR YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE CALENDAR YEAR ENDED DECEMBER 31, 2011

Continuing Operations:

Revenues

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Revenues:
East Dubuque	$224,205	$199,909
Pasadena	37,430	—

Total RNP	261,635	199,909
Energy technologies	290	206

Total revenues	$261,925	$200,115

	For the Calendar Year Ended December 31, 2012		For the Calendar Year Ended December 31, 2011
	Tons	Revenue	Tons	Revenue
			(unaudited)
	(in thousands)		(in thousands)
Revenues:
Ammonia	149	$99,378	135	$87,909
UAN	291	94,836	301	89,435
Urea (liquid and granular)	35	21,189	29	14,428
CO2	76	2,517	92	2,476
Nitric Acid	14	5,016	15	4,846
Other	N/A	1,269	N/A	815

Total	565	$224,205	572	$199,909

	For the Calendar Year Ended December 31, 2012
	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	115	$34,493
Sulfuric acid	27	2,586
Other	—	351

Total revenues	142	$37,430

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

Energy Technologies

This segment generates revenues for technical services and licensing activities related to our technologies.

Cost of Sales

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Cost of sales:
East Dubuque	$90,662	$113,911
Pasadena	39,134	—

Total RNP	129,796	113,911
Energy technologies	210	199

Total cost of sales	$130,006	$114,110

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

Energy Technologies

The cost of sales for our energy technologies segment during the calendar years ended December 31, 2012 and 2011 was for costs incurred for work performed under technical services contracts.

Gross Profit

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Gross profit (loss):
East Dubuque	$133,543	$85,998
Pasadena	(1,704)	—

Total RNP	131,839	85,998
Energy technologies	80	7

Total gross profit	$131,919	$86,005

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

Operating Expenses

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Operating expenses:
East Dubuque	$7,559	$8,080
Pasadena	944	—
RNP – partnership and unallocated expenses	11,773	—

Total RNP	20,276	8,080
Energy technologies	68,299	105,134

Total operating expenses	$88,575	$113,214

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

Energy Technologies

The primary reason for the decrease in operating expenses is due to the decrease in operating expenses in the energy technologies segment which was the result of a decrease in loss on impairments of approximately $43.3 million, partially offset by a decrease in extinguishment of liability of approximately $7.9 million.

During the calendar year ended December 31, 2012, we recorded loss on impairments primarily relating to the capitalized SilvaGas patents and goodwill from the acquisition of ClearFuels in the amounts of approximately $8.5 million and $7.2 million, respectively, for a loss on impairments of approximately $15.7 million. During the calendar year ended December 31, 2011, we recorded a loss on impairment relating to our project in Rialto, California, or the Rialto Project, our project in Natchez, Mississippi, or the Natchez Project, and our project in Port St. Joe, Florida, or the Port St. Joe Project, of approximately $27.2 million, $26.6 million and $4.8 million, respectively. Other costs primarily include previously capitalized option payments on potential sites and deferred fees on potential financing arrangements.

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

Operating Income (Loss)

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Operating income (loss):
East Dubuque	$125,984	$77,918
Pasadena	(2,648)	—
RNP – partnership and unallocated expenses	(11,773)	—

Total RNP	111,563	77,918
Energy technologies	(68,219)	(105,127)

Total operating loss	$43,344	$(27,209)

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

Other Income (Expense), Net

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Other income (expense), net:
East Dubuque	$(2,263)	$(32,218)
Pasadena	—	—
RNP – unallocated interest expense and other	(1,994)	—

Total RNP	(4,257)	(32,218)
Energy technologies	(10,186)	(4,163)

Total other expense, net	$(14,443)	$(36,381)

East Dubuque

Other expense, net was approximately $2.3 million for the calendar year ended December 31, 2012 compared to approximately $32.2 million for the calendar year ended December 31, 2011. The decrease was primarily due to a decrease in loss on extinguishment of debt and interest expense of approximately $17.4 million and $12.5 million, respectively. The entry into the Second 2012 Credit Agreement and the payoff of the First 2012 Credit Agreement resulted in a loss on debt extinguishment of approximately $2.1 million for the calendar year ended December 31, 2012. In November 2011, the entry into the credit agreement, or 2011 Credit Agreement, and the payoff of the previous credit agreement, resulted in a loss on debt extinguishment of approximately $10.3 million. In June 2011, we had a loss on debt extinguishment of $9.2 million relating to a former credit agreement REMC entered into during the fiscal year ended September 30, 2011.

RNP – Partnership and Unallocated Expenses

Other expense, net consists primarily of unallocated interest expense and loss on interest rate swaps of approximately $2.2 million. Unallocated interest expense represents interest expense on the term loan under the Second 2012 Credit Agreement, which was used to finance the Agrifos Acquisition.

Energy Technologies

Other expense, net was approximately $10.2 million for the calendar year ended December 31, 2012 compared to approximately $4.2 million for the calendar year ended December 31, 2011. The increase was primarily due to an increase in interest expense of approximately $3.2 million and a loss on debt extinguishment of approximately $2.7 million. The increase in interest expense is primarily due to interest of approximately $3.8 million being capitalized during the calendar year ended December 31, 2011. There was no interest capitalized during the calendar year ended December 31, 2012. As a result of redeeming the Convertible Notes, prior to maturity, the unamortized debt discount and debt issuance costs were written off which resulted in a loss on debt extinguishment of approximately $2.7 million during the calendar year ended December 31, 2012.

THE THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

Continuing Operations:

Revenues

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Revenues:
Product shipments	$62,656	$42,962
Sales of excess inventory of natural gas	358	—

Total nitrogen products manufacturing	63,014	42,962
Energy technologies	52	52

Total revenues	$63,066	$43,014

	For the Three Months Ended December 31, 2011		For the Three Months Ended December 31, 2010
	Tons	Revenue	Tons	Revenue
			(unaudited)
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	55	$37,391	44	$22,828
UAN	65	20,088	79	15,298
Urea (liquid and granular)	7	3,714	7	2,994
CO2	15	433	34	783
Nitric Acid	3	1,030	3	1,059

Total	145	$62,656	167	$42,962

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

Energy Technologies. This segment generates revenues for technical services and licensing activities related to our technologies.

Cost of Sales

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Cost of sales:
Product shipments	$34,024	$26,835
Turnaround expenses	2,957	—
Sales of excess inventory of natural gas	479	—

Total nitrogen products manufacturing	37,460	26,835
Energy technologies	50	51

Total cost of sales	$37,510	$26,886

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

Energy Technologies. The cost of sales for our energy technologies segment during the three months ended December 31, 2011 and 2010 was for costs incurred for work performed under technical services contracts.

Gross Profit

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Gross profit (loss):
Product shipments	$28,632	$16,127
Turnaround expenses	(2,957)	—
Sales of excess inventory of natural gas	(121)	—

Total nitrogen products manufacturing	25,554	16,127
Energy technologies	2	1

Total gross profit	$25,556	$16,128

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

Research and Development. Research and development expenses decreased by $1.2 million during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 primarily due to our revised alternative energy strategy, which includes a reduction in spending, and approximately 25% fewer operating days for the PDU, which was not in operation during the construction of the Rentech-ClearFuels Gasifier. These expenses are included in our energy technologies segment.

Operating Income (Loss)

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Operating income (loss):
Product shipments	$25,726	$14,584
Turnaround expenses	(2,957)	—
Sales of excess inventory of natural gas	(121)	—

Total nitrogen products manufacturing	22,648	14,584
Energy technologies	(12,434)	(12,195)

Total operating income	$10,214	$2,389

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

Energy Technologies. Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses, depreciation and amortization, and research and development expenses.

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

ADJUSTED EBITDA

RNP’s Adjusted EBITDA is defined as RNP’s net income plus interest expense and other financing costs, Agrifos goodwill impairment, loss on debt extinguishment, loss on interest rate swaps, income tax expense, depreciation and amortization and net of fair value adjustment to earn-out consideration. Fulghum’s Adjusted EBITDA is defined as net income plus interest expense and other financing costs and depreciation and amortization. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles RNP’s Adjusted EBITDA, which is a non-GAAP financial measure, to net income for RNP.

	Year Ended December 31,			Three Months Ended December 31,		Fiscal Year Ended September 30,
	2013	2012	2011	2011	2010	2011
	(unaudited, in thousands)
Net income (loss)	$38	$27,687	$(63,596)	$(4,098)	$(5,884)	$(65,382)
Add back: non-RNP loss	4,030	79,316	94,653	14,553	10,208	90,308

RNP net income	$4,068	$107,003	$31,057	$10,455	$4,324	$24,926
Add RNP Items:
Net interest expense	14,098	1,424	12,735	1,933	2,899	13,701
Agrifos goodwill impairment	30,029	—	—	—	—	—
Loss on debt extinguishment	6,001	2,114	19,486	10,263	4,593	13,816
Fair value adjustment to earn-out consideration	(4,920)	—	—	—	—	—
Loss on interest rate swaps	7	951	—	—	—	—
Income tax (benefit) expense	(96)	303	14,643	—	2,772	17,415
Depreciation and amortization	17,312	12,460	10,706	3,287	2,601	10,020
Other	(1)	(232)	(3)	(3)

RNP’s Adjusted EBITDA	$66,498	$124,023	$88,624	$25,935	$17,189	$79,878

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for Fulghum, from the date of the acquisition through December 31, 2013.

Year Ended December 31,
2013
(in thousands)
Fulghum net income per segment disclosure	$6,967
Add Fulghum Items:
Net interest expense	1,755
Depreciation and amortization	3,128
Other	1,192

Fulghum’s Adjusted EBITDA	$13,042

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
				(unaudited)
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$12,354	$70,237	$(2,544)	$13,301	$36,469
Investing activities	(162,194)	(188,198)	(9,464)	(10,323)	(40,240)
Financing activities	114,473	22,219	128,277	27,462	70,834

Net Increase (Decrease) in Cash	$(35,367)	$(95,742)	$116,269	$30,440	$67,063

Operating Activities

Revenues were approximately $374.9 million for the calendar year ended December 31, 2013 compared to approximately $261.9 million for the calendar year ended December 31, 2012. The increase in revenue for the calendar year ended December 31, 2013 compared to the calendar year ended December 31, 2012 was primarily due to the addition of the Pasadena Facility for a full year in 2013 from the Agrifos Acquisition and the Fulghum Acquisition, partially offset by decreases at the East Dubuque Facility in ammonia and UAN sales volume and sales prices. Deferred revenue decreased by $9.1 million and $4.0 million during the calendar years ended December 31, 2013 and 2012, respectively. The decrease for calendar year ended December 31, 2013 was a result of a decrease in our East Dubuque Facility’s deferred revenue by approximately $12.0 million caused by lower demand for product prepayment contracts due to expectations that fertilizer prices would not rise, which was partially offset by an increase in our Pasadena Facility’s deferred revenue by approximately $2.7 million. The increase in our Pasadena Facility’s deferred revenue occurred because of an increase in ammonium sulfate held in IOC terminals that had not sold through to end customers. The decrease for the calendar year ended December 31, 2012 was a result of a decrease in our Pasadena Facility’s deferred revenue by approximately $5.0 million due to completing a high volume of sales, which was partially offset by an increase in our East Dubuque Facility’s deferred revenue by approximately $1.0 million. The increase in our East Dubuque Facility’s deferred revenue occurred because an unscheduled plant outage at the end of 2012 made us unable to fulfill all fall 2012 product prepayment contracts before December 31, 2012 and the resulting extension of a portion of its fall 2012 product prepayment contracts into the first calendar quarter of 2013.

Revenues were approximately $63.1 million for the three months ended December 31, 2011 compared to approximately $43.0 million for the three months ended December 31, 2010. This increase was primarily the result of higher prices paid for our products during the three months ended December 31, 2011. Deferred revenue decreased $13.8 million during the three months ended December 31, 2011, versus an increase of $17.0 million during the three months ended December 31, 2010. The decrease during the three months ended December 31, 2011 was a result of a high volume of prepaid shipments resulting from the normal seasonality of our business, and due to the fact that few new contracts were signed during the period, as compared to the three months ended December 31, 2010. In comparison, the balance increased during the three months ended December 31, 2010 due to a significant number of new contracts during the period, partially offset by the fulfillment of product prepayment contracts during the three months ended December 31, 2010.

Revenues were approximately $180.1 million for the fiscal year ended September 30, 2011 which was an increase compared to the fiscal year ended September 30, 2010. This increase was primarily the result of higher prices paid for our products during fiscal year ended September 30, 2011, resulting from stronger demand for nitrogen fertilizer products during the period. Deferred revenue increased $19.7 million during the fiscal year ended September 30, 2011. This increase in deferred revenue was due to higher prepaid sales prices in fiscal year 2011 than in fiscal year 2010, and also a higher quantity of ammonia and UAN product presold in fiscal year 2011.

Our profits and operating cash flows are subject to changes in the prices of our products and our primary feedstocks, natural gas for the East Dubuque Facility and ammonia, sulfuric acid and sulfur for the Pasadena Facility. Our products and feedstocks are commodities and, as such, their prices can be volatile in response to numerous factors outside of our control. In addition, the timing of product prepayment contracts and associated cash receipts are factors largely outside of our control that affect our profits, operating cash flows and cash available for distribution by RNP.

Net cash provided by operating activities for the calendar year ended December 31, 2013 was approximately $12.4 million. We had net income of approximately $38,000 for the calendar year ended December 31, 2013. For the calendar year ended December 31, 2013, we had Agrifos goodwill impairment of approximately $30.0 million. During this period, we issued the RNP Notes and paid off the outstanding principal balance under our Second 2012 Credit Agreement, which resulted in a loss on the extinguishment of debt of approximately $6.0 million. We also had equity-based compensation expense of approximately $7.4 million. Due to the fire and the subsequent halting of production, our East Dubuque Facility had excess natural gas which it sold. The payments for such natural gas sales were recorded as deposits for future natural gas purchases. Accrued interest increased by approximately $4.1 million due primarily to the RNP Notes. Deferred income tax benefit of approximately $27.1 million due primarily to the release of valuation allowance resulting from recording of deferred tax liabilities related to the Fulghum Acquisition.

Net cash provided by operating activities for the calendar year ended December 31, 2012 was approximately $70.3 million. We had net income of approximately $27.7 million for the calendar year ended December 31, 2012. During this period, we recorded loss on impairments relating to the capitalized SilvaGas patents and goodwill from the acquisition of ClearFuels in the amounts of approximately $8.5 million and $7.2 million, respectively, which accounted for approximately $15.7 million out of the total loss on impairments of approximately 16.0 million. We entered into our Second 2012 Credit Agreement and paid off the outstanding principal balance under our First 2012 Credit Agreement. This transaction resulted in a loss on the extinguishment of debt of approximately $2.1 million. As a result of redeeming the Convertible Notes prior to maturity, the unamortized debt discount and debt issuance costs were written off which resulted in a loss on debt extinguishment of approximately $2.7 million. These two transactions resulted in a loss on debt extinguishment of approximately $4.8 million for the calendar year ended December 31, 2012. We also had equity-based compensation expense of approximately $10.8 million. Deposits on natural gas contracts decreased by approximately $2.8 million due to obtaining lines of credit with two natural gas vendors that had previously required prepayment. Accrued liabilities decreased by approximately $23.4 million due to the payment of income taxes of approximately $8.1 million relating to the sale of the 39.2% of RNP outstanding common units in the offering, an approximately $3.1 million reduction in liability for sales and use taxes relating to the PDU and our Pasadena Facility decreasing their accrued liabilities by approximately $9.1 million primarily due to the payment of bonuses of approximately $7.2 million, which was partially offset by our East Dubuque Facility increasing their accrued liabilities primarily from amounts due to customers for recent overpayments and refunds on product prepayment contracts that we chose to cancel.

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

Investing Activities

Net cash used in investing activities was approximately $162.2 million, $188.2 million, $9.5 million, $10.3 million and $40.2 million, respectively, for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and 2010, and the fiscal year ended September 30, 2011. In the calendar year ended December 31, 2013, we paid approximately $53.2 million, net of cash received, for the Fulghum Acquisition, $6.2 million for the Wawa Project and $4.9 million for the Atikokan Project. The amount for capital expenditures of approximately $104.7 million for the calendar year ended December 31, 2013 was primarily related to the ammonia production and storage capacity expansion project at our East Dubuque Facility, and the ammonium sulfate debottlenecking and production capacity project, the power generation project and the initial phases of the sulfuric acid converter replacement project at our Pasadena Facility. In the calendar year ended December 31, 2012, we paid approximately $128.6 million, net of cash received, for the Agrifos Acquisition. The amount for purchase of property, plant, equipment and construction in progress of approximately $59.1 million for the calendar year ended December 31, 2012 relates primarily to the ammonia production and storage capacity expansion project, the urea expansion project and the DEF build-out. The increase in net additions of $2.0 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to capital projects completed during the turnaround at the East Dubuque Facility. For the fiscal year ended September 30, 2011 investing activities were primarily due to capital projects undertaken during the turnaround, which was started in September of 2011, at the East Dubuque Facility and spending for development activities at various projects.

Financing Activities

Net cash provided by financing activities was approximately $114.5 million for the calendar year ended December 31, 2013. During the calendar year ended December 31, 2013, we issued the RNP Notes for $320.0 million and paid off the Second 2012 Credit Agreement in the amount of approximately $205.0 million. We also entered into the RNHI Revolving Loan and borrowed $50.0 million under such facility, and RNP paid distributions to noncontrolling interests of approximately $37.3 million.

Net cash provided by financing activities was approximately $22.2 million for the calendar year ended December 31, 2012. During the calendar year ended December 31, 2012, RNP had borrowings under its Second 2012 Credit Agreement and its First 2012 Credit Agreement which totaled approximately $222.8 million and repaid borrowings under our First 2012 Credit Agreement of approximately $29.5 million. We also redeemed the Convertible Notes for cash of approximately $57.5 million and paid distributions of approximately $43.3 million. RNP paid distributions to noncontrolling interests of approximately $47.2 million.

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

Net cash provided by financing activities was approximately $70.8 million for the fiscal year ended September 30, 2011. During the fiscal year ended September 30, 2011, concurrently with entering into the second amendment to our 2010 credit agreement, we entered into a second incremental loan assumption agreement to borrow an additional $52.0 million, with an original issue discount of $1.0 million. We also entered into our 2011 Credit Agreement pursuant to which we borrowed $150.0 million, $85.4 million of which was used to pay off the outstanding principal balance under our 2010 credit agreement. Additionally, for the fiscal year ended September 30, 2011, in addition to $8.7 million of scheduled principal payments, we prepaid $20.0 million of outstanding principal in connection with the second amendment to our 2010 credit agreement, from cash on hand that we had reserved for such purpose, and $5.0 million as a mandatory prepayment in connection with the $5.0 million dividend we received from REMC.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, our current assets totaled approximately $172.9 million, including cash of approximately $106.4 million, of which approximately $34.0 million was held at RNP, and accounts receivable of approximately $14.2 million. At December 31, 2013, our current liabilities were approximately $103.1 million, and we had long-term liabilities of approximately $432.6 million, comprised primarily of the RNP Notes, Fulghum debt and the RNHI Revolving Loan.

RNP Activities

With the remaining proceeds from the offering of the RNP Notes, we intend to fund all of the remaining costs of our urea expansion project at our East Dubuque Facility and the replacement of our sulfuric acid converter and our power generation project, both at our Pasadena Facility. If we decide to undertake additional expansion projects at our Fertilizer Facilities, RNP would need to raise additional capital. The board of directors of RNP’s general partner recently approved an expansion project to replace a nitric acid compressor train at our East Dubuque Facility, which is expected to increase production of nitric acid and UAN, and is expected to cost approximately $7.0 million. We expect to fund that project with new RNP equity capital. We expect to be able to fund RNP’s operating needs, including maintenance capital expenditures, from RNP’s operating cash flow and cash on hand at RNP, for at least the next 12 months.

Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all.

Capital Expenditures

Our maintenance capital expenditures for our East Dubuque Facility totaled approximately $9.3 million and $7.9 million in the calendar years ended December 31, 2013 and 2012, $2.5 million and $2.7 million in the three months ended December 31, 2011 and December 31, 2010, and $24.5 million in the fiscal year ended September 30, 2011, respectively. Our maintenance capital expenditures for our East Dubuque Facility are expected to be approximately $7.2 million for the year ending December 31, 2014. Our expansion capital expenditures for our East Dubuque Facility totaled approximately $50.5 million and $52.4 million in the calendar years ended December 31, 2013 and 2012 and $1.9 million and $0 in the three months ended December 31, 2011 and December 31, 2010, respectively. Our expansion capital expenditures for our East Dubuque Facility are expected to be approximately $12.3 million for the year ending December 31, 2014 and are expected to be related to our nitric acid expansion project, our urea expansion project and spare parts related to our ammonia production and storage capacity expansion.

Our maintenance capital expenditures for our Pasadena Facility totaled approximately $9.0 million, including approximately $2.4 million spent as part of the project to replace the sulfuric acid converter, in the calendar year ended December 31, 2013. Our maintenance capital expenditures for our Pasadena Facility are expected to be approximately $21.8 million for the year ending December 31, 2014. The maintenance capital expenditures expected in 2014 include approximately $14.5 million to complete replacement of the sulfuric acid converter at the sulfuric acid plant at our Pasadena Facility, which will be funded with proceeds from the RNP Notes. Our expansion capital expenditures for our Pasadena Facility totaled approximately $24.2 million in the calendar year ended December 31, 2013. Our expansion capital expenditures for our Pasadena Facility are expected to be approximately $15.2 million for the year ending December 31, 2014 for expenditures primarily related to the power generation project.

We expect to fund the remainder of the expected cost of our urea expansion project at our East Dubuque Facility and our power generation expansion project and of our sulfuric acid converter maintenance project at our Pasadena Facility, from proceeds from the offering of the RNP Notes. We expect to fund the estimated $7.0 million cost of our nitric acid expansion project at our East Dubuque Facility with new capital.

Our estimated capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities. Our future capital expenditures will be determined by the board of directors.

Shelf Registration

On April 4, 2013, RNP filed a shelf registration statement with the SEC, which allowed RNP to offer and sell up to $500.0 million in aggregate initial offering price of common units or debt securities. In February 2014, RNP post-effectively amended the shelf registration statement. Once the post-effective amendment has been declared effective by the SEC, the shelf registration statement will allow for the offer and sale of up to $500 million in the aggregate of securities comprised of (i) up to $265.5 million of common units and debt securities to be offered and sold by RNP in primary offerings and (ii) up to 12.5 million common units to be offered and sold by RNHI in secondary offerings. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

RNP Notes Offering

On April 12, 2013, the Issuers issued the RNP Notes to qualified institutional buyers and non-United States persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The RNP Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears with the first interest payment made on October 15, 2013. The RNP Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. We used part of the net proceeds from the offering to repay in full and terminate the Second 2012 Credit Agreement and related interest rate swaps, and intend to use the remaining proceeds to pay for expenditures related to certain of our expansion projects and for general partnership purposes.

The Indenture governing the RNP Notes prohibits RNP from making distributions to its common unitholders (including us) if any Default (except a Reporting Default) or Event of Default (each as defined in the Indenture) exists. In addition, the Indenture contains covenants that may limit RNP’s ability to pay distributions to its common unitholders. The effect, if any, of the covenants depends on RNP’s Fixed Charge Coverage Ratio (as defined in the Indenture). If the Fixed Charge Coverage Ratio is not less than 1.75 to 1.00, RNP will generally be permitted to make restricted payments, including distributions to its common unitholders, without substantive restriction. If the Fixed Charge Coverage ratio is less than 1.75 to 1.00, RNP will generally be permitted to make restricted payments, including distributions to its common unitholders, up to an aggregate $60.0 million plus certain other amounts referred to as “incremental funds” under the Indenture. For the year ended December 31, 2013, RNP’s Fixed Charge Coverage Ratio was 3.27 to 1.00.

The RNP Notes are fully and unconditionally guaranteed, jointly and severally, by each of RNP’s existing domestic subsidiaries, other than Finance Corporation. In addition, the RNP Notes and the guarantees thereof are collateralized by a second priority lien on substantially all of RNP’s and the guarantors’ assets, subject to permitted liens.

The Issuers may redeem some or all of the RNP Notes at any time prior to April 15, 2016 at a redemption price equal to 100% of the principal amount of the RNP Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. At any time prior to April 15, 2016, we may also, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the RNP Notes issued with the net proceeds of certain equity offerings at 106.5% of the principal amount of the RNP Notes, plus accrued and unpaid interest, if any, to the date of redemption. On or after April 15, 2016, we may redeem some or all of the RNP Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date.

2013 RNP Credit Agreement

On April 12, 2013, RNP and Finance Corporation (collectively the “Borrowers”) entered into the 2013 RNP Credit Agreement. The 2013 RNP Credit Agreement governs borrowing under the RNP Credit Facility. The Borrowers may use the 2013 RNP Credit Agreement to fund their working capital needs, to fund capital expenditures, to issue letters of credit and for other general partnership purposes. The 2013 RNP Credit Agreement also includes a $10.0 million letter of credit sublimit. The commitment under the RNP Credit Facility may be increased by up to $15.0 million upon the Borrowers’ request at the discretion of the lenders and subject to certain customary requirements. Prior to the amendment described below, borrowings under the RNP Credit Facility were strictly limited if we exceeded a Secured Leverage Ratio of 3.75 to 1.00. As of December 31, 2013, our Secured Leverage Ratio was 4.71 to 1.00, and at such time there were no outstanding advances under the RNP Credit Facility.

On March 7, 2014 the Borrowers entered into the First Amendment to the 2013 RNP Credit Agreement (the “First RNP Amendment”). In certain circumstances the First RNP Amendment replaces the financial test that the Borrowers must satisfy for any borrowing from a Secured Leverage Ratio to a Fixed Charge Coverage Ratio (each as defined in the 2013 RNP Credit Agreement) for the period from the date of the amendment until immediately prior to the time RNP reports its fiscal year 2014 annual results (the “FCCR End Date”). The Fixed Charge Coverage Ratio that RNP has to meet from the date of the First RNP Amendment through the date immediately prior to reporting its 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. For the year ended December 31, 2013, RNP’s Fixed Charge Coverage Ratio was 3.27 to 1.00. Based on the new financial test contained in the First RNP Amendment the Borrowers expect to have the ability to borrow in calendar year 2014 under the 2013 RNP Credit Agreement.

As of December 31, 2013, the 2013 RNP Credit Agreement required that, before RNP could make distributions, (a) there must be no Default or Event of Default (as defined in the 2013 RNP Credit Agreement) and no Default or Event of Default would arise as a result of such distribution, (b) at the time of the distribution and immediately after giving effect to the distribution, the Secured Leverage Ratio on a pro forma basis must not be greater than 3.75 to 1.00, and (c) RNP must have at least $8.75 million available to be drawn under the 2013 RNP Credit Agreement on a pro forma basis. The RNP First Amendment modifies for a specified period in certain circumstances the financial test applicable to the announcement or payment of a distribution. In the event that RNP has no amounts outstanding under the 2013 RNP Credit Agreement on the date of the announcement or payment of an RNP distribution, the minimum Fixed Charge Coverage Ratio that it has to meet in order to pay distributions in the period from the date of the First RNP Amendment through the date immediately prior to reporting RNP’s 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. If there is any amount outstanding under the 2013 RNP Credit Agreement on the date of the announcement or payment of a distribution from the period beginning with the date of the First RNP Amendment through the FCCR End Date, RNP must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. Following the FCCR End Date, to announce or pay a distribution RNP must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. During the fiscal year 2014, RNP expects to have enough capital from other sources so that RNP does not need to borrow under the 2013 RNP Credit Agreement. However, in the event that RNP does make such a borrowing and RNP’s Secured Leverage Ratio exceeds 3.75 to 1.00, RNP expects to repay such borrowings so that RNP will not be prohibited from making distributions under the 2013 RNP Credit Agreement.

Borrowings under the 2013 RNP Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Borrowers’ option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If the Borrowers maintain a secured leverage ratio of less than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 RNP Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If the Borrowers maintain a secured leverage ratio equal or greater than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 RNP Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings.

Additionally, the Borrowers are required to pay a fee to the lenders under the 2013 RNP Credit Agreement on the average undrawn available portion of the RNP Credit Facility at a rate equal to 0.50% per annum. The Borrowers must also pay a fee to the lenders under the 2013 RNP Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings, plus all customary letter of credit fees on issued letters of credit.

All of RNP’s existing subsidiaries (other than Finance Corporation) guarantee, and certain of RNP’s future domestic subsidiaries will guarantee, RNP’s obligations pursuant to the 2013 RNP Credit Agreement. The 2013 RNP Credit Agreement, any hedging agreements issued by lenders under the 2013 RNP Credit Agreement and the subsidiary guarantees are collateralized by the same collateral securing the RNP Notes, which includes substantially all of RNP’s assets and all of the assets of its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the 2013 RNP Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the RNP Notes, subject to a first lien cap (equal to the greater of $65 million or 20% of RNP’s consolidated net tangible assets (as defined in the Indenture governing the RNP Notes), plus obligations in respect of the first-priority secured indebtedness and obligations under certain hedging agreements and cash management agreements).

The 2013 RNP Credit Agreement will terminate on April 12, 2018. Any amounts still outstanding at that time will be immediately due and payable. The Borrowers may voluntarily prepay their utilization and/or permanently cancel all or part of the available commitments under the 2013 RNP Credit Agreement in a minimum amount of $5.0 million. Amounts repaid may be reborrowed. Borrowings under the 2013 RNP Credit Agreement will be subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds.

Non-RNP Activities

During the twelve months ended December 31, 2013, we funded our operations and investments in our non-RNP activities primarily through cash on hand, cash from distributions from RNP, and $50.0 million borrowed under the RNHI Revolving Loan for the construction of the Atikokan Project and Wawa Project. We expect quarterly distributions from RNP to be a major source of liquidity for our non-RNP activities. Cash distributions from RNP may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. Cash distributions in 2014 may be significantly less than cash available for distribution if RNP elects to replenish working capital reserves that were diminished by the negative cash available for distribution in the fourth quarter of 2013. Any distributions made by RNP to its unitholders will be done on a pro rata basis. We will receive 59.8% of RNP’s quarterly distributions to common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP. RNP paid cumulative cash distributions for the twelve months ended December 31, 2013 of $1.67 per unit which resulted in distributions to us of approximately $38.8 million. The Indenture governing the RNP Notes and the 2013 RNP Credit Agreement contain important restrictions on RNP’s ability to make distributions to its common unitholders (including us), as discussed above in “—RNP Notes Offering” and “—2013 RNP Credit Agreement.”

On April 22, 2013, we announced that our Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of our common stock through December 31, 2013. No shares were acquired through December 31, 2013 and the share repurchase program has expired.

Capital Expenditures

During the calendar year ended December 31, 2013, the Rentech/Graanul JV determined that the Wawa Project and the Atikokan Project would not be purchased by the Rentech/Graanul JV. Therefore, we will continue to own 100% of both projects. We estimate that the total cost to acquire and convert the Wawa Project and Atikokan Project are expected to be approximately $90.0 million with approximately $66.0 million to be spent during 2014. We expect to fund the costs of these projects from cash on hand, distributions from RNP, and cash generated by Fulghum. In the event all of these sources of funds are insufficient and if we were unable to borrow under the RNHI Revolving Loan and if other funding sources were not available, the Wawa Project and Atikokan Project would need to be curtailed.

We intend to install a second debarking line at one of our mills in Chile, subject to obtaining debt financing for the project with Chilean banks. We expect the project to increase debarking capacity at the mill from 120,000 to 240,000 BDMTs per year. Construction of this project is expected to be completed during the summer of 2014, at an expected cost of approximately $2.5 million.

Shelf Registration

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

RNHI Revolving Loan

On September 23, 2013, RNHI obtained the RNHI Revolving Loan by entering into the RNHI Credit Agreement. The new facility is intended to fund growth in our wood fibre processing business and for general corporate purposes. On September 24, 2013, we borrowed $50.0 million under the facility.

All obligations of RNHI under the new facility are unconditionally guaranteed by Rentech in a guaranty agreement, or the Guaranty, and are secured by a portion of the common units of RNP owned by RNHI, or the Underlying Equity. RNHI currently owns 23.25 million common units of RNP, 15.4 million of which have been provided as initial collateral under the RNHI Credit Agreement. As of December 31, 2013 our loan to value ratio was 18.4%. Upon RNHI’s loan to value ratio meeting or exceeding 40% initially, and 35% after a first exceedance, or the MC Level, RNHI must pledge additional common units to the lenders to keep the loan to value ratio below the MC Level. Depending on the market price of RNP’s common units, up to 19.4 million common units may be pledged as collateral. Our ability to draw on the Revolving Loan will be limited or prohibited if the market price of RNP’s common units declines below certain thresholds.

The new facility has a three-year maturity and borrowings under the new facility bear interest at a rate equal to LIBOR plus 4.00% per annum. In the event we reduce a portion of or terminate all of the facility prior to its second anniversary through a refinancing collateralized by the Underlying Equity in form or substance materially similar to the facility and in which the current lender is not the lead lender, we will be required to pay a refinancing fee equal to 2.75% of the amount of commitments to be terminated, multiplied by a fraction, the numerator of which is the number of days from the date of such termination until the second anniversary of the closing and the denominator of which is 360. We are also required to pay a commitment fee to the administrative agent on the daily undrawn loan amount at a rate of 0.70% per annum. Additionally, on the closing date we paid one-time customary structuring and administrative fees to certain of the lenders.

The new facility and the Guaranty contain customary affirmative and negative covenants and events of default relating to RNHI and Rentech. The covenants and events of default in the RNHI Credit Agreement restrict RNHI from engaging in activities outside of its ordinary course operation as a holding company and include, among other things, limitations on the incurrence of indebtedness and liens, the making of investments, the sale of assets, and the making of restricted payments. There are also events of default relating to substantial declines in value of the Underlying Equity in relation to the amount drawn under the RNHI Credit Agreement. Dividends and distributions from RNHI are permitted so long as no default or event of default exists or will result therefrom, including if the Value (as defined in the RNHI Credit Agreement) of the Underlying Equity pledged to secure the loan does not meet the valuation requirements set forth in the RNHI Credit Agreement. RNHI also has the right to sell RNP common units not held as collateral as long as certain conditions outlined in the new facility, including meeting a certain LTV Ratio (as defined below) and realizing a minimum price on the sale, are met.

In addition, our ability to draw or maintain an outstanding balance under the new facility is subject to the ratio of (i) the amount of loans and unpaid interest minus the Value of cash and cash equivalents in the collateral account divided by (ii) the Value of the collateral shares (the “LTV Ratio”), being less than an agreed upon ratio. On December 31, 2013, based upon the maximum number of RNP units that we could pledge as of such date, we had the ability to borrow an aggregate of $85.0 million under the RNHI Revolving Loan, subject to satisfaction of conditions to borrowing. Our ability to make future borrowings will depend on the market price of RNP’s units.

During the next 12 months, we expect the liquidity needs of our non-RNP activities and our projects under construction in Ontario, Canada could be met from cash on hand, distributions from RNP, cash generated by Fulghum and, in the case of capital expenditures in Chile, local Chilean bank debt financing. In the event that these sources of funds are less than expected, or if our expenses, including capital expenses related to the Atikokan Project and Wawa Project, are higher than expected, or if we approve additional projects or acquire additional assets, we may need to borrow additional amounts under the RNHI Revolving Loan, obtain funding through the Rentech/Graanul JV, and/or seek additional funds in the capital markets. In addition, we could seek additional external capital to enhance our liquidity position, to refinance the RNHI Revolving Loan, or to provide capital for additional projects or acquisitions. We cannot assure you that capital markets, local Chilean bank debt or other sources of external financing will be available on satisfactory terms or at all. In addition, as discussed above, borrowing under the RNHI Revolving Loan is subject to certain conditions, including minimum market price levels for RNP’s common units.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at December 31, 2013:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Continuing Operations
RNP Notes (1)	$320,000	$—	$—	$—	$320,000
RNHI Revolving Loan (2)	50,000	—	50,000	—	—
Fulghum Debt (3)	47,452	8,401	12,859	5,921	20,271
QS Construction Facility (4)	4,527	1,515	—	—	3,012
2013 RNP Credit Agreement (5)	—	—	—	—	—
Earn-out consideration (6)	1,544	—	1,544	—	—
Natural gas (7)	8,571	8,571	—	—	—
Purchase obligations (8)	838,020	838,020	—	—	—
Asset retirement obligation (9)	3,014	19	44	54	2,897
Operating leases	26,660	3,382	6,287	4,227	12,764
Gas and electric fixed charges (10)	1,844	1,249	595	—	—
Pension plans and postretirement plan (11)	88	88	—	—	—

Total	$1,301,720	$861,245	$71,329	$10,202	$358,944

(1)	There is $320.0 million of principal outstanding under the RNP Notes.
(2)	There is $50.0 million of principal outstanding under the RNHI Revolving Loan.
(3)	As of December 31, 2013, Fulghum had outstanding debt of approximately $47.5 million with a weighted average interest rate of approximately 7.0%. The debt consists primarily of term loans with various financial institutions with each term loan secured by specific property and equipment.

(4)	Pursuant to the Port Agreement, Quebec Stevedoring is required to build handling equipment and 75,000 metric tons of wood pellet storage exclusively for our use at the port, with the same amount becoming a financing obligation for us, or the QS Construction Facility.
(5)	The 2013 RNP Credit Agreement as amended consists of the RNP Credit Facility. As of December 31, 2013, there are no outstanding advances under the RNP Credit Facility.
(6)	RNP entered into the Purchase Agreement relating to the Agrifos Acquisition which, among other things, provides for the potential payment of earn-out consideration calculated based on the amount by which the two-year Adjusted EBITDA, as defined in the Purchase Agreement, of the Pasadena Facility exceeds certain Adjusted EBITDA thresholds. The amount reflected in the table reflects our current estimate of the amount of the earn-out consideration we will be required to pay. Depending on the two-year Adjusted EBITDA amounts, such additional earn-out consideration may vary from zero to a maximum of $50.0 million. The potential additional consideration would be paid after April 30, 2015 and completion of the relevant calculations in either common units or cash at the option of RNP. At December 31, 2013, the potential earn-out consideration relating to the Agrifos Acquisition was $0. We entered into an asset purchase agreement relating to the Atikokan Project which, among other things, provides for the potential payment of earn-out consideration, which will equal 7% of annual EBITDA of the Atikokan Project, as defined in the asset purchase agreement for the Atikokan Project, over a ten-year period. At December 31, 2013, the potential earn-out consideration relating to the Atikokan Project was approximately $1.5 million.
(7)	As of December 31, 2013, the natural gas forward purchase contracts included delivery dates through March 31, 2014. Subsequent to December 31, 2013 through February 28, 2014, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.5 million and the total amount of the purchase commitments are approximately $4.5 million, resulting in a weighted average rate per MMBtu of approximately $9.27. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.
(8)	The amount presented represents certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.
(9)	We have recorded asset retirement obligations, or AROs, related to future costs associated with the removal of contaminated material upon removal of the phosphoric acid plant at our Pasadena Facility, handling and disposal of asbestos at our East Dubuque Facility removal of machinery and equipment at Fulghum mills on leased property. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. Since we own our Fertilizer Facilities and currently have no plans to dispose of the properties, the obligation is considered long-term and, therefore, considered to be incurred more than five years after December 31, 2013.
(10)	As part of the natural gas transportation and electricity supply contracts at our East Dubuque Facility, we must pay monthly fixed charges over the term of the contracts.
(11)	We expect to contribute $0 and approximately $88,000 to pension plans and a postretirement plan, respectively, in 2014. We acquired these plans as part of the Agrifos Acquisition.

In addition, we have entered into the following contracts relating to our wood pellet business:

•	We have entered into the Drax Contract under which we have committed to deliver approximately 400,000 metric tons of pellets annually starting in the fourth quarter of calendar year 2014.

•	We have entered into the OPG Contract under which we have committed to deliver 45,000 metric tons of wood pellets from the Atikokan Project annually starting in January 2014.

•	We have entered into the KD Contract under which we committed to purchase between 15,000 and 20,000 metric tonnes of wood pellets between December 1, 2013 and June 30, 2014.

•	We have entered into the Canadian National Contract under which we have committed to transport a minimum of 1,500 rail carloads between the months of January 2014 and December 2014, and 3,600 rail carloads annually thereafter for the duration of the contract. Delivery shortfalls result in a $1,000 per rail car penalty.

In connection with our Pasadena Facility, we entered into an engineering, procurement and construction contract, or the EPC Contract, with Abeinsa Abener Teyma General Partnership, or Abeinsa. The EPC Contract provides for Abeinsa to be the contractor on our power generation project at the Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by the late 2014. Approximately $14.0 million of the contract amount is currently included in purchase obligations listed above.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of December 31, 2013.

Recent Accounting Pronouncements From Financial Statement Disclosures

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to “Recent Accounting Pronouncements” provided under Note 2 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the 2013 RNP Credit Agreement and RNHI Revolving Loan. Borrowings under the 2013 RNP Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If we maintain a secured leverage ratio of less than 1.75:1.00 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 RNP Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If we maintain a secured leverage ratio equal or greater than 1.75:1.00 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 RNP Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings. As of the date of this report, we had no outstanding borrowings under the 2013 RNP Credit Agreement. Borrowings under the RNHI Revolving Loan bear interest at a rate equal to LIBOR plus 4.00% per annum. As of the date of this report, we had outstanding borrowings under the RNHI Revolving Loan of $50.0 million. Assuming the entire $35.0 million and $100.0 million was outstanding under the 2013 RNP Credit Agreement and RNHI Revolving Loan, respectively, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of approximately $1.4 million.

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

In the normal course of business, RNLLC currently produces nitrogen-based fertilizer products throughout the year to supply the needs of our East Dubuque Facility’s customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. Prices of nitrogen fertilizer products can be volatile. For example, in 2013, such prices declined unexpectedly by 20-30%. We believe that market prices of nitrogen products are affected by changes in grain prices and demand, natural gas prices and other factors.

RNLLC enters into fixed-price product prepayment contracts committing its East Dubuque Facility’s customers to purchase its nitrogen fertilizer products at a later date. To a lesser extent, RNPLLC also enters into product prepayment contracts for our Pasadena Facility’s products. By using fixed-price forward contracts, RNLLC purchases approximately enough natural gas to manufacture the products that have been sold by our East Dubuque Facility under product prepayment contracts for later delivery. We believe that entering into such fixed-price contracts for natural gas and product prepayment contracts effectively allows RNLLC to fix most of the gross margin on pre-sold product and mitigate risk of increasing market prices of natural gas or decreasing market prices of nitrogen to the extent of such pre-sold products. However, this practice also subjects us to the risk that we may have locked in margins at levels lower than those that might be available if, in periods following these contract dates, natural gas prices were to fall, or nitrogen fertilizer commodity prices were to increase. In addition, RNLLC occasionally makes forward purchases of natural gas that are not directly linked to specific product prepayment contracts. To the extent RNLLC makes such purchases, we may be unable to benefit from lower natural gas prices in subsequent periods.

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the calendar year ended December 31, 2013, approximately 90% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. We purchase a substantial portion of our ammonia and sulfur for use in our Pasadena Facility at prices based on market indices. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand for ammonium sulfate and other nitrogen fertilizers, and by other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease or we may suffer losses on these sales. If the price of our products falls rapidly, we may not be able to recover the costs of our raw materials inventory that was purchased at an earlier time when commodity prices were at higher levels. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by approximately $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by approximately $2.50.

Our Pasadena Facility purchases ammonia as a feedstock at contractual prices based on a published Tampa, Florida market index, while the East Dubuque Facility sells similar quantities of ammonia at prevailing prices in the Mid Corn Belt, which are typically significantly higher than Tampa ammonia prices.

We provide wood fibre processing services and wood yard operations in the United States, Chile and Uruguay. The customers of our 26 mills located in the United States and most of the six mills in Chile and Uruguay are responsible for the procurement and delivery of wood to our mills. As a result, these mills are not directly exposed to logistics or delivery risks or to market risk associated with potential changes in wood supply or pricing, although they may be indirectly impacted if a customer experiences these risks. In Chile in addition to providing processing services we sell wood chips primarily for export to Asia markets. We typically purchase logs through our trading company, FLA, only to fulfill obligations under contracts with established prices for the delivery of wood chips, thereby minimizing our exposure to market fluctuations in prices for chips and logs. We also own approximately 1,400 acres of forestland that may be harvested in cases of high log prices, which can help reduce market exposure in the short-term. However, if prices of wood remain at high levels for a prolonged period of time, the profitability of our mills in Chile could be affected. We also sell wood chips from our South American operations, which exposes us to the market price of wood chips.

We commenced construction of our wood pellet projects. The cost to complete these projects are subject to changes in the prices of construction materials, equipment and labor to be used in construction. The off-take contracts for the products of the wood pellet plants are designed to pass-through certain changes in input prices, including general inflation, the price of fuel, and prices of wood supplied to the mills. However, such indexation may not exactly offset increases or decreases in the prices of inputs and the cost of transporting and handling wood pellets.

We operate in Chile and Uruguay, and are building wood pellet plants in Canada. We are subject to the effects of changing rates of exchange for the relevant currencies. Both the expenses we incur outside the United States and the value to our shareholders of future profits earned in foreign currencies may be affected by such exchange rates.

Foreign Currency Exchange Risk. The functional currency of our Canadian subsidiaries is the Canadian dollar. We expect that, once the Atikokan Project and Wawa Project are operational, our Canadian subsidiaries will invoice customers and satisfy their financial obligations almost exclusively in their local currency. As a result, we do not expect that our exposure to currency exchange fluctuation risk from our Canadian operations will be significant.

The functional currency of our South American subsidiaries is the United States dollar. Our South American subsidiaries enter into significant contracts that are primarily denominated in United States dollars and satisfy their financial obligations in that currency. As a result, we generally do not have exposure to currency exchange fluctuation risk from our South American subsidiaries.

For financial statement reporting purposes, we translate the assets and liabilities of our Canadian subsidiaries at the exchange rates in effect on the balance sheet date and translate their costs and expenses at the rates of exchange in effect at the time of the transaction. We include translation gains and losses in the stockholders’ equity section of our balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our statements of operations. Since we translate Canadian dollars into United States dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past there can be no guarantee that the impact of currency fluctuations will not be material in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENTECH, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	89
Consolidated Balance Sheets	90
Consolidated Statements of Operations	91
Consolidated Statements of Comprehensive Income (Loss)	92
Consolidated Statements of Stockholders’ Equity	93
Consolidated Statements of Cash Flows	94
Notes to Consolidated Financial Statements	96

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the calendar years ended December 31, 2013 and 2012, three months ended December 31, 2011 and the fiscal year ended September 30, 2011	144

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rentech, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2013, three months ended December 31, 2011 and fiscal year ended September 30, 2011 present fairly, in all material respects, the financial position of Rentech, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, three months ended December 31, 2011, and the fiscal year ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Fulghum Fibres, Inc. from its assessment of internal control over financial reporting as of December 31, 2013 because the entity was acquired by the Company in a purchase business combination on May 1, 2013. We have also excluded Fulghum Fibres, Inc. from our audit of internal control over financial reporting. Fulghum Fibres, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 18% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 17, 2014

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets
Cash	$106,369	$141,736
Accounts receivable, including unbilled revenue, net of allowance for doubtful accounts of $0 at December 31, 2013 and 2012, respectively	14,227	9,705
Inventories	35,376	27,140
Prepaid expenses and other current assets	8,328	7,046
Deferred income taxes	1,140	766
Other receivables, net	7,432	4,670

Total current assets	172,872	191,063

Property, plant and equipment, net	334,660	134,195

Construction in progress	60,136	61,417

Other assets
Goodwill	57,134	56,592
Intangible assets	59,730	26,185
Debt issuance costs	9,321	6,458
Property held for sale	4,641	2,475
Deposits and other assets	5,096	817

Total other assets	135,922	92,527

Total assets	$703,590	$479,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,026	$17,788
Accrued payroll and benefits	9,511	8,445
Accrued liabilities	35,449	17,044
Deferred revenue	21,643	29,699
Current portion of long term debt	9,916	7,750
Accrued interest	5,490	142
Asset retirement obligation	19	2,776
Other	996	360

Total current liabilities	103,050	84,004

Long-term liabilities
Debt	412,063	185,540
Earn-out consideration	1,544	4,920
Asset retirement obligation	2,995	313
Deferred income taxes	9,271	766
Other	6,711	2,591

Total long-term liabilities	432,584	194,130

Total liabilities	535,634	278,134

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock — $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 450,000 shares authorized; 227,512 and 224,121 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,275	2,241
Additional paid-in capital	541,254	539,448
Accumulated deficit	(385,339)	(383,807)
Accumulated other comprehensive income (loss)	(117)	105

Total Rentech stockholders’ equity	158,073	157,987
Noncontrolling interests	9,883	43,081

Total equity	167,956	201,068

Total liabilities and stockholders’ equity	$703,590	$479,202

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Calendar Years Ended December 31,			For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2011	2010	2011
			(unaudited)		(unaudited)
Revenues
Product sales	$322,267	$261,368	$199,909	$63,014	$42,962	$179,857
Service revenues	50,083	206	206	52	52	206
Other revenues	2,505	351	—	—	—	—

Total revenues	374,855	261,925	200,115	63,066	43,014	180,063

Cost of sales
Product	252,741	129,806	113,911	37,460	26,835	103,286
Service	38,423	200	199	50	51	200

Total cost of sales	291,164	130,006	114,110	37,510	26,886	103,486

Gross profit	83,691	131,919	86,005	25,556	16,128	76,577

Operating expenses
Selling, general and administrative expense	59,076	48,240	30,815	10,498	7,687	28,004
Research and development	5,747	20,944	28,785	4,202	5,426	30,009
Depreciation and amortization	3,113	3,754	2,218	566	573	2,225
Agrifos goodwill impairment	30,029	—	—	—	—	—
Loss on impairments	—	15,965	59,272	583	53	58,742
Advance for equity investment	—	—	(7,892)	—	—	(7,892)
(Gain) loss on sale of assets	(5,379)	272	16	(507)	—	523
Other	(15)	(600)	—	—	—	—

Total operating expenses	92,571	88,575	113,214	15,342	13,739	111,611

Operating income (loss)	(8,880)	43,344	(27,209)	10,214	2,389	(35,034)

Other income (expense), net
Interest expense	(16,382)	(8,949)	(17,034)	(4,098)	(3,730)	(16,666)
Loss on debt extinguishment	(6,001)	(4,801)	(19,486)	(10,263)	(4,593)	(13,816)
Fair value adjustment to earn-out consideration	5,122	—	—	—	—	—
Other income (expense), net	(170)	(693)	139	51	52	137

Total other expenses, net	(17,431)	(14,443)	(36,381)	(14,310)	(8,271)	(30,345)

Income (loss) from continuing operations before income taxes and equity in loss of investee	(26,311)	28,901	(63,590)	(4,096)	(5,882)	(65,379)
Income tax (benefit) expense	(26,591)	1,364	6	2	2	3

Income (loss) from continuing operations before equity in loss of investee	280	27,537	(63,596)	(4,098)	(5,884)	(65,382)
Equity in loss of investee	(242)	—	—	—	—	—

Income (loss) from continuing operations	38	27,537	(63,596)	(4,098)	(5,884)	(65,382)
Income from discontinued operations	—	150	—	—	—	—

Net income (loss)	38	27,687	(63,596)	(4,098)	(5,884)	(65,382)
Net (income) loss attributable to noncontrolling interests	(1,570)	(41,687)	(3,700)	(4,433)	366	1,099

Net loss attributable to Rentech common shareholders	$(1,532)	$(14,000)	$(67,296)	$(8,531)	$(5,518)	$(64,283)

Net loss per common share allocated to Rentech common shareholders:
Basic and diluted:
Continuing operations	$(0.01)	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.29)
Discontinued operations	0.00	0.00	0.00	0.00	0.00	0.00

Net loss	$(0.01)	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.29)

Weighted-average shares used to compute net loss per common share:
Basic and diluted	226,139	223,189	223,281	224,414	221,980	222,664

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Calendar Years Ended December 31,			For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2011	2010	2011
			(unaudited)		(unaudited)
Net income (loss)	$38	$27,687	$(63,596)	$(4,098)	$(5,884)	$(65,382)
Other comprehensive income, net of tax:
Pension and postretirement plan adjustments	1,143	166	—	—	—	—
Foreign currency translation	(907)	6	—	—	—	—

Other comprehensive income	236	172	—	—	—	—

Comprehensive income (loss)	274	27,859	(63,596)	(4,098)	(5,884)	(65,382)
Less: net (income) loss attributable to noncontrolling interests	(1,570)	(41,687)	(3,700)	(4,433)	366	1,099
Less: other comprehensive income attributable to noncontrolling interests	(458)	(67)	—	—	—	—

Comprehensive loss attributable to Rentech	$(1,754)	$(13,895)	$(67,296)	$(8,531)	$(5,518)	$(64,283)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

			Additional Paid-in		Accumulated Other Comprehensive	Total Rentech Stockholders’		Total Stockholders’
	Common Stock			Accumulated			Noncontrolling
	Shares	Amount	Capital	Deficit	Income	Equity	Interests	Equity
Balance, September 30, 2010	221,731	$2,217	$332,696	$(296,993)	$—	$37,920	$7,433	$45,353
Acquisition of additional interest in subsidiary	—	—	5,797	—	—	5,797	(5,797)	—
Payment of offering costs	—	—	(58)	—	—	(58)	—	(58)
Issuance of common stock	465	5	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	1,729	—	—	1,729	—	1,729
Restricted stock units	1,213	12	(720)	—	—	(708)	—	(708)
Net loss	—	—	—	(64,283)	—	(64,283)	(1,099)	(65,382)
Other	—	—	(25)	—	—	(25)	—	(25)

Balance, September 30, 2011	223,409	$2,234	$339,414	$(361,276)	$—	$(19,628)	$537	$(19,091)
Adjustment for investment in Rentech Nitrogen Partners, L.P.	—	—	240,662	—	—	240,662	34,430	275,092
Stock issued for acquisition			2,680	—	—	2,680	—	2,680
Stock-based compensation expense	—	—	1,112	—	—	1,112	25	1,137
Common stock issued for stock options exercised	31	—	30	—	—	30	—	30
Common stock issued for warrants exercised	1,052	11	(11)	—	—	—	—	—
Restricted stock units	739	7	(432)	—	—	(425)	—	(425)
Net loss	—	—	—	(8,531)	—	(8,531)	4,433	(4,098)
Other	—	—	3	—	—	3	—	3

Balance, December 31, 2011	225,231	$2,252	$583,458	$(369,807)	$—	$215,903	$39,425	$255,328
Income taxes payable adjustment	—	—	(7,055)	—	—	(7,055)	—	(7,055)

Balance, December 31, 2011 (revised)	225,231	$2,252	$576,403	$(369,807)	$—	$208,848	$39,425	$248,273
Agrifos acquisition.	—	—	11,177	—	—	11,177	8,823	20,000
Common stock issued for services	259	2	(2)	—	—	—	—	—
Common stock issued for acquisition	2,000	20	(20)	—	—	—	—	—
Common stock issued for stock options exercised	264	3	287	—	—	290	—	290
Common stock issued for warrants exercised	3,371	34	2,406	—	—	2,440	—	2,440
Payment of stock issuance costs	—	—	(40)	—	—	(40)	—	(40)
Distributions	—	—	(44,100)	—	—	(44,100)	—	(44,100)
Distributions to noncontrolling interests	—	—	—	—	—	—	(47,205)	(47,205)
Equity-based compensation expense	—	—	9,737	—	—	9,737	1,112	10,849
Restricted stock units	2,080	21	(2,548)	—	—	(2,527)	—	(2,527)
Repurchase of common stock, including commissions	(9,084)	(91)	(16,630)	—	—	(16,721)	—	(16,721)
Income tax provision true-up for prior year equity adjustment	—	—	2,757	—		2,757	—	2,757
Net income	—	—	—	(14,000)		(14,000)	41,687	27,687
Other comprehensive income	—	—	—	—	105	105	67	172
Other	—	—	21	—	—	21	(828)	(807)

Balance, December 31, 2012	224,121	$2,241	$539,448	$(383,807)	$105	$157,987	$43,081	$201,068
Noncontrolling interests	—	—	—	—	—	—	4,000	4,000
Acquisition of additional interest in subsidiary	—	—	(536)	—	—	(536)	(1,964)	(2,500)
Common stock issued for services	178	2	(2)	—	—	—	—	—
Common stock issued for stock options exercised	533	5	293	—	—	298	—	298
Payment of stock issuance costs	—	—	(48)	—	—	(48)	—	(48)
Distribution to noncontrolling interests	—	—	—	—	—	—	(37,329)	(37,329)
Equity-based compensation expense	—	—	6,814	—	—	6,814	586	7,400
Restricted stock units	2,680	27	(4,715)	—	—	(4,688)	—	(4,688)
Net income	—	—	—	(1,532)		(1,532)	1,570	38
Other comprehensive income	—	—	—	—	(222)	(222)	458	236
Other	—	—	—	—	—	—	(519)	(519)

Balance, December 31, 2013	227,512	$2,275	$541,254	$(385,339)	$(117)	$158,073	$9,883	$167,956

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
				(unaudited)
Cash flows from operating activities
Net income (loss)	$38	$27,687	$(4,098)	$(5,884)	$(65,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	21,184	14,824	3,776	3,062	11,836
Agrifos goodwill impairment	30,029	—	—	—	—
Deferred income tax benefit	(27,130)	—	—	—	—
Loss on asset impairments	—	15,965	583	53	58,742
Advance for equity investment	—	—	—	—	(7,892)
Utilization of spare parts	3,821	2,042	309	380	1,698
Write-down of inventory	12,360	—	—	—	—
Non-cash interest expense	248	7,138	1,880	1,793	7,146
Net (gain) loss on sale of fixed assets	(5,379)	272	(507)	—	523
Loss on debt extinguishment	6,001	4,801	10,263	4,593	13,816
Equity-based compensation	7,400	10,849	1,137	1,106	1,729
Payment of call premium fee	—	—	(2,933)	—	(8,261)
Other	957	181	9	9	115
Changes in operating assets and liabilities:
Accounts receivable	(585)	927	(2,811)	(7,026)	4,969
Other receivables	3,326	124	(1,015)	37	(979)
Inventories	(18,075)	8,727	11,164	1,451	(9,218)
Other assets	(766)	2,807	(1,409)	303	955
Prepaid expenses and other current assets	380	(571)	586	257	167
Accounts payable	(7,048)	1,810	(412)	(1,035)	(544)
Deferred revenue	(9,115)	(3,954)	(13,802)	17,028	19,681
Accrued interest	4,110	—	(566)	(513)	(40)
Accrued liabilities, accrued payroll and other	(9,402)	(23,392)	(4,698)	(2,313)	7,408

Net cash provided by (used in) operating activities	12,354	70,237	(2,544)	13,301	36,469

Cash flows from investing activities
Payment for acquisitions, net of cash acquired	(65,823)	(128,596)	—	—	—
Capital expenditures	(104,705)	(59,131)	(12,423)	(10,450)	(39,402)
Proceeds from disposal of assets	8,991	569	140	—	30
Other items	(657)	(1,040)	2,819	127	(868)

Net cash used in investing activities	(162,194)	(188,198)	(9,464)	(10,323)	(40,240)

Cash flows from financing activities
Proceeds from issuance of notes	320,000	—	—	—	—
Payment of offering costs	(972)	—	—	—	—
Proceeds from initial public offering, net of costs	—	(245)	276,007	—	—
Proceeds from credit facilities and term loan, net of original issue discount	65,600	222,780	—	50,960	200,960
Payments and retirement of debt	(223,105)	(86,990)	(146,250)	(22,522)	(119,041)
Proceeds from issuance of common stock	—	—	30	—	—
Repurchase of common stock, including commissions	—	(16,721)	—	—	—
Payment of stock issuance costs	(48)	(40)	—	(2)	(58)
Proceeds from options and warrants exercised	297	2,729	—	—	—
Payment of debt issuance costs	(9,972)	(7,788)	(904)	(290)	(8,747)

RENTECH, INC.

Consolidated Statements of Cash Flows—Continued

(Amounts in thousands)

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
				(unaudited)
Other	2	(1,000)	(606)	(684)	(2,280)
Distributions	—	(43,301)	—	—	—
Distributions to noncontrolling interests	(37,329)	(47,205)	—	—	—

Net cash provided by financing activities	114,473	22,219	128,277	27,462	70,834

Increase (decrease) in cash	(35,367)	(95,742)	116,269	30,440	67,063
Cash and cash equivalents, beginning of period	141,736	237,478	121,209	54,146	54,146

Cash and cash equivalents, end of period	$106,369	$141,736	$237,478	$84,586	$121,209

For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and 2010, and the fiscal year ended September 30, 2011 the Company made certain cash payments as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
				(unaudited)
Cash payments of interest
Net of capitalized interest of $3,246 (Dec 2013), $701 (Dec 2012), $0 (Dec 2011), $1,116 (Dec 2010) and $4,868 (2011)	$12,367	$3,805	$2,783	$3,566	$14,427
Cash payments of income taxes from continuing operations	$288	$8,609	$2	$12	$13

Excluded from the statements of cash flows were the effects of certain non-cash financing and investing activities as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
				(unaudited)
Purchase of insurance policies financed with notes payable	$—	$—	$867	$516	$1,872
Restricted stock units surrendered for withholding taxes payable	4,688	2,527	425	303	708
Units issued for acquisition	—	20,000		—	—
Fair value of assets and liabilities assumed in acquisition	181,975	—	—	—	7,530
Contingent consideration	1,850	—	—	—	—
Adjustment for investment in subsidiary	—	—	240,362	—	—
Receivables from sales of property, plant and equipment in other receivables	—	—	741	—	325
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	20,503	5,301	3,914	3,547	11,904
Prepaid initial public offering costs offset against proceeds of initial public offering	—	—	3,907	—	—
Initial public offering costs in accrued liabilities	—	—	72	—	—
Adjustment to intangible assets for shares granted for earn-out payment	—	20	2,680	—	—
Financed construction costs	5,181	—	—	—	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business

Rentech, Inc. (“Rentech,” “the Company,” “we,” “us” or “our”) operates currently in five segments including East Dubuque, Pasadena, Fulghum Fibres, wood pellets and energy technologies.

The Company through its indirect majority-owned subsidiary, Rentech Nitrogen Partners, L.P. (“RNP”), owns and operates two fertilizer facilities: the Company’s East Dubuque Facility and the Company’s Pasadena Facility, referred to collectively as the “Fertilizer Facilities.” Our East Dubuque Facility is located in East Dubuque, Illinois, and has been in operation since 1965. The Company produces primarily ammonia and urea ammonium nitrate solution (“UAN”) at the Company’s East Dubuque Facility, using natural gas as the facility’s primary feedstock. Our Pasadena Facility, which the Company acquired in November 2012, is located in Pasadena, Texas, and has been in operation producing various products since the 1940s. In 2011, the Company’s Pasadena Facility was converted to the production of high-quality granulated synthetic ammonium sulfate, and began selling ammonium sulfate and ammonium thiosulfate as its primary products using ammonia and sulfate as the facility’s primary feedstocks. The Company produces ammonium sulfate, ammonium thiosulfate and sulfuric acid at the Company’s Pasadena Facility, using ammonia and sulfur as the facility’s primary feedstocks. The noncontrolling interests reflected on the Company’s consolidated balance sheets are affected by the net income of, and distribution from, RNP.

On November 9, 2011, RNP completed its initial public offering (the “Offering”) of 15,000,000 common units representing limited partner interests at a public offering price of $20.00 per common unit. The common units sold to the public in the Offering represented 39.2% of RNP common units outstanding as of the closing of the Offering. Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly-owned subsidiary, owned the remaining 60.8% of RNP common units outstanding as of the closing of the Offering and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly-owned subsidiary, owns 100% of the non-economic general partner interest in RNP. RNP’s assets consisted as of the closing of the Offering of all of the equity interests of Rentech Nitrogen, LLC (“RNLLC”), formerly known as Rentech Energy Midwest Corporation (“REMC”), which owns the East Dubuque Facility. At the closing of the Offering, RNLLC was converted into a limited liability company. In connection with the Offering, the Company received proceeds, net of costs of $275.1 million. The Company recorded additional paid-in capital of $240.7 million and a noncontrolling interest of $34.4 million which represented 39.2% of the net book value of RNP. As a result of the Offering, there was no change in control and, there was no step up in accounting basis of assets or gain recognized.

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

On May 1, 2013, the Company acquired all of the capital stock of Fulghum Fibres, Inc. (“Fulghum”). Upon the closing of this transaction (the “Fulghum Acquisition”), Fulghum became a wholly-owned subsidiary of the Company. Fulghum provides high-quality wood chipping and wood yard operations services, and produces and sells wood chips to the pulp, paper and packaging industry. Through Fulghum and its subsidiaries, the Company now operates 32 wood chipping mills, of which 26 are located in the United States, five in Chile and one in Uruguay. Noncontrolling interests of $4.0 million represent the non-acquired ownership interests in the subsidiaries located in Chile and Uruguay as of May 1, 2013. During the calendar year 2013, Fulghum acquired an additional equity interest of approximately 13% in the subsidiary located in Chile. Fulghum currently owns approximately 88% and 87% of the equity interests in the subsidiaries located in Chile and Uruguay, respectively. For information on the Fulghum Acquisition refer to Note 3 — Fulghum Acquisition.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Each of Fulghum’s United States mills typically operates under an exclusive processing agreement with a single customer. Under each agreement, the customer is responsible for procuring and delivering wood, and Fulghum is paid a processing fee based on tons processed, with minimum and maximum fees tied to volumes. In most cases, if the customer fails to deliver the minimum contracted log volume for processing, it must pay a shortage fee to Fulghum. Generally, under the terms of the Company’s processing agreements, customers have the option to purchase the mill equipment for a pre-negotiated amount (which decreases over time) and, in some cases, customers have the option to acquire the land. Fulghum’s Chilean operations also include the sale of wood chips for export and the local sale of bark for power production. In both situations, the wood is purchased by Fulghum.

In connection with the Fulghum Acquisition, the Company entered into a joint venture with Graanul Invest AS (“Graanul”), a European producer of wood pellets, for the potential development and construction of, and investment in, wood pellet plants in the United States and Canada. The Company and Graanul each own 50% equity interests in the joint venture (the “Rentech/Graanul JV”) which is accounted for under the equity method. The two facilities under development in Eastern Canada will not be owned by the Rentech/Graanul JV. For the year ended December 31, 2013, the Rentech/Graanul JV’s loss, which is shown as equity in loss of investee in the consolidated statements of operations, was approximately $0.2 million.

The Company is developing two facilities in Eastern Canada to produce and sell wood pellets for use as renewable fuel to produce electricity. See Note 8 — Property, Plant and Equipment for a description of the two facilities and Note 13 — Commitments and Contingencies for major contracts and commitments for this business segment.

The Company decided to exit the energy technologies business as a direct result of the high projected cost to develop the technologies and deploy them at commercial scale, in combination with the lower projected returns on such investments as energy prices in the United States dropped due to the advent of hydraulic fracturing and other factors, as well as the failure of, and reductions in, government incentives and regulations intended to support the development of alternative energy, particularly within the United States. See Note 22 — Subsequent Events regarding the proposed sale of the Company’s energy technologies.

Change in Fiscal Year End and Basis of Presentation

On February 1, 2012, the Company changed its fiscal year end from September 30 to December 31. References to any of the Company’s calendar years mean the twelve-month period ended December 31 of that calendar year. References to the Company’s fiscal year mean the fiscal year ended September 30, 2011. The statement of operations for the calendar year ended December 31, 2011 was derived by deducting the statement of operations for the three months ended December 31, 2010 from the statement of operations for the fiscal year ended September 30, 2011 and then adding the statement of operations for the three months ended December 31, 2011. The statements of operations for calendar year ended December 31, 2011 and the three months ended December 31, 2010, while not required, are presented for comparison purposes. Financial information in these notes with respect to calendar year 2011 and the three months ended December 31, 2010 is unaudited.

The Company identified errors that impacted product sales and cost of sales for the year ended December 31, 2012. The impact of correcting these errors in 2013 increased operating income by $0.2 million. Management does not believe the impact of these errors was material to 2013 or any previously issued financial statements.

Discontinued Operations

Activity related to discontinued operations in 2012 represents final settlement of activity and balances related to a business discontinued in 2005.

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

Subsequent Events

The Company has evaluated events occurring between December 31, 2013 and the date of these financial statements to ensure that such events are properly reflected in these statements.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

East Dubuque and Pasadena Policy

Product sales revenues from the Fertilizer Facilities are recognized when customers take ownership upon shipment from the Fertilizer Facilities, the East Dubuque Facility’s leased facility or the Pasadena Facility’s distributors’ facilities and (i) assumes risk of loss, (ii) there are no uncertainties regarding customer acceptance, (iii) collection of the related receivable is probable, (iv) persuasive evidence of a sale arrangement exists and (v) the sales price is fixed or determinable. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Natural gas, though not purchased for the purpose of resale, is occasionally sold by the East Dubuque Facility when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales. Natural gas sales were approximately $3.4 million, $1.1 million and $0.1 million for 2013, 2012 and 2011, respectively.

East Dubuque Contracts

On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation (“RDC”), entered into a Distribution Agreement (the “Distribution Agreement”) with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium U.S.A., Inc. (“Agrium”), and RDC similarly assigned the agreement to REMC, prior to its conversion into RNLLC. The Distribution Agreement is for a 10 year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Facility, and to purchase from RNLLC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. Under the Distribution Agreement, Agrium is appointed as the exclusive distributor for the sale, purchase and resale of nitrogen products manufactured at the East Dubuque Facility. Sale terms are negotiated and approved by RNLLC. Agrium bears the credit risk on products sold through Agrium pursuant to the Distribution Agreement. If an agreement is not reached on the terms and conditions of any proposed Agrium sale transaction, RNLLC has the right to sell to third parties provided the sale is on the same timetable and volumes and at a price not lower than the one proposed by Agrium. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, the Distribution Agreement accounted for 79%, 83%, 92% and 83%, respectively, of net revenues from product sales for the East Dubuque Facility. Receivables from Agrium accounted for 84% and 73% of the total accounts receivable balance of the East Dubuque Facility as of December 31, 2013 and 2012, respectively. RNLLC negotiates sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.

Under the Distribution Agreement, the East Dubuque Facility pays commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current maximum rate of 5%. For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, the effective commission rate associated with sales under the Distribution Agreement was 3.6%, 2.7%, 2.6% and 4.3%, respectively. The commission expense was recorded in cost of sales for all periods.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Pasadena Contracts

RNPLLC sells substantially all of its products through marketing and distribution agreements. Pursuant to an exclusive marketing agreement RNPLLC has entered into with Interoceanic Corporation (“IOC”), IOC has the exclusive right and obligation to market and sell all of the Pasadena Facility’s ammonium sulfate product. Under the marketing agreement, IOC is required to use commercially reasonable efforts to market the product to obtain the most advantageous price. RNPLLC compensates IOC for transportation and storage costs relating to the ammonium sulfate product it markets through the pricing structure under the marketing agreement. The marketing agreement has a term that ends December 31, 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 210 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. During the calendar year ended December 31, 2013 and the period beginning November 1, 2012 through December 31, 2012, the marketing agreement with IOC accounted for 100% of the Pasadena Facility’s revenues from the sale of ammonium sulfate. In addition, RNPLLC has an arrangement with IOC that permits RNPLLC to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of the Pasadena Facility’s ammonium sulfate. This arrangement currently is not governed by a written contract. RNPLLC also has marketing and distribution agreements to sell other products that automatically renew for successive one year periods.

Fulghum Fibres Contracts

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

Deferred Revenue

A significant portion of the revenue recognized during any period may be related to product prepayment contracts or products stored at IOC facilities, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of December 31, 2013 and 2012, deferred revenue was approximately $21.6 million and $29.7 million, respectively. At the East Dubuque Facility, the Company records a liability for deferred revenue to the extent that payment has been received under product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. At the Pasadena Facility, IOC pre-pays a portion of the sales price for shipments received into its storage facilities which is recorded as deferred revenue. The Company recognizes revenue related to the product prepayment contracts or products stored at IOC facilities and relieves the liability for deferred revenue when products are shipped (including shipments to end customers from IOC facilities).

Cost of Sales

Cost of sales are comprised of manufacturing costs related to the Company’s fertilizer products and processing costs for services. Cost of sales expenses include direct materials (such as natural gas, ammonia, sulfur and sulfuric acid), direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery, electricity and other costs, including shipping and handling charges incurred to transport products sold.

The Company enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. The Company anticipates that it will physically receive the contract quantities and use them in the production of fertilizer. The Company believes it is probable that the counterparties will fulfill their contractual obligations when executing these contracts. Natural gas purchases, including the cost of transportation to the East Dubuque Facility, are recorded at the point of delivery into the pipeline system.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Accounting for Derivative Instruments

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

The Company elects the normal purchase normal sale exemption for the Company’s commodity-based derivative instruments. As such, the Company does not recognize the unrealized gains or losses related to these derivative instruments in its consolidated financial statements. For interest rate swaps, RNP did not use hedge accounting; however, RNP reflected the instruments at fair value and any change in value was recorded in other expense, net on the consolidated statement of operations. RNP terminated the interest rate swaps in calendar year 2013.

Research and Development Expenses

Research and development expenses included direct materials, direct labor, indirect labor, fringe benefits, third-party consultants and other costs incurred to develop and refine certain technologies employed in the Company’s energy technologies segment. These costs are expensed as incurred.

Cash

The Company has checking and savings accounts with major financial institutions. At times balances with these institutions may be in excess of federally insured limits.

Accounts and Other Receivables

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

At December 31, 2013, the Company has recorded an insurance receivable of approximately $1.7 million for losses incurred at a November 2013 fire at the East Dubuque Facility. The receivable is not in dispute, and recovery is probable due to a legally enforceable insurance policy.

Inventories

Inventories consist of raw materials and finished goods within the Company’s East Dubuque, Pasadena and Fulghum Fibres segments. The primary raw material used by the East Dubuque Facility in the production of its nitrogen products is natural gas. The primary raw materials used by the Pasadena Facility in the production of its products are ammonia and sulfur. Raw materials also include certain chemicals used in the manufacturing process. Fulghum Fibres’ raw materials inventory consists of purchased roundwood to be chipped at its South American mills. Finished goods include the products stored at the Fertilizer Facilities that are ready for shipment along with any inventory that may be stored at remote facilities, and Fulghum Fibres’ processed wood chips. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred. At December 31, 2013 and 2012, inventories on the consolidated balance sheets included depreciation of approximately $1.2 million and $1.0 million, respectively.

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. On at least a quarterly basis, the Company performs an analysis of its inventory balances to determine if the carrying amount of inventories exceeds its net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, except for platinum catalyst, as follows:

Type of Asset	Estimated Useful Life
Building and building improvements	4-40 years
Land improvements	5-20 years
Machinery and equipment	7-22 years
Furniture, fixtures and office equipment	3-10 years
Computer equipment and software	2-5 years
Vehicles	2-15 years
Leasehold improvements	Useful life or remaining lease term whichever is shorter
Ammonia catalyst	3-10 years
Platinum catalyst	Based on units of production

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

Spare parts are maintained by the Fertilizer Facilities to reduce the length of possible interruptions in plant operations from an infrastructure breakdown at the Fertilizer Facilities. The spare parts may be held for use for years before the spare parts are used. As a result, they are capitalized as a fixed asset at cost. When spare parts are utilized, the book values of the assets are charged to earnings as a cost of production. Periodically, the spare parts are evaluated for obsolescence and impairment and if the value of the spare parts is impaired, it is charged against earnings.

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

The Company has recorded asset retirement obligations (“AROs”) related to future costs associated with (i) the removal of contaminated material at the former phosphorous plant at the Pasadena Facility and handling, (ii) disposal of asbestos at the East Dubuque Facility and (iii) removal of machinery and equipment at Fulghum mills on leased property. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The liability at December 31, 2013 and 2012 was approximately $3.0 million and $3.1 million.

Construction in Progress

The Company tracks project development costs and capitalizes those costs after a project has completed the scoping phase and enters the feasibility phase. The most significant projects under construction are the Wawa and Atikokan facilities at December 31, 2013. The Company also capitalizes costs for improvements to the existing machinery and equipment at the Fertilizer Facilities and certain costs associated with the Company’s information technology initiatives. Interest incurred on development and construction projects is capitalized until construction is complete. The Company does not depreciate construction in progress costs until the underlying assets are placed into service.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Property Held for Sale

Property held for sale represents long lived assets that management has committed to a plan to sell and has taken actions to do so and the sale is expected within the next year. During the calendar year ended December 31, 2013, the Company reclassified the PDU from property, plant and equipment to property held for sale on its consolidated balance sheet. The PDU is available for immediate sale and is being actively marketed for sale. During the year ended December 31, 2012, the Company reflected the property located in Natchez, Mississippi (the “Natchez Property”) as held for sale and on August 15, 2013, the Company sold it for net proceeds of approximately $8.6 million. This transaction resulted in a gain on sale of approximately $6.3 million. As of December 31, 2013, property held for sale only includes the PDU. Both properties were included in the energy technologies segment.

Acquisition Method of Accounting

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, that assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date. The Company has recognized goodwill and intangibles related to its acquisitions as described in Note 3 — Fulghum Acquisition and Note 4 — Agrifos Acquisition. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. The Company tests goodwill assets for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. The analysis of the potential impairment of goodwill is a two step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena and Fulghum reporting units is based upon various assumptions and is based on the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”). The Income Approach valuation method requires the Company to make projections of revenue and operating costs over a multi-year period. Additionally, the Company made an estimate of a weighted average cost of capital that a market participant would use as a discount rate.

If the fair value of the reporting unit is less than its carrying value, step two of the impairment test is performed. Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment. See Note 9 — Goodwill.

Intangible Assets

Intangible assets arose in conjunction with the Fulghum Acquisition and Agrifos Acquisition (See Note 3 — Fulghum Acquisition and Note 4 — Agrifos Acquisition). Fulghum’s intangible assets consist of trade names and processing agreements to provide high-quality wood chipping and wood yard operations services to its customers. Acquired trade names were assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Acquired trade names are not amortized but are subject to an annual test for impairment and in between annual tests when events or circumstances indicate that the carrying value may not be recoverable.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Intangible assets consist of the following at December 31, 2013 and 2012 (amounts in thousands):

	2013	2012	Average Life
Trade names	$5,496	$—	Indefinite
Wood chip processing agreements	29,765	—	1-17
Off-take contract	2,811	—	10
Technologies to produce fertilizers	23,680	23,680	20
Fertilizer marketing agreements	3,088	3,088	1.5

Intangibles, gross	$64,840	$26,768
Less: accumulated amortization	(5,110)	(583)

Intangibles, net	$59,730	$26,185

The amortization of the assets will result in amortization expense of approximately $4.3 million in 2014 and $4.4 million for each of the next four years thereafter.

We also have unfavorable processing agreements in the amount of approximately $4.1 million, which are included in other liabilities both current and long term. These agreements along with processing agreements recorded in intangible assets are amortized over the economic benefit.

Costs for patents on intellectual property are capitalized and amortized using the straight-line method over the remaining lives of the patents. The cost of patents was $11.9 million with accumulated amortization of $2.0 million at December 31, 2011. The Company recorded $1.4 million, $0.3 million and $1.0 million in amortization expense for the calendar year ended December 31, 2012, the three months ended December 31, 2011, and the fiscal year ended September 30, 2011, respectively. See Note 10 — Impairments.

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

The Company recognizes in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained, based on the technical merits of the position. The Company performs a comprehensive review of its material tax positions in accordance with the applicable guidance.

Net Income (Loss) Per Common Share Allocated To Rentech

Basic net income (loss) per common share allocated to Rentech is calculated by dividing net income (loss) allocated to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share allocated to Rentech is calculated by dividing net income (loss) allocated to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and using the “if converted” method for the convertible debt if their inclusion would not have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period from non-owner sources. To date, accumulated other comprehensive income (loss) is primarily comprised of adjustments to the defined benefit pension plans and the postretirement benefit plans and foreign currency translation.

Variable Interest Entities

The Company may enter into joint ventures or make investments with business partners that support its underlying business strategy and provide it the ability to enter new markets. In certain instances, an entity in which the Company may make an investment may qualify as a variable interest entity (“VIE”). If the Company determines that it is the primary beneficiary of an entity, it must consolidate that entity’s operations. Determination of the primary beneficiary focuses on determining which variable interest holder has the power to direct the most significant activities of the VIE. The Company has currently no VIEs.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

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

Note 3 — Fulghum Acquisition

On May 1, 2013, the Company acquired all of the capital stock of Fulghum. The preliminary purchase price consisted of approximately $64.2 million of cash, including approximately $3.3 million used to retire certain debt of Fulghum at closing. The amount of the purchase price is subject to certain potential post-closing adjustments set forth in the stock purchase agreement.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The Company’s preliminary purchase price allocation as of May 1, 2013 is as follows (amounts in thousands):

Cash	$10,137
Accounts receivable	3,936
Inventories	2,389
Prepaid expenses and other current assets	952
Other receivables, net	5,435
Property, plant and equipment	94,382
Intangible assets (Trade name - $5,496 and Processing agreements - $29,765)	35,261
Goodwill	29,932
Other assets	2,974
Accounts payable	(6,547)
Accrued liabilities	(5,823)
Customer deposits	(1,059)
Asset retirement obligation	(178)
Credit facility and loans	(61,865)
Unfavorable processing agreements	(6,496)
Deferred income taxes	(35,262)
Noncontrolling interests	(4,000)

Total preliminary purchase price	$64,168

Long-term deferred tax liabilities and other tax liabilities result from identifiable tangible and intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist. As part of purchase accounting for Fulghum, we recorded additional deferred tax liabilities of approximately $15.8 million attributable to identifiable tangible and intangible assets.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The final purchase price and the allocation thereof will not be known until the final working capital adjustments are performed and a review of various tax issues is completed.

The operations of Fulghum are included in the consolidated statement of operations effective May 1, 2013. During the calendar year ended December 31, 2013, the Company recorded revenue and net income related to Fulghum of approximately $63.0 million and $7.0 million, respectively. Acquisition related costs for this acquisition totaled approximately $1.5 million and have been included in the consolidated statements of operations within selling, general and administrative expense.

Note 4 — Agrifos Acquisition

On November 1, 2012, the Company acquired all of the membership interest of Agrifos. The purchase price for Agrifos and its subsidiaries consisted of an initial purchase price of $136.3 million in cash, less working capital adjustments, and $20.0 million in common units representing limited partnership interests in RNP (the “Common Units”), which reduced the Company’s ownership interest in RNP at the time from 60.8% to 59.9%, as well as potential earn-out consideration of up to $50.0 million to be paid in Common Units or cash at RNP’s option based on the amount by which the two-year Adjusted EBITDA, as defined in the Purchase Agreement, of the Pasadena Facility exceeds certain thresholds. Among other terms, the Seller is required to indemnify us for a period of six years after the closing for certain environmental matters relating to the Pasadena Facility, which indemnification obligations are subject to important limitations including a deductible and an overall cap. We deposited with an escrow agent in several escrow accounts a portion of the initial consideration consisting of an aggregate of $7.25 million in cash, and 323,276 Common Units, representing a value of $12.0 million, which amounts may be used to satisfy certain indemnity claims upon the occurrence of certain events. Any earn-out consideration would be paid after April 30, 2015 and the completion of the relevant calculations in either common units or cash at RNP’s option.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date.

The purchase price consisted of the following (amounts in thousands):

Cash (through borrowings under a previous credit agreement) less working capital adjustments	$136,308
Fair market value of 538,793 Common Units issued	20,000
Estimate of potential earn-out consideration(1)	4,920

Total purchase price	$161,228

(1)	The amount of earn-out consideration reflected in the table above reflects the Company’s estimate, as of November 1, 2012, of the amount of the earn-out consideration RNP will be required to pay pursuant to the Purchase Agreement, as defined in Note 6 — Fair Value. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. As of December 31, 2013, the fair value of the potential earn-out consideration was $0.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

RNP’s final purchase price allocation as of November 1, 2012 is as follows (amounts in thousands):

Cash	$2,622
Accounts receivable	3,204
Inventories	30,373
Prepaid expenses and other current assets	566
Property, plant and equipment	68,688
Construction in progress	7,011
Intangible assets (Technology—$23,680 and Marketing Agreement—$3,088)	26,768
Goodwill	57,231
Other assets	73
Accounts payable	(10,638)
Accrued liabilities	(6,640)
Customer deposits	(13,301)
Asset retirement obligation	(2,776)
Other long-term liabilities	(1,953)

Total purchase price	$161,228

During the calendar year ended December 31, 2013, RNP and the Seller finalized the working capital adjustments which resulted in an increase in the preliminary purchase price of approximately $0.3 million. The working capital adjustments receivable was recorded separately from the purchase price allocation shown above. The finalization and recording of the cash receipt resulted in cash increasing by approximately $2.2 million and other receivables decreasing by approximately $2.5 million. During the calendar year ended December 31, 2013, RNP recognized adjustments to the preliminary purchase price allocation with an increase in fair value to goodwill of approximately $0.6 million and accrued liabilities of approximately $0.3 million.

The operations of Agrifos are included in the consolidated statement of operations effective November 1, 2012. During the calendar year ended December 31, 2012, the Company recorded revenue and net loss related to Agrifos of approximately $37.4 million and $2.6 million, respectively. Acquisition related costs for this acquisition totaled approximately $4.1 million for the calendar year ended December 31, 2012 and have been included in the consolidated statements of operations within selling, general and administrative expense.

Note 5 — Pro Forma Information

The unaudited pro forma information has been prepared as if the Fulghum Acquisition and the Agrifos Acquisition, as defined in Note 3 — Fulghum Acquisition and Note 4 — Agrifos Acquisition, had taken place on January 1, 2012. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transactions actually taken place on January 1, 2012, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Calendar Year Ended December 31, 2013
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$374,855	$36,683	$411,538
Net income (loss)(1)	$38	$(27,332)	$(27,294)
Net loss attributable to Rentech	$(1,532)	$(27,467)	$(28,999)
Basic net loss per common share attributable to Rentech	$(0.01)	$(0.12)	$(0.13)
Diluted net loss per common share attributable to Rentech	$(0.01)	$(0.12)	$(0.13)

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

	For the Calendar Year Ended December 31, 2012
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$261,925	$226,346	$488,271
Net income(1)	$27,687	$29,137	$56,824
Net income (loss) attributable to Rentech	$(14,000)	$29,573	$15,573
Basic net income (loss) per common share attributable to Rentech	$(0.06)	$0.13	$0.07
Diluted net income (loss) per common share attributable to Rentech	$(0.06)	$0.13	$0.07

(1)	As discussed in Note 18 — Income Taxes, during the calendar year ended December 31, 2013, there was a release of a valuation allowance resulting from recording deferred tax liabilities from the Fulghum Acquisition. Since the pro forma information is presented as if the transaction had taken place on January 1, 2012, the release of the valuation allowance is included in the pro forma results for the calendar year ended December 31, 2012 and excluded from the pro forma results for the calendar year ended December 31, 2013.

Note 6 — Fair Value

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

Fair values of cash, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities are assumed to approximate carrying value since they are short term and can be settled on demand.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The following table presents the financial instruments that require fair value disclosure as of December 31, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
RNP Notes	$318,400	$—	$—	$320,000
Fulghum debt	—	45,970	—	47,452
RNHI Revolving Loan	—	50,000	—	50,000
QS Construction Facility	—	4,527	—	4,527
Earn-out consideration	—	—	1,544	1,544

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Credit facilities and term loan	$—	$193,290	$—	$193,290
Interest rate swaps	—	929	—	929
Earn-out consideration	—	—	4,920	4,920

RNP Notes

The RNP Notes, as defined in Note 11 — Debt, are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

Fulghum Debt

Fulghum debt, as defined in Note 11 — Debt, is deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value was determined by management using an independent, third party valuation company.

RNHI Revolving Loan

The RNHI Revolving Loan, as defined in Note 11 — Debt, is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. It is concluded that the carrying value of the RNHI Revolving Loan approximates the fair value of such loan as of December 31, 2013 because of the floating nature of the interest rate and the fact that the Company’s credit worthiness has not changed since the loan was issued.

QS Construction Facility

The QS Construction Facility, as defined in Note 11 — Debt, is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. To determine the fair value, the Company reviewed the current market interest rates of similar borrowing arrangements. It was concluded that the carrying value of the QS Construction Facility approximates the fair value of the obligation at December 31, 2013 because of the floating nature of the interest rate and the fact that the Company’s credit worthiness has not changed since the QS Construction Facility was established.

Credit Facilities and Term Loan

The credit facilities and term loan were deemed to be Level 2 financial instruments because the measurement was based on observable market data. RNP used part of the proceeds from the offering of the RNP Notes to repay in full and terminate the Second 2012 Credit Agreement, as defined in Note 11 — Debt, and related interest rate swaps.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Interest Rate Swaps

In 2012, RNLLC entered into two forward starting interest rate swaps in notional amounts which covered a portion of its outstanding borrowings. The interest rate swaps were deemed to be Level 2 financial instruments because the measurements were based on observable market data. RNP used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month and three-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The change in fair value was recorded in other expense, net on the consolidated statement of operations. The realized loss represents the cash payments required under the interest rate swaps.

Net loss on interest rate swaps:

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Realized loss	$(24)	$(22)
Unrealized gain (loss)	17	(929)

Total net loss on interest rate swaps	$(7)	$(951)

During the calendar year ended December 31, 2013, RNP paid approximately $0.9 million to terminate the interest rate swaps as described above

Earn-out Consideration

The earn-out consideration relates to potential additional consideration the Company may be required to pay under the Purchase Agreement relating to the Agrifos Acquisition. The earn-out consideration related to the Agrifos Acquisition is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Purchase Agreement, over a two year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of the Company’s products and feedstocks, as well as product profitability and production. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. For the calendar year ended December 31, 2013, the fair value of the liability decreased by approximately $4.9 million. At December 31, 2013, the fair value of the potential earn-out consideration relating to the Agrifos Acquisition was $0. The decrease in fair value was a result of lower than expected profitability in 2013 due primarily to unfavorable weather and increased Chinese exports, as well as a reduced outlook for longer-term profitability due to reduced levels of nitrogen fertilizer prices. Due to an unusually wet spring, there was a shortened planting season which resulted in lower ammonium sulfate revenues during the calendar year ended December 31, 2013. In addition, significant volumes of urea were exported from China and this supply suppressed global urea and other nitrogen fertilizer prices.

At December 31, 2013, the earn-out consideration also includes approximately $1.5 million of potential earn-out consideration relating to the Atikokan Project, as defined in Note 8 — Property, Plant and Equipment. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Project, over a ten year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production. The Company provided a loan to the sellers of approximately $0.9 million, which will be repayable from any earn-out consideration.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the year ended December 31, 2013 and 2012.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Note 7 — Inventories

Inventories consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Finished goods	$27,638	$21,756
Raw materials	7,448	5,269
Other	290	115

Total inventory	$35,376	$27,140

During the year ended December 31, 2013, the Company wrote down the value of the Pasadena Facility’s ammonium sulfate, sulfur and sulfuric acid inventory by $12.4 million to market value. This expense is reflected in cost of goods sold.

Note 8 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Land and land improvements	$26,149	$22,988
Buildings and building improvements	33,096	27,120
Machinery and equipment and catalysts	334,645	135,636
Furniture, fixtures and office equipment	1,137	1,085
Computer equipment and computer software	7,977	5,981
Vehicles	4,624	309
Leasehold improvements	2,348	114
Other	210	210

	410,186	193,443
Less: accumulated depreciation	(75,526)	(59,248)

Total property, plant and equipment, net	$334,660	$134,195

Construction in progress consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
East Dubuque Facility	2,195	52,435
Pasadena Facility	31,335	8,512
Fulghum Fibres	273	—
Wawa Project	17,007	—
Atikokan Project	8,458	—
Other	868	470

Total construction in progress	$60,136	$61,417

The construction in progress balance at December 31, 2013 and 2012 includes approximately $0.8 million and $0.9 million of capitalized interest costs, respectively.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

On May 13, 2013, the Company acquired an idled oriented strand board processing mill from Weyerhaeuser Corporation in Wawa, Ontario, Canada for approximately $5.5 million. The Company is in the process of converting the mill to a wood pellet facility with the capacity to produce approximately 450,000 metric tons of wood pellets annually (the “Wawa Project”). Also, on June 7, 2013, the Company acquired a former particle board processing mill from Atikokan Renewable Fuels in Atikokan, Ontario, Canada. The Company is in the process of converting the mill to a wood pellet facility with the capacity to produce approximately 90,000 metric tons of wood pellets annually (the “Atikokan Project”). The initial purchase price for the Atikokan Project was approximately $3.8 million in cash plus potential earn-out consideration. The earn-out consideration will equal 7% of EBITDA of the Atikokan Project, as defined in the asset purchase agreement for the Atikokan Project, over a ten-year period. In addition to the initial purchase price, the Company provided a loan to the sellers of approximately $0.9 million, which is repayable from any earn-out consideration. Both the Wawa and Atikokan Projects were accounted for as asset purchases.

Note 9 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2011	$7,209
Agrifos Acquisition	56,592
Goodwill impairment – energy technologies	(7,209)

Balance at December 31, 2012	$56,592
Increase attributable to Pasadena	639
Fulghum Acquisition	29,932
Goodwill impairment – Pasadena	(30,029)

Balance at December 31, 2013	$57,134

The inventory impairment (see Note 7 — Inventories), negative gross margin and EBITDA in the calendar year ended December 31, 2013 and revised cash flow projections developed during the calendar year ended December 31, 2013 indicated that an impairment of the goodwill related to the Pasadena Facility was probable. See Note 10 — Impairments.

The goodwill resulting from the Agrifos Acquisition is deductible for tax purposes, while the goodwill from the Fulghum Acquisition is not deductible for tax purposes.

Note 10 — Impairments

Calendar Year 2013

During the calendar year, the Company incurred an approximate of $12.4 million write-down of ammonium sulfate, sulfur and sulfuric acid inventory to market value primarily due to lower market prices of ammonium sulfate. This expense is reflected in product cost of sales.

Ammonium sulfate is the primary product of the Pasadena Facility. Results for the calendar year ended December 31, 2013 and our projections of future cash flow from the production and sale of this product are worse than the results originally projected in late 2012, when the Company acquired Agrifos. The expected results and cash flows as of 2012 were utilized to allocate the purchase price of the Agrifos Acquisition, as described in Note 4 – Agrifos Acquisition. The primary cause of the reduction in the estimated fair value of the Pasadena reporting unit is the decline in the cash flow expected to be generated from the sale of ammonium sulfate, compared to the expectations at the time of the acquisition. A major cause of the lower expected cash flows is a decline in the level of prices, and expected prices, for nitrogen fertilizer caused by, among other things, lower corn prices, poor weather conditions for fertilizer application throughout the United States in 2013 and increased supply of urea from China.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Factors that affect cash flows include, but are not limited to, product prices; product transportation costs; product sales volumes; feedstock prices and availability; labor, maintenance, and other operating costs; required capital expenditures, and plant productivity. The Pasadena Facility generated negative EBITDA during the calendar year ended December 31, 2013. EBITDA is currently expected to be positive in 2014, but the current projection is well below the projection at the time of the acquisition, and is based on current and projected levels of prices for the products of, and inputs for, the Pasadena Facility. Current and projected prices for the products and inputs are below the levels at the time of the acquisition, yielding expectations for lower variable dollar margins per ton of product, even though percentage margins are expected to be consistent with those at the time of the acquisition because the prices of ammonium sulfate and its major raw materials have dropped by similar percentages. Lower dollar variable margins provide fewer dollars per ton sold to cover the fixed costs of the facility, resulting in reduced expectations of cash generated by the facility in a lower-price environment. In addition, the Pasadena Facility’s production has been lower than expected due to plant outages, and costs have been higher than expected due to higher maintenance expense.

Based upon its analysis of the value of the Pasadena reporting unit using the Income Approach, the Company recorded an estimated impairment to goodwill of $30.0 million during the quarter ended September 30, 2013. During the fourth quarter the Company performed a “step 2” analysis of goodwill and determined no adjustment to the initial goodwill impairment charge was necessary. There are significant assumptions involved in determining a goodwill impairment charge, which includes discount rates, terminal growth rates, future prices of end products and raw materials, terminal values and production volumes. The various valuation methods used (income approach, replacement cost, market approach) are also weighted in determining fair market value. Changes to any of these assumptions could increase or decrease the fair value of the Pasadena reporting unit. At December 31, 2013 the fair value of the Pasadena reporting unit is essentially equal to its carrying value and any adverse change to the critical assumptions used to measure discounted cash flows could result in a diminution in fair value that may result in additional goodwill impairment charges. If gross margins on sales of products were to decline 5 percent from our expectations, an impairment charge of approximately $15.0 million would be required at December 31, 2013. If the discount rate were to increase by 100 basis points from our expectations, an impairment charge of approximately $16.5 million would be required at December 31, 2013.

Calendar Year 2012

The Company recorded intangibles related to the acquisition of two subsidiaries in its energy technology segment. The Company expected that these assets would be used in various development projects with unrelated parties. During the calendar year 2012 the Company determined, based upon the status of negotiations with third parties to fund development of projects using the technologies, that the likelihood of future cash flows were significantly diminished. The Company concluded, based on the high degree of uncertainty and low probability of completion of these projects, that the intangibles were impaired. As a result, the Company impaired the net book value of the intangibles in the amounts of approximately $16.0 million.

Fiscal Year 2011

Prior to the fourth quarter of the fiscal year ended September 30, 2011, the Company’s energy technologies segment had under development three projects for which it had capitalized certain construction work in process and other development costs. These projects included a biomass project in Rialto, California (the “Rialto Project”), a coal to liquid project at the Natchez Property (the “Natchez Project”) and a renewable energy project in Port St. Joe, Florida (the “Port St. Joe Project”).

In the fourth quarter of the fiscal year ended September 30, 2011 the Company revised its strategy for commercialization of its alternative energy technologies to include reduced spending on research and development and pursuit of projects that are smaller and require less capital to be invested by Rentech than those recently under development by the Company. Rentech believed that project financing for the Rialto Project and the Port St. Joe Project would not be available, and the Company would not be moving forward with the projects. As a result, Rentech impaired capitalized costs associated with the projects in its consolidated financial statements for the period ending September 30, 2011. The loss on impairment for the Rialto Project represented the total costs of the project. The loss on impairment for the Port St. Joe Project represented the total costs of the project less the elimination of the contingent consideration liability of approximately $1.6 million.

The Company has also concluded that project financing for its large Natchez Project was not available, and the Company’s future development efforts at its Natchez Property would focus on pursuing smaller projects that would use biomass or natural gas as feedstocks, not on the Natchez Project. As a result, Rentech impaired capitalized costs associated with its development of the Natchez Project in its consolidated financial statements for the period ending September 30, 2011. The loss on impairment for the Natchez Project represented the total costs of the project less the appraised value of the property, which the Company owns, of approximately $2.5 million.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The financial impact recorded in the fiscal year ended September 30, 2011 statement of operations is as follows:

Project	Loss on Impairments
(in thousands)
Rialto Project	$(27,238)
Natchez Project	(26,645)
Port St. Joe Project	(4,806)
Miscellaneous	(53)

Total	$(58,742)

Note 11 — Debt

The Company’s debt obligations at December 31, 2013 consist of $320.0 million of RNP Notes, $47.0 million of Fulghum debt and $50 million of RNHI Revolving loan as defined below. The Company’s debt obligations at December 31, 2012 consisted of approximately $193.3 million in outstanding advances under its Second 2012 Credit Agreement, as defined below. Debt premium, discount and issuance expenses incurred in connection with financing are deferred and amortized on a straight line basis.

First 2012 Credit Agreement

On February 28, 2012, RNLLC entered into a credit agreement (the “First 2012 Credit Agreement”). The First 2012 Credit Agreement consisted of (i) a $100.0 million multiple draw term loan, and (ii) a $35.0 million revolving facility.

Second 2012 Credit Agreement

On October 31, 2012, RNLLC, RNP, RNPLLC and certain subsidiaries of RNPLLC entered into a new credit agreement (the “Second 2012 Credit Agreement”). The Second 2012 Credit Agreement amended, restated and replaced the First 2012 Credit Agreement. The Second 2012 Credit Agreement consisted of (i) a $110.0 million multiple draw term loan (the “CapEx Facility”) to be used by RNP and its subsidiaries for expansion projects and general partnership purposes, (ii) a $155.0 million term loan to fund the Agrifos Acquisition and (iii) the $35.0 million revolving credit facility (the “2012 Revolving Credit Facility”).

The Second 2012 Credit Agreement had a maturity date of October 31, 2017. Borrowings under the Second 2012 Credit Agreement bore interest at a rate equal to an applicable margin plus, at RNLLC’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that was two business days prior to the first day of such interest period. The applicable margin for borrowings under the Second 2012 Credit Agreement was 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. Additionally, RNLLC were required to pay a fee to the lenders under the CapEx Facility on the undrawn available portion at a rate of 0.75% per annum and a fee to the lenders under the 2012 Revolving Credit Facility on the undrawn available portion at a rate of 0.50% per annum. RNLLC also was required to pay customary letter of credit fees on issued letters of credit.

RNP Notes Offering

On April 12, 2013, RNP and Rentech Nitrogen Finance Corporation, a wholly-owned subsidiary of RNP (“Finance Corporation” and collectively with RNP, the “Issuers”), issued $320.0 million of 6.5% second lien senior secured notes due 2021 (the “RNP Notes”) to qualified institutional buyers and non-United States persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The RNP Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears with the first interest payment made on October 15, 2013. The RNP Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. RNP used part of the net proceeds from the offering to repay in full and terminate the Second 2012 Credit Agreement and related interest rate swaps, and intends to use the remaining proceeds to pay for expenditures related to its expansion projects and for general partnership purposes.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The RNP Notes are fully and unconditionally guaranteed, jointly and severally, by each of RNP’s existing domestic subsidiaries, other than Finance Corporation. In addition, the RNP Notes and the guarantees thereof are collateralized by a second priority lien on substantially all of RNP’s and the guarantors’ assets, subject to permitted liens.

The Issuers may redeem some or all of the RNP Notes at any time prior to April 15, 2016 at a redemption price equal to 100% of the principal amount of the RNP Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. At any time prior to April 15, 2016, RNP may also, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the RNP Notes issued with the net proceeds of certain equity offerings at 106.5% of the principal amount of the RNP Notes, plus accrued and unpaid interest, if any, to the date of redemption. On or after April 15, 2016, RNP may redeem some or all of the RNP Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date.

2013 RNP Credit Agreement

On April 12, 2013, RNP and Finance Corporation (collectively the “Borrowers”) entered into a new credit agreement (the “2013 RNP Credit Agreement”). The 2013 RNP Credit Agreement consists of a $35.0 million senior secured revolving credit facility (the “RNP Credit Facility”). The Borrowers may use the 2013 RNP Credit Agreement to fund their working capital needs, to fund capital expenditures, to issue letters of credit and for other general partnership purposes. The 2013 RNP Credit Agreement also includes a $10.0 million letter of credit sublimit. The commitment under the RNP Credit Facility may be increased by up to $15.0 million upon the Borrowers’ request at the discretion of the lenders and subject to certain customary requirements. As of December 31, 2013, borrowings under the RNP Credit Facility were strictly limited if RNP exceeded a Secured Leverage Ratio of 3.75 to 1.00. As of December 31, 2013, RNP’s Secured Leverage Ratio was 4.71 to 1.00, and at such time there were no outstanding advances under the RNP Credit Facility.

Borrowings under the 2013 RNP Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Borrowers’ option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of three months plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. If the Borrowers maintain a secured leverage ratio of less than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 RNP Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. If the Borrowers maintain a secured leverage ratio equal or greater than 1.75:1 for the last quarter reported to the lenders, then the applicable margin for borrowings under the 2013 RNP Credit Agreement is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR borrowings.

Additionally, the Borrowers are required to pay a fee to the lenders under the 2013 RNP Credit Agreement on the average undrawn available portion of the RNP Credit Facility at a rate equal to 0.50% per annum. The Borrowers must also pay a fee to the lenders under the 2013 RNP Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings, plus all customary letter of credit fees on issued letters of credit.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

All of RNP’s existing subsidiaries (other than Finance Corporation) guarantee, and certain of RNP’s future domestic subsidiaries will guarantee, RNP’s obligations pursuant to the 2013 RNP Credit Agreement. The 2013 RNP Credit Agreement, any hedging agreements issued by lenders under the 2013 RNP Credit Agreement and the subsidiary guarantees are collateralized by the same collateral securing the RNP Notes, which includes substantially all of RNP’s assets and all of the assets of its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the 2013 RNP Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the RNP Notes, subject to a first lien cap (equal to the greater of $65 million or 20% of RNP’s consolidated net tangible assets (as defined in the Indenture governing the RNP Notes), plus obligations in respect of the first-priority secured indebtedness and obligations under certain hedging agreements and cash management agreements).

The 2013 RNP Credit Agreement will terminate on April 12, 2018. Any amounts still outstanding at that time will be immediately due and payable. The Borrowers may voluntarily prepay their utilization and/or permanently cancel all or part of the available commitments under the 2013 RNP Credit Agreement in a minimum amount of $5.0 million. Amounts repaid may be reborrowed. Borrowings under the 2013 RNP Credit Agreement will be subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds.

Fulghum Debt

As of December 31, 2013, Fulghum’s outstanding debt of $45.3 million had a weighted average interest rate of approximately 7.0%. The debt consists primarily of term loans with various financial institutions with each term loan collateralized by specific property and equipment. The term loans have maturity dates ranging from 2015 through 2028. Approximately $40.7 million and $4.6 million of the outstanding debt is with financial institutions located in the United States and South America, respectively.

Fulghum debt at December 31, 2013 consisted of the following (in thousands):

Outstanding debt	$45,290
Plus: unamortized premium	2,162

Total debt	47,452
Less: current portion	(8,401)

Long-term debt	$39,051

RNHI Revolving Loan

On September 23, 2013, RNHI obtained a new $100.0 million revolving loan facility (“RNHI Revolving Loan”) by entering into a credit agreement (the “RNHI Credit Agreement”) among RNHI, Credit Suisse AG, Cayman Islands Branch, as administrative agent and each other lender from time to time party thereto. The Company expects that the new facility will be used to fund growth in its wood fibre processing business and for general corporate purposes. On September 24, 2013, the Company borrowed $50.0 million under the facility.

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

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

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

BOM Credit Agreement

On November 25, 2013, the Company entered into a credit agreement with Bank of Montreal (the “BOM Credit Agreement”). The BOM Credit Agreement consists of a $3.0 million revolving credit facility, which can be utilized as letters of credit.

Borrowings bear a letter of credit fee of 3.75% per annum on the daily average face amount of the letters of credits outstanding during the preceding calendar quarter. The Company also is required to pay a commitment fee to on the average daily undrawn portion of the credit facility at a rate equal to 0.75% per annum. This commitment fee is payable quarterly in arrears on the last day of each calendar quarter and on the termination date. The BOM Credit Agreement will terminate on November 25, 2015. At December 31, 2013, letters of credit totaling approximately $1.1 million had been issued.

QS Construction Facility

In connection with the Drax Contract (as defined in Note 13 — Commitments and Contingencies), on April 30, 2013, the Company and Quebec Stevedoring Company Limited (“Quebec Stevedoring”) entered into a Master Services Agreement (the “Port Agreement”) pursuant to which Quebec Stevedoring is required to provide stevedoring, terminalling and warehousing services to the Company at the Port of Quebec. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, Quebec Stevedoring is required to build handling equipment and 75,000 metric tons of wood pellet storage exclusively for the Company’s use at the port, with the same amount becoming a financing obligation for the Company (the “QS Construction Facility”).

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Total Debt

As of December 31, 2013, the Company was in compliance with all covenants under the RNP Notes, Fulghum debt, RNHI Revolving Loan and the 2013 RNP Credit Agreement. Total debt consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Second 2012 Credit Agreement	$—	$193,290
RNP Notes	320,000	—
Fulghum debt	47,452	—
RNHI Revolving Loan	50,000	—
QS Construction Facility	4,527	—

Total debt	$421,979	$193,290
Less: current portion	(9,916)	(7,750)

Long-term debt	$412,063	$185,540

Future maturities of total debt are as follows (in thousands):

For the Calendar Years Ending December 31
2014	$9,916
2015	7,324
2016	55,535
2017	4,285
2018	1,636
Thereafter	343,283

$421,979

The payoff of the Second 2012 Credit Agreement resulted in a loss on debt extinguishment, for the calendar year ended December 31, 2013, of approximately $6.0 million. The entry into the Second 2012 Credit Agreement and the payoff of the First 2012 Credit Agreement resulted in a loss on debt extinguishment of approximately $2.1 million. As a result of redeeming convertible notes prior to maturity, the unamortized debt discount and debt issuance costs were written off which resulted in a loss on debt extinguishment of approximately $2.7 million. These two transactions resulted in a loss on debt extinguishment of approximately $4.8 million for the calendar year ended December 31, 2012. The entry into a credit agreement and the payoff of the previous credit agreements resulted in a loss on debt extinguishment, for the three months ended December 31, 2011, of approximately $10.3 million. The entry into and payoff of various credit agreements, resulted in a loss on debt extinguishment for the fiscal year ended September 30, 2011 of approximately $13.8 million.

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

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The net proceeds from PVF under this agreement were $7.9 million which was recorded as an advance for equity investment on the consolidated balance sheets. Although the Company’s board of directors decided in the first quarter of 2008 to suspend development of the conversion of the East Dubuque Facility, the liability for the advance for equity investment was maintained as the potential for another coal-to-liquids project was considered probable by the Company.

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

Note 13 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Company occasionally enters into index-price contracts for the purchase of natural gas. The Company elects the normal purchase normal sale exemption for these derivative instruments. As such, the Company does not recognize the unrealized gains or losses related to these derivative instruments in its consolidated financial statements. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through March 31, 2014. Commitments for natural gas purchases consist of the following:

	As of December 31,
	2013	2012
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,071	1,955
MMBtus under index-price contracts	81	143

Total MMBtus under contracts	2,152	2,098

Commitments to purchase natural gas	$8,571	$7,531
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.98	$3.59

Subsequent to December 31, 2013 through February 28, 2014, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.5 million and the total amount of the purchase commitments are approximately $4.5 million, resulting in a weighted average rate per MMBtu of approximately $9.27 in these new commitments. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Operating Leases

The Company has various operating leases of real and personal property which expire through October 2028. Total lease expense, including month-to-month rent, common area maintenance charges and other rent related fees, for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011 was $2.0 million, $2.4 million, $0.6 million and $2.1 million, respectively.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Future minimum lease payments as of December 31, 2013 are as follows (in thousands):

For the Calendar Years Ending December 31,
2014	$3,382
2015	3,631
2016	2,656
2017	2,117
2018 and thereafter	14,874

$26,660

Contractual Obligations

Pasadena

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

Wood Pellets

On April 30, 2013, the Company entered into a ten-year off-take contract (the “Drax Contract”) with Drax Power Limited (“Drax”). Under the Drax Contract, the Company is required to sell to Drax the first 400,000 metric tonnes of wood pellets per year produced from the Wawa Project, with the first delivery under the contract scheduled for the end of calendar year 2014. In the event that the Company does not deliver wood pellets as required under the Drax Contract, the Rentech subsidiary that owns the Wawa Project is required to pay Drax an amount equal to the difference between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech has guaranteed this obligation in an amount not to exceed $20.0 million.

For the Atikokan Project, the Company entered into a ten-year “take-or-pay” contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which the Company is required to deliver 45,000 metric tonnes of wood pellets annually starting in 2014. OPG has the option to increase the amount of wood pellets the Company is required to deliver up to 90,000 metric tonnes annually. The Company expects that wood pellets produced at the Atikokan Project not purchased by OPG may be sold to Drax or marketed elsewhere. The Company expects that its initial deliveries to OPG will consist of wood pellets produced at the Atikokan Project during its early commissioning phase along with wood pellets purchased from third party suppliers.

The contracts with Drax and OPG are designed to minimize exposure to variable costs over the ten-year terms by passing-through to Drax and OPG increased costs resulting from certain changes in input prices, including general inflation, the price of fuel, and prices of wood supplied to the mills. However, such indexation may not exactly offset increases or decreases in the prices of inputs and the cost of transporting and handling wood pellets.

The Company has contracted with Canadian National (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Project and the Wawa Project to the Port of Quebec for delivery to Drax. The Atikokan Project and the Wawa Project are located approximately 1,300 track miles and 1,100 track miles, respectively, from the Port of Quebec.

Under the Canadian National Contract, the Company has committed to transport a minimum of 1,500 rail carloads during the months of January 2014 through December 2014, and 3,600 rail carloads annually thereafter for the duration of the long-term contract. Delivery shortfalls would result in a $1,000 per rail car penalty. Under the Drax Contract, the Company is responsible for the transportation of the wood pellets to the Port of Quebec. Drax is obligated to take delivery of the wood pellets on a FOB shipping point basis. Under the OPG Contract, OPG is obligated to take delivery of the Atikokan Project’s product on a FOB basis at the Atikokan Project.

On November 25, 2013, the Company entered into a one-year wood pellet purchase contract (the “KD Contract”) with KD Quality Pellets. Under the KD Contract, the Company committed to purchase between 15,000 and 20,000 metric tonnes of wood pellets between December 1, 2013 and June 30, 2014. The KD Contract provides the Company with an option to extend the term of the agreement to five years. The Company may use the wood pellets that it purchases under the KD Contract to cover shortfalls in production during commissioning of the Atikokan Project, so that it meets its delivery commitments under an off-take contract with Ontario Power Generation. Any wood pellets that the Company purchases under the KD Contract and do not sell to OPG may be aggregated and sold to other consumers, including Drax.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

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

Regulation

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

The Company entered into a settlement agreement with the Illinois Environmental Protection Agency in August 2013 requiring it to connect a device at the East Dubuque Facility to an ammonia safety flare by December 1, 2015. The Company estimates the cost of the project required by the settlement agreement as being approximately $300,000.

Note 14 — Stockholders’ Equity

Shelf Registration Statement

On July 9, 2013, the Company filed a shelf registration statement with the Securities and Exchange Commission, which allows it from time to time, in one or more offerings, to offer and sell up to $200.0 million in aggregate initial offering price of debt securities, common stock, preferred stock, depositary shares, warrants, rights to purchase shares of common stock and/or any of the other registered securities or units of any of the other registered securities.

Special Cash Distribution

On December 27, 2012, the Company paid a special one-time distribution of $0.19 per common share, to its shareholders of record as of the close of business on December 20, 2012 (the “Special Distribution”). In connection with the Special Distribution and in accordance with and pursuant to the Company’s various equity plans, the Company equitably adjusted its outstanding stock options, restricted stock units and performance stock units, as follows: (i) the exercise price of each outstanding stock option and the number of shares subject to each option were adjusted to reflect the impact of the Special Distribution, while preserving the aggregate spread of the options (i.e., the difference between the aggregate fair market value of the shares underlying the option and the aggregate exercise price for such shares); (ii) holders of time-vesting restricted stock units (“RSUs”) received a distribution equivalent distribution of $0.19 per RSU on December 27, 2012, (iii) holders of performance-vesting restricted stock units (“PSUs”) became eligible to receive $0.19 per PSU, payable, in the case of any unvested PSUs, only upon the subsequent vesting of the PSUs, and (iv) for purposes of determining whether the performance vesting requirement of a $3.00 weighted average closing share price over a trailing thirty-day period has been met for outstanding PSUs, $0.19 per share is added to the closing price for each day occurring on or after December 18, 2012. The Company did not record any incremental stock-based compensation in connection with the adjustment of stock options, payment of distributions on the RSUs and accrual of distributions on the PSUs. Some of the PSUs vested in January 2013 and the Special Distributions related to such PSUs were paid. There is still approximately $0.3 million which will be paid when the remaining PSUs vest. The Special Distribution payments were approximately $43.3 million in 2012, and $0.5 million in 2013, for a total of approximately $43.8 million.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Common Stock

In February 2012, the board of directors (the “Board”) of Rentech authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of its common stock over the subsequent 12-month period. The share repurchase program took effect in March 2012. As of December 31, 2012, Rentech had repurchased approximately 9.1 million shares of its common stock under the program for an aggregate purchase price of approximately $16.4 million. Share repurchases under this program were funded by Rentech’s available cash. No shares were acquired subsequent to December 31, 2012 and the share repurchase program expired.

On April 22, 2013, Rentech announced that the Board authorized the repurchase of up to $25.0 million, exclusive of commissions, of outstanding shares of its common stock through December 31, 2013. No shares were acquired through December 31, 2013 and the share purchase program has expired.

On December 28, 2011 the Company entered into Amendment No. 2 (the “Amendment”) to the Merger Agreement dated June 23, 2009 with Milton Farris, as Stockholder Representative, John A. Williams and certain other former stockholders of SilvaGas, a subsidiary of the Company in the Energy technology segment. The Amendment provided for the release of the approximately 3.4 million shares held in escrow and payment of 2.0 million shares of the Company’s common stock as final consideration as contemplated in the Merger Agreement. The issuance of the 2.0 million shares was recorded as an increase in the value of the SilvaGas patents in accordance with accounting standards for business combinations in effect when the Merger Agreement was executed.

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

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

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

2009 Awards and Options

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

Performance Awards 2011 – 2013

Two types of performance awards were granted in December 2011, 2012 and 2013. For the December 2012 and 2013 awards, vesting was based on total shareholder return over a three-year period.

For the December 2011 performance awards, vesting was based on a price benchmark for the shares of Rentech. The performance awards vested in full on the first date occurring on or prior to October 12, 2014 on which the Company’s volume weighted average share price for any 30-day period equaled or exceeded $3.00. The $3.00 threshold was calculated by using the normal closing share price for each day in the thirty day period that was prior to the ex-dividend date and using the closing share price plus the Special Distribution of $0.19 per share for the ex-dividend date and each day after that. These awards vested in January 2013.

The performance awards granted during the calendar year ended December 31, 2013 and 2012 vest equally over a three-year period from grant date based on achieving a certain total shareholder return on the Company’s stock on each measurement date plus the recipient’s continued employment with Company.

Time Vested Awards 2011 – 2013

Time vested restricted stock awards of approximately 2.0 million, 1.1 million, 3.5 million and 2.2 million were issued during the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011. Of the 3.5 million awards issued during the three months ended December 31, 2011, 2.0 million of these awards were to reward executives for their success in completing the Offering and to incentivize these executives with respect to the additional demands that will be placed upon them in connection with RNP becoming a publicly traded company. All the awards vest over a three year period and vesting is subject to the recipient’s continued employment with the Company.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, the Company issued the following performance shares and restricted stock units:

	Number of Awards
	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
Type of Award
Performance awards	3,005,000	1,963,000	2,960,000	—
Time-vested awards	1,994,000	1,136,000	3,508,000	2,195,000

Total	4,999,000	3,099,000	6,468,000	2,195,000

Long-Term Incentive Equity Awards – RNP

On November 2, 2011, the board of directors of the General Partner adopted the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan (the “2011 LTIP”) to provide awards of RNP’s units. The General Partner’s officers, employees, consultants and non-employee directors, as well as other key employees of the Company, the indirect parent of the General Partner, and certain of RNP’s other affiliates who make significant contributions to its business, are eligible to receive awards under the 2011 LTIP, thereby linking the recipients’ compensation directly to RNP’s performance. The 2011 LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards of RNP units. Subject to adjustment in the event of certain transactions or changes in capitalization, 3,825,000 common units may be delivered pursuant to awards under the 2011 LTIP.

Note 15 — Accounting for Equity Based Compensation

The accounting guidance requires all share-based payments, including grants of stock options, to be recognized in the statement of operations, based on their fair values. Stock based compensation expense for all fiscal periods is based on estimated grant-date fair value. Stock options generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. Some grants under the 2011 LTIP are marked-to market at each reporting date. Most grants have graded vesting provisions where an equal number of shares vest on each anniversary of the grant date. The Company allocates the total compensation cost on a straight-line attribution method over the requisite service period. Most grants vest upon the fulfillment of service conditions and have no performance or market-based vesting conditions. Certain grants of warrants and restricted stock units include share price driven vesting provisions. Stock based compensation expense that the Company records is included in selling, general and administrative expense. There was no tax benefit in periods reported herein from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses.

During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, charges associated with all equity-based grants were recorded as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
	(in thousands)
Compensation expense	$5,319	$7,357	$1,015	$1,063
Board compensation expense	603	591	50	604

Total compensation expense	5,922	7,948	1,065	1,667
Consulting expense	18	74	9	62

Total expense	$5,940	$8,022	$1,074	$1,729

Reduction to both basic and diluted earnings per share from compensation expense	$0.03	$0.04	$—	$0.01

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. The assumptions utilized to determine the fair value of options and warrants are indicated in the following table:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
Risk-free interest rate	—	—	1.16% - 1.74%	1.55% - 2.69%
Expected volatility	—	—	104.0%	97.0% - 98.0%
Expected life (in years)	—	—	6.00 - 8.00	5.00 - 8.00
Dividend yield	—	—	0.0%	0.0%
Forfeiture rate	—	—	14.0%	0.0% - 8.0%

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

The number of shares reserved and outstanding as of December 31, 2012 have been adjusted to reflect the increase of approximately 312,000 shares that resulted from adjustments resulting from the Special Distribution. The number of shares reserved, outstanding and available for issuance are as follows:

	Shares Reserved as of December 31,	Shares Underlying Outstanding Awards as of December 31,		Shares Available for Issuance as of December 31,
	2013	2013	2012	2013	2012
Name of Plan	(in thousands)
2005 Stock Option Plan	1,000	195	195	—	—
2006 Incentive Award Plan:
Stock options	8,000	1,338	1,710	—	67
Restricted stock units and performance share awards		1,322	1,745	—	—
2009 Incentive Award Plan:
Stock options	32,900	1,713	2,255	4,483	3,513
Restricted stock units and performance share awards		9,991	9,223	—	—
Adjustment for Special Distribution	312	244	312	—	—

	42,212	14,803	15,440	4,483	3,580
Restricted stock units not from a plan	1,225	17	33	—	—

	43,437	14,820	15,473	4,483	3,580

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

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, charges associated with stock option grants were recorded as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
		(in thousands)
Compensation expense	$516	$658	$216	$632
Board compensation expense	—	—	—	129

Total compensation expense	516	658	216	761
Consulting expense	18	22	9	30

Total expense	$534	$680	$225	$791

Option transactions during the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2010	2,407,000	$2.90
Granted	3,217,000	0.96
Exercised	—
Canceled / Expired	(689,000)	2.06

Outstanding at September 30, 2011	4,935,000	1.75
Granted	50,000	1.58
Exercised	(32,000)	0.95
Canceled / Expired	(281,000)	3.67

Outstanding at December 31, 2011	4,672,000	1.64
Granted	—	—
Exercised	(276,000)	1.10
Canceled / Expired	(236,000)	1.89
Adjustment for Special Distribution	312,000

Outstanding at December 31, 2012	4,472,000	1.67	$5,848,000
Granted	—	—
Exercised	(711,000)	1.03
Canceled / Expired	(271,000)	2.40

Outstanding at December 31, 2013	3,490,000	$1.59	$2,144,448

Options exercisable at December 31, 2013	3,436,000	$1.60	$2,110,045
Options exercisable at December 31, 2012	3,485,000	$1.73
Options exercisable at December 31, 2011	2,739,000	$2.11
Options exercisable at September 30, 2011	2,116,000	$2.81
Weighted average fair value of options granted during the three months ended December 31, 2011		$1.32
Weighted average fair value of options granted during the fiscal year ended September 30, 2011		$0.78

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on December 31, 2013 and the exercise price of the outstanding shares, multiplied by the number of shares underlying outstanding awards as of December 31, 2013. The total intrinsic values of options exercised during the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011 were $0.9 million, $0.3 million, $21,000 and $0, respectively.

As of December 31, 2013, there was $25,460 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. This cost is expected to be recognized over a weighted-average period of 0.75 years.

The following information summarizes stock options outstanding and exercisable at December 31, 2013:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
$0.56-$0.92	2,193,000	6.60	$0.88	2,166,000	$0.88
$0.96-$1.00	27,000	7.49	0.96	18,000	0.96
$1.12-$1.51	493,000	2.72	1.31	475,000	1.30
$2.07-$2.50	32,000	2.31	2.07	32,000	2.07
$3.50-$3.50	21,000	2.95	3.50	21,000	3.50
$3.87-$4.00	724,000	2.55	3.88	724,000	3.88

	3,490,000	5.16	$1.60	3,436,000	$1.60

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

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, charges associated with grants of warrants were recorded as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
			(in thousands)
Compensation expense	$—	$—	$6	$26
Board compensation expense	—	—	—	—

Total compensation expense	$—	$—	$6	$26

Warrant transactions during the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	12,596,000	$1.89
Granted	1,980,000	0.99
Exercised	—	—
Canceled / Expired	—	—

Outstanding at September 30, 2011	14,576,000	$1.77
Granted	—	—
Vested	394,000	1.82
Exercised	(2,464,000)	0.91
Canceled / Expired	(2,082,000)	1.82

Outstanding at December 31, 2011	10,424,000	$1.96
Granted	—	—
Vested	—	—
Exercised	(5,156,000)	1.27
Canceled / Expired	(4,018,000)	3.28

Outstanding at December 31, 2012	1,250,000	$0.57
Granted	—	—
Vested	—	—
Exercised	—	—
Canceled / Expired	—	—

Outstanding at December 31, 2013	1,250,000	$0.57

Warrants exercisable at December 31, 2013	1,250,000	$0.57
Warrants exercisable at December 31, 2012	1,250,000	$0.57
Warrants exercisable at December 31, 2011	10,424,000	$1.96
Warrants exercisable at September 30, 2011	14,576,000	$1.77
Weighted average fair value of warrants granted during the fiscal year ended September 30, 2011		$0.64

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2013, there was no unrecognized compensation cost related to share-based compensation arrangements from previously granted warrants.

The following information summarizes warrants outstanding and exercisable at December 31, 2013:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
$0.57	1,250,000	9.25	$0.57	1,250,000	$0.57

Restricted Stock Units and Performance Share Awards

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. In the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, the Company issued RSUs and Performance Share Awards to certain employees and directors as long-term incentives.

Most RSU agreements vest with the passage of time and include a three-year vesting period such that one-third will vest on each annual anniversary date of the commencement date of the agreement. Other RSU agreements contain vesting provisions based on performance against certain specific goals. The vesting of all RSUs is contingent on continued employment of the grantee. The vesting of various RSUs are subject to partial or complete acceleration under certain circumstances, including termination without cause, end of employment for good reason or upon a change in control (in each case as defined in the agreement). In certain agreements, if the Company fails to offer to renew an employment agreement on competitive terms or if a termination occurs which would entitle the grantee to severance during the period of three months prior and two years after a change in control, the vesting of the restricted stock unit grant will accelerate.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to selling, general and administrative expense with a corresponding increase to additional paid-in capital. The compensation expense incurred by the Company for Performance Share Awards is based on the Monte Carlo valuation model. For the 2013 Performance Share Awards, the key assumptions used in the Monte Carlo valuation model were an expected volatility of 57.51%, a risk-free rate of interest of 0.64% and a dividend yield of 0.00%.

During the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, charges associated with RSUs and Performance Share Award grants were recorded as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
	(in thousands)
Compensation expense	$4,803	$6,699	$793	$405
Board compensation expense	202	190	50	75

Total compensation expense	$5,005	$6,889	$843	$480

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

RSU and Performance Share Award transactions during the calendar year ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at September 30, 2010	7,560,000	1.30
Granted	2,195,000	0.98
Vested and Settled in Shares	(1,212,000)	1.35
Vested and Surrendered for Withholding Taxes Payable	(578,000)	1.33
Canceled / Expired	(1,342,000)	1.30

Outstanding at September 30, 2011	6,623,000	1.18
Granted	6,468,000	1.50
Vested and Settled in Shares	(739,000)	1.08
Vested and Surrendered for Withholding Taxes Payable	(371,000)	1.09
Canceled / Expired	(93,000)	1.12

Outstanding at December 31, 2011	11,888,000	1.37
Granted	3,099,000	2.55
Vested and Settled in Shares	(2,080,000)	1.35
Vested and Surrendered for Withholding Taxes Payable	(975,000)	1.40
Canceled / Expired	(931,000)	1.37

Outstanding at December 31, 2012	11,001,000	1.71	$28,934,000
Granted	4,999,000	1.66
Vested and Settled in Shares	(2,680,000)	1.49
Vested and Surrendered for Withholding Taxes Payable	(1,812,000)	1.37
Canceled / Expired	(178,000)	2.18

Outstanding at December 31, 2013	11,330,000	1.76	$23,793,000

Of the 11,330,000 RSUs and Performance Share Awards outstanding at December 31, 2013, 1,322,000 and 9,991,000 were granted pursuant to the Company’s 2006 Incentive Award Plan and 2009 Incentive Award Plan, respectively. The other 17,000 RSUs were not granted pursuant to a stock option plan but were “inducement grants.” Of the 11,001,000 RSUs and Performance Share Awards outstanding at December 31, 2012, 1,745,000 and 9,223,000 were granted pursuant to the Company’s 2006 Incentive Award Plan and 2009 Incentive Award Plan, respectively. Of the 11,888,000 RSUs and Performance Share Awards outstanding at December 31, 2011, 2,567,000 and 8,963,000 were granted pursuant to the Company’s 2006 Incentive Award Plan and 2009 Incentive Award Plan, respectively. The other 358,000 RSUs were not granted pursuant to a stock option plan but were “inducement grants.” Of the 6,623,000 RSUs and Performance Share Awards outstanding at September 30, 2011, 1,812,000 and 4,228,000 were granted pursuant to the Company’s 2006 Incentive Award Plan and 2009 Incentive Award Plan, respectively. The other 583,000 RSUs were not granted pursuant to a stock option plan but were “inducement grants.”

As of December 31, 2013, there was $8.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSUs and Performance Share Awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The grant date fair value of RSUs and Performance Share Awards that vested during the calendar year ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011 was $3.9 million, $4.2 million, $1.2 million and $2.4 million, respectively.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Stock Grants

During the calendar year ended December 31, 2013, the Company issued a total of 178,400 shares of stock to its directors, which were fully vested at date of grant. This resulted in stock-based compensation expense of $401,400 for the shares granted to the directors. During the calendar year ended December 31, 2012, the Company issued a total of 259,400 shares of stock which were fully vested at date of grant. Of this amount, 234,400 shares, which were evenly distributed, were granted to the directors and 25,000 shares were granted to a consultant. This resulted in stock-based compensation expense of $401,000 and $52,000 for the shares granted to the directors and consultant, respectively. During the three months ended December 31, 2011, the Company did not issue any grants of stock. During the fiscal year ended September 30, 2011, the Company issued a total of 465,000 shares of stock which were fully vested at date of grant. Of this amount, 440,000 shares, which were evenly distributed, were granted to the directors and 25,000 shares were granted to a consultant. This resulted in stock-based compensation expense of $400,000 and $32,000 for the shares granted to the directors and consultant, respectively.

2011 LTIP

Some grants under the 2011 LTIP are marked-to market at each reporting date. During the calendar years ended December 31, 2013 and 2012 and the three months ended December 31, 2011, charges associated with all equity-based grants issued by RNP under the 2011 LTIP were recorded as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,
	2013	2012	2011
	(in thousands)
Stock based compensation expense	$1,460	$2,827	$63

Phantom unit transactions during the calendar years ended December 31, 2013 and 2012 and the three months ended December 31, 2011 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Granted	163,388	$18.40

Outstanding at December 31, 2011	163,388	18.40
Granted	54,059	34.86
Vested and Settled in Shares	(42,350)	(15.68)
Vested and Surrendered for Withholding Taxes Payable	(20,040)	(18.40)
Canceled / Expired	(119)	(18.40)

Outstanding at December 31, 2012	154,938	$23.78	$5,839,626
Granted	116,508	18.71
Vested and Settled in Shares	(49,409)	(23.42)
Vested and Surrendered for Withholding Taxes Payable	(27,127)	(21.75)
Canceled / Expired	(1,278)	(35.14)

Outstanding at December 31, 2013	193,632	$20.97	$3,407,929

During the calendar year ended December 31, 2013, RNP issued 116,508 unit-settled phantom units (which entitle the holder to distribution rights during the vesting period) covering RNP’s common units. 108,218 of the phantom units are time-vested awards that vest in three equal annual installments. 2,780 of the phantom units were time-vested awards issued to the directors that vested on the one-year anniversary of the Offering. The phantom unit grants resulted in unit-based compensation expense of $1.2 million for the calendar year ended December 31, 2013.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2013, there was $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted phantom units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

During the calendar year ended December 31, 2013, RNP issued a total of 5,510 common units which were fully vested at date of grant. The common units were issued to the directors and resulted in unit-based compensation expense of $0.3 million.

Note 16 — Future Minimum Lease Receipts

The Company has certain wood chip processing, wood yard operations and wood pellet agreements, which contain embedded leases.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2013 (in thousands):

For the Calendar Years Ending December 31,
2014	$41,900
2015	90,951
2016	94,378
2017	91,629
2018	84,573

$403,431

Note 17 — Employee Benefit Plans

Defined Contribution Plans

The Company has a 401(k) plan. Most employees, excluding RNLLC’s union employees, who are at least 18 years of age are eligible to participate in the plan on the first of the month following 60 days and share in the employer matching contribution. The Company is currently matching 100% of the first 3% and 50% of the next 3% of the participant’s salary deferrals. The Company contributed $1.2 million, $1.0 million, $0.2 million and $0.9 million to the plans for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011, respectively. Additionally, RNP has a savings and profit sharing plan for the benefit of qualified employees at the Pasadena Facility. The plan cost for the calendar year ended December 31, 2013 and for the period November 1, 2012 through December 31, 2012 was approximately $108,000 and $9,000 respectively.

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

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The Pension Plans and the Postretirement Plan were acquired as part of the Agrifos Acquisition. The following tables summarize the projected benefit obligation, the assets and the funded status of the Pension Plans and the Postretirement Plan at December 31, 2013 and 2012:

	As of December 31, 2013		As of December 31, 2012
	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$4,841	$1,136	$5,213	$863
Service cost	137	43	29	4
Interest cost	194	43	31	5
Amendment	—	—	—	332
Actuarial (gain) loss	(528)	(233)	(412)	(54)
Actual benefit paid	(139)	(136)	(20)	(14)

Benefit obligation at end of year	4,505	853	4,841	1,136

Fair value of plan assets
Fair value of plan assets at beginning of year	4,333	—	4,279	—
Actual return on plan assets	624	—	74	—
Employer contributions	109	136	—	14
Actual benefit paid	(139)	(136)	(20)	(14)

Fair value of plan assets at end of year	4,927	—	4,333	—

Funded status at end of year	422	(853)	$(508)	$(1,136)

Amounts recognized in the consolidated balance sheet
Noncurrent assets	$422	$—	$—	$—
Current liabilities	—	(86)	—	(95)
Noncurrent liabilities	—	(767)	(508)	(1,041)

	$422	(853)	$(508)	$(1,136)

As of December 31, 2013 and 2012, the accumulated benefit obligation equaled the projected benefit obligation.

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows for the calendar year ended December 31, 2013 and for the two-month period ended December 31, 2012:

	For the Calendar Year Ended December 31, 2013		For the Two-Month Period Ended December 31, 2012
	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Net periodic benefit cost
Service cost	$137	$43	$29	$4
Interest cost	194	43	31	5
Expected return on plan assets	(260)	—	(42)	—
Amortization of prior service cost	—	22	—	—
Amortization of net gain	(5)	—	—	—

Net periodic pension costs	$66	$108	$18	$9

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	$(893)	$(233)	$(444)	$(54)
Recognized actuarial gain	5	—	—	—
Prior service cost	—	—	—	332
Recognized prior service cost	—	(22)	—	—

Total recognized in other comprehensive (income) loss	$(888)	$(255)	$(444)	$278

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Accumulated other comprehensive income (loss) at December 31, 2013 and 2012 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	As of December 31, 2013		As of December 31, 2012
	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Net (gain) loss	$(1,332)	$(287)	$(444)	$(54)
Prior service costs	—	310	—	332

	$(1,332)	$23	$(444)	$278

The expected portion of the accumulated other comprehensive (income) loss expected to be recognized as a component of net periodic benefit cost in 2014 is approximately $(56,000) and $6,000 for the Pension Plans and Postretirement Plan, respectively.

Weighted average assumptions used to determine benefit obligations:

	As of December 31, 2013		As of December 31, 2012
	Pension	Postretirement	Pension	Postretirement
Discount rate	4.8%	4.7%	4.1%	4.0%

Weighted average assumptions used to determine net pension cost:

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
	Pension	Postretirement	Pension	Postretirement
Discount rate	4.1%	4.0%	3.6%	3.6%
Expected rate of return on assets	6.0%	N/A	6.0%	N/A

	Postretirement As of December 31,
	2013	2012
Health care cost trend: initial	7.25%	7.50%
Health care cost trend: ultimate	5.00%	5.00%
Year ultimate reached	2023	2023

As the Postretirement Plan provides a fixed dollar amount to participants, increasing or decreasing the health care cost trend rate by 1% would not have a material impact on the December 31, 2013 and 2012 obligation.

	As of December 31, 2013		As of December 31, 2012
	Target Allocation	Percentage of Pension Plan Assets 2013	Target Allocation	Percentage of Pension Plan Assets 2012
Asset Category
Equity securities	50%	52%	50%	51%
Debt securities	50%	48%	50%	49%

The pension plan assets, which are deemed to be Level 1, measured at fair value consist of the following at December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Mutual funds — equity	$2,560	$2,193
Mutual funds — fixed income	2,356	2,134
Cash	11	6

Fair value of plan assets	$4,927	$4,333

RNP expects to contribute $0 and approximately $88,000 to Pension Plans and a Postretirement Plan, respectively, in 2014.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Expected Future Benefit Payments:

	Pension	Postretirement
	(in thousands)
2014	$193	$88
2015	206	79
2016	211	58
2017	223	68
2018	228	63
2019-2023	1,259	226

Note 18 — Income Taxes

Accounting guidance requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. A full valuation allowance was recorded against the deferred tax assets at December 31, 2013, 2012 and 2011 for the Company’s United States operations.

The realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will not fully realize the benefits of these deductible differences in the United States. As of December 31, 2013, the most significant factors considered in determining the realizability of these deferred tax assets were the Company’s profitability over the past three years and the projected future taxable income of the new acquired companies. Management believes that at this point in time, it is more likely than not that the deferred tax assets will not be fully realized. The Company therefore has recorded a valuation allowance against its deferred tax assets at December 31, 2013.

As of December 31, 2013, Fulghum owned approximately 88% and 87% of the equity interests in the subsidiaries located in Chile and Uruguay, respectively. Upon acquisition, Fulghum’s management concluded the earnings of these foreign subsidiaries should be taxed at the full United States tax rate and are not permanently reinvested under accounting guidance. As such, the Company provided for a deferred tax liability on the book-tax basis difference through purchase price accounting.

On May 1, 2013, the Company acquired all of the capital stock of Fulghum. The Company’s purchase price allocation as of May 1, 2013 includes $35.3 million of deferred income taxes. Long-term deferred tax liabilities and other tax liabilities result from identifiable tangible and intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist. As part of purchase accounting for Fulghum, the Company recorded additional deferred tax liabilities of approximately $15.8 million attributable to identifiable tangible and intangible assets. As of December 31, 2013, deferred tax liabilities related to Fulghum are approximately $37.8 million. In 2013 the Company released a valuation reserve of approximately $27.4 million resulting from recording of deferred tax liabilities of Fulghum.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The provision (benefit) for income taxes for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011 was as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
	(in thousands)
Current:
Federal	$66	$104	$—	$—
State	359	1,260	2	3
Foreign	114	—	—	—

Total Current	539	1,364	2	3

Deferred:
Federal	$(22,038)	$—	$—	$—
State	(5,092)	—	—	—
Foreign	—	—	—	—

Total Deferred	(27,130)	—	—	—

	$(26,591)	$1,364	$2	$3

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate was as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$(9,009)	$9,979	$(2,730)	$(21,885)
Impact of foreign earnings	669	—	—	—
State income tax benefit net of federal benefit	(1,133)	(830)	3,882	(3,069)
Permanent differences, other	330	375	136	434
Return to provision	467	—	—	—
Change in state tax rate	—	1,020	—	(2,164)
Minority interest, net of state tax benefit	(624)	(13,153)	—	—
Partnership state taxes	(96)	303	—	—
Research and development (“R&D”) credit	(6,191)	—	—	—
Basis difference in foreign subsidiaries	374	—	—	—
Partnership basis difference	(1,022)	(3,439)	93,527	—
Change in valuation allowance	(10,424)	7,109	(94,813)	26,687
Other items	68	—	—	—

Income tax expense
From continuing operations	$(26,591)	$1,364	$2	$3

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The components of the net deferred tax liability and net deferred tax asset as of December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
	(in thousands)
Current:
Accruals for financial statement purposes not allowed for income taxes	$2,626	$2,511
Basis difference in prepaid expenses	(344)	(366)
Inventory	—	84
Unrealized gain	(12)	—
Valuation allowance	(1,130)	(1,463)

Current, net	1,140	766
Long-Term:
Net operating loss and AMT credit carryforwards	$55,066	$42,810
R&D credit carryforward	6,191	—
Basis difference relating to intangibles	(11,336)	722
Basis difference in property, plant and equipment	(11,421)	15,770
Stock option exercises	3,344	6,309
Basis difference in foreign subsidiaries	(6,142)	—
Basis difference in partnership interest	(19,051)	(29,375)
Other items	1,652	663
Valuation allowance	(27,574)	(37,665)

Long-Term, net	$(9,271)	$(766)

Total deferred tax liabilities, net	$(8,131)	$—

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2013, the Company had the following available carryforwards and tax attributes to offset future taxable income:

Description	Amount	Expiration
	(in thousands)
Net Operating Losses – Federal	$136,057	2020 - 2033
Net Operating Losses – States (Post-Apportionment and Pre-tax)
Alabama	$749	2014 - 2029
California	12,845	2015 - 2031
Colorado	3,363	2027 - 2034
Georgia	567	2021 - 2029
Hawaii	6,101	2024 - 2034
Illinois	93,836	2019 - 2026
Louisiana	66	2020 - 2029
Mississippi	11,765	2019 - 2034
Virginia	161	2034

	$129,453

R&D federal credit	$6,981	2016 - 2022
Alternative minimum tax credit	$1,471	No Expiration

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As of December 31,
	2013	2012	2011
	(in thousands)
Reconciliation of Unrecognized Tax Liability
Balance at beginning of year	$2,754	$2,754	$2,754
Additions based on tax positions taken during a prior period	3,479	—	—
Additions based on tax positions related to the current period	—	—	—
Reductions based on tax positions related to prior years	(1,965)	—	—
Settlements with taxing authorities	—	—	—
Lapse of statutes of limitations	—	—	—

Balance at end of year	$4,268	$2,754	$2,754

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The additions based on tax positions taken during a prior period relate to the acquisition of Fulghum and to positions taken with respect to the Company’s foreign subsidiary in Uruguay and Chile. The Company is indemnified for these positions by the seller in the Fulghum Acquisition. The reduction in the unrecognized tax liability relates to the Company’s R&D credits. The Company completed an analysis of its R&D expenditures for previous years, and as a result was able to reduce its unrecognized tax liability for certain credits that were deemed to meet the more-likely-than-not threshold.

Of the approximately $4.3 million of unrecognized tax benefits, approximately $1.5 million, if recognized, would have an impact on the effective tax rate. The remaining approximately $2.8 million would not have an impact on the effective tax rate as the Company is indemnified by the seller. The Company believes that it is possible that the unrecognized tax benefits will significantly decrease within the next 12 months, but that the reductions would not impact the Company’s effective tax rate. The amount that is expected to decrease relates to the exposures in connection with the foreign subsidiaries of Fulghum mentioned above. The Company expects that one of the uncertain positions related to Fulghum Uruguay will be settled with the Uruguay taxing authorities. The amount of tax related to this position is approximately $0.9 million. In addition, it is expected that an uncertainty related to an intercompany loan with Fulghum Chile will be remedied by the fall of 2014. The amount related to this uncertainty is approximately $0.7 million. The Company and its subsidiaries are subject to the following material taxing jurisdictions: United States federal, California, Colorado, Illinois, Louisiana, Mississippi and Texas. The tax years that remain open to examination by the United States federal jurisdiction (not including the current year) are years 2010 through 2012; the tax years that remain open to examination by the Illinois, Louisiana and Mississippi jurisdictions are years 2009 through 2012; the tax years that remain open to examination (not including the current year) by the California, Colorado and Texas jurisdictions are years 2008 through 2012. As a result of the Fulghum Acquisition, the Company is now subject to taxation in Alabama, Arkansas, Florida, Maine, North Carolina and South Carolina in the United States as well as in Chile and Uruguay.

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

Note 19 — Segment Information

The Company operated in three business segments prior to the Fulghum Acquisition, the Atikokan Project, the Wawa Project and the winding down of the PDU. The Company now operates in five business segments, as described below. The operations of the Pasadena Facility and Fulghum are included in the Company’s historical results of operations only from the date of the closing of the Agrifos Acquisition and the Fulghum Acquisition, which were November 1, 2012 and May 1, 2013, respectively.

•	East Dubuque — The operations of the East Dubuque Facility, which produces primarily ammonia and UAN.

•	Pasadena — The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Fulghum Fibres — The operations of Fulghum, which provides wood fibre processing services and wood yard operations, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America.

•	Wood pellets — This segment includes wood pellet projects owned by the Company, currently the Atikokan Project and Wawa Project, equity in the Rentech/Graanul JV and wood pellet development costs. The wood pellet development costs represent the Company’s personnel costs for employees dedicated to the wood pellet business and other supporting third party costs.

•	Energy technologies — This segment owns technologies designed to convert low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power, when combined with certain third party technologies. This segment includes the Company’s research and development activities.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
	(in thousands)
				(unaudited)
Revenues
East Dubuque	$177,700	$224,205	$63,014	$42,962	$179,857
Pasadena	133,675	37,430	—	—	—
Fulghum Fibres	62,974	—	—	—	—
Energy technologies	506	290	52	52	206

Total revenues	$374,855	$261,925	$63,066	$43,014	$180,063

Gross profit (loss)
East Dubuque	$80,883	$133,543	$25,554	$16,127	$76,571
Pasadena	(9,529)	(1,704)	—	—	—
Fulghum Fibres	12,032	—	—	—	—
Energy technologies	305	80	2	1	6

Total gross profit	$83,691	$131,919	$25,556	$16,128	$76,577

Selling, general and administrative expense
East Dubuque	$4,576	$6,242	$3,336	$1,431	$5,786
Pasadena	4,764	361	—	—	—
Fulghum Fibres	3,754	—	—	—	—
Wood pellets	5,479	1,919	—	—	—
Energy technologies	7,709	4,514	7,162	6,256	22,218

Total selling, general and administrative expense	$26,282	$13,036	$10,498	$7,687	$28,004

Research and development
Energy technologies	$5,747	$20,944	$4,202	$5,426	$30,009

Total research and development	$5,747	$20,944	$4,202	$5,426	$30,009

Depreciation and amortization
East Dubuque	$191	$807	$77	$112	$409
Pasadena	3,886	583	—	—	—
Fulghum Fibres[1]	(1,708)	—	—	—	—
Wood pellets	26	—	—	—	—
Energy technologies	122	1,573	489	461	1,816

Total depreciation and amortization recorded in operating expenses	$2,517	$2,963	$566	$573	$2,225

East Dubuque	9,048	10,690	3,210	2,489	9,611
Pasadena	4,187	380	—	—	—
Fulghum Fibres	4,836	—	—	—	—

Total depreciation and amortization expense recorded in cost of sales	18,071	11,070	3,210	2,489	9,611

Total depreciation and amortization	$20,588	$14,033	$3,776	$3,062	$11,836

Other operating (income) expenses
East Dubuque	$806	$510	$(507)	$—	$522
Pasadena	30,029	—	—	—	—
Fulghum Fibres	72	—	—	—	—
Wood pellets	—	—	—	—	—
Energy technologies	(6,272)	15,126	583	53	50,851

Total other operating expenses	$24,635	$15,636	$76	$53	$51,373

Operating income (loss)
East Dubuque	$75,310	$125,984	$22,648	$14,584	$69,854
Pasadena	(48,208)	(2,648)	—	—	—
Fulghum Fibres	9,914	—	—	—	—
Wood pellets	(5,505)	(1,919)	—	—	—
Energy technologies	(7,001)	(42,077)	(12,434)	(12,195)	(104,888)

Total operating income (loss)	$24,510	$79,340	$10,214	$2,389	$(35,034)

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
	(in thousands)
				(unaudited)
Interest (income) expense
East Dubuque	$—	$194	$1,947	$2,912	$13,752
Pasadena	8	—	—	—	—
Fulghum Fibres	1,755	—	—	—	—
Energy technologies	(3)	(1,576)	2,151	818	2,914

Total interest (income) expense	$1,760	$(1,382)	$4,098	$3,730	$16,666

Net income (loss)
East Dubuque	$75,244	$123,721	$10,455	$7,096	$42,341
Pasadena	(48,357)	(2,648)	—	—	—
Fulghum Fibres	6,967	—	—	—	—
Wood pellets	(5,180)	(1,919)	—	—	—
Energy technologies	(6,891)	(40,498)	(14,553)	(12,980)	(107,723)

Total segment net income (loss)	$21,783	$78,656	$(4,098)	$(5,884)	$(65,382)

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$21,783	$78,656	$(4,098)	$(5,884)	$(65,382)
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(7,945)	(11,773)	—	—	—
RNP – partnership and unallocated expenses recorded as other income (expense)	(1,081)	232	—	—	—
RNP – unallocated interest expense and loss on interest rate swaps	(14,096)	(2,226)	—	—	—
RNP – income tax benefit (expense)	303	(303)	—	—	—
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(24,849)	(23,432)	—	—	—
Corporate and unallocated depreciation and amortization expense	(596)	(791)	—	—	—
Corporate and unallocated income (expenses) recorded as other income (expense)	19	(2,708)	—	—	—
Corporate and unallocated interest expense	(532)	(9,055)	—	—	—
Corporate income tax benefit (expense)	27,032	(1,063)	—	—	—
Income from discontinued operations	—	150	—	—	—

Consolidated net income (loss)	$38	$27,687	$(4,098)	$(5,884)	$(65,382)

[1]	Amortization of unfavorable processing agreements exceeds amortization of favorable processing agreements resulting in a credit in depreciation and amortization for Fulghum.

	As of December 31,
	2013	2012
	(in thousands)
Total assets
East Dubuque	$175,430	$125,100
Pasadena	188,836	191,279
Fulghum Fibres	188,397	—
Wood pellets	42,089	58
Energy technologies	6,135	10,197

Total segment assets	$600,887	$326,634

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$600,887	$326,634
RNP – partnership and other	42,078	60,266
Corporate and other	60,625	92,302

Consolidated total assets	$703,590	$479,202

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Partnership and unallocated expenses represent costs that relate directly to RNP and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for RNP; unit-based compensation expense for executives of RNP; services from the Company for executive, legal, finance, accounting, human resources and investor relations support in accordance with the services agreement between RNP and the Company; audit and tax fees; legal fees; compensation for RNP partnership level personnel; board expense; and certain insurance costs. Partnership and unallocated expenses recorded in other expense represent primarily loss on debt extinguishment partially offset by fair value adjustment to earn-out consideration. Unallocated interest expense represents primarily interest expense on the RNP Notes. Corporate and unallocated expenses represent costs that relate directly to Rentech and its non-RNP subsidiaries but are not allocated to a segment. Corporate and unallocated expenses recorded in operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization. For the years ended December 31, 2013 and 2012, corporate and unallocated interest expense consists primarily of interest expense on the RNHI Revolving Loan and the convertible debt, which was completely redeemed for cash on December 31, 2012, respectively.

The Company’s revenue by geographic area, based on where the customer takes title to the product, was as follows:

	For Calendar Years Ended December 31,
	2013	2012
	(in thousands)
United States	$352,514	$261,925
Other	22,341	—

Total revenues	$374,855	$261,925

The following table sets forth assets by geographic area:

	As of
	December 31, 2013	December 31, 2012
	(in thousands)
United States	$633,886	$479,202
Other	69,704	—

Total assets	$703,590	$479,202

Note 20 — Net Income (Loss) Per Common Share Attributable To Rentech

For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and 2010 and the fiscal year ended September 30, 2011, approximately 16.1 million, 16.7 million, 41.3 million, 40.8 million and 40.5 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Note 21 — Selected Quarterly Financial Data (Unaudited)

Selected unaudited condensed consolidated financial information for the calendar years ended December 31, 2013 and 2012 is presented in the tables below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2013 Calendar Year
Revenues	$59,667	$120,153	$115,762	$79,273
Gross profit (loss)	$22,772	$42,314	$21,199	$(2,594)
Operating income (loss)	$2,068	$25,074	$(20,216)	$(15,806)
Income (loss) from continuing operations	$786	$44,306	$(23,578)	$(21,476)
Net income (loss)	$786	$44,306	$(23,578)	$(21,476)
Net (income) loss attributable to noncontrolling interests	$(6,026)	$(11,474)	$8,985	$6,945
Net income (loss) attributable to Rentech	$(5,240)	$32,832	$(14,593)	$(14,531)
Net income (loss) per common share allocated to Rentech:
Basic and diluted:
Continuing operations	$(0.02)	$0.14	$(0.06)	$(0.06)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.02)	$0.14	$(0.06)	$(0.06)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2012 Calendar Year
Revenues	$38,588	$70,707	$60,170	$92,460
Gross profit	$22,635	$45,655	$35,040	$28,589
Operating income (loss)	$6,578	$29,448	$16,604	$(9,286)
Income (loss) from continuing operations	$4,326	$25,679	$15,443	$(17,911)
Income from discontinued operations, net of tax	$—	$—	$134	$16
Net income (loss)	$4,326	$25,679	$15,577	$(17,895)
Net (income) attributable to noncontrolling interests	$(7,590)	$(16,159)	$(11,307)	$(6,631)
Net income (loss) attributable to Rentech	$(3,264)	$9,520	$4,270	$(24,526)
Net income (loss) per common share allocated to Rentech:
Basic and diluted:
Continuing operations	$(0.01)	$0.04	$0.02	$(0.11)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.01)	$0.04	$0.02	$(0.11)

The gross loss during the three months ended December 31, 2013 was primarily attributable to (i) turnaround expenses at the East Dubuque Facility and the Pasadena Facility of approximately $7.8 million and $1.7 million, respectively, (ii) a write-down of the Pasadena Facility’s inventory of approximately $5.1 million, (iii) fixed operating costs while the East Dubuque Facility was idle of approximately $4.2 million, and (iv) the $1.0 million insurance deductible for the fire which occurred in November 2013 at the East Dubuque Facility.

RENTECH, INC.

Notes to Consolidated Financial Statements — Continued

Note 22 — Subsequent Events

On February 13, 2014, RNP announced a cash distribution to its common unitholders for the period October 1, 2013 through and including December 31, 2013 of $0.05 per common unit which resulted in total distributions in the amount of approximately $2.0 million, including payments to phantom unitholders. RNHI received a distribution of approximately $1.2 million, representing its share of distributions based on its ownership of common units. The cash distribution was paid on February 28, 2014 to unitholders of record at the close of business on February 24, 2014.

On March 7, 2014 the Borrowers entered into the First Amendment to the 2013 RNP Credit Agreement (the “First RNP Amendment”). The First RNP Amendment replaces in certain circumstances the financial test that the Borrowers must satisfy for any borrowing from the Secured Leverage Ratio to a Fixed Charge Coverage Ratio (each as defined in the 2013 RNP Credit Agreement) for the period from the date of the amendment until immediately prior to the time RNP reports its fiscal year 2014 annual results (the “FCCR End Date”). The Fixed Charge Coverage Ratio that the Borrowers have to meet from the date of the First RNP Amendment through the date immediately prior to the time RNP reports its 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. For the year ended December 31, 2013, RNP’s Fixed Charge Coverage Ratio was 3.27 to 1.00.

The First RNP Amendment also modifies for a specified period the financial test applicable to the announcement or payment of a distribution. In the event that RNP has no amounts outstanding under the 2013 RNP Credit Agreement on the date of the announcement or payment of an RNP distribution, the minimum Fixed Charge Coverage Ratio that it has to meet in order to pay distributions in the period from the date of the First RNP Amendment through the date immediately prior to reporting RNP’s 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. If there is any amount outstanding under the 2013 RNP Credit Agreement on the date of the announcement or payment of a distribution from the period beginning with the date of the First RNP Amendment through the FCCR End Date, RNP must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. Following the FCCR End Date, to announce or pay a distribution RNP must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. In addition, before RNP can make distributions, RNP must have at least $8.75 million available to be drawn under the 2013 RNP Credit Agreement on a pro forma basis.

In March 2014, the Company announced that it had entered into a definitive agreement with Sunshine Kaidi New Energy Group Co., Ltd. (“Kaidi”) to sell its alternative energy technologies and decommissioned PDU. The transaction provides the Company at closing with an initial cash purchase price for our technology and equipment of $15.3 million, and the possibility of a success payment of up to $16.2 million.

Closing of the transaction with Kaidi, which is expected in mid-2014, is subject to customary conditions, including regulatory approvals in the United States and the People’s Republic of China. The Company will recognize a gain on the transaction when consummated. The transaction may result in the energy technologies segment being reflected as a discontinued operation starting in 2014.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Deductions and Write-Offs	Balance at End of Period
	(in thousands)
Calendar Year Ended December 31, 2013
Deferred tax valuation account	$39,128	$—	$(10,424)	$28,704
Calendar Year Ended December 31, 2012
Allowance for doubtful accounts	$100	$—	$(100)	$—
Deferred tax valuation account	$32,018	$—	$7,110	$39,128
Reserve for REN earn-out	$697	$—	$(697)	$—
Three Months Ended December 31, 2011
Allowance for doubtful accounts	$100	$—	$—	$100
Deferred tax valuation account	$126,831	$—	$94,813	$32,018
Reserve for REN earn-out	$697	$—	$—	$697
Year Ended September 30, 2011
Allowance for doubtful accounts	$100	$—	$—	$100
Deferred tax valuation account	$100,144	$26,687	$—	$126,831
Reserve for REN earn-out	$697	$—	$—	$697

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). In connection with management’s assessment of our internal control over financial reporting described above, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management has excluded the Company’s wholly-owned subsidiary, Fulghum, from its assessment of internal control over financial reporting as of December 31, 2013 because Fulghum was acquired by the Company in a purchase business combination on May 1, 2013 which did not allow management enough time to make a proper assessment. The total assets, excluding goodwill and intangible assets resulting from purchase price adjustments, and total revenues of Fulghum represent approximately 18% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Changes in Internal Control over Financial Reporting. There were significant changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended December 31, 2013, we completed the integration of RNPLLC’s operations, processes, and internal controls.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of Rentech and their ages and their positions as of February 28, 2014, are as follows:

Name	Age	Position(s)
D. Hunt Ramsbottom	56	Chief Executive Officer, President and Director
Dan J. Cohrs	61	Executive Vice President, Chief Financial Officer and Treasurer
Sean Ebnet	47	Senior Vice President, Business Development
Colin M. Morris	41	Senior Vice President, General Counsel
Harold A. Wright	49	Senior Vice President, Chief Technology Officer
Michael S. Burke(1)	50	Director
General (ret) Wesley K. Clark(1)	69	Director
Michael F. Ray(1)	60	Director
Ronald M. Sega(1)	61	Director
Edward M. Stern(1)	55	Director
Halbert S. Washburn(1)	53	Director and Chairman of the Board
John A. Williams	70	Director
Dennis L. Yakobson	77	Director and Chairman Emeritus of the Board

(1)	Independent Director.

D. Hunt Ramsbottom, Chief Executive Officer, President and Director — Mr. Ramsbottom was appointed President and as a director of Rentech in September 2005, and he was appointed Chief Executive Officer of Rentech in December 2005. Prior to his appointment Mr. Ramsbottom had been serving as a consultant to Rentech since August 2005 under the terms of a Management Consulting Agreement that Rentech entered into with Management Resource Center, Inc. Mr. Ramsbottom has over 25 years of experience building and managing growth companies. Prior to accepting his position at Rentech, Mr. Ramsbottom held various key management positions including: from 2004 to 2005, as Principal and Managing Director of Circle Funding Group, LLC, a buyout firm; from 1997 to 2004, as Chief Executive Officer and Chairman of M2 Automotive, Inc., an automotive repair venture; and from 1989 to 1997, as Chief Executive Officer of Thompson PBE, a supplier of paints and related supplies, which was acquired by FinishMaster, Inc. in 1997. On April 17, 2005, M2 Automotive, Inc. completed an assignment for the benefit of its creditors pursuant to a state law insolvency proceeding. Mr. Ramsbottom holds a B.S. degree from Plymouth State University. The Board has determined that Mr. Ramsbottom brings to the Board knowledge of our business and his historical understanding of our operations gained through his service as our President and Chief Executive Officer and experience with companies as their chief executive officer, principal and/or managing director, and therefore he should serve on the Board. In July 2011, Mr. Ramsbottom was appointed Chief Executive Officer and as a member of the board of directors of Rentech Nitrogen GP, LLC, the general partner of Rentech Nitrogen Partners, L.P. (NYSE: RNF). Rentech Nitrogen GP, LLC is one of our indirect wholly-owned subsidiaries and Rentech Nitrogen Partners, L.P. is one of our indirect majority-owned subsidiaries.

Dan J. Cohrs, Executive Vice President, Chief Financial Officer and Treasurer — Mr. Cohrs was appointed Executive Vice President and Chief Financial Officer of Rentech in October 2008. Mr. Cohrs was also Treasurer of Rentech from October 2008 until November 2009 and was re-appointed Treasurer in October 2010. Mr. Cohrs has more than 25 years of experience in corporate finance, strategy and planning, and mergers and acquisitions. From April 2008 through September 2008, Mr. Cohrs served as Chief Development and Financial Officer of Agency 3.0, LLC, a private digital advertising and consulting agency in Los Angeles, California and he was a Partner and a Board Member of Agency 3.0, LLC until September 2009. From August 2007 through September 2008, he served as Chief Development & Financial Officer of Skycrest Ventures, LLC, a private investment and consulting firm in Los Angeles that was related to Agency 3.0, LLC. From June 2006 to May 2007, Mr. Cohrs served as a consultant for finance and corporate development, as well as Interim Chief Financial Officer for several months during that period of time for Amp’d Mobile, a private mobile media entertainment company in Los Angeles. From 2003 to 2007, Mr. Cohrs worked as an independent consultant and advised companies regarding financings, investor presentations and business plans. Also from November 2005 to March 2006, Mr. Cohrs served as a Visiting Senior Lecturer at Cornell University’s Johnson School of Management in the area of corporate governance. From May 1998 to June 2003, Mr. Cohrs served as Executive Vice President and Chief Financial Officer of Global Crossing Ltd. Prior to being employed at Global Crossing Ltd., Mr. Cohrs held senior positions in finance and strategy at Marriot Corporation, Northwest Airlines, Inc. and GTE Corporation, a predecessor of Verizon Communications, Inc. Mr. Cohrs earned M.S. and Ph.D. degrees in finance, economics and public policy from Cornell University’s Johnson Graduate School of Management and a B.S. degree in Engineering from Michigan State University. Mr. Cohrs was appointed Chief Financial Officer of Rentech Nitrogen GP, LLC, the general partner of Rentech Nitrogen Partners, L.P., in July 2011.

On June 1, 2007, Amp’d Mobile, Inc. filed a petition for bankruptcy under chapter 11 of title 11 of the United States Code, 11 U.S.C. § 101, et seq., or the Bankruptcy Code, with the United States Bankruptcy Court for the District of Delaware. On January 28, 2002, Global Crossing Ltd., and certain of its direct and indirect subsidiaries, filed a petition for bankruptcy under chapter 11 of title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On April 11, 2005, the SEC, Global Crossing Ltd., Mr. Cohrs (at the relevant time, the Chief Financial Officer of Global Crossing Ltd.) and other members of Global Crossing Ltd.’s senior management reached a settlement related to an SEC investigation regarding alleged violations of the reporting provisions of Section 13(a) of the Exchange Act and the regulations thereunder. The parties to the agreement (other than the SEC) agreed not to cause any violations of such reporting provisions in the future, and in connection with a parallel civil action, Mr. Cohrs agreed to pay a $100,000 civil penalty. In the SEC order, none of the allegations related to fraud, no party admitted liability and no other violations of securities laws were alleged. Also in connection with Global Crossing, Ltd., on July 16, 2004, Mr. Cohrs and the Secretary of the United States Department of Labor entered into a settlement agreement, the relevant restrictions of which expired on July 16, 2009, pursuant to which Mr. Cohrs agreed, among other things, that he would give notice to the Secretary, and if the Secretary objected, then he would not serve in a fiduciary capacity with respect to any plan covered by the Employee Retirement Income Security Act.

Sean Ebnet, Senior Vice President of Business Development — Mr. Ebnet was appointed Senior Vice President of Business Development of Rentech in October 2012, and subsequently retitled to Senior Vice President of Wood Fibre at Rentech on March 2, 2013. Mr. Ebnet oversees all of Rentech’s operations in the wood fibre business and is responsible for executing the company’s growth objectives in that area. Mr. Ebnet began his career in 1988 working as a Biologist with the United States Forest Service in Washington State. From 1990 to 1992 Mr. Ebnet worked at Weyerhaeuser’s Technology Center in Federal Way performing a variety of fibre related development work and research. In 1993 Mr. Ebnet began working as a private consultant to numerous forest products companies, power utilities, indigenous tribes, and government agencies. The consulting firm Mr. Ebnet helped launch was eventually sold to Duke Energy, where Mr. Ebnet remained as Senior Manager before eventually leaving the company in 1999. From 2000 to 2008, Mr. Ebnet served as an Executive Director of Alternative Energy Investment Group (“AEIG”) where he was responsible for the screening and development of privately funded renewable power projects. Mr. Ebnet’s oversight focused primarily on biomass projects, which included his role as President of Green Island Energy Ltd, a Canadian subsidiary of AEIG in British Columbia. From 2008 to 2012, Mr. Ebnet served as a Commercial Director with the British utility Drax Power Ltd. and spearheaded the company’s transition of the 4,000 megawatt coal plant into one of the largest biomass co-firing power stations in the world. In this capacity Mr. Ebnet was responsible for global biomass origination, procurement and logistics as well as engineering and commercial oversight of new dedicated biomass developments within the U.K. Mr. Ebnet graduated with a B.S. degree from the University of Washington.

Colin M. Morris, Senior Vice President and General Counsel —Mr. Morris was appointed as Senior Vice President and General Counsel of Rentech in October 2011. From June 2006 to October 2011, Mr. Morris served as Vice President and General Counsel. Mr. Morris practiced corporate and securities law at the Los Angeles office of Latham & Watkins LLP from June 2004 to May 2006. From September 2000 to May 2004, Mr. Morris practiced corporate and securities law in the Silicon Valley office of Wilson, Sonsini, Goodrich and Rosati. Prior to that Mr. Morris practiced corporate and securities law in the Silicon Valley office of Pillsbury Winthrop Shaw Pittman LLP. Mr. Morris received an A.B. degree in government from Georgetown University and a J.D. from the University of California, Berkeley, Boalt Hall School of Law. Mr. Morris was appointed Senior Vice President, General Counsel and Secretary of Rentech Nitrogen GP, LLC, the general partner of Rentech Nitrogen Partners, L.P., in October 2011, and from July 2011 to October 2011, Mr. Morris served as Vice President, General Counsel and Secretary.

Harold A. Wright, Senior Vice President and Chief Technology Officer — Mr. Wright was appointed Senior Vice President and Chief Technology Officer of Rentech in March 2007. Mr. Wright served as Vice President of Technology for Eltron Research & Development, a developer of technologies for the energy, chemical and water services industries, from June 2005 until February 2007. From 1991 to 2005, Mr. Wright worked at ConocoPhillips, during which time Mr. Wright served in various capacities including Director of Gas-To-Liquids, or GTL, Research and Development from February 2004 to June 2005 and director of Synthesis Gas Development from July 2000 to February 2004. In these positions, Mr. Wright was responsible for synthesis gas technology development, GTL commercial reactor design, directing GTL catalyst development and product upgrading technology development. Mr. Wright oversaw all aspects of the company’s scale-up of GTL technology, which resulted in a 400 barrel per day demonstration plant in Ponca City, Oklahoma. With 30 United States patents issued to his credit, Mr. Wright is also a registered patent agent and is authorized to practice patent law before the United States Patent and Trademark Office. Mr. Wright received a B.S. in chemical engineering, cum laude, from the University of Missouri in 1986 and a Ph.D. in chemical engineering from Purdue University in 1991.

Michael S. Burke, Director — Mr. Burke was appointed as a director of Rentech in March 2007 and was appointed as a director of Rentech Nitrogen GP, LLC in July 2011. Mr. Burke serves as a member of the Audit and Compensation Committees of Rentech, and a member of the Audit Committee of Rentech Nitrogen GP, LLC. Mr. Burke was appointed Chief Executive Officer and President of AECOM Technology Corporation, or AECOM, on March 6, 2014. AECOM is a global provider of professional technical and management support services to government and commercial clients. From October 1, 2011 through March 5, 2014, Mr. Burke served as President of AECOM. From December 2006 through September 2011, Mr. Burke served as Executive Vice President, Chief Financial Officer of AECOM. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP, where he served in various senior leadership positions, most recently as a Western Area Managing Partner from 2002 to 2005. Mr. Burke also was a member of the board of directors of KPMG from 2000 through 2005. While on the board of directors of KPMG, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on the boards of directors of various charitable and community organizations. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University. The Board has determined that Mr. Burke brings to the Board extensive accounting, financial and business experience, including experience as an executive officer of a public company, and therefore he should serve on the Board.

General (ret) Wesley K. Clark, Director — General (ret) Wesley Clark was appointed as a director of Rentech in December, 2010 and he currently serves on audit committee of the board. General Clark is an active investment banker and strategic energy consultant in the oil, gas, biofuels, solar and wind industries in the United States, Europe, and Latin America. He serves as Chairman of UGR, LLC a boutique investment bank and consulting firm based in Washington, DC. In 2003 General Clark founded his own strategic consulting firm, Wesley K. Clark and Associates, where he currently serves as Chairman and Chief Executive Officer and from 2000 to 2003 General Clark was a managing director at Stephens, Inc., an investment banking firm based in Arkansas. He acts as a Senior Advisor to the Blackstone Group with a focus in the energy sector. General Clark currently and historically has served on several public and private company boards in the areas of energy, infrastructure and technology. He serves on the board of directors of the following publically traded companies: BNK Petroleum Inc., an energy company focused on the acquisition, exploration and production of large oil and gas reserves; Bankers Petroleum Ltd., a Canadian based oil and gas exploration and production company; Juhl Wind Inc., a wind energy provider; Amaya Gaming, a Canadian company in the electronic gaming industry; Premier Alliance, a business advisory and consulting firm; and Solopower, a company specializing in solar power technology and services. General Clark retired a four star general from the United States Army in 2000, as NATO Supreme Allied Commander, Europe, following a 38 year Army career. He is a recipient of numerous U.S. and foreign awards, including the Presidential Medal of Freedom and Honorary Knighthoods from The United Kingdom and Netherlands. He graduated first in his class from the United States Military Academy at West Point and attended Oxford University as a Rhodes Scholar earning degrees in philosophy, politics and economics. The Board has determined that General Clark brings to the Board extensive leadership experience, including having held high-ranking positions in the United States Army, and directorial and governance experience as a result of having served on boards of directors of numerous companies in the financial and energy sectors.

Michael F. Ray, Director — Mr. Ray was appointed as a director of Rentech in May 2005 and as a director of Rentech Nitrogen GP, LLC in July 2011. Mr. Ray served on the Rentech Audit Committee since 2008 and previously served as the Chairman of Rentech’s Compensation Committee from 2005 until 2010. Mr. Ray founded and, since 2001, has served as President of ThioSolv, LLC, a company that develops and licenses sulfur and ammonia recovery technologies for the refining and chemical sector. Also, since May 2005, Mr. Ray has served as General Partner of GBTX Leasing, LLC, a company that owns and leases rail cars for the movement of liquid chemicals and salts. Since 2008, Mr. Ray has served as a member of the board of directors and the Technology Committee for OCM Cyanco Holdings, LLC, a producer of sodium cyanide in the Western United States, and a subsidiary of Oaktree Capital Management, which holds a controlling interest in the company. From 1995 to 2001, Mr. Ray served as Vice President of Business Development for the Catalyst and Chemicals Division of The Coastal Corporation, a natural gas, pipeline, refining, coal and chemical company. Mr. Ray served as President (from 1990 to 1995) of Coastal Chem, Inc., a producer of ammonia, urea, silver and industrial ammonium nitrate, methanol, fuel additives and carbon dioxide. Prior to serving as President Mr. Ray held the positions of Vice President of Corporate Development and Administration (from 1986 to 1990) and Vice President of Carbon Dioxide Marketing (from 1985 to 1986). Mr. Ray served as Regional Operations Manager (from 1981 to 1985) and Plant Manager (from 1980 to 1981) of Liquid Carbonic Corporation, a seller of carbon dioxide products. Mr. Ray previously served as a member of the board of directors of Coastal Chem, Inc., a publically traded company, Cheyenne LEADS and Wyoming Heritage Society. Mr. Ray also served on the Nitrogen Fertilizer Industry Ad Hoc Committee, the University of Wyoming EPSCOR Steering Committee and Wyoming Governor’s committee for evaluating state employee compensation. Mr. Ray holds a B.S. degree in industrial technology from Western Washington University, as well as an M.B.A. from Houston Baptist University. The Board has determined that Mr. Ray brings to the Board valuable knowledge of and experience in the chemical and nitrogen fertilizer industries and directorial and governance experience as a director of Coastal Chem, Inc., and therefore he should serve on the Board.

Ronald M. Sega, Director — Dr. Sega was appointed as a director of Rentech in December 2007 and serves as chairperson of the Nominating and Corporate Governance Committee. Currently Dr. Sega serves as Director, Systems Engineering Programs and Special Assistant to the Chancellor for Strategic Initiatives at Colorado State University. From 2010 to 2013 he served as Vice President and Enterprise Executive for Energy and the Environment for both Colorado State University (CSU) and The Ohio State University (OSU), two Land-Grant universities engaged in efficient, sustainable development of practical products using natural resources (e.g. land/crops, forests, water, natural gas, etc.) through education, research and outreach. At CSU, he served as chair of the Sustainability, Energy, and Environment Advisory Committee. Dr. Sega also served as chair of the President’s and the Provost’s Council on Sustainability at OSU. Since 2008, Dr. Sega has served as a member of the board of directors of Woodward Inc., a public company that designs, manufactures and services energy control systems and components for aircraft and industrial engines and turbines. From August 2005 to August 2007, Dr. Sega served as Under Secretary for the U.S. Air Force. In that capacity, he oversaw the recruiting, training and equipping of approximately 700,000 people and a budget of approximately $110 billion and was the first senior energy official for the Air Force. Designated as the Department of Defense (DoD) Executive Agent for Space, Dr. Sega developed, coordinated and integrated plans and programs for all Department of Defense space major defense acquisition programs. From August 2001 until July 2005, Dr. Sega was Director of Defense Research and Engineering, Office of the Secretary of Defense, serving as the Chief Technology Officer for the DoD. Dr. Sega worked for NASA from 1990 until 1996 and made two shuttle flights during his career as an astronaut. He serves on several non-profit boards: Alaska Aerospace Corporation, Energy Institute for 21st Century Energy of the U.S. Chamber of Commerce, Air University Board of Visitors, U.S. Army Science Board, and U.S. Space Foundation Board of Directors. Dr. Sega received a B.S. in mathematics and physics from the United States Air Force Academy in 1974, a master of science degree in physics from The Ohio State University in 1975, and a doctorate in electrical engineering from the University of Colorado in 1982. The Board has determined that Dr. Sega brings to the Board a strong background in sustainability, energy, environment, aerospace, technology research, and operations with significant experience in leadership positions, including those involving responsibility for large budgets, and therefore he should serve on the Board.

Edward M. Stern, Director — Mr. Stern was appointed as a director of Rentech in December 2006 and he currently serves as chair of the Compensation Committee. He has nearly 30 years of experience leading the successful development, financing and operation of major energy and infrastructure projects. Mr. Stern is the President and Chief Executive Officer of PowerBridge, LLC, the leading developer of non-utility, privately financed electric transmission systems in the U.S. PowerBridge has developed, financed, constructed and now operates more than 1300 megawatts of transmission capacity, with a total investment in excess of $1.5 billion. Under Mr. Stern’s guidance, PowerBridge has developed and built the Neptune Regional Transmission System, completed in 2007, and the Hudson Transmission Project, completed in 2013, both on budget and ahead of schedule. Mr. Stern is also responsible for several other major energy infrastructure projects currently under development by PowerBridge. From 1991 through 2004, Mr. Stern was employed by Enel North America, Inc., a subsidiary of Enel SpA, an Italian electric utility company, and its predecessor, CHI Energy, Inc., an energy company that owned or operated nearly one hundred power plants in seven countries, specializing in renewable energy technologies including hydroelectric projects and wind farms. While at Enel North America, Inc. and CHI Energy, Inc., Mr. Stern served as General Counsel and, commencing in 1999, as President, Director and Chief Executive Officer. Prior to joining CHI, Mr. Stern was a vice president with BayBanks, Inc., a Boston-based $10 billion financial services organization, where for six years he specialized in energy project finance, real estate restructurings and asset management. Mr. Stern also currently serves on the board of directors of CAN Capital, Inc., a financial services company. He is on the board of managers of Deepwater Wind, a developer of offshore wind projects and serves on the Advisory Board of Starwood Energy Group Global, LLC, a private equity firm specializing in energy and infrastructure investments. Mr. Stern received B.A., J.D. and M.B.A. degrees from Boston University. He is a member of the Massachusetts Bar and the Federal Energy Bar. The Board has determined that Mr. Stern brings to the Board significant management and legal experience at energy companies, including substantial project development experience, and his directorial and governance experience as a director at numerous companies, and therefore he should serve on the Board.

Halbert S. Washburn, Director and Chairman of the Board — Mr. Washburn was appointed as a director of Rentech in December 2005, and has served as Chairman of the Board since June 2011. He also serves on the Compensation Committee of the Rentech Board. In July 2011, Mr. Washburn was appointed as a director of Rentech Nitrogen GP, LLC. Mr. Washburn has over 25 years of experience in the energy industry. Since April 2010, Mr. Washburn has been the Chief Executive Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners LP. From August 2006 until April 2010, he was the co-Chief Executive Officer and served on the board of directors of BreitBurn GP, LLC. In December 2011, he was reappointed as a member of the board of directors of BreitBurn GP, LLC. He has served as the co-President and a director of BreitBurn Energy Corporation since 1988. He also has served as a co-Chief Executive Officer and a director for Pacific Coast Energy Holdings, LLC (formerly BreitBurn Energy Holdings, LLC) and as co-Chief Executive Officer and a director of PCEC (GP), LLC (formerly BEH (GP), LLC). Since September 2013, Mr. Washburn has served on the board of directors of Jones Energy, Inc., a publically traded oil and gas exploration and production company. Mr. Washburn previously served as Chairman on the Executive Committee of the board of directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. The Board has determined that Mr. Washburn brings to the Board knowledge of our business, extensive experience in the field of energy and with the MLP structure, including his service as an executive officer and director of several BreitBurn entities, and familiarity with start-up and public energy companies, and therefore he should serve on the Board.

John A. Williams, Director — Mr. Williams was appointed as a director of Rentech in November 2009. Mr. Williams has over 40 years of business experience, principally in the real estate and banking industries. Since January 2004, Mr. Williams has served as the Chief Executive Officer, President and Managing Member of Corporate Holdings, LLC, a diversified holdings company, and since November 2004, he has served as Chief Executive Officer and Managing Member of Williams Realty Advisors, LLC, a real estate fund advisor to over $3 billion in assets. Mr. Williams is currently Chairman and Chief Executive Officer of Preferred Apartment Communities, Inc., a real estate investment trust. In 1970, Mr. Williams founded Post Properties, Inc., a developer, owner and manager of upscale multifamily apartment communities in selected markets in the United States. Mr. Williams served as Chief Executive Officer of Post Properties from 1970 until 2002, and he served on its board from inception until 2004. Mr. Williams served as Chairman for Post Properties from inception until February 2003 and Chairman Emeritus from February 2003 until August 2004. Mr. Williams currently serves on the board of directors of the Atlanta Falcons of which he is also a minority owner. He previously served on a variety of boards of directors, including those of NationsBank Corporation, Barnett Banks, Inc. and Crawford & Company. Mr. Williams hold a B.S. degree in industrial management from Georgia Tech. The Board has determined that Mr. Williams brings to the Board over 40 years of business experience and directorial and governance experience on boards of directors, and therefore he should serve on the Board.

Dennis L. Yakobson, Director and Chairman Emeritus of the Board — Mr. Yakobson was appointed as a director of Rentech in 1983 and is one of its founders. He served as the Chairman of the Board until June 2011, at which time he became Chairman Emeritus of the Board, and he served as Chief Executive Officer until December 2005. He was employed as Vice President of Administration and Finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a Director and Secretary of Nova Petroleum Corporation. He resigned from those positions in November 1983 to become a Director and assume the presidency of Rentech. From 1976 to 1981, he served as a Director, Secretary and Treasurer of Power Resources Corporation in Denver, a mineral exploration company, and was employed by it as the Vice President-Land. From 1975 to 1976, he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975, he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971, he was employed by Martin Marietta in a similar position. From 1960 to 1969, he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He is a director of GTL Energy Pty Ltd., a private company based in Adelaide, Australia. The Board has determined that Mr. Yakobson brings to the Board knowledge of our business and, as the founder, his historical understanding of our operations combined with his experience in leadership positions, including directorial and governance experience on boards of directors, at multiple engineering and energy companies, and therefore he should serve on the Board.

Audit Committee and Audit Committee Financial Expert

Our Board has a standing Audit Committee. Our Board has determined that each member of the Audit Committee is “independent” within the meaning of the rules of the SEC and NASDAQ.

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

The Audit Committee consists of Mr. Burke, Mr. Ray and Mr. Clark. Our Board has determined that Mr. Burke, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of Rentech’s equity securities, or collectively, “Insiders,” to file initial reports of ownership and reports of changes in ownership with the SEC. Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To our knowledge, based solely on its review of the copies of such reports furnished to us and/or written representations that no other reports were required to be filed during fiscal year 2013, all filing requirements under Section 16(a) applicable to our officers, directors and 10% stockholders were satisfied timely, except in the following instances. Mr. Ray and Mr. Wright exercised 32,252 stock options in April 2013 and 177,075 stock options in December of 2013 respectively, but failed to timely report such transaction on a Form 4. Mr. Ray reported the option exercise one day after such Form 4 was due and Mr. Wright reported his option exercise five business days after such Form 4 was due. Additionally, Mr. Williams sold 37,000 shares of Rentech stock in August 2013 and reported such sale two days after the Form 4 was due.

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

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides an overview and analysis of our executive compensation program during the fiscal year ended December 31, 2013, or 2013, for our named executive officers, or NEOs. Our executive compensation program is designed to align executive pay with individual performance on both short- and long-term bases; to link executive pay to specific, measurable financial, technological and development achievements intended to create value for shareholders; and to utilize compensation as a tool to attract and retain the high-caliber executives that are critical to our long-term success. The NEO compensation program in 2013 emphasized equity compensation over cash compensation, particularly as compared to other companies in our peer group (as discussed below). Further, a majority of the equity compensation provided was contingent on achieving total shareholder return (“TSR”) over the next three years, with such contingent equity awards forfeited if our TSR, as determined by reference to the sum of our stock price increase and dividends over such period, does not equal or exceed a minimum of 25% during the three-year period.

2013 Highlights

We endeavor to structure our executive compensation program in a manner that reflects good corporate governance practices and aligns our NEOs’ pay with our performance, both operating and stock price. Highlights of our 2013 executive compensation program included the following:

•	Cash Incentives Linked to Performance Goals. During 2013, our executive officers were eligible to earn bonuses based on the Company’s and the individual executive officers’ achievement of a wide range of challenging, pre-established performance goals (discussed in detail below). The actual bonuses paid in 2013 followed a funding formula based on goal achievement.

•	Equity Awards Subject to Time- and Performance-Vest Conditions. We believe that our equity compensation program supports long-term performance by aligning the interests of our executives and our stockholders. During 2013, 60% of the equity awards granted to named executive officers were subject to rigorous performance-vest conditions, including the achievement of a target level of TSR (i.e., at least +25%), which provides strong alignment between the interests of our executives and our stockholders. In addition to the performance vesting component, all equity incentive awards granted to our NEOs include a continued service requirement to provide meaningful retention, in addition to the link to stockholder value.

•	Change in Control Double-Trigger Severance. None of our compensation arrangements provide for any “single trigger” cash payments in connection with a change in control. Rather, change in control related cash severance is paid only if the executive is involuntarily terminated in connection with the change in control. This severance format provides reasonable executive protections while our NEOs negotiate with potential acquirers on behalf of shareholders, while also encouraging executives to remain employed and focus on our post-transaction success.

•	Stock Ownership Guidelines. In April 2013, we adopted stock ownership guidelines for our executives officers and non-employee directors, pursuant to which they must accumulate and hold equity of the Company valued at three times (3x) (or six times (6x) in the case of our Chief Executive Officer) their annual base salary (with respect to our executive officers) or their annual cash retainer (with respect to our non-employee directors) within the earlier of (i) five years after the adoption of these guidelines or (ii) five years after becoming an executive officer of the Company (with respect to our executive officers) or five years after joining the Company’s Board of Directors (with respect to our non-employee directors). If, after the five year period set forth above, an individual fails to satisfy the above ownership requirements, then he or she will be required to retain 100% of any of our shares acquired through stock option exercise or vesting of any performance stock units, restricted stock units and restricted stock awards (net of shares sold or withheld to satisfy taxes and, in the case of stock options, the exercise price) until such time that he or she meets the ownership requirements.

•	Clawback Policy. In March 2013, we adopted a clawback policy pursuant to which, in the event of an accounting restatement due to material non-compliance with any financial reporting requirements under the securities law, we would be entitled to recoup from executive officers all cash bonuses and all contingent equity that would not have been paid if performance had been measured in accordance with the restated financials.

Pay for Performance

Pay for performance is a key component of our compensation philosophy. Consistent with this focus, our compensation program includes (i) annual performance-based incentives and (ii) long-term equity compensation that is performance-linked both in that its value derives from stock price appreciation and in that 60% of the 2013 long-term equity incentive awards granted to our NEOs condition vesting on the attainment of challenging three-year TSR performance goals (the target is 50% TSR over three years and the minimum threshold for any vesting of these awards is 25% TSR over this period). For 2013, approximately 50% of our NEOs’ aggregate compensation came from variable performance-based pay consisting of performance-based cash bonuses and performance-based restricted stock units.

The below chart, representing the 2013 target total direct compensation (“TDC”) for our Chief Executive Officer, Mr. Ramsbottom, demonstrates the emphasis on incentive compensation and performance-contingent compensation elements for 2013. These elements are described in greater detail below:

*	55% of Mr. Ramsbottom’s target TDC is in the form of incentive compensation tied to the achievement of specific, pre-established performance goals.
[1]	“RSUs” refer to time-vesting RSUs, and “PSUs” refer to performance-vesting RSUs, as described below. Equity measures are based on grant date values as set forth in the “Grants of Plan-Based Awards” table below.

Elements of Compensation

The following table sets forth the key elements of our NEOs’ compensation, along with the primary objectives associated with each element of compensation:

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities, provide stable income and attract and retain experienced individuals with superior talent.

Annual incentive compensation	To promote achievement of short-term performance objectives and reward individual contributions to their completion.

Long-term equity incentive awards	To encourage decision-making keyed to long-term performance, align the interests of our NEOs with the interests of our shareholders, encourage the maximization of shareholder value and retain key executives.

Severance and change in control benefits	To encourage the continued attention and dedication of our NEOs and provide reasonable individual security to enable our NEOs to focus on our best interests, particularly when considering strategic alternatives.

Retirement savings (401(k) plan)	To provide an opportunity for tax-efficient savings and matching contributions by us.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits with perceived values that exceed their cost.

To serve the foregoing objectives, our overall compensation program is generally designed to be flexible rather than purely formulaic. In alignment with the objectives set forth above, the Company’s Compensation Committee (the “Compensation Committee”) and the Company’s Board of Directors (the “Board”) have generally determined the overall compensation of our NEOs and its allocation among the elements described above, relying on the analyses and advice provided by the Compensation Committee’s compensation consultant. The Compensation Committee has generally made these determinations in executive sessions without our management team present, but has also sought input from our Chief Executive Officer with regard to individual NEO performance and compensation besides his own.

Our compensation decisions for our NEOs with respect to 2013 are discussed in detail below. This discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

Compensation Program Objectives

The following discussion and analysis describes our compensation objectives and policies for each of NEOs for 2013, who consisted of:

•	D. Hunt Ramsbottom, Chief Executive Officer;

•	Dan J. Cohrs, Chief Financial Officer;

•	Sean Ebnet, Senior Vice President – Business Development;

•	Colin M. Morris, Senior Vice President, General Counsel and Secretary; and

•	Harold A. Wright, Senior Vice President and Chief Technology Officer.

To succeed in achieving our key operational goals, we need to recruit and retain a highly talented and seasoned team of executive, technical, sales, marketing, operations, financial and other business professionals. As such, our compensation packages are designed to incentivize the achievement of these goals, and to recruit, reward and retain our employees, including our NEOs.

We have focused on building an experienced management team that is capable of managing our day-to-day operations during a period of growth while working to achieve our long-term operational goals. We believe it is important both to retain our key executives, including our NEOs, and to recruit the additional talent we need to expand the Company and attain our organizational objectives. Accordingly, our policy is to hire executives who are not only highly qualified for their positions at our current size, but who also have the skills we believe are necessary to perform their roles at the same high standard if we are successful in our commercial development, and we achieve significantly greater size and complexity.

Each of the key elements of our executive compensation program is discussed in more detail below under “—Core Components of Executive Compensation.”

Compensation Consultant

During 2013, the Compensation Committee engaged Frederic W. Cook & Co., Inc. (“Cook”), as an independent compensation consultant to analyze our existing executive compensation programs, assist with the design of future compensation programs that more closely align our executive officers’ interests with those of our stockholders, and ensure that the levels and types of compensation provided to our executives (including our NEOs) and directors continue to reflect market practices. Cook serves at the discretion of the Compensation Committee and Cook may be terminated by the Compensation Committee in its discretion. The Compensation Committee has assessed the independence of Cook pursuant to the rules prescribed by the SEC and has concluded that no conflict of interest existed in 2013 or currently exists that would prevent Cook from serving as an independent consultant to the Compensation Committee.

Services Provided With Respect to 2013 Compensation

Services provided by Cook in 2013 included the following:

•	Analyzing our peer group companies and advising on appropriate changes to such companies so that they align with our business mix and size;

•	Reviewing and analyzing officer and non-employee director compensation data and providing analysis with regard to the amounts of such compensation, its alignment with performance, and its consistency with good governance practice; and

•	Analyzing our compensation components, and incentive designs, to calibrate the compensation opportunities of directors and officers relative to our peer group companies.

Comparison to Market Practices

The Compensation Committee provides levels and elements of executive compensation, including base salaries, target annual incentives as a percentage of salary, total cash compensation, long-term incentives and total direct compensation, based on information gathered from the public filings of our peer group companies as well as industry-specific published survey data (discussed in more detail below).

For the second half of 2012 through August 2013, our peer group was comprised of companies selected in 2012 based on discussions among the members of the Compensation Committee, certain of our executive officers and Cook (the “2012 Peer Group”). In September 2013, the Compensation Committee, certain of our executive officers and Cook reviewed and discussed the composition of the 2012 Peer Group. The discussions considered the manner in which the Company’s business had changed since the 2012 Peer Group was constructed. Based on these discussions, changes were made to our peer group in order to (i) remove seven companies that were no longer appropriate to our peer group based on size, industry and/or market value, and (ii) add seven companies that are more similar to us in terms of industry, revenue and market value. In general, the peers removed were more closely aligned with our alternative energy technologies, which constitute a decreasing component of our business, By contrast, the peers added tended to focus on wood-related and paper-related lines of business, which comprise an increasing component of our business. We refer to our current peer group (after giving effect to the changes discussed above) as the “New 2013 Peer Group.”

Our 2012 Peer Group consisted of alternative energy, energy, energy technology, chemical and fertilizer companies, in each case, with (i) annual revenues ranging from approximately $50 million to $1 billion and (ii) market values ranging from about $100 million to $1.5 billion at the time the peers were chosen. Following are the companies that comprised our 2012 Peer Group:

ADA-ES, Inc.	Fuel Tech
Advanced Energy Industries	Fuelcell Energy
American Vanguard Corp.	Hawkins Inc.
Amyris Inc.	LSB Industries
Arabian American Development Co.	Maxwell Technologies
Balchem Corp.	Quaker Chemical
Clean Energy Fuels Corp.	REX American Resources
EnerNoc Inc.	Vicor Corp.
Flotek Industries	Zoltek

Our New 2013 Peer Group consists of alternative energy, energy, energy technology, chemical, fertilizer and wood fiber companies, in each case, with (i) annual revenues ranging from approximately $160 million to $1.3 billion and (ii) market values ranging from approximately $170 million to $2.0 billion at the time the peer group was selected. Following are the companies that comprise our New 2013 Peer Group:

ADA-ES, Inc.	KapStone Paper
Advanced Energy Industries	LSB Industries
American Vanguard Corp.	Maxwell Technologies
Balchem Corp.	Minerals Technologies
Clean Energy Fuels Corp.	Neenah Paper
EnerNoc Inc.	Penford Corp.
FutureFuel	REX American Resources
Hawkins Inc.	Wausau Paper
Intrepid Potash	Zoltek

In September 2013, the Compensation Committee conducted a review of compensation data provided by Cook with regard to the levels and types of compensation provided to our NEOs and directors. The information provided by Cook included data gathered from the public filings of our New 2013 Peer Group (instead of our 2012 Peer Group). The Compensation Committee considered this data when determining the final incentive awards earned by our NEOs for 2013 under our annual incentive compensation programs and the levels and types of equity awards granted to our NEOs during 2013. We expect to continue to use our New 2013 Peer Group for purposes of assessing our compensation programs through at least mid-2014.

During its 2013 review, the Compensation Committee reviewed the compensation of our NEOs relative to the New 2013 Peer Group with respect to total compensation and for individual components of compensation and determined it was within the desired market position and in line with our compensation philosophy. The study provided by Cook to the Committee found that base salaries and target total cash, including base salaries and target bonus opportunities, were below the 25th percentile of similarly situated executives in our New 2013 Peer Group companies for our CEO and were near the median for our four other NEOs on average. A comparison of long-term equity incentives showed (i) above-median equity award levels for our NEOs (with respect to the New 2013 Peer Group), and (ii) that our NEOs’ December 2013 annual awards were weighted considerably more toward performance-based vesting than the equity awards granted to similarly-situated executives of our New 2013 Peer Group (i.e., 60% of long-term incentives at Rentech versus about 30% for peer company officers on average). The resulting target total direct compensation values were, on average, near the median for the CEO and the other NEOs, as demonstrated by the table below. This total compensation level, which included an expectation that peer companies would increase their equity award values by 15% following fairly high shareholder return since their last disclosed equity compensation grants, was achieved with a greater emphasis on equity based compensation than on fixed salaries compared to the New 2013 Peer Group companies.

2013 Target Compensation Relative to the Market (Percentile 1 )
				Target		Dec. 2013			Target Total
			+	Total	+	LTI		=	Direct Comp.
Name	Position	Salary		Cash		Value [2]			Value
Ramsbottom, D. H.	CEO	10P		10P		85P			45P
n/a	Average for Other NEOs	55P		50P		60P	[3]		50P

[1]	Rounded to the nearest five percentile points.
[2]	Measured against projected competitive long-term incentive values, which are expected to increase by 15% because peer stock prices are up a median of 15% - 50% since their last disclosed grant.
[3]	Ebnet’s value excludes June 2013 promotion award.

Core Components of Executive Compensation

Through the Compensation Committee, we design the principal components of our executive compensation program to fulfill one or more of the principles and objectives described above. Compensation of our NEOs consists of the following elements:

•	Cash compensation comprised of base salary and annual cash incentive compensation;

•	Equity incentive compensation;

•	Certain severance and change in control benefits;

•	Health and welfare benefits and certain limited perquisites and other personal benefits; and

•	Retirement savings (401(k)) plan.

We view each component of our executive compensation program as related but distinct, and we have historically reassessed the total compensation of our NEOs periodically to ensure that overall compensation objectives are met. In addition, in determining the appropriate level for each compensation component, we have considered, but not exclusively relied on, our understanding of the competitive market based on the collective experience of members of the Compensation Committee (and our Chief Executive Officer with regard to the other NEOs), our recruiting and retention goals, our view of internal equity and consistency, the length of service of our executives, our overall financial and operational performance and other relevant considerations.

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

Base Salary

Base salaries for our NEOs were initially set in arm’s-length negotiations during the hiring processes. These base salaries have historically been reviewed annually by the Compensation Committee (with input from our Chief Executive Officer with respect to the other NEOs) and were again reviewed at the end of 2013 for purposes of determining 2014 salaries. Our NEOs are not entitled to any contractual or other formulaic base salary increases. The Compensation Committee increased the base salaries of our NEOs, effective January 13, 2014, in connection with its annual salary review at the end of our fiscal year 2013. Effective January 13, 2014, Mr. Ramsbottom’s base salary increased by approximately 18% to $650,000 in recognition of his leadership of both us and RNP, and in order to bring his base salary closer to the median for chief executive officers of our peer group companies (although it is still below the 25th percentile). Mr. Cohrs’ base salary also increased in January 2014 by approximately 3% to $464,000 in recognition of his effective capital raising efforts on behalf of us, his efforts in facilitating and completing the Fulghum Acquisition, and his continued leadership as the Chief Financial Officer of two publicly traded entities. Mr. Ebnet’s salary was increased by approximately 5% to $295,000, effective January 13, 2014, in recognition of his performance and his efforts in facilitating and completing the Fulghum Acquisition, the Wawa Project and the Atikokan Project. Mr. Morris’ salary was increased 5% to $315,000, effective January 13, 2014, in recognition of his superior performance during 2013. Mr. Wright’s salary was not increased for 2014.

The base salaries for our NEOs, both during 2013 and following their salary increases in January 2014, are set forth in the following table:

Name	2013 Base Salary (Before Increase) ($)	2014 Base Salary (After Increase) ($)
D. Hunt Ramsbottom.	550,000	650,000
Dan J. Cohrs	450,000	464,000
Sean Ebnet	280,000	295,000
Colin M. Morris	300,000	315,000
Harold A. Wright	295,000	295,000

Annual Incentive Compensation

We maintain an annual incentive program to reward executive officers, including our NEOs, based on our financial and operational performance, achievement of specific milestones related to technology, financing and project development work associated with our business, operation and expansion of our nitrogen fertilizer business, and the individual NEO’s relative contributions to that performance during the year (referred to below as the our “annual incentive program”). We recognize that successful completion of short-term objectives is critical in achieving our planned level of growth and attaining our long-term business objectives. Accordingly, our annual incentive program is designed to reward executives for successfully taking the immediate steps necessary to implement our long-term business strategy.

Annual Incentive Program

During 2013, each of our NEOs was eligible to receive an incentive payment pursuant to our annual incentive program. Under our annual incentive programs, cash incentives were determined and paid by reference to (i) the achievement of certain pre-established operational and financial goals and technology, commercial and project development criteria, and (ii) target bonus amounts (as set forth in the NEOs’ respective employment agreements). The goals are weighted based on importance for the year. In the beginning of 2013, as in prior fiscal years, our CEO and other senior officers developed a series of broad objectives for us, which were then reviewed and revised by the Compensation Committee and the Board. Following that review, the Board set the 2013 performance goals for our annual incentive program, but retained discretion based on input from the Compensation Committee (and our Chief Executive Officer with respect to the other NEOs) to increase or decrease annual incentive award payouts to levels as high as 200% of the NEO’s target bonus and as low as zero, in each case, based on performance during the relevant period. The goals were designed to be challenging with no guarantee that any portion of the target award would actually be earned. The 2013 annual incentive awards were targeted for Messrs. Ramsbottom, Cohrs, Ebnet, Wright and Morris at 100%, 60%, 50%, 50% and 50% of their respective base salaries (in accordance with their respective employment agreements). Payment of annual incentive awards to our NEOs was based on the achievement by us of the specific targets and goals set forth below for the applicable annual incentive program, as well as the performance of the individual executive (and was subject to adjustment as described above).

Annual Incentive Program Performance Goals

The 2013 performance goals applicable to our NEOs under our annual incentive program are set forth below, along with determinations as to the attainment of these goals (parentheticals following the description of each goal provide guidelines indicating the approximate weight given to the attainment of each goal).

1.	Goal: Environmental, Health, Safety & Sustainability, or EHS&S, goals, including:

•	A continued strong safety record at Rentech’s facilities, including RNP’s facilities, with an OSHA recordable rate below a target rate of 3.75 and fewer than 8.0 environmental and Federal Railroad Administration compliance incidents.*

Result: Goal attained. Rentech completed fiscal year 2013 with an OSHA recordable rate of approximately 1.58 recordable incidents for every 200,000 hours worked at Rentech facilities and two environmental and Federal Railroad Administration compliance incidents.

•	Completion of mandated EHS&S training.*

Result: Goal attained. We completed all required training.

•	Completion of EHS&S process review action items.*

Result: Goal attained. We completed required process review action items.

*	These Goals are not weighted in arriving at the initial award amounts under the annual incentive program, but failure to attain these Goals can result in a reduction of the final pool by up to 20%.

2.	Goal: Operations goals, including:

•	Total ammonia production ranging from approximately 265,000 tons to 290,000 tons, targeted at approximately 280,000 tons (5% weight).

Result: Goal not attained. Total ammonia production for the fiscal year ending December 31, 2013 equaled approximately 244,000 tons.

•	Concurrently decrease nitrogen production and increase ammonia production in amounts ranging from approximately 135,000 tons to 150,000 tons, targeted at approximately 145,000 tons (5% weight).

Result: Goal not attained. Total decrease in nitrogen production and corresponding increase in ammonia production for the fiscal year ending December 31, 2013 equaled approximately 130,000 tons.

•	Total ammonium sulfate production ranging from approximately 525,000 tons to 575,000 tons, targeted at approximately 555,000 tons (5% weight).

Result: Goal not attained. Total ammonium sulfate production for the fiscal year ending December 31, 2013 equaled approximately 465,000 tons.

•	Total sulfuric acid production ranging from approximately 540,000 tons to 590,000 tons, targeted at approximately 570,000 tons (5% weight).

Result: Goal not attained. Total sulfuric acid production for the fiscal year ending December 31, 2013 equaled approximately 478,000 tons.

3.	Goal: Consolidated EBITDA ranging from approximately $80.0 million to $105.0 million, targeted at approximately $90.0 million (20% weight).

Result: Goal not attained. Consolidated EBITDA for fiscal year 2013 equaled approximately $32 million.

4.	Goal: Technology achievements, including:

•	Successful completion of the Department of Energy grant requirements and the mothballing of the PDU by April 28, 2013 (5% weight).

Result: Goal attained. The Department of Energy grant requirements and mothballing of the PDU were successfully completed prior to April 28, 2013.

•	Successful completion of smooth wind-down of PDU (5% weight).

Result: Goal attained. We completed the orderly wind-down of the PDU.

5.	Goal: Commercial achievements, including:

•	Execution of definitive agreements and sales contracts for, and start construction on pellet plants (15% weight).

Result: Goal attained. Off-take agreements were executed and construction began on two pellet plants.

•	Complete acquisitions and/or partnerships, including all necessary material definitive agreements, that lead to a cash-flowing wood processing business (15% weight).

Result: Goal attained. On May 1, 2013, Rentech acquired Fulghum.

6.	Goal: Other factors which contribute to the success of Rentech as determined by Rentech’s Compensation Committee and board of directors (20% weight).

Result: The Compensation Committee exercised its discretion to recognize Rentech’s preservation of shareholder value during a tumultuous nitrogen fertilizer market and in light of unanticipated challenges at both operating plants, including the fire and foundation crack at the East Dubuque Facility. In addition, the Compensation Committee recognized that significant long-term shareholder value was created with the significant progress achieved in pursuing the Company’s new wood fibre processing business.

At the end of 2013, our Chief Executive Officer completed his own evaluation of his direct reports (including the other NEOs) compared to certain pre-established individual goals, taking into consideration any key accomplishments outside of the set goals for the year. Final incentive payments for our NEOs were determined based on our performance compared to the set goals under the annual incentive program, together with the individual assessments made by our Chief Executive Officer of the other NEOs. Messrs. Ramsbottom, Cohrs, Ebnet, Morris and Wright received 2013 annual incentive payments equal to approximately 80%, 80%, 80%, 80% and 70% of their respective target bonuses based on the performance results described above (or 80%, 48%, 40%, 40% and 35% of their respective base salaries). For Messrs. Ramsbottom, Cohrs, Ebnet and Morris, these payments were determined based on the achievement of the formulaic goals set forth above for each NEO with no bonus adjustment based on individual assessment. Mr. Wright’s bonus was determined based on the achievement of the formulaic goals set forth above and was adjusted downwards by 10% based on his individual assessment.

Long-Term Equity Incentive Awards

The Compensation Committee and the Board believe that senior executives, including our NEOs, should have an ongoing stake in the success of their employer to closely align their interests with those of its shareholders. The Compensation Committee also believes that equity awards provide meaningful retention and performance incentives that appropriately encourage our executive officers, including our NEOs, to remain employed with us and put forth their best efforts and performance at all times. Accordingly, long-term equity incentive awards covering shares of our common stock have historically been a key component of our compensation program, including during 2013, as these awards create an ownership stake for management that aligns the interests of our NEOs with those of our shareholders and incentivize our NEOs to work toward increasing value for our shareholders. During 2013, we granted equity awards under our 2009 Incentive Award Plan, which are intended to provide incentives for a broad group of service providers including employees (both NEOs and other employees), directors and consultants, in each case, who are critical to the success of the Company and the creation of shareholder value. In addition, RNP granted awards under its 2011 Long-Term Incentive Plan to Messrs. Ramsbottom, Cohrs and Morris. The CEO’s equity awards were above the median of the New 2013 Peer Group to help compensate for his below-median cash compensation levels in a way that promotes alignment of the CEO’s interests with those of shareholders.

During 2013, in order to promote the share ownership, performance and retention goals described above, we granted equity awards to our NEOs comprised of time-vesting restricted stock units (“RSUs”) and performance-vesting restricted stock units (“PSUs”), and RNP granted awards of time-vesting RNP phantom units to Messrs. Ramsbottom, Cohrs and Morris (collectively, the “2013 Awards”). Each RSU, PSU and phantom unit confers upon its holder the right to receive one share of our common stock or , in the case of phantom units, one common unit of RNP, in each case, without payment of any purchase price, thereby delivering the full grant-date value of the underlying shares or units, as well as any post-grant share price appreciation. Awards were granted at the end of 2013 in order to allow the amounts to be calibrated to reflect total shareholder return performance during the year and performance versus internal goals.

Overall, our NEOs received 2013 Awards with an aggregate value that was comprised 60% of PSUs which are only earned upon the achievement of challenging future TSR performance criteria and 40% of time-vested RSUs or, in the case of Messrs. Ramsbottom, Cohrs and Morris, 20% of time-vested RSUs and 20% of time-vested RNP phantom units, which we believe puts a shareholder-oriented emphasis on the shareholder return improvement before NEOs’ awards are earned and paid (the 60%/40% performance-to- time vested equity award mix excludes the time-vested RSUs granted to Mr. Ebnet in 2013 in connection with his promotion, as described in the “Grants of Plan-Based Awards” table below). The study of peer practice provided by Cook shows that the 60%/40% mix of performance-based awards to time-based awards is significantly more performance-based than awards granted to the average New 2013 Peer Group company executive officers, which is approximately 30% performance-based and 70% time-based.

RSUs

The RSUs granted as 2013 Awards vest in substantially equal, annual increments over a period of three years, subject to continued service through the applicable vesting date. RSUs are tied to time-vesting requirements in order to provide a retention incentive to our NEOs through the applicable vesting period. As noted above, time-vested RSUs represented only 40% of the 2013 Awards granted to our NEOs during 2013. We emphasized PSUs, as described below, which required significant total shareholder return to be achieved as a condition to vesting and payment. Each RSU also confers upon its holder the right to dividend equivalent payments for dividends declared over periods during which such RSU is outstanding, payable as and when such dividends are paid to our stockholders generally (without regard to the vested status of the underlying RSU).

PSUs

The PSUs granted to our NEOs as 2013 Awards require both continued service and the attainment of challenging TSR performance criteria as conditions to vesting, thereby providing both retention and enhanced performance incentives. Specifically, PSUs granted as 2013 Awards confer upon the NEOs the right receive a number of stock-settled PSUs determined based on our TSR over a three-year performance period beginning on December 14, 2013 (the “Vesting Commencement Date”). PSUs are forfeited if we do not attain TSR of at least +25% during the performance period, and target PSUs are earned only if we attain TSR of +50% or more during the three-year performance period. As noted above, PSUs comprised 60% of the value of the 2013 Awards granted to our NEOs in 2013 (excluding Mr. Ebnet’s promotion award of time-vested RSUs). Each PSU also confers upon its holder the right to dividend equivalent payments for dividends declared over the portion of the performance period during which such PSU is outstanding; however, such dividends are payable only if and when the underlying PSUs vests following TSR achievement (i.e., accumulated dividends are forfeited if the underlying PSUs are not earned based on actual TSR performance). The Compensation Committee determined to grant PSUs that vest based on our TSR achievement because it believes that long-term TSR is a key measure of our performance for our shareholders.

Pursuant to their respective PSU award agreements, each NEO is eligible to earn a specified number of target PSUs, based on 100% attainment of the TSR goal and satisfaction of the continued service vesting conditions described below. Actual PSU payouts (if any) range from 0% to 175% of the target PSU levels depending on the actual level of TSR attained. For purposes of the PSUs, TSR is calculated as the per share increase in value equal to the sum of (i) our per share stock price increase plus (ii) our aggregate per share dividends, in each case, over the performance period (or relevant portion thereof), with stock price generally calculated as the trailing thirty trading-day stock price average through the date on which TSR is measured. There is a payout cap of five times target PSUs, which limits the potential for a windfall for the NEOs if TSR performance is extraordinary.

Generally, one-third of the target PSUs are eligible to vest on each of the first three anniversaries of the Vesting Commencement Date based on our per share TSR (and the executive’s continued service) through the applicable anniversary (each such anniversary, a “measurement date”). The number of PSUs that vest on the applicable measurement date is determined based on the increase in our stock price over the one-year, two-year or three-year period, as applicable, following the Vesting Commencement Date. Any PSUs that are not earned on the one-year or two-year anniversary of the Vesting Commencement Date remain eligible to vest on the third anniversary of the Vesting Commencement Date based on the increase in per share TSR over the full three-year performance period (but only if the TSR achieved as of the third measurement date exceeds the TSR achieved as of the first and second measurement dates), as demonstrated by the chart below.

The Compensation Committee believes that this vesting structure emphasizes long-term stock TSR performance, which is the ultimate goal, without penalizing our NEOs if short-term stock performance is below target levels.

The number of PSUs that actually vest on each of the first, second and third anniversaries of the Vesting Commencement Date is determined based on the increase of our per share TSR from the date of grant through the applicable measurement date. The table below sets forth the percentage of target PSUs that will vest and be distributed upon our attainment of per share TSR at threshold, target and maximum levels (e.g., upon the increase in our per share TSR by 25%, 50% and 100%, respectively, through the applicable measurement date).

Achievement Level	TSR Increase Through the Applicable Measurement Date (%)	Percent of Target PSUs That Actually Vest
Maximum	100% or more	175%

Between Target and Maximum	More than 50% and less than 100%	Between 100% and 175% (determined pro rata based on the percentage of actual TSR increase)

Target	50%	100%

Between Threshold and Target	More than 25% and less than 50%	Between 50% and 100% (determined pro rata based on the percentage of actual TSR increase)

Threshold	25%	50%

Below Threshold	Less than 25%	0%

As indicated above, we must achieve an increase in our per share TSR of at least 25% through the applicable measurement dates (the “threshold” level) in order for any PSUs to vest on any such dates. Upon our achievement of per share TSR at the threshold, target or maximum level (e.g., an increase in our per share TSR of 25%, 50% and 100%, respectively, through the applicable measurement date), the number of PSUs that will vest on the applicable measurement date equals 50%, 100% or 175%, respectively, of the target PSUs eligible to vest on such date. If we achieve an increase in our per share TSR between these specified achievement levels, the number of PSUs that will vest on the applicable measurement date is determined pro rata based on the actual increase in our TSR achieved within the range of applicable achievement levels. For example, if we achieve an increase in our per share TSR of 25% as of an applicable measurement date, the number of PSUs that will vest equals (a) one-third of the target PSUs multiplied by (b) 50%. If we instead achieve an increase in our per share TSR between 25% and 50% as of an applicable measurement date, the number of PSUs that will vest equals (a) one-third of the target PSUs multiplied by (b) a percentage ranging from 50% to 100% (with such percentage determined pro rata based on the actual increase in our TSR as of the applicable measurement date).

PSUs will be paid to our NEOs in shares of our common stock as and when they are earned and vest, subject to the NEO’s continued service through the applicable measurement date. Dividend equivalents that become payable with respect to earned and vested PSUs will generally be paid in cash upon or shortly after vesting of the underlying PSU to which such dividend equivalents relate (only if and when the underlying PSU ultimately vests).

RNP Phantom Units.

During 2013, RNP also granted phantom units, which include distribution equivalent rights for dividends paid by RNP, to each of Messrs. Ramsbottom, Cohrs and Morris under its 2011 Long-Term Incentive Plan to compensate these executives for their services as officers of RNP, which is a separate publicly traded fertilizer master limited partnership in which Rentech owns a 59.8% equity stake, and to create incentives aligned with the interests of the unit holders of RNP. These RNP units were considered part of each officer’s total compensation package by the Compensation Committee and are included in the 40% time-vested portion of their 2013 equity incentive awards. The values of these phantom units are included in the figures and tables reported herein. These phantom units vest in annual installments over a three-year period, subject to continued service through the applicable vesting date and, like our equity awards, are intended to provide retention incentives linked to equity value and to encourage equity ownership in order to align the interests of these executives with those of RNP’s unit holders (including the Company). For more information on these phantom unit awards, please see RNP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 17, 2014.

The 2013 Awards are subject to accelerated vesting only in connection with certain qualifying terminations of employment in connection with a change in control and in the case of death or disability (as described under “—Potential Payments upon Termination or Change-in-Control” below). We believe that the applicable vesting periods provide an important retention incentive, while accelerated vesting (where appropriate) protects executives against forfeiture of their awards in appropriate circumstances and aligns management’s incentives more closely with the interests of our shareholders.

2013 Awards Table

In determining appropriate levels of equity grants for the 2013 Awards, we considered, among other things, the role(s) and responsibilities of each NEO and the perceived need to reward and retain the NEO. The table below sets forth the 2013 Awards that we and RNP granted to our NEOs during 2013. All grants were made on December 18, 2013, other than a grant of 200,000 RSUs to Mr. Ebnet, which was made on June 3, 2013 in connection with his promotion to assume full leadership responsibilities for our wood fibre business:

Name	Restricted Stock Units		Performance Stock Units(1)	Partnership Phantom Units
D. Hunt Ramsbottom	143,713		510,638	13,945
Dan J. Cohrs	77,844		276,596	7,554
Sean Ebnet	295,808	(2)	170,213	—
Colin Morris	47,904		170,213	4,648
Harold Wright	83,832		148,936	—

(1)	Performance units reflect target amounts.
(2)	Includes a June 3, 3013 promotion award of 200,000 RSUs, although these are excluded from the calculation of his equity mix as 40% time-vested and 60% performance-vested, as discussed above.

The table below sets forth the grant date fair values of the 2013 Awards that we and RNP granted to our NEOs during 2013.

	Grant Date Fair Value
Name	Restricted Stock Units	Performance Stock Units	Partnership Phantom Units	Total
D. Hunt Ramsbottom	$240,001	$738,723	$239,993	$1,218,717
Dan J. Cohrs	$129,999	$400,142	$130,004	$660,145
Sean Ebnet	$609,999	$246,241	$—	$856,240
Colin Morris	$80,000	$246,241	$79,992	$406,233
Harold Wright	$139,999	$215,461	$—	$355,460

Employment Contracts; Severance Benefits

We believe that vulnerability to termination of employment at the senior executive level, both within and outside of the change in control context, creates concern and uncertainty for our NEOs that is appropriately addressed by providing severance protections which enable and encourage these executives to focus their attention on their work duties and responsibilities in all situations. We operate in a volatile and acquisitive industry that heightens this vulnerability in the change-in-control context. Accordingly, in order to attract and retain our key managerial talent, we enter into employment agreements with our NEOs which provide for specified severance payments and benefits in connection with certain qualifying terminations of employment. In addition, we believe that change in control and severance benefits are essential in order to fulfill our objective of attracting and retaining key managerial talent. We are party to employment agreements with each of Messrs. Ramsbottom, Cohrs, Ebnet, Morris and Wright. For a description of the specific terms and conditions of each agreement, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “—Potential Payments upon Termination or Change-in-Control” below.

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

As part of the compensation package, we also provide our NEOs with a monthly car allowance and these executives (other than Messrs. Ebnet and Wright) also receive reimbursement of certain financial advisor costs. We also provided our NEOs with supplemental group term life insurance coverage and long-term disability insurance during 2013. The purpose of these benefits and perquisites is to ensure that our NEOs are able to devote their full business time to our affairs, to project the proper corporate image for Rentech, and to make employment at Rentech attractive at a relatively modest cost for shareholders.

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

Where reasonably practicable, to the extent that the Section 162(m) deduction disallowance becomes applicable to our NEOs, the Compensation Committee may seek to qualify the variable compensation paid to our NEOs for an exemption from such deductibility limitations. As such, in approving the amount and form of compensation for our NEOs, the Compensation Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m) of the Internal Revenue Code. The Compensation Committee may, in its judgment, authorize compensation payments that do not comply with an exemption from the deductibility limit in Section 162(m) of the Internal Revenue Code, as it has under its 2013 annual incentive program, when it believes that such payments are appropriate to attract and retain executive talent.

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

Under their employment agreements with us, which were not entered into or amended during 2013, our NEOs, excluding Mr. Ebnet who started with Rentech in October 2012, are entitled to gross-up payments in the event that any excise taxes are imposed on them. We have historically provided these protections to these senior executives to ensure that they will be properly incentivized in the event of a potential change in control of the Company to maximize shareholder value in a transaction while minimizing concern for potential consequences of the transaction to these executives. The need for such protection is enhanced by our emphasis on performance-based equity compensation, which has higher values if accelerated in connection with a successful transaction than if the equity compensation awards had been time-vested. We have committed not to provide any new tax gross-up rights to any executives that do not currently have such protection.

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

The Role of Our Shareholder Say-on-Pay Vote

At our annual meeting of shareholders held in May 2011, we provided our shareholders with the opportunity to cast an advisory vote on our executive compensation program, or a “say-on-pay proposal”. A significant majority of the votes cast on our say-on-pay proposal at that meeting (81.1%) were voted in favor of the proposal. The Compensation Committee believes this affirms our shareholders’ support of our approach to executive compensation, and, accordingly, did not materially change its approach to executive compensation during 2013 in connection with the say-on-pay proposal. However, the Compensation Committee is always open to improving the Company’s compensation governance practices and believes that each of the primarily performance-based equity grant program in 2013, the new clawback policy and the new stock ownership guidelines are meaningful improvements for shareholders. The Compensation Committee expects to take into consideration the outcome of our shareholders’ future say-on-pay proposal votes when making future compensation decisions for our NEOs. Our Board previously determined to hold a say-on-pay advisory vote on the compensation of our NEOs every three years. Accordingly, we expect that our next say-on-pay proposal will be submitted to shareholders for an advisory vote at our annual meeting of stockholders in 2014.

The Compensation Committee reviews our executive compensation program annually to ensure that our NEOs’ compensation remains tied to our long-term and short-term performance. During 2013, as described above in “—Long-Term Equity Incentive Awards,” we granted 60% of our 2013 Awards to our NEOs subject to performance-based vesting (excluding Mr. Ebnet’s June 2013 promotional award of time-vested RSUs). In addition, an average of 50% of the aggregate target total compensation paid to our NEOs in respect of 2013 services was paid in the form of variable, performance-based incentive compensation. Performance-based vesting has also been an important component of certain of our long-term incentive awards historically. Each of these factors demonstrates a strong alignment between performance and compensation for our NEOs.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee determined that the Compensation Discussion and Analysis should be included in this proxy statement.

Edward M. Stern, Chairman

Michael S. Burke

Halbert S. Washburn

Summary Compensation Table

On February 1, 2012, we changed our fiscal year-end from September 30 to December 31 to coincide with the end of the calendar year. The following table summarizes the compensation for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011, or the Transition Period (under the heading “3Mo 2011”), and the fiscal year ended September 30, 2011 for each of our NEOs.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
D. Hunt Ramsbottom, Chief Executive Officer (6)	CY2013	$550,000	$—	$1,218,717	$—	$440,000	$265,074	$2,473,791
	CY2012	$497,200	$—	$1,398,708	$—	$932,250	$287,271	$3,115,429
	3 Mo 2011	$116,417	$—	$2,911,343	$—	$—	$4,129	$3,031,889
	FY2011	$434,750	$—	$241,783	$457,258	$220,000	$43,244	$1,397,035
Dan J. Cohrs, Chief Financial Officer (6)	CY2013	$450,000	$—	$660,145	$—	$216,000	$169,549	$1,495,694
	CY2012	$426,575	$—	$599,444	$—	$479,897	$201,171	$1,707,087
	3 Mo 2011	$99,880	$—	$1,702,870	$—	$—	$3,166	$1,805,916
	FY2011	$373,875	$—	$142,226	$268,975	$113,250	$40,528	$938,854
Sean Ebnet, SVP, Business Development	CY2013	$266,250	$30,000	$856,240	$—	$106,960	$72,816	$1,332,266
Colin M. Morris, SVP, General Counsel (6)	CY2013	$300,000	$—	$406,233	$—	$120,000	$114,228	$940,461
	CY2012	$288,030	$—	$419,611	$—	$270,028	$151,555	$1,129,224
	3 Mo 2011	$65,696	$—	$1,102,205	$—	$—	$5,438	$1,173,339
	FY2011	$245,350	$—	$56,890	$107,590	$62,100	$39,409	$511,339
Harold A. Wright, Senior Vice President and Chief Technology Officer	CY2013	$295,000	$—	$355,460	$—	$103,250	$61,548	$815,258
	CY2012	$286,350	$—	$389,639	$—	$268,453	$49,868	$994,310
	3 Mo 2011	$69,500	$—	$378,868	$—	$—	$4,582	$452,950
	FY2011	$276,000	$—	$56,890	$107,590	$55,600	$24,243	$520,323

(1)	“3 Mo 2011” refers to the three-month Transition Period from October 1, 2011 through December 31, 2011.
(2)	Amount represents a one-time employment commencement payment to Mr. Ebnet.

(3)	Amounts disclosed for CY 2013 reflect the aggregate grant date fair value of the 2013 PSUs and 2013 RSUs granted to our NEOs and, with respect to Messrs. Ramsbottom, Cohrs and Morris, the grant date fair value of 2013 RNP phantom units. All equity award values described in this Note have been calculated in accordance with ASC Topic 718, except for RNP phantom units calculated in accordance with ASC Topic 505. There can be no assurance that awards will vest or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718 or ASC Topic 505. We provide information regarding the assumptions used to calculate the value of all of our stock awards made to executive officers in Note 15 to our consolidated financial statements included in this Annual Report. RNP provides information regarding the assumptions used to calculate the value of all RNP unit awards made to executive officers in Note 10 to its consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 17, 2014.
(4)	Each of our NEOs participated in our annual incentive program during 2013 and received an annual incentive award based on the achievement of certain financial and other performance criteria and determined by reference to target bonuses set forth in their respective employment agreements. Messrs. Ramsbottom, Cohrs, Ebnet, Morris and Wright received 2013 annual incentive payments equal to approximately 80%, 80%, 80%, 80% and 70% of their respective target bonuses (or 80%,48%,40%,40% and 35% of their respective base salaries). For additional information, please see “Annual Incentive Compensation” above.
(5)	Amounts under the “All Other Compensation” column for the year ended December 31, 2013 consist of (i) 401(k) matching contributions of $10,959, $17,873, $7,650, $11,250 and $12,782 for Messrs. Ramsbottom, Cohrs, Ebnet, Morris and Wright, respectively; (ii) perquisites consisting of company-paid auto allowances, long-term disability and supplemental life insurance, housing allowance and financial and tax planning benefits; (iii) payments made to Messrs. Ramsbottom, Cohrs, Morris and Wright of $152,119, $75,584, $36,100 and $36,100, respectively, with respect to their earned PSUs as a result of our declaration of a special cash distribution in December 2012, and (iv) payments made to Messrs. Ramsbottom, Cohrs, and Morris of $65,843, $42,278 and $32,950, respectively, with respect to their outstanding phantom units as a result of RNP’s declaration of cash distributions during 2013, as described in RNP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 17, 2014. The following table identifies and quantifies our NEOs’ perquisites for the calendar year 2013.

Perquisites

Name	Auto Allowance	Long-Term Disability	Supplemental Life Insurance	Housing Allowance	Financial and Tax Planning	Total
D. Hunt Ramsbottom	14,400	420	246	—	21,087	36,153
Dan J. Cohrs	12,000	420	246	—	21,148	33,814
Sean Ebnet	12,000	420	246	52,500	—	65,166
Colin Morris	12,000	420	246	—	21,262	33,928
Harold Wright	12,000	420	246	—	—	12,666

(6)	Since RNP’s initial public offering in 2011, Messrs. Ramsbottom, Cohrs and Morris have dedicated a portion of their work time to RNP’s business and affairs. The portion of the compensation included in the Summary Compensation Table with respect to Messrs. Ramsbottom and Cohrs which is allocable RNP is disclosed in RNP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 17, 2014. In accordance with applicable SEC disclosure rules, the compensation figures attributable to Messrs. Ramsbottom, Cohrs and Morris in this Summary Compensation Table reflect the full amount of the compensation paid by both Rentech and RNP. The estimated percentage of time allocable to RNP for Messrs. Ramsbottom, Cohrs and Morris during calendar year 2013 were 48%, 35% and 35%, respectively.

Grants of Plan-Based Awards

The following table sets forth information with respect to our NEOs concerning the grant of plan-based awards from our and RNP’s plans during 2013.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)(1)(2)		Options (#)	Awards ($/Sh)	Awards ($)(1)(2)
D. Hunt Ramsbottom	12/18/2013	—	—	—	—	—	—	143,713	(3)	—	—	$240,001
	12/18/2013	—	—	—	255,319	510,638	893,617			—	—	$738,723	(4)
	12/18/2013	—	—	—	—	—	—	13,945	(5)	—	—	$239,993
	2013 Annual Non- Equity Incentive	$—	$550,000	$1,100,000	—	—	—	—		—	—	—
Dan J. Cohrs	12/18/2013	—	—	—	—	—	—	77,844	(3)	—	—	$129,999
	12/18/2013	—	—	—	138,298	276,596	484,043			—	—	$400,142	(4)
	12/18/2013	—	—	—	—	—	—	7,554	(5)	—	—	$130,004
	2013 Annual Non-Equity Incentive	$—	$270,000	$540,000	—	—	—	—		—	—	—
Sean Ebnet	6/3/2013	—	—	—	—	—	—	200,000	(6)	—	—	$450,000
	12/18/2013	—	—	—	—	—	—	95,808	(3)	—	—	$159,999
	12/18/2013	—	—	—	85,107	170,213	297,873			—	—	$246,241	(4)
	2013 Annual Non- Equity Incentive	$—	$140,000	$280,000	—	—	—	—		—	—	—
Colin M. Morris	12/18/2013	—	—	—	—	—	—	47,904	(3)	—	—	$80,000
	12/18/2013	—	—	—	85,107	170,213	297,873			—	—	$246,241	(4)
	12/18/2013	—	—	—	—	—	—	4,648	(5)	—	—	$79,992
	2013 Annual Non- Equity Incentive	$—	$150,000	$300,000	—	—	—	—		—	—	—
Harold A. Wright	12/18/2013	—	—	—	—	—	—	83,832	(3)	—	—	$139,999
	12/18/2013	—	—	—	74,468	148,936	260,638	—		—	—	$215,461	(4)
	2013 Annual Non- Equity Incentive (3)	$—	$147,500	$295,000	—	—	—	—		—	—	—

(1)	All Rentech PSU and RSU grants to NEOs were made under Rentech’s Amended and Restated 2009 Incentive Award Plan. Amounts reflect the full grant date fair value of Rentech RSUs and PSUs granted during calendar year 2013, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the NEO. We provide information regarding the assumptions used to calculate the fair value of all compensatory equity awards made to executive officers in Note 15 to our consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data” in this Annual Report. There can be no assurance that awards will vest (and, absent vesting no value will be realized by the executive for the unvested award), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.
(2)	All RNP equity grants were made under the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan. Amounts reflect the full grant date fair value of Partnership phantom units granted during calendar year 2013, computed in accordance with ASC Topic 505, rather than the amounts paid to or realized by the NEO. RNP provides information regarding the assumptions used to calculate the fair value of all compensatory equity awards made to executive officers in Note 10 to its consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 17, 2014. There can be no assurance that awards will vest (and, absent vesting no value will be realized by the executive for the unvested award), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 505.
(3)	These RSUs were granted on December 18, 2013 and vest in three substantially equal installments on December 14, 2014, 2015 and 2016, subject to the executive’s continued employment through the applicable vesting date and further subject to accelerated vesting (i) in full upon the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, within sixty days prior to or eighteen months following a change in control, or (ii) in full upon the executive’s death or disability.

(4)	These PSUs were granted on December 18, 2013 and vest on each of the first three anniversaries of December 14, 2013 based on the level of total shareholder return over the average fair market value for the thirty trading-day period through the grant date, subject to the executive’s continued employment through the applicable vesting date and further subject to accelerated vesting in connection with (i) the executive’s termination of employment by the employer without cause or by the executive for good reason in connection with a change in control of Rentech or (ii) the executive’s death or disability. The value of the PSUs reported in this column represents the fair value of these awards based upon the probable outcome of the applicable performance conditions on the grant date.
(5)	These RNP phantom units were granted on December 18, 2013 and vest in three substantially equal installments on December 14, 2014, 2015 and 2016, subject to the executive’s continued employment through the applicable vesting date and further subject to accelerated vesting (i) in full upon the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, within sixty days prior to or eighteen months following a change in control, or (ii) in full upon the executive’s death or disability.
(6)	These RSUs were granted on June 3, 2013 and vest in three substantially equal annual installments on June 3, 2014, 2015 and 2016, subject to the executive’s continued employment through the applicable vesting date and further subject to accelerated vesting (i) in full upon the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, within sixty days prior to or eighteen months following a change in control, or (ii) in full upon the executive’s death or disability.

Narrative Disclosure to Summary Compensation Table

and Grants of Plan-Based Awards Table

Employment Agreements

The employment agreements for Messrs. Ramsbottom, Cohrs, Ebnet, Morris and Wright continue through December 31, 2014, October 22, 2014, November 3, 2014, November 3, 2014, and November 3, 2014, respectively, subject in each case to automatic one-year renewals absent 90-days’ advance notice from either party to the contrary. Under these employment agreements, Messrs. Ramsbottom, Cohrs, Ebnet, Morris and Wright are entitled, respectively, to (i) current base salaries, effective January 13, 2014, of $650,000, $464,000, $295,000, $315,000, and $295,000, and (ii) annual incentive bonuses targeted at 100%, 60%, 50%, 50% and 50% of applicable base salary (with actual bonus eligibility for each executive ranging from zero to twice the applicable target).

The employment agreements entitle our NEOs to certain severance payments upon qualifying terminations of employment. The employment agreements also entitle each executive, excluding Mr. Ebnet who commenced employment with Rentech in October 2012, to a “gross-up” payment from the Company equal to any excise taxes that the executive incurs by operation of Internal Revenue Code Section 280G (and any taxes on such gross-up payment) in connection with a change in control of the Company, but we note that these gross-up payments are legacy rights and that none of these employment agreements were entered into or amended in any way during 2013. In addition, the employment agreements provide for monthly auto allowances, as well as customary indemnification, health, welfare, retirement and vacation benefits. The agreements also contain customary confidentiality and other restrictive covenants. Each of the executives covered by an employment agreement has also executed a corporate confidentiality and proprietary rights agreement. Though not addressed in the employment agreements, each of our NEOs is entitled to accelerated vesting of certain equity awards in the event of a change in control of the Company. For a discussion of the severance and change-in-control benefits for which our NEOs are eligible under their employment agreements, see “—Potential Payments upon Termination or Change-in-Control” below.

Outstanding Equity Awards at December 31, 2013

The following table sets forth information with respect to our NEOs, concerning the outstanding equity awards from us and RNP as of December 31, 2013. Footnotes to the table describe the generally applicable vesting conditions for each award. For a description of applicable accelerated vesting provisions, see “—Potential Payments upon Termination or Change-in-Control” below.

	Option Awards					Stock Awards
			Equity					Equity
			Incentive					Incentive	Equity Incentive
			Plan Awards:				Market	Plan Awards:	Plan Awards:
	Number of	Number of	Number of			Number	Value	Number of	Market or
	Securities	Securities	Securities			of Shares or	of Shares or	Unearned	Payout Value
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units	of Unearned
	Unexercised	Unexercised	Unexercised	Option		Stock that	Stock that	or	Shares, Units or
	Options	Options	Unearned	Exercise	Option	have not	have not	Other Rights	Other Rights
	(#)	(#)	Options	Price	Expiration	Vested	Vested	that have not	that have not
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($) (1)	Vested (#)	Vested ($)(1)	Notes
D. Hunt Ramsbottom	268,733	—	—	$3.87	7/13/2016	—	—	—	—	(2)
	752,567	—	—	$0.89	10/4/2020	—	—	—	—	(3)
	—	—	—	—	—	—	—	1,000,000	$1,750,000	(4)
	—	—	—	—	—	145,033	$253,808	—	—	(5)
	—	—	—	—	—	133,959	$234,428	—	—	(6)
	—	—	—	—	—	11,091	$195,202	—	—	(7)
	—	—	—	—	—	49,296	$86,268	—	—	(8)
	—	—	—	—	—	—	—	193,676	$338,933	(9)
	—	—	—	—	—	3,733	$65,701	—	—	(10)
	—	—	—	—	—	143,713	$251,498	—	—	(11)
	—	—	—	—	—	—	—	255,319	$446,808	(12)
	—	—	—	—	—	13,945	$245,432	—	—	(13)
Dan J. Cohrs	442,687	—	—	$0.89	10/4/2020	—	—	—	—	(3)
	—	—	—	—	—	—	—	700,000	$1,225,000	(4)
	—	—	—	—	—	100,944	$176,652	—	—	(5)
	—	—	—	—	—	65,312	$114,296	—	—	(6)
	—	—	—	—	—	7,720	$135,872	—	—	(7)
	—	—	—	—	—	21,127	$36,972	—	—	(8)
	—	—	—	—	—	—	—	83,004	$145,257	(9)
	—	—	—	—	—	1,600	$28,160	—	—	(10)
	—	—	—	—	—	77,844	$136,227	—	—	(11)
	—	—	—	—	—	—	—	138,298	$242,022	(12)
	—	—	—	—	—	7,554	$132,950	—	—	(13)
Sean Ebnet	—	—	—	—	—	95,808	$167,664	—	—	(11)
	—	—	—	—	—	—	—	85,107	$148,936	(12)
	—	—	—	—	—	200,000	$350,000	—	—	(14)
	—	—	—	—	—	200,000	$350,000	—	—	(15)
Colin M. Morris	80,631	—	—	$3.87	7/13/2016	—	—	—	—	(2)
	177,075	—	—	$0.89	10/4/2020	—	—	—	—	(3)
	—	—	—	—	—	—	—	300,000	$525,000	(4)
	—	—	—	—	—	79,916	$139,853	—	—	(5)
	—	—	—	—	—	31,666	$55,416	—	—	(6)
	—	—	—	—	—	6,112	$107,571	—	—	(7)
	—	—	—	—	—	14,789	$25,881	—	—	(8)
	—	—	—	—	—	—	—	58,103	$101,680	(9)
	—	—	—	—	—	1,120	$19,712	—	—	(10)
	—	—	—	—	—	47,904	$83,832	—	—	(11)
	—	—	—	—	—	—	—	85,107	$148,936	(12)
	—	—	—	—	—	4,648	$81,805	—	—	(13)
Harold A. Wright	—	—	—	—	—	—	—	350,000	$612,500	(4)
	—	—	—	—	—	31,666	$55,416	—	—	(6)
	—	—	—	—	—	27,465	$48,064	—	—	(8)
	—	—	—	—	—	—	—	53,953	$94,418	(9)
	—	—	—	—	—	83,832	$146,706	—	—	(11)
	—	—	—	—	—	—	—	74,468	$130,319	(12)

(1)	Rentech equity award values were calculated based on the $1.75 closing price of Rentech’s common stock on December 31, 2013 and RNP phantom unit values were calculated based on the $17.60 closing price of RNP’s common units on December 31, 2013.
(2)	Represents a stock option award granted on July 14, 2006 that vested in three equal annual installments on each of July 14, 2007, 2008 and 2009.

(3)	Represents stock options granted on October 4, 2010, which vested in one-third installments on October 4, 2011, 2012 and 2013.
(4)	Represents RSUs granted on November 17, 2009 that are eligible to vest upon the attainment of milestones related to the development, construction and operation of Rentech’s Rialto Project or another comparable project designated by Rentech’s Compensation Committee. Subject to the executive’s continued employment through the applicable vesting date, 60 percent (60%) of the shares underlying each RSU award will vest upon the closing of financing for the project, twenty percent (20%) of the shares underlying each RSU award will vest upon completion of construction and initial operation of the project facility and twenty percent (20%) of the shares underlying each RSU award will vest upon sustained operation of the project facility (these RSUs are referred to below as the “2009 Performance-Vest RSUs”).
(5)	Represents RSUs granted on December 13, 2011, which vested in one-third installments on November 9, 2012 and 2013, and the remaining unvested one-third of which will vest on November 9, 2014, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2011 IPO RSUs”).
(6)	Represents RSUs granted on December 13, 2011, which vested in one-third installments on October 12, 2012 and 2013, and the remaining unvested one-third of which will vest on October 12, 2014, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2011 Time-Vest RSUs”).
(7)	Represents RNP phantom units granted on December 13, 2011, which vested in one-third installments on November 9, 2012 and 2013, and the remaining unvested one-third of which will vest on November 9, 2014, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the “2011 IPO Units”).
(8)	Represents RSUs granted on December 14, 2012, which vested as to one-third on December 14, 2013, and the remaining unvested two-thirds of which will vest in two substantially equal installments on December 14, 2014 and 2015, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2012 RSUs”).
(9)	Represents the threshold number of PSUs granted on December 14, 2012, vesting on each of the first three anniversaries of the grant date based on the level of total shareholder return over the average fair market value for the thirty trading-day period through the grant date, subject to the executive’s continued employment through the applicable vesting date (these PSUs are referred to below as the “2012 PSUs”).
(10)	Represents RNP phantom units granted on December 14, 2012, which vested as to one-third on December 14, 2013, and the remaining unvested two-thirds of which will vest in two substantially equal installments on December 14, 2014 and 2015, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the “2012 Phantom Units”).
(11)	Represents RSUs granted on December 18, 2013, vesting in three substantially equal annual installments on December 14, 2014, 2015 and 2016, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2013 RSUs”).
(12)	Represents the threshold number of PSUs granted on December 18, 2013, vesting on each of the first three anniversaries of December 14, 2013 based on the level of total shareholder return over the average fair market value for the thirty trading-day period through the grant date, subject to the executive’s continued employment through the applicable vesting date, as described in more detail in “—Long-Term Equity Incentive Awards” above (these PSUs are referred to below as the “2013 PSUs”).
(13)	Represents RNP phantom units granted on December 18, 2013, vesting in three substantially equal annual installments on December 14, 2014, 2015 and 2016, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the “2013 Phantom Units”).
(14)	Represents RSUs granted on September 26, 2012, which vested as to one-third on September 17, 2013, and the remaining unvested two-thirds of which will vest in two substantially equal installments on September 17, 2014 and 2015, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2012 Ebnet RSUs”).
(15)	Represents RSUs granted on June 3, 2013, vesting in three substantially equal annual installments on June 3, 2014, 2015 and 2016, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2013 Ebnet RSUs”).

Option Exercises, Stock Vested and Units Vested

The following table sets forth information with respect to our NEOs concerning the option exercises and stock vested under our equity plan(s) and the phantom units vested under RNP’s plan during calendar year 2013.

	Option Awards		Stock Awards		Unit Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (3)
D. Hunt Ramsbottom	—	—	1,204,263	$3,228,646	12,958	$249,780
Dan J. Cohrs	—	—	633,456	$1,666,794	8,519	$165,056
Sean Ebnet	—	—	100,000	$216,000	—	$—
Colin M. Morris	—	—	332,506	$844,968	6,671	$129,382
Harold A. Wright	177,075	$139,889	258,929	$720,370	—	$—

(1)	Amount shown is based on the fair market value of Rentech’s common stock on the exercise date less the exercise price.
(2)	Amounts shown are based on the fair market value of Rentech’s common stock on the applicable vesting date.
(3)	Amounts shown are based on the fair market value of RNP’s common units on the applicable vesting date.

Potential Payments upon Termination or Change-in-Control

Our NEOs are entitled to certain payments and benefits upon qualifying terminations of employment and, in certain cases, in connection with a change in control at the Company or at RNP. The following discussion describes the terms and conditions of these payments and benefits and the circumstances in which they will be paid or provided. All severance payments are conditioned upon the executive’s execution of a general release of claims against the Company. In the event that any severance payment to our NEOs is subject to “golden parachute” excise taxes under Internal Revenue Code Section 280G, each NEO is entitled to receive a gross-up payment from us for any such excise taxes plus any excise, income or payroll taxes owed on the gross-up payment.

For purposes of the following discussion, “change in control” refers to a change in control of us or RNP, as follows: with respect to (i) the severance payments and benefits provided to our NEOs pursuant to their respective employment agreements, (ii) the 2013 RSUs, (iii) the 2013 PSUs, (iv) the 2012 RSUs, (v) the 2012 PSUs, (vi) the 2011 Time-Vest RSUs, (vii) the 2011 IPO RSUs, (viii) the 2009 Performance-Vest RSUs and (ix) in the case of Mr. Ebnet, the 2013 Ebnet RSUs and the 2012 Ebnet RSUs, a change in control refers to a change in control of us. With respect to (a) the 2013 Phantom Units, (b) the 2012 Phantom Units and (c) the 2011 IPO Units, a change in control refers to a change in control of RNP.

Termination Not in Connection with a Change in Control

Under our NEOs’ employment agreements, upon termination of the executive’s employment by us without cause, by the executive with good reason or, in the case of Mr. Ramsbottom only, due to a non-renewal of his employment term by us (each as defined in the employment agreements), the executive is entitled to receive: (i) an amount equal to three times (in the case of Mr. Ramsbottom) or one times (in the case of the other NEOs) base salary, payable in substantially equal installments over a two-year period (for Mr. Ramsbottom) or a one-year period (for the other NEOs) following termination, plus (ii) in the case of our NEOs other than Mr. Ramsbottom, payment of the executive’s target annual bonus on the date that annual bonuses are paid generally for the year in which termination occurs, and (iii) Company-paid continuation health benefits for up to eighteen months following the date of termination. Upon termination of the employment of our NEOs (other than Mr. Ramsbottom) due to our non-renewal of their respective employment terms, these NEOs will be entitled to receive an amount equal to one times base salary, payable over the one-year period following termination, and, at our discretion, an annual bonus for the fiscal year preceding the non-renewal.

In addition, our NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring outside of the context of a change in control:

•	The 2013 RSUs, 2013 Ebnet RSUs, 2013 Phantom Units, 2012 RSUs, 2012 Ebnet RSUs, 2012 Phantom Units and 2011 Time-Vest RSUs held by the executive will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

•	The 2013 PSUs and 2012 PSUs held by the executive will accelerate and vest upon a termination of employment due to the applicable executive’s death or disability occurring more than sixty days prior to a change in control based on deemed attainment of the performance-vesting conditions applicable to the 2013 PSUs and 2012 PSUs at target levels with respect to any PSUs that are unvested as of the date of such death or disability.

•	The 2011 IPO RSUs and the 2011 IPO Units held by the executive will (i) accelerate and vest in full upon the executive’s termination of employment without cause or for good reason, or due to the executive’s death or disability, and (ii) vest with respect to a pro rata portion of the number of unvested RSUs or units that would have vested on the next subsequent vesting date upon any other termination of employment other than a termination for cause.

•	The 2009 Performance-Vest RSUs held by the executive will, following the executive’s termination due to his death or disability, remain outstanding and eligible to vest for a period of six months following such termination and will vest if and to the extent that applicable vesting milestones are attained during such period.

Change in Control (No Termination)

The NEOs are not entitled to any cash payments based solely on the occurrence of a change in control (absent any qualifying termination). In addition, the 2013 RSUs, 2013 Ebnet RSUs, 2013 Phantom Units, 2012 Ebnet RSUs, 2012 RSUs, 2012 Phantom Units, 2011, IPO RSUs, 2011 Time-Vest RSUs and 2011 IPO Units are not impacted by a change in control alone and require a qualifying termination in connection with such change in control to vest. With respect to the 2013 PSUs and 2012 PSUs, the applicable performance period ends upon a change in control, which may, depending upon performance through the change in control, result in the final vesting of awards with respect to which time-vesting requirements were previously satisfied, but performance-vesting requirements were not; however, as of December 31, 2013, none of the PSUs subject to these awards met these criteria and, accordingly, none were eligible for accelerated vesting upon a change in control.

Termination in Connection with a Change in Control

If our NEOs terminate employment without cause, for good reason or due to a non-renewal of the applicable employment term by us, in any case, within three months before or two years after a change in control of us, then the terminated executive will receive the severance described above, except that (i) the base salary component of the executive’s severance will be paid in a lump sum and (ii) if the executive’s actual annual bonus for the year immediately preceding the change in control exceeds his target bonus for the year in which the termination occurs, (A) in the case of Mr. Ramsbottom, he will receive two times base salary plus the amount of such prior-year bonus (instead of three times his base salary) and (B) in the case of the remaining NEOs, each NEO will receive one times base salary plus the amount of such prior-year bonus (instead of base salary plus target annual bonus). The NEOs’ employment agreements entitle each of these executives to a “gross-up” payment covering all taxes, penalties and interest associated with any “golden parachute” excise taxes that are imposed on the executives by reason of Internal Revenue Code Section 280G in connection with a change in control of us.

In addition, our NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring in connection with a change in control:

•	The 2011 Time-Vest RSUs will vest in full if the executive terminates employment without cause or for good reason, in either case, within 60 days prior to or one year after the change in control.

•	The 2013 RSUs, 2013 Ebnet RSUs, 2013 Phantom Units, 2012 RSUs, 2012 Ebnet RSUs and 2012 Phantom Units will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or eighteen months after the change in control.

•	The 2013 PSUs and 2012 PSUs will vest on an accelerated basis (to the extent then unvested) based on actual performance levels through the change in control if the executive terminates employment (i) without cause or for good reason, in either case, within sixty days prior to or eighteen months after the change in control, or (ii) due to the executive’s death or disability, in either case, within sixty days prior to, or upon or after the change in control.

•	As noted above, the 2011 IPO RSUs and 2011 IPO Units will vest in full upon a termination without cause or for good reason, or due to the executive’s death or disability (whether or not in connection with a change in control). In addition, these awards will vest with respect to a pro rata portion of the number of unvested RSUs or units that would have vested on the next subsequent vesting date upon any other termination of employment other than a termination for cause (whether or not in connection with a change in control).

•	The 2009 Performance-Vest RSUs held by the executive will remain outstanding and eligible to vest for a period of six months following the executive’s termination without cause or for good reason, in either case, occurring within 60 days prior to or one year after the change in control, and these RSUs will vest if and to the extent that applicable vesting milestones are attained during such period.

The following table summarizes the change-in-control and/or severance payments and benefits to which we expect that our NEOs would have become entitled if the relevant event(s) had occurred on December 31, 2013, in accordance with applicable disclosure rules. For purposes of the following table, we have assumed that a change in control of each relevant entity, whether Rentech and/or RNP, occurred on December 31, 2013, in order to provide a complete representation of the payments and benefits that each NEO would have become entitled to receive upon the occurrence of the relevant event(s).

Name	Benefit	Termination without Cause or for Good Reason ($)		Termination due to Non- Renewal ($)		Termination due to Death/ Disability ($)		Qualifying Termination in Connection with a Change in Control		Other Terminations
D. Hunt Ramsbottom	Cash Severance	$1,950,000	(1)	$1,950,000	(1)	—		$1,740,000	(2)		—
	Value of Accelerated Stock Awards(3)	$253,808	(4)	$253,808	(5)	$2,397,483	(6)	$2,576,002	(7)		$36,159	(8)
	Value of Accelerated Units(9)	$195,202	(10)	$195,202	(5)	$506,334	(11)	$506,334	(12)		$27,810	(13)
	Value of Healthcare Premiums	$22,482	(14)	$22,482	(14)	—		$22,482	(14)		—
	Total	$2,421,492		$2,421,492		$2,903,817		$4,844,818	(15)		$63,969
Dan J. Cohrs	Cash Severance	$742,400	(16)	$464,000	(17)	—		$680,000	(18)		—
	Value of Accelerated Stock Awards(3)	$176,652	(19)	$176,652	(5)	$1,238,703	(20)	$1,689,147	(21)		$25,167	(22)
	Value of Accelerated Units(9)	$135,872	(23)	$135,872	(5)	$296,982	(24)	$296,982	(25)		$19,357	(26)
	Value of Healthcare Premiums	$22,482	(14)	—		—		$22,482	(14)		—
	Total	$1,077,406		$776,524		$1,535,685		$2,688,611	(15)		$44,524
Sean Ebnet	Cash Severance	$442,500	(16)	$295,000	(17)	—		$401,960	(18)		—
	Value of Accelerated Stock Awards(3)	—		—		$1,165,537	(27)	$867,664	(28)		—
	Value of Healthcare Premiums	$22,482	(14)	—		—		$22,482	(14)		—
	Total	$464,982		$295,000		$1,165,537		$1,292,106		$
Colin M. Morris	Cash Severance	$472,500	(16)	$315,000	(17)	—		$435,000	(18)		—
	Value of Accelerated Stock Awards(3)	$139,853	(29)	$139,853	(5)	$806,213	(30)	$829,981	(31)		$19,924	(32)
	Value of Accelerated Units(9)	$107,571	(33)	$107,571	(5)	$209,088	(34)	$209,088	(35)		$15,325	(36)
	Value of Healthcare Premiums	$7,744	(14)	—		—		$7,744	(14)		—
	Total	$727,668		$562,424		$1,015,301		$1,481,813	(15)		$35,249
Harold A. Wright	Cash Severance	$442,500	(16)	$295,000	(17)	—		$398,250	(18)		—
	Value of Accelerated Stock Awards(3)	—		—		$699,657	(37)	$862,685	(38)		—
	Value of Healthcare Premiums	$22,482	(14)	—		—		$22,482	(14)		—
	Total	$464,982		$295,000		$699,657		$1,283,417	(15)		$—

(1)	Represents three times Mr. Ramsbottom’s annual base salary, payable over the two-year period after his termination date.
(2)	Represents two times Mr. Ramsbottom’s annual base salary plus target bonus which equals the prior year’s bonus, payable in a lump sum upon termination.
(3)	Value of RSUs determined by multiplying the number of accelerating RSUs by the fair market value of Rentech’s common stock on December 31, 2013 ($1.75).

(4)	Represents the aggregate value of 145,033 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination without cause or for good reason on December 31, 2013.
(5)	The applicable award agreements do not address acceleration upon a non-renewal of the applicable executive’s employment agreement. Additionally, none of the NEOs’ employment agreements was up for renewal as of December 31, 2013. However, for purposes of this column, we have assumed that, if a non-renewal of the applicable executive’s employment agreement had occurred on December 31, 2013 (had a non-renewal been possible on such date), these equity awards would be treated as though the applicable executive’s employment was terminated without cause on December 31, 2013. Pursuant to the terms of the applicable award agreements, 2011 IPO RSUs and 2011 IPO Units vest in full upon a termination of employment without cause. Accordingly, (i) amounts described under “Value of Accelerated Stock Awards” represent the value of the accelerated 2011 IPO RSUs described in Notes 4, 19 and 29 for Messrs. Ramsbottom, Cohrs and Morris, respectively, and (ii) amounts described under “Value of Accelerated Units” represent the value of the accelerated 2011 IPO Units described in Notes 10, 23 and 33 for Messrs. Ramsbottom, Cohrs and Morris, respectively.

None of the 2013 RSUs, 2013 Ebnet RSUs, 2013 PSUs, 2013 Phantom Units, 2012 RSUs, 2012 Ebnet RSUs, 2012 PSUs, 2012 Phantom Units, 2011 Time-Vest RSUs and 2009 Performance-Vest RSUs are subject to accelerated vesting upon a termination of the applicable executive’s employment without cause (absent a change in control) and, as a result, no acceleration of such awards would have occurred in connection with a non-renewal of the applicable executive’s employment agreement on December 31, 2013.

(6)	Represents the aggregate value of 143,713 unvested 2013 RSUs, 510,638 unvested 2013 PSUs, 49,296 unvested 2012 RSUs, 387,351 unvested 2012 PSUs, 145,033 unvested 2011 IPO RSUs and 133,959 unvested 2011 Time-Vest RSUs held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on December 31, 2013. We have assumed for purposes of this calculation that Rentech achieved target performance with respect to the 2013 PSUs and 2012 PSUs on December 31, 2013.
(7)	Represents the aggregate value of 143,713 unvested 2013 RSUs, 49,296 unvested 2012 RSUs, 145,033 unvested 2011 IPO RSUs, 133,959 unvested 2011 Time-Vest RSUs and 1,000,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within 60 days prior to or one year (or eighteen months with respect to the 2013 RSUs, 2012 RSUs, 2013 PSUs and 2012 PSUs) after a change in control of Rentech. We have assumed for purposes of this calculation that all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on December 31, 2013 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Ramsbottom vested in full on such date). The 2013 PSUs and 2012 PSUs would be deemed attained based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2013 PSUs and 2012 PSUs had not been attained as of December 31, 2013, and, accordingly, none of the unvested 2013 PSUs and 2012 PSUs would have vested on an accelerated basis.
(8)	Represents the aggregate value of 20,662 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Ramsbottom termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(9)	Value of 2013 Phantom Units, 2012 Phantom Units and 2011 IPO Units determined by multiplying the number of accelerating RNP units by the fair market value of RNP’s common unit on December 31, 2013 ($17.60).
(10)	Represents the aggregate value of 11,091 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination without cause or for good reason on December 31, 2013.
(11)	Represents the aggregate value of 13,945 unvested 2013 Phantom Units, 3,733 unvested 2012 Phantom Units and 11,091 unvested 2011 IPO Units held by Mr. Ramsbottom that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination due to death or disability on December 31, 2012.
(12)	Represents the aggregate value of 13,945 unvested 2013 Phantom Units, 3,733 unvested 2012 Phantom Units and 11,091 unvested 2011 IPO Units held by Mr. Ramsbottom that would have vested on an accelerated basis if Mr. Ramsbottom terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within 60 days prior to or one year after a change in control of us (or within eighteen months after a change in control with respect to the 2013 Phantom Units and 2012 Phantom Units).

(13)	Represents the aggregate value of 1,580 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Ramsbottom’s termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(14)	Represents the cost of Company-paid continuation health benefits for eighteen months, based on our estimated costs to provide such coverage. For purposes of continuation health benefits, a “qualifying termination in connection with a change in control” means: (i) for Mr. Ramsbottom, a termination without cause, for good reason or due to our non-renewal of his employment agreement within three months before or two years after a change in control of us, and (ii) for the remaining NEOs, a termination without cause or for good reason within three months before or two years after a change in control of us.
(15)	As of December 31, 2013, no excise taxes would have been imposed by Section 4999 of the Internal Revenue Code on the relevant payments and benefits, meaning that no gross-up obligations would have applied. Accordingly, no gross-up amounts are included in these figures.
(16)	Represents the executive’s annual base salary, payable over the one-year period after his termination date, plus his target annual incentive bonus.
(17)	Represents the executive’s annual base salary, payable over the one-year period after his termination date.
(18)	Represents the executive’s annual base salary plus target bonus which equals the prior year’s bonus, payable in a lump sum upon termination.
(19)	Represents the aggregate value of 100,944 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Cohrs’ termination without cause or for good reason on December 31, 2013.
(20)	Represents the aggregate value of 77,844 unvested 2013 RSUs, 276,596 unvested 2013 PSUs, 21,127 unvested 2012 RSUs, 166,007 unvested 2012 PSUs, 100,944 unvested 2011 IPO RSUs and 65,312 unvested 2011 Time-Vest RSUs held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on December 31, 2013. We have assumed for purposes of this calculation that we achieved target performance with respect to the 2013 PSUs and 2012 PSUs on December 31, 2013.
(21)	Represents the aggregate value of 77,844 unvested 2013 RSUs, 21,127 unvested 2012 RSUs, 100,944 unvested 2011 IPO RSUs, 65,312 unvested 2011 Time-Vest RSUs and 700,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within 60 days prior to or one year (or eighteen months with respect to the 2013 RSUs, 2013 PSUs, 2012 RSUs and 2012 PSUs) after a change in control of us. We have assumed for purposes of this calculation that all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on December 31, 2013 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Cohrs vested in full on such date). The 2013 PSUs and 2012 PSUs would be deemed attained based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2013 PSUs and 2012 PSUs had not been attained as of December 31, 2013, and, accordingly, none of the unvested 2013 PSUs and 2012 PSUs would have vested on an accelerated basis.
(22)	Represents the aggregate value of 14,381 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Cohrs’ termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(23)	Represents the aggregate value of 7,720 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Cohrs’ termination without cause or for good reason on December 31, 2013.
(24)	Represents the aggregate value of 7,554 unvested 2013 Phantom Units, 1,600 unvested 2012 Phantom Units and 7,720 unvested 2011 IPO Units held by Mr. Cohrs that would have vested on an accelerated basis upon Mr. Cohrs’ termination due to death or disability on December 31, 2013.
(25)	Represents the aggregate value of 7,554 unvested 2013 Phantom Units, 1,600 unvested 2012 Phantom Units and 7,720 unvested 2011 IPO Units held by Mr. Cohrs that would have vested on an accelerated basis if Mr. Cohrs terminated employment without cause or for good reason on December 31, 2013, in either case, such termination occurred within 60 days prior to or one year after the change in control of us (or within eighteen months after a change in control with respect to the 2013 Phantom Units and 2012 Phantom Units).

(26)	Represents the aggregate value of 1,100 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Cohrs’ termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(27)	Represents the aggregate value of 95,808 unvested 2013 RSUs, 170,213 unvested 2013 PSUs, 200,000 unvested 2013 Ebnet RSUs and 200,000 unvested 2012 Ebnet RSUs held by Mr. Ebnet that would have vested on an accelerated basis upon Mr. Ebnet’s termination due to death or disability on December 31, 2013. We have assumed for purposes of this calculation that we achieved target performance with respect to the 2013 PSUs on December 31, 2013.
(28)	Represents the aggregate value of 95,808 unvested 2013 RSUs, 200,000 unvested 2013 Ebnet RSUs and 200,000 unvested 2012 Ebnet RSUs that would have vested on an accelerated basis if Mr. Ebnet terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within eighteen months after a change in control of us. The 2013 PSUs would be deemed attained based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2013 PSUs had not been attained as of December 31, 2013, and, accordingly, none of the unvested 2013 PSUs would have vested on an accelerated basis.
(29)	Represents the aggregate value of 79,916 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Morris’ termination without cause or for good reason on December 31, 2013.
(30)	Represents the aggregate value of 47,904 unvested 2013 RSUs, 170,213 unvested 2013 PSUs, 14,789 unvested 2012 RSUs, 116,205 unvested 2012 PSUs, 79,916 unvested 2011 IPO RSUs and 31,666 unvested 2011 Time-Vest RSUs held by Mr. Morris that would have vested on an accelerated basis upon Mr. Morris’ termination due to death or disability on December 31, 2013. We have assumed for purposes of this calculation that we achieved target performance with respect to the 2013 PSUs and 2012 PSUs on December 31, 2013.
(31)	Represents the aggregate value of 47,904 unvested 2013 RSUs, 14,789 unvested 2012 RSUs, 79,916 unvested 2011 IPO RSUs, 31,666 unvested 2011 Time-Vest RSUs and 300,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Morris terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within 60 days prior to or one year (or eighteen months with respect to the 2013 RSUs, 2013 PSUs, 2012 RSUs and 2012 PSUs) after a change in control of us. We have assumed for purposes of this calculation that all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on December 31, 2013 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Morris vested in full on such date). The 2013 PSUs and 2012 PSUs would be deemed attained based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2013 PSUs and 2012 PSUs had not been attained as of December 31, 2013, and, accordingly, none of the unvested 2013 PSUs and 2012 PSUs would have vested on an accelerated basis.
(32)	Represents the aggregate value of 11,385 unvested 2011 IPO RSUs that would have vested on an accelerated basis upon Mr. Morris’ termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(33)	Represents the aggregate value of 6,112 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Morris’ termination without cause or for good reason on December 31, 2013.
(34)	Represents the aggregate value of 4,648 unvested 2013 Phantom Units, 1,120 unvested 2012 Phantom Units and 6,112 unvested 2011 IPO Units held by Mr. Morris that would have vested on an accelerated basis upon Mr. Morris’ termination due to death or disability on December 31, 2013.
(35)	Represents the aggregate value of 4,648 unvested 2013 Phantom Units, 1,120 unvested 2012 Phantom Units and 6,112 unvested 2011 IPO Units held by Mr. Morris that would have vested on an accelerated basis if Mr. Morris terminated employment without cause or for good reason on December 31, 2013, in either case, such termination occurred within 60 days prior to or one year after the change in control of us (or within eighteen months after a change in control with respect to the 2013 Phantom Units and 2012 Phantom Units).
(36)	Represents the aggregate value of 871 unvested 2011 IPO Units that would have vested on an accelerated basis upon Mr. Morris’ termination of employment for any other reason not described in the prior columns (other than a termination for cause).
(37)	Represents the aggregate value of 83,832 unvested 2013 RSUs, 148,936 unvested 2013 PSUs, 27,465 unvested 2012 RSUs, 107,905 unvested 2012 PSUs and 31,666 unvested 2011 Time-Vest RSUs held by Mr. Wright that would have vested on an accelerated basis upon Mr. Wright’s termination due to death or disability on December 31, 2013. We have assumed for purposes of this calculation that we achieved target performance with respect to the 2013 PSUs and 2012 PSUs on December 31, 2013.

(38)	Represents the aggregate value of 83,832 unvested 2013 RSUs, 27,465 unvested 2012 RSUs, 31,666 unvested 2011 Time-Vest RSUs and 350,000 unvested 2009 Performance-Vest RSUs that would have vested on an accelerated basis if Mr. Wright terminated employment without cause or for good reason on December 31, 2013 and, in either case, such termination occurred within 60 days prior to or one year (or eighteen months with respect to the 2013 RSUs, 2013 PSUs, 2012 RSUs and 2012 PSUs) after a change in control of us. We have assumed for purposes of this calculation that all performance criteria applicable to the 2009 Performance-Vest RSUs were attained on December 31, 2013 (and, accordingly, the unvested 2009 Performance-Vest RSUs held by Mr. Wright vested in full on such date). The 2013 PSUs and 2012 PSUs would be deemed attained based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2013 PSUs and 2012 PSUs had not been attained as of December 31, 2013, and, accordingly, none of the unvested 2013 PSUs and 2012 PSUs would have vested on an accelerated basis.

Director Compensation

The following table sets forth compensation information with respect to our non-employee directors during 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael S. Burke	$61,250	$75,375	$—	—	—	—	$136,625
General Wesley K. Clark	$45,000	$75,375	$—	—	—	—	$120,375
Michael F. Ray	$45,000	$75,375	$—	—	—	—	$120,375
Ronald M. Sega	$46,875	$75,375	$—	—	—	—	$122,250
Edward M. Stern	$59,375	$75,375	$—	—	—	—	$134,750
Halbert S. Washburn	$69,375	$75,375	$—	—	—	—	$144,750
John A. Williams	$37,500	$75,375	$—	—	—	—	$112,875
Dennis L. Yakobson	$37,500	$75,375	$—	—	—	—	$112,875

(1)	Amounts reflect the full grant-date fair value of the 2013 stock grants and 2013 restricted stock unit awards, calculated in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all awards made to non-employee directors in Note 15 to our consolidated financial statements in Part II—Item 8 “Financial Statements and Supplementary Data” to this Annual Report.
(2)	The number of RSUs held by each non-employee director as of December 31, 2013 was 11,200.
(3)	The options held by Messrs. Burke, Clark, Ray, Sega, Stern, Washburn, Williams and Yakobson as of December 31, 2013 covered 60,742, 21,501, 28,490, 60,742, 21,501, 60,742, 49,991 and 168,251 shares, respectively.

Directors who are our employees do not receive additional compensation for their services on the Board. The compensation plan for nonemployee directors provides for an annual retainer of $40,000 to be paid in quarterly increments of $10,000 to each outside director. The Chairman of the Board receives an additional fee of $25,000 per year. Additional cash compensation is provided for participation in committees of the Board as follows: the Chairman of the Audit Committee and the Chairman of the Compensation Committee receive $17,500 per year; the Chairman of the Nominating and Corporate Governance Committee receives $10,000 per year; members of the Audit Committee and Compensation Committee receive $7,500 per year; and members of the Nominating and Corporate Governance Committee receive $5,000 per year. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in their capacity as directors. No additional cash fees are paid to directors for attendance at Board or committee meetings. Commencing on April 1, 2014, non-employee directors will receive no cash compensation for their services on the Board, and all annual retainer fees and committee fees shall be paid to our non-employee directors in the form of restricted stock or deferred stock units that vest quarterly.

Each newly elected non-employee member of the Board is granted a fully-vested option to purchase 20,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant and a term of five years following the date of grant. Each non-employee director serving immediately following our annual meeting of shareholders also is granted (i) a number of shares of our fully vested common stock obtained by dividing $50,000 by the fair market value of our common stock on the date of grant, rounded up to the nearest 100 shares, and (ii) an RSU grant obtained by dividing $25,000 by the fair market value of our common stock on the date of grant, rounded up to the nearest 100 shares, vesting on the earlier of the one year anniversary of the date of grant and our annual meeting of shareholders, subject to the director’s continued service on the Board through such date.

Compensation Committee Interlocks and Insider Participation

During 2013, the following individuals served as members of the Compensation Committee: Michael S. Burke, Halbert S. Washburn, and Edward M. Stern. None of these individuals has ever served as our officer or employee or an officer or employee of any of our subsidiaries. None of our executive officers has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also one of our directors.

Compensation Risk Assessment

We have assessed the compensation policies and practices for our employees and concluded that they do not create risks that are reasonably likely to have a material adverse effect on us. In reaching our conclusion, we considered the following elements of our compensation plans and policies:

•	The mix of fixed (base salary) and variable (cash annual incentive and equity) compensation, including short-term (cash annual incentive) and long-term (equity) incentives, reduces the significance of any one particular compensation component;

•	The mix of various types of equity awards (including RSUs and PSUs) which have different vesting provisions that are based on a variety of factors including stock performance, accomplishment of commercial milestones and time vesting, so that no single event drives long-term compensation;

•	The fact that all of our equity awards vest over time (in addition to performance vesting in some circumstances), typically three years, encouraging a long-term view by recipients;

•	The fact that the Compensation Committee oversees our equity plans and incentive based bonus awards and has the discretion to reduce or eliminate bonuses based on performance;

•	Our formal performance evaluation approach based on quantitative and qualitative performance is used company-wide setting cash and equity incentives;

•	We have adopted a clawback policy pursuant to which, in the event of an accounting restatement due to material non-compliance with any financial reporting requirements under the securities law, we will be entitled (but not required) to recoup from executive officers all cash bonuses and all contingent equity that would not have been paid if performance had been measured in accordance with the restated financials. This policy only applies to incentives paid or granted, as applicable, (i) within three years of the date that the accounting restatement is required and (ii) on or after January 1, 2013; and

•	We have adopted stock ownership guidelines for our executives officers and non-employee directors, pursuant to which they must accumulate and hold equity of the Company valued at three times (3x) (or six times (6x) in the case of our Chief Executive Officer) their annual base salary (with respect to our executive officers) or their annual cash retainer (with respect to our non-employee directors) within the earlier of (i) five years after the adoption of these guidelines or (ii) five years after becoming an executive officer of the Company (with respect to our executive officers) or five years after joining the Company’s Board of Directors (with respect to our non-employee directors). If, after the five year period set forth above, an individual fails to satisfy the above ownership requirements, then he or she will be required to retain 100% of any of our shares acquired through stock option exercise or vesting of any performance stock units, restricted stock units and restricted stock awards (net of shares sold or withheld to satisfy taxes and, in the case of stock options, the exercise price) until such time that he or she meets the ownership requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 15, 2014 by (i) all owners of record or those who are known to us to beneficially own more than 5% of the issued and outstanding shares of our common stock, (ii) each director and named executive officer, or NEO, identified in the tables under Item 11 “Executive Compensation,” and (iii) by all executive officers and directors as a group:

Directors and Named Executive Officers(1)(2)(3) Listed in alphabetical order	Amount and Nature of Beneficially Ownership(4)	Percentage of Class(5)
Michael S. Burke	361,439	*
General Wesley K. Clark	170,301	*
Dan J. Cohrs	1,314,318	*
Sean Ebnet	62,420	*
Colin M. Morris	804,551	*
D. Hunt Ramsbottom(6)	2,655,128	1.2
Michael F. Ray(7)	495,505	*
Ronald M. Sega	353,462	*
Edward M. Stern	392,143	*
Halbert S. Washburn	402,642	*
John A. Williams	49,991	*
Harold A. Wright	504,943	*
Dennis L. Yakobson(8)	458,155	*
All directors and executive officers as a group (13 persons)	8,024,998	3.5

Beneficial Owners of More than 5%	Amount and Nature of Beneficially Ownership	Percentage of Class
Park West Asset Management, LLC(9)	18,396,197	8.1
Ariel Investments, LLC(10)	16,495,310	7.2
The Vanguard Group(11)	12,833,603	5.6

*	Less than 1%
(1)	Except as otherwise noted and subject to applicable community property laws, each shareholder has sole or shared voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 10877 Wilshire Blvd., Suite 600, Los Angeles, CA 90024.
(2)	If a person has the right to acquire shares of common stock subject to options, time-vesting restricted stock units, or RSUs, or other convertible or exercisable securities within 60 days of February 15, 2014, then such shares (including certain RSUs that are fully vested but will not be yet paid out until the earlier of the recipient’s termination and three years from the applicable award date, subject to any required payment delays arising under applicable tax laws) are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock that may be acquired within 60 days of February 15, 2014 and are included in the table above:

•	Michael S. Burke — 60,742 under options;

•	General Wesley K. Clark — 21,501 under options;

•	Dan J. Cohrs — 442,687 under options;

•	Colin M. Morris — 257,706 under options;

•	D. Hunt Ramsbottom — 1,021,340 under options;

•	Michael F. Ray — 28,490 under options;

•	Ronald M. Sega — 60,742 under options;

•	Edward M. Stern — 21,501 under options;

•	Halbert S. Washburn — 60,742 under options;

•	John A. Williams — 49,991 under options;

•	Dennis L. Yakobson — 168,251 under options;

•	all directors and executive officers as a group — 2,193,693 under options.

(3)	The Security Ownership table above does not include the following:

(A) Performance-vesting restricted stock units, or PSUs, held by our NEOs that vest upon each of the first three anniversaries of the grant date based on the level of total shareholder return over the average fair market value for the thirty trading-day period through the grant date (the numbers below represent the target number of PSUs that may be issued to the NEOs):

•	Dan J. Cohrs — 442,603 PSUs;

•	Sean Ebnet — 170,213 PSUs;

•	Colin M. Morris — 286,418 PSUs;

•	D. Hunt Ramsbottom — 897,989 PSUs;

•	Harold Wright — 256,841 PSUs;

(B) unvested RSUs and/or options that will vest assuming the continued employment of the officer or director beyond each applicable vesting date:

•	Michael S. Burke — 11,200 RSUs;

•	General Wesley K. Clark — 11,200 RSUs;

•	Dan J. Cohrs — 265,228 RSUs;

•	Sean Ebnet — 495,808 RSUs;

•	Colin M. Morris — 174,275 RSUs;

•	D. Hunt Ramsbottom — 472,001 RSUs;

•	Michael F. Ray — 11,200 RSUs;

•	Ronald M. Sega — 11,200 RSUs;

•	Edward M. Stern — 11,200 RSUs;

•	Halbert S. Washburn — 11,200 RSUs;

•	John A. Williams — 11,200 RSUs;

•	Harold Wright — 142,964 RSUs; and

•	Dennis L. Yakobson — 11,200 RSUs.

(4)	Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the SEC.
(5)	Based on 227,528,367 shares of common stock outstanding as of February 15, 2014.
(6)	Includes 83,000 shares held for the benefit of Mr. Ramsbottom’s children as to which Mr. Ramsbottom disclaims beneficial ownership and 10,000 shares held by the L.E. Ramsbottom Living Trust owned by Mr. Ramsbottom’s spouse as to which Mr. Ramsbottom disclaims beneficial ownership.
(7)	Includes 7,500 shares held by Mr. Ray’s spouse’s individual retirement arrangement as to which Mr. Ray disclaims beneficial ownership.
(8)	Includes 19,000 shares held in custodial accounts as to which Mr. Yakobson disclaims beneficial ownership.
(9)	Based on information in a Schedule 13G filed by Park West Asset Management, LLC, or Park West, with the SEC on February 14, 2014 for its holdings as of December 31, 2013, Park West reported that it has sole power to vote and dispose of all 18,396,197 shares. Park West’s principal business office address is 900 Larkspur Landing Circle, Suite 165, Larkspur, CA 94939.
(10)	Based on information in a Schedule 13G filed by Ariel Investments, LLC, or Ariel, with the SEC on February 14, 2014 for its holdings as of December 31, 2013, Ariel reported that it has sole power to vote all 11,219,051 shares, and that it has the sole power to dispose of 16,495,310 of its shares. Ariel’s principal business office address is 200 East Randolph Drive, Suite 2900, Chicago, IL 60601.

(11)	Based on information in a Schedule 13G filed by The Vanguard Group, or Vanguard, with the SEC on February 12, 2014 for its holdings as of December 31, 2013, Vanguard reported that it has sole power to vote all 314,577 shares, and that it has the sole power to dispose of 12,532,926 of its shares and the shared power to dispose 300,677 of its shares. Vanguard’s principal business office address is 100 Vanguard Blvd., Malvem, PA 19355.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,803,000	$0.37	4,483,000
Equity compensation plans not approved by security holders	17,000	—	—

Total	14,820,000	$0.37	4,483,000

The equity securities issued as compensation under shareholder approved compensation plans consist of stock options, RSUs and performance shares. The equity securities issued as compensation without shareholder approval consist of RSUs. The stock options have exercise prices equal to the fair market value of our common stock, as reported by the NYSE MKT, as of the date the securities were granted. The options may be exercised for a term ranging from five to ten years after the date they were granted.

Ownership of Common Units of RNP

On December 18, 2013 each of Messrs. Ramsbottom, Cohrs and Morris were granted phantom units of Rentech Nitrogen Partners, L.P., a publicly traded Delaware limited partnership and one of our indirectly majority owned subsidiaries, or RNP, common units in the amounts of 13,945, 7,554 and 4,648, respectively. Such phantom units will vest in three equal parts on each of the next three anniversaries of December 14, 2013. Further, on June 4, 2013, each of Messrs. Burke, Ray and Washburn were granted 400 phantom units of RNP common units that will vest on June 4, 2014. In addition, on June 4, 2013, each of Messrs. Burke, Ray and Washburn were granted 790 RNP common units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to its charter, the audit committee of the Board is responsible for reviewing and approving all related party transactions. While we do not have a formal written policy or procedure for the review, approval or ratification of related party transactions, the audit committee must review the material facts of any such transaction and approve that transaction on a case by case basis.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed and expected to be billed for audit fees, audit-related fees, tax fees and other services rendered by PricewaterhouseCoopers LLC for the calendar years ended December 31, 2013 and 2012.

	For the Calendar Years Ended December 31,
	2013	2012
Audit Fees (1)	$1,715,000	$1,022,500
Audit-Related Fees (2)	399,800	21,710
Tax Fees (3)	435,000	876,582
All Other Fees	—	—

Total	$2,549,800	$1,920,792

(1)	Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of Rentech’s and RNP’s consolidated financial statements for the calendar years ended December 31, 2013 and 2012, and for the audit of Rentech’s and RNP’s internal control over financial reporting and reviews of the financial statements included in Rentech’s and RNP’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit for the calendar years ended December 31, 2013 and 2012.
(2)	Represents fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s and RNP’s consolidated financial statements, and are not reported as Audit Fees.
(3)	Represents the aggregate fees billed and expected to be billed for Rentech’s 2013 and 2012 tax return and tax consultation regarding various issues including property and sales tax issues, research and development credits and RNP’s structure.

The audit committee is required to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. Non-audit services were reviewed with the audit committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee pre-approved all fees incurred in the calendar years ended December 31, 2013 and 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.

The information required by this Item is included in Part II—Item 8 “Financial Statements and Supplementary Data” of this report.

(b) Exhibits.

See Exhibit Index.

EXHIBIT INDEX

2.1*	Membership Interest Purchase Agreement between Rentech Nitrogen Partners, L.P. and Agrifos Holdings Inc., dated as of October 31, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on November 5, 2012).

2.2*	Stock Purchase Agreement, dated as of May 1, 2013, among the Company, the Buyer, the Sellers and Anthony M. Hauff, as the Sellers’ representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on May 7, 2013).

2.3*	Membership Interest Purchase and Sale Agreement, dated as of February 28, 2014, by and among Rentech, RES and the Buyer Plan (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech on March 6, 2014).

3.1	Amended and Restated Articles of Incorporation, dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2005, filed by Rentech on May 9, 2005).

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

August 5, 2011).

4.4	Indenture, dated as April 12, 2013, among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the guarantors named therein, Wells Fargo Bank, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on April 16, 2013).

4.5	Forms of 6.5% Second Lien Senior Secured Notes due 2021 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on April 16, 2013).

4.6	Intercreditor Agreement, dated as of April 12, 2013, among Credit Suisse AG, Cayman Islands Branch, as priority lien agent, Wilmington Trust, National Association, as second lien collateral trustee, Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation and the subsidiaries of Rentech Nitrogen Partners, L.P. named therein (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K (File No.
001-35334) filed by RNP with the Securities and Exchange Commission on April 16, 2013).

10.1**	Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by Rentech January 28, 2009).

10.2**	Amended and Restated Employment Agreement by and between Rentech, Inc. and Sean Ebnet dated July 26, 2013.

10.3**	Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2008 filed by Rentech on December 15, 2008).

10.4**	Employment Agreement by and between Rentech, Inc. and Harold Wright, dated November 3, 2009.

10.5**	Employment Agreement with Colin Morris (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.6**	Rentech, Inc. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.7**	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 20, 2006).

10.8**	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed by Rentech on February 9, 2005).

10.9**	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on March 29, 2007).

10.10**	First Amendment to Rentech’s Amended and Restated 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.11**	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

10.12**	First Amendment to Rentech’s 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.13***	Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed by Rentech on August 9, 2007).

10.14**	Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.15**	Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.16**	Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 23, 2009).

10.17	Distribution Agreement, dated April 26, 2006, by and between Royster-Clark Resources LLC and Rentech Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.18	Amendment to Distribution Agreement, dated October 13, 2009, among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S., Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.19	Assignment and Assumption Agreement, dated as of September 29, 2006, by and between Royster-Clark, Inc., Agrium U.S. Inc. and Rentech Development Corporation (incorporated by reference to Exhibit 10.3 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.20**	Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 13, 2011).

10.21	Contribution, Conveyance and Assignment Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Development Corporation, Rentech Nitrogen Holdings, Inc., Rentech Nitrogen GP, LLC, Rentech Nitrogen Partners, L.P. and Rentech Energy Midwest Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

10.22

Omnibus Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Nitrogen GP, LLC and Rentech Nitrogen Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K

(File No. 001-35334) filed by RNP on November 9, 2011).

10.23

Services Agreement, dated as of November 9, 2011, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen GP, LLC and Rentech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K

(File No. 001-35334) filed by RNP on November 9, 2011).

10.24	Indemnification Agreement dated November 9, 2011, by and between Rentech Nitrogen Partners, L.P. and D. Hunt Ramsbottom (all other Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates of execution, are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by Rentech on December 14, 2011).

10.25	Second Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among Rentech Nitrogen, LLC, Agrifos LLC, Agrifos Fertilizer L.L.C. and Agrifos SPA LLC, as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on November 5, 2012).

10.26	Third Amended and Restated Agreement of Limited Partnership of Rentech Nitrogen Partners, L.P., dated as of November 1, 2012 (including form of common unit certificate) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on November 5, 2012).

10.27	First Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2012, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.28	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 30, 2012, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.29	Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 18, 2013, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.30	Agreement, dated November 1, 2010, between Northern Illinois Gas Company, d/b/a Nicor Gas Company and Rentech Energy Midwest (incorporated by reference to Exhibit 10.14 to the Form S-1 filed by Rentech Nitrogen Partners, L.P. on August 5, 2011).

10.31	Asset Purchase Agreement, dated as of September 10, 1998, by and between ExxonMobil Corporation (formerly known as Mobil Oil Corporation) and Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.P.) (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.32***	Marketing Agreement, dated as of March 22, 2011, by and between Interoceanic Corporation and Rentech Nitrogen Pasadena, LLC (Agrifos Fertilizer L.L.C.) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.33	Credit Agreement, dated as of April 12, 2013, among Rentech Nitrogen Partners, L.P. and Rentech Nitrogen Finance Corporation, as borrowers, the other parties thereto that are designated as credit parties from time to time, Credit Suisse AG, Cayman Islands Brach, for itself and as agent for all lenders, the other financial institutions party thereto, as lenders, Credit Suisse Securities (USA) LLC, as sole lead arranger and bookrunner, and BMO Harris Bank, N.A., as syndication agent (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on May 9, 2013).

10.34	Second Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 5, 2013).

10.35	Amended and Restated Joint Venture and Operating Agreement of Rentech Graanul, LLC, dated April 30, 2013, by and among the parties specified therein (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rentech on August 8, 2013).

10.36***	Agreement for the Sale and Purchase of Biomass, dated April 30, 2013 between Drax Power Limited and RTK WP Canada, ULC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Rentech on August 8, 2013).

10.37***	Master Services Agreement, dated April 30, 2013 between RTK WP Canada, ULC and Quebec Stevedoring Company Limited (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Rentech on August 8, 2013).

10.38***	Credit Agreement dated as of September 23, 2013, among Rentech Nitrogen Holdings, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, and each other lender from time to time party hereto.

10.39	Guaranty Agreement dated as of September 23, 2013 by Rentech, Inc. in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent for the benefit of the lender parties (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rentech on November 7, 2013).

10.40***	Amended and Restated Marketing Agreement, effective as of January 1, 2014, by and between Interoceanic Corporation and Rentech Nitrogen Pasadena, LLC (Agrifos Fertilizer L.L.C.) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 17, 2014).

10.41	Amendment Agreement for the Sale and Purchase of Biomass, dated February 11, 2014 between Drax Power Limited and RTK WP Canada, ULC.

10.42	First Amendment to Credit Agreement, dated as of March 7, 2014, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the subsidiary guarantors party hereto, the lenders party hereto and Credit Suisse AG, Cayman Islands Branch, as agent for the lenders. (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 17, 2014).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed by Rentech on December 15, 2008).

21	Subsidiaries of Rentech, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language, or XBRL, includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, detailed tagged.

*	Schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith. The Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.
**	Management contract or compensatory plan or arrangement.
***	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH, INC.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and President

Date: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer, President and Director (principal executive officer)

Date: March 17, 2014

/s/ Dan J. Cohrs
Dan J. Cohrs,
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: March 17, 2014

/s/ Jeffrey R. Spain
Jeffrey R. Spain,
Senior Vice President, Finance and Accounting (principal accounting officer)

Date: March 17, 2014

/s/ Dennis L. Yakobson
Dennis L. Yakobson,
Chairman Emeritus and Director

Date: March 17, 2014

/s/ Halbert S. Washburn
Halbert S. Washburn,
Chairman and Director

Date: March 17, 2014

/s/ Michael S. Burke
Michael S. Burke,
Director

Date: March 17, 2014

/s/ Wesley K. Clark
Wesley K. Clark,
Director

Date: March 17, 2014

/s/ Michael F. Ray
Michael F. Ray,
Director

Date: March 17, 2014

/s/ Edward M. Stern
Edward M. Stern,
Director

Date: March 17, 2014

/s/ Ronald M. Sega
Ronald M. Sega,
Director

Date: March 17, 2014

/s/ John A. Williams
John A. Williams,
Director

Date: March 17, 2014