Form 10-Q/A
period 2013-09-30
RENTECH, INC.
filed 2014-04-16
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the “Form 10-Q”), originally filed by Rentech, Inc. with the Securities and Exchange Commission on November 7, 2013, is being filed solely for the purpose of replacing Exhibit 10.1 with a new agreement that contains fewer redactions than the originally filed agreement.

Except as described above, no other changes have been made to the Form 10-Q. This Amendment No. 1 does not otherwise amend, change, modify or update the financial statements or disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events, results or developments that may have occurred, or facts that have become known, after the original filing of the Form 10-Q. Accordingly, this Amendment No. 1 consists only of the cover page, this Explanatory Note, Item 6 of Part II to the Form 10-Q and the Signature Page.

Part II — OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit Index

10.1*	Credit Agreement dated as of September 23, 2013, among Rentech Nitrogen Holdings, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, and each other lender from time to time party hereto (incorporated by reference from Exhibit 10.38 to the Annual Report on Form 10-K (File No. 001-15795) for the year ended December 31, 2013 filed by Rentech, Inc. with the Securities and Exchange Commission on March 17, 2014).

10.2*+	Guaranty Agreement dated as of September 23, 2013 by Rentech, Inc. in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent for the benefit of the lender parties.

31.1+	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1+	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101+	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

*	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.
+	Previously filed or furnished, as applicable, as an exhibit to the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: April 16, 2014	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom, President and Chief Executive Officer

Dated: April 16, 2014	/s/ Dan J. Cohrs
Dan J. Cohrs, Chief Financial Officer