Form 10-Q
period 2014-03-31
RENTECH, INC.
filed 2014-05-12
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File No. 001-15795

RENTECH, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0957421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10877 Wilshire Boulevard, 10th Floor

Los Angeles, California 90024

(Address of principal executive offices)

(310) 571-9800

(Registrant’s telephone number, including area code)

10877 Wilshire Boulevard, Suite 600

Los Angeles, California 90024

(Former address of principal executive offices)

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2014 was 227,661,788.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$80,762	$106,369
Accounts receivable	23,091	14,227
Inventories	54,669	35,376
Prepaid expenses and other current assets	7,312	8,309
Deferred income taxes	1,143	1,140
Other receivables, net	9,190	7,432
Assets of discontinued operations	5	19

Total current assets	176,172	172,872

Property, plant and equipment, net	338,079	334,654

Construction in progress	80,439	60,136

Other assets
Goodwill	57,134	57,134
Intangible assets	59,088	59,730
Debt issuance costs	8,974	9,321
Deposits and other assets	6,160	5,092
Assets of discontinued operations	4,630	4,651

Total other assets	135,986	135,928

Total assets	$730,676	$703,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,086	$19,875
Accrued payroll and benefits	6,880	9,155
Accrued liabilities	24,128	33,953
Deferred revenue	50,574	21,643
Current portion of long term debt	9,658	9,916
Accrued interest	10,680	5,490
Other	961	1,015
Liabilities of discontinued operations	2,034	2,003

Total current liabilities	137,001	103,050

Long-term liabilities
Debt	411,484	412,063
Earn-out consideration	1,486	1,544
Asset retirement obligation	3,010	2,995
Deferred income taxes	10,020	9,271
Other	5,342	6,711

Total long-term liabilities	431,342	432,584

Total liabilities	568,343	535,634

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 227,565 and 227,512 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,276	2,275
Additional paid-in capital	542,931	541,254
Accumulated deficit	(392,327)	(385,339)
Accumulated other comprehensive loss	(1,211)	(117)

Total Rentech stockholders’ equity	151,669	158,073
Noncontrolling interests	10,664	9,883

Total equity	162,333	167,956

Total liabilities and stockholders’ equity	$730,676	$703,590

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues
Product sales	$65,345	$58,724
Service revenues	18,962	—
Other revenues	524	840

Total revenues	84,831	59,564

Cost of sales
Product	51,684	36,845
Service	15,252	—

Total cost of sales	66,936	36,845

Gross profit	17,895	22,719

Operating expenses
Selling, general and administrative expense	15,572	12,582
Depreciation and amortization	(324)	1,132
Other (income) expense	(348)	15

Total operating expenses	14,900	13,729

Operating income	2,995	8,990

Other expense, net
Interest expense	(5,845)	(1,803)
Other expense, net	(24)	(140)

Total other expenses, net	(5,869)	(1,943)

Income (loss) from continuing operations before income taxes and equity in loss of investee	(2,874)	7,047
Income tax (benefit) expense	1,050	(632)

Income (loss) from continuing operations before equity in loss of investee	(3,924)	7,679
Equity in loss of investee	199	—

Income (loss) from continuing operations	(4,123)	7,679
Loss from discontinued operations, net of tax	(1,471)	(6,893)

Net income (loss)	(5,594)	786
Net income attributable to noncontrolling interests	(1,394)	(6,026)

Net loss attributable to Rentech common shareholders	$(6,988)	$(5,240)

Net loss per common share allocated to Rentech common shareholders:
Basic and diluted:
Continuing operations	$(0.02)	$0.01
Discontinued operations	(0.01)	(0.03)

Net Loss	$(0.03)	$(0.02)

Weighted-average shares used to compute net loss per common share:
Basic	227,529	225,222

Diluted	227,529	231,534

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income (loss)	$(5,594)	$786

Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	(12)	6
Foreign currency translation	(1,087)	(9)

Other comprehensive loss	(1,099)	(3)

Comprehensive income (loss)	(6,693)	783
Less: net income attributable to noncontrolling interests	(1,394)	(6,026)
Less: other comprehensive (income) loss attributable to noncontrolling interests	5	(2)

Comprehensive loss attributable to Rentech	$(8,082)	$(5,245)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Rentech Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)
	(Unaudited)
Balance, December 31, 2012	224,121	$2,241	$539,448	$(383,807)	$105	$157,987	$43,081	$201,068
Common stock issued for stock options exercised	174	2	69	—	—	71	—	71
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,809)	(11,809)
Equity-based compensation expense	—	—	1,707	—	—	1,707	252	1,959
Restricted stock units	1,529	15	(3,331)	—	—	(3,316)	—	(3,316)
Net income (loss)	—	—	—	(5,240)	—	(5,240)	6,026	786
Other comprehensive income (loss)	—	—	—	—	(5)	(5)	2	(3)

Balance, March 31, 2013	225,824	$2,258	$537,893	$(389,047)	$100	$151,204	$37,552	$188,756

Balance, December 31, 2013	227,512	$2,275	$541,254	$(385,339)	$(117)	$158,073	$9,883	$167,956
Common stock issued for stock options exercised	52	1	32	—	—	33	—	33
Distributions to noncontrolling interests	—	—	—	—	—	—	(792)	(792)
Equity-based compensation expense	—	—	1,647	—	—	1,647	199	1,846
Restricted stock units	1	—	(2)	—	—	(2)	—	(2)
Net income (loss)	—	—	—	(6,988)	—	(6,988)	1,394	(5,594)
Other comprehensive income (loss)	—	—	—	—	(1,094)	(1,094)	(5)	(1,099)
Other	—	—	—	—	—	—	(15)	(15)

Balance, March 31, 2014	227,565	$2,276	$542,931	$(392,327)	$(1,211)	$151,669	$10,664	$162,333

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(5,594)	$786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,441	3,845
Utilization of spare parts	2,387	893
Write-down of inventory	—	545
Non-cash interest expense	170	286
Equity-based compensation	1,846	1,959
Other	(310)	24
Changes in operating assets and liabilities:
Accounts receivable	(8,864)	(31)
Other receivables	(1,837)	566
Inventories	(16,753)	(23,651)
Prepaid expenses and other current assets	595	205
Other assets	(695)	—
Accounts payable	9,851	(2,810)
Deferred revenue	28,930	30,020
Accrued interest	4,994	(57)
Accrued liabilities, accrued payroll and other	(2,581)	(8,897)

Net cash provided by operating activities	16,580	3,683

Cash flows from investing activities
Capital expenditures	(38,907)	(12,421)
Other items	(182)	390

Net cash used in investing activities	(39,089)	(12,031)

Cash flows from financing activities
Proceeds from debt and credit facilities	407	15,600
Payments of debt	(2,528)	(1,938)
Distributions to noncontrolling interests	(792)	(11,809)
Other	33	71

Net cash provided by (used in) financing activities	(2,880)	1,924

Effect of exchange rate on cash	(218)	—
Decrease in cash	(25,607)	(6,424)
Cash, beginning of period	106,369	141,736

Cash, end of period	$80,762	$135,312

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$14,892	$5,187
Restricted stock units and RNP units surrendered for withholding taxes payable	15	3,316
Increase in QS Construction Facility obligation	1,633	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X, neither of which requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of March 31, 2014, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Annual Report”).

The Company, through its indirect majority-owned subsidiary, Rentech Nitrogen Partners, L.P. (“RNP”), owns and operates two fertilizer facilities: the Company’s East Dubuque Facility and the Company’s Pasadena Facility, referred to collectively as the “Fertilizer Facilities.” Our East Dubuque Facility is located in East Dubuque, Illinois and owned by Rentech Nitrogen, LLC (“RNLLC”). Our Pasadena Facility is located in Pasadena, Texas and owned by Rentech Nitrogen Pasadena, LLC (“RNPLLC”). The noncontrolling interests reflected on the Company’s consolidated balance sheets are affected by the net income of, and distributions from, RNP.

On May 1, 2013, the Company acquired all of the capital stock of Fulghum Fibres, Inc. (“Fulghum”). Upon the closing of this transaction (the “Fulghum Acquisition”), Fulghum became a wholly-owned subsidiary of the Company. Fulghum provides high-quality wood chipping and wood yard operations services, and produces and sells wood chips to the pulp, paper and packaging industry. Fulghum now operates 32 wood chipping mills, of which 26 are located in the United States, five are located in Chile and one is located in Uruguay. Noncontrolling interests represent the non-acquired ownership interests in the subsidiaries located in Chile and Uruguay. Fulghum currently owns approximately 88% and 87% of the equity interests in the subsidiaries located in Chile and Uruguay, respectively. The final purchase price of the Fulghum Acquisition and the allocation thereof will not be known until a review of various tax issues is completed. The Company will finalize the accounting for the Fulghum Acquisition in the second quarter of 2014.

The Company is developing two facilities in Eastern Canada to produce and sell wood pellets for use as renewable fuel for the generation of electricity. In 2013, the Company acquired an idled oriented strand board processing mill in Wawa, Ontario, Canada. The Company is in the process of converting the mill to a wood pellet facility with the capacity to produce approximately 450,000 metric tons of wood pellets annually (the “Wawa Project”). Also, in 2013, the Company acquired a former particle board processing mill in Atikokan, Ontario, Canada. The Company is in the process of converting the mill to a wood pellet facility with the capacity to produce approximately 90,000 metric tons of wood pellets annually (the “Atikokan Project”). See Note 9 — Commitments and Contingencies for major contracts and commitments for this business segment.

In the first quarter of 2014, the Company decided to exit the energy technologies business as a direct result of the high projected cost to develop the technologies and deploy them at commercial scale and lower projected returns on such investments. The lower projected returns were due to, among other things, the decrease in energy prices in the United States as a result of the proliferation of hydraulic fracturing and other factors, as well as the failure of, and reductions in, government incentives and regulations intended to support the development of alternative energy, particularly within the United States. See Note 4 — Discontinued Operations.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying value since they are short term and can be settled on demand. These items meet the definition of Level 1 financial instruments as defined in Note 5 — Fair Value.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. The Company tests goodwill for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. The analysis of the potential impairment of goodwill is a two step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment.

There are significant assumptions involved in performing a goodwill impairment test, which include discount rates, terminal growth rates, future prices of end products and raw materials, terminal values and production volumes. The various valuation methods used (income approach, replacement cost and market approach) are also weighted in determining fair market value. Changes to any of these assumptions could increase or decrease the fair value of the Pasadena and Fulghum reporting units. The Company does not believe any impairment is required at March 31, 2014.

The Company has evaluated events occurring between March 31, 2014 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued guidance as to when an unrecognized tax benefit should be classified as a reduction of a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and thus became effective for the Company’s interim period beginning on January 1, 2014. The adoption of this guidance did not have any impact on the Company’s consolidated financial position, results of operations or disclosures.

Note 3 — Fulghum Acquisition

On May 1, 2013, the Company acquired all of the capital stock of Fulghum. The preliminary purchase price consisted of approximately $64.2 million of cash, including approximately $3.3 million used to retire certain debt of Fulghum at closing. The amount of the purchase price was subject to certain potential post-closing adjustments set forth in the stock purchase agreement.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The Company’s preliminary purchase price allocation is as follows (amounts in thousands):

Cash	$10,137
Accounts receivable	3,936
Inventories	2,389
Prepaid expenses and other current assets	952
Other receivables, net	5,435
Property, plant and equipment	94,382
Intangible assets (Trade name — $5,496 and Processing agreements — $29,765)	35,261
Goodwill	29,932
Other assets	2,974
Accounts payable	(6,547)
Accrued liabilities	(5,823)
Customer deposits	(1,059)
Asset retirement obligation	(178)
Credit facility and loans	(61,865)
Unfavorable processing agreements	(6,496)
Deferred income taxes	(35,262)
Noncontrolling interests	(4,000)

Total preliminary purchase price	$64,168

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

The final purchase price and the allocation thereof will not be known until a review of various tax issues is completed.

Pro Forma Information

The unaudited pro forma information has been prepared as if the Fulghum Acquisition had taken place on January 1, 2013. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transactions actually taken place on January 1, 2013, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Three Months Ended March 31, 2013
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$59,564	$28,809	$88,373
Net income	$786	$28,566	$29,352
Net income (loss) attributable to Rentech	$(5,240)	$28,445	$23,205
Basic and diluted net income (loss) from continuing operations per common share allocated to Rentech	$0.01	$0.12	$0.13

Note 4 — Discontinued Operations

On March 5, 2014, the Company announced that it had entered into a definitive agreement with Sunshine Kaidi New Energy Group Co., Ltd. (the “Kaidi Agreement”) to sell its alternative energy technologies and certain pieces of equipment at its decommissioned Product Demonstration Unit (the “PDU”) located in Commerce City, Colorado. The transaction would provide the Company at closing with an initial cash purchase price for its technology and equipment of $15.3 million, and the possibility of a success payment of up to $16.2 million. At December 31, 2013, the Company had classified the PDU as property held for sale on its consolidated balance sheet. As a result of the Kaidi Agreement, the Company has reclassified its balance sheets and statements of operations for all periods presented in this report to reflect the energy technologies segment as a discontinued operation. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated, and are reported in the respective categories with those of continuing operations.

All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

The following table summarizes the components of assets and liabilities of discontinued operations.

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Prepaid expenses and other current assets	$5	$19
Property held for sale	4,626	4,647
Deposits and other assets	4	4

Total assets	$4,635	$4,670

Accounts payable	$101	$151
Accrued payroll and benefits	295	356
Accrued liabilities	1,638	1,496

Total liabilities	$2,034	$2,003

The following table summarizes the results of discontinued operations.

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues	$156	$103
Operating loss	1,498	6,923
Loss from discontinued operations, net of tax	1,471	6,893

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

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy, defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that require fair value disclosure as of March 31, 2014.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
RNP Notes	$315,802	$—	$—	$320,000
Fulghum debt	—	45,712	—	45,802
RNHI Revolving Loan	—	50,000	—	50,000
QS Construction Facility	—	5,340	—	5,340
Earn-out consideration	—	—	1,486	1,486

The following table presents the financial instruments that require fair value disclosure as of December 31, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
RNP Notes	$318,400	$—	$—	$320,000
Fulghum debt	—	45,970	—	47,452
RNHI Revolving Loan	—	50,000	—	50,000
QS Construction Facility	—	4,527	—	4,527
Earn-out consideration	—	—	1,544	1,544

RNP Notes

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “RNP Notes”) are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

Fulghum Debt

Fulghum debt is deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value was determined by management using an independent, third party valuation company.

RNHI Revolving Loan

The RNHI Revolving Loan, as defined in Note 8 — Debt, is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. Since the RNHI Revolving Loan’s interest rate is a floating rate and the Company’s credit has not changed, the carrying value approximates the fair value.

QS Construction Facility

The Company’s financing obligation with Quebec Stevedoring Company Limited (the “QS Construction Facility”) is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. To determine the fair value, the Company reviewed the current market interest rates of similar borrowing arrangements. It was concluded that the carrying value of the QS Construction Facility approximates the fair value of the obligation at March 31, 2014 because of the floating nature of the interest rate and the fact that the Company’s credit worthiness has not changed since the QS Construction Facility was established.

Earn-out Consideration

At March 31, 2014, the earn-out consideration represents approximately $1.5 million of potential earn-out consideration relating to the Atikokan Project. The earn-out consideration related to the Atikokan Project is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Project, over a ten year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. The Company provided a loan to the sellers of approximately $0.9 million, which will be repayable from any earn-out consideration.

A reconciliation of the change in the carrying value of the earn-out consideration is as follows (in thousands):

Balance at December 31, 2013	$1,544
Less: unrealized gain	58

Balance at March 31, 2014	$1,486

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three months ended March 31, 2014.

Note 6 — Inventories

Inventories consisted of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Finished goods	$48,983	$27,638
Raw materials	5,396	7,448
Other	290	290

Total inventory	$54,669	$35,376

During the three months ended March 31, 2013, RNP wrote-down the value of the Pasadena Facility’s sulfur and sulfuric acid inventory by approximately $0.5 million to market value. This expense is reflected in cost of goods sold.

Note 7 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Land and land improvements	$26,158	$26,149
Buildings and building improvements	34,060	33,096
Machinery and equipment and catalysts	344,041	334,645
Furniture, fixtures and office equipment	1,183	1,123
Computer equipment and computer software	8,113	7,977
Vehicles	4,914	4,624
Leasehold improvements	2,374	2,348
Other	188	210

	421,031	410,172
Less: accumulated depreciation	(82,952)	(75,518)

Total property, plant and equipment, net	$338,079	$334,654

Construction in progress consisted of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
East Dubuque Facility	$3,575	$2,195
Pasadena Facility	29,362	31,335
Fulghum Fibres	4,317	273
Atikokan Project	17,353	8,458
Wawa Project	24,521	17,007
Other	1,311	868

Total construction in progress	$80,439	$60,136

The construction in progress balance at March 31, 2014 and December 31, 2013 includes approximately $1.5 million and $0.8 million of capitalized interest costs, respectively.

Note 8 — Debt

RNP Credit Agreement

On April 12, 2013, RNP and Finance Corporation (collectively the “Borrowers”) entered into a credit agreement (the “RNP Credit Agreement”). The RNP Credit Agreement consists of a $35.0 million senior secured revolving credit facility (the “RNP Credit Facility”). The Borrowers may use the RNP Credit Agreement to fund their working capital needs, to fund capital expenditures, to issue letters of credit and for other general partnership purposes. The RNP Credit Agreement also includes a $10.0 million letter of credit sublimit. The commitment under the RNP Credit Facility may be increased by up to $15.0 million upon the Borrowers’ request at the discretion of the lenders and subject to certain customary requirements.

On March 7, 2014 the Borrowers entered into the First Amendment to the RNP Credit Agreement (the “First RNP Amendment”). The First RNP Amendment replaces in certain circumstances the financial test that the Borrowers must satisfy for any borrowing from the Secured Leverage Ratio to a Fixed Charge Coverage Ratio (each as defined in the RNP Credit Agreement) for the period from the date of the amendment until immediately prior to the time RNP reports its fiscal year 2014 annual results (the “FCCR End Date”). The Fixed Charge Coverage Ratio that the Borrowers have to meet from the date of the First RNP Amendment through the date immediately prior to the time RNP reports its 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. For the twelve months ended March 31, 2014, RNP’s Fixed Charge Coverage Ratio was 2.84 to 1.00.

The First RNP Amendment also modifies for a specified period the financial test applicable to the announcement or payment of a distribution. In the event that RNP has no amounts outstanding under the RNP Credit Agreement on the date of the announcement or payment of an RNP distribution, the minimum Fixed Charge Coverage Ratio that it has to meet in order to pay distributions in the period from the date of the First RNP Amendment through the date immediately prior to reporting RNP’s 2014 first quarter results is 2.00 to 1.00, and thereafter through the FCCR End Date is 2.25 to 1.00. If there is any amount outstanding under the RNP Credit Agreement on the date of the announcement or payment of a distribution from the period beginning with the date of the First RNP Amendment through the FCCR End Date, RNP must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. Following the FCCR End Date, to announce or pay a distribution RNP must have a Secured Leverage Ratio not in excess of 3.75 to 1.00. In addition, before RNP can make distributions, RNP must have at least $8.75 million available to be drawn under the RNP Credit Agreement on a pro forma basis.

As of March 31, 2014 and December 31, 2013, there were no outstanding borrowings under the RNP Credit Agreement, and RNP was in compliance with all covenants under the Credit Agreement.

RNHI Revolving Loan

On September 23, 2013, Rentech Nitrogen Holdings, Inc. (“RNHI”), an indirect wholly owned subsidiary of Rentech, obtained a $100.0 million revolving loan facility (“RNHI Revolving Loan”) by entering into a credit agreement (the “RNHI Credit Agreement”) among RNHI, Credit Suisse AG, Cayman Islands Branch, as administrative agent and each other lender from time to time party thereto. On September 24, 2013, the Company borrowed $50.0 million under the facility.

See Note 13 — Subsequent Events regarding the incurrence of additional debt and the repayment in full and termination of the RNHI Credit Agreement.

BOM Credit Agreement

On November 25, 2013, the Company entered into a credit agreement with Bank of Montreal (the “BOM Credit Agreement”). The BOM Credit Agreement consists of a $3.0 million revolving credit facility, which can be utilized as letters of credit.

Borrowings bear a letter of credit fee of 3.75% per annum on the daily average face amount of the letters of credits outstanding during the preceding calendar quarter. The Company also is required to pay a commitment fee on the average daily undrawn portion of the credit facility at a rate equal to 0.75% per annum. This commitment fee is payable quarterly in arrears on the last day of each calendar quarter and on the termination date. The BOM Credit Agreement will terminate on November 25, 2015. At March 31, 2014 and December 31, 2013, letters of credit totaling $1.1 million had been issued. See Note 13 — Subsequent Events regarding the increase in amount available under the revolving credit facility.

Total Debt

As of March 31, 2014, the Company was in compliance with all covenants under the RNP Notes, Fulghum debt, RNHI Revolving Loan and the RNP Credit Agreement. Total debt consisted of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
RNP Notes	$320,000	$320,000
Fulghum debt(1)	45,802	47,452
RNHI Revolving Loan	50,000	50,000
QS Construction Facility	5,340	4,527

Total debt	$421,142	$421,979
Less: current portion	9,658	9,916

Long-term debt	$411,484	$412,063

(1)	Includes unamortized premium of approximately $2.0 million and $2.2 million as of March 31, 2014 and December 31, 2013, respectively.

Note 9 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Company may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Company occasionally enters into index-price contracts for the purchase of natural gas. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through April 30, 2014. Commitments for natural gas purchases consist of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	480	2,071
MMBtus under index-price contracts	—	81

Total MMBtus under contracts	480	2,152

Commitments to purchase natural gas	$2,283	$8,571
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$4.76	$3.98

Subsequent to March 31, 2014 through April 30, 2014, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through May 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.7 million and the total amount of the purchase commitments are approximately $3.1 million, resulting in a weighted average rate per MMBtu of approximately $4.74 in these new commitments. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Contractual Obligations

Pasadena

On April 17, 2013, the Company entered into an engineering, procurement and construction contract (the “EPC Contract”) with Abeinsa Abener Teyma General Partnership (“Abeinsa”). The EPC Contract provides for Abeinsa to be the contractor on the Company’s power generation project at the Pasadena Facility. The value of the contract is approximately $25.0 million and the project is expected to be completed by late 2014. As of March 31, 2014, the Company has paid approximately $15.7 million and accrued an additional $0.8 million under the EPC contract.

Wood Pellets

On April 30, 2013, the Company entered into a ten-year off-take contract (the “Drax Contract”) with Drax Power Limited (“Drax”). Under the Drax Contract, the Company is required to sell to Drax the first 400,000 metric tonnes of wood pellets per year produced from the Wawa Project, with the first delivery under the contract scheduled for the end of year 2014. In the event that the Company does not deliver wood pellets as required under the Drax Contract, the Rentech subsidiary that owns the Wawa Project is required to pay Drax an amount equal to the difference between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech has guaranteed this obligation in an amount not to exceed $20.0 million.

For the Atikokan Project, the Company entered into a ten-year “take-or-pay” contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which the Company is required to deliver 45,000 metric tonnes of wood pellets annually starting in 2014. OPG has the option to increase the amount of wood pellets the Company is required to deliver up to 90,000 metric tonnes annually. The Company expects that wood pellets produced at the Atikokan Project not purchased by OPG may be sold to Drax or marketed elsewhere. The Company expects that its initial deliveries to OPG will consist of wood pellets purchased from third party suppliers and wood pellets produced at the Atikokan Project during its early commissioning phase. The Company is targeting its first delivery of wood pellets to OPG by the end of June 2014. The timing of the first delivery of wood pellets is subject to OPG’s commissioning schedule and requested delivery date.

The contracts with Drax and OPG are designed to minimize exposure to variable costs over the ten-year terms by passing through to Drax and OPG increased costs resulting from certain changes in input prices, including general inflation, the price of fuel, and prices of wood supplied to the mills. However, such indexation may not exactly offset increases or decreases in the prices of inputs and the cost of transporting and handling wood pellets.

The Company has contracted with Canadian National Railway Company (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Project and the Wawa Project to the Port of Quebec. The Atikokan Project and the Wawa Project are located approximately 1,300 track miles and 1,100 track miles, respectively, from the Port of Quebec.

Under the Canadian National Contract, the Company has committed to transport a minimum of 1,500 rail carloads during the months of January 2014 through December 2014, and 3,600 rail carloads annually thereafter for the duration of the long-term contract. Delivery shortfalls would result in a $1,000 per rail car penalty. Under the Drax Contract, the Company is responsible for the transportation of the wood pellets to the Port of Quebec. Drax is obligated to take delivery of the wood pellets on a FOB shipping point basis. Under the OPG Contract, OPG is obligated to take delivery of the Atikokan Project’s product on a FOB basis at the Company’s Atikokan facility.

On November 25, 2013, the Company entered into a one-year wood pellet purchase contract (the “KD Contract”) with KD Quality Pellets. Under the KD Contract, the Company committed to purchase between 15,000 and 20,000 metric tonnes of wood pellets between December 1, 2013 and June 30, 2014. The KD Contract provides the Company with an option to extend the term of the agreement to five years. The Company may use the wood pellets that it purchases under the KD Contract to cover shortfalls in production during commissioning of the Atikokan Project, so that it meets its delivery commitments under the OPG Contract. Any wood pellets that the Company purchases under the KD Contract and does not sell to OPG may be aggregated and sold to other consumers, including Drax.

Litigation

The Company is party to litigation from time to time in the normal course of business. The Company accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where the Company determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss, if such estimate can be made. While the outcome of the Company’s current matters are not estimable or probable, the Company maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Company’s financial statements.

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

Note 10 — Income Taxes

For the three months ended March 31, 2014, the Company recorded income tax expense of approximately $1.1 million which is comprised of approximately $1.0 million for Rentech and approximately $30,000 income tax expense for RNP. The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 37% for the three months ended March 31, 2014. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to basis difference in foreign subsidiary, impact of foreign earnings and impact of state taxes. The Company has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized.

Note 11 — Segment Information

The Company operates in four business segments, as described below. The operations of Fulghum are included in the Company’s historical results of operations only from the date of the closing of the Fulghum Acquisition, which was May 1, 2013. Results of the energy technologies segment are included in discontinued operations for the three months ended March 31, 2014 and 2013. The Company’s four segments are:

•	East Dubuque — The operations of the East Dubuque Facility, which produces primarily ammonia and urea ammonium nitrate solution (“UAN”).

•	Pasadena — The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Fulghum Fibres — The operations of Fulghum, which provides wood fibre processing services and wood yard operations, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America.

•	Wood pellets — This segment includes wood pellet projects owned by the Company, currently the Atikokan Project and Wawa Project, equity in Rentech’s joint venture with Graanul Invest AS, a European producer of wood pellets (the “Rentech/Graanul JV”) and other wood pellet development activities. The wood pellet development activities represent the Company’s personnel costs for employees dedicated to the wood pellet business infrastructure and administration costs and other third party costs.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues
East Dubuque	$28,491	$34,549
Pasadena	27,789	25,015
Fulghum Fibres	28,551	—

Total revenues	$84,831	$59,564

Operating income (loss)
East Dubuque	$11,234	$17,313
Pasadena	(759)	1,856
Fulghum Fibres	3,539	—
Wood pellets	(1,745)	(1,071)

Total segment operating income	$12,269	$18,098

Net income (loss)
East Dubuque	$11,209	$17,270
Pasadena	(786)	1,816
Fulghum Fibres	1,654	—
Wood pellets	(1,644)	(1,071)

Total segment net income	$10,433	$18,015

Reconciliation of segment net income to consolidated net income (loss):
Segment net income	$10,433	$18,015
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,316)	(2,154)
RNP – partnership and unallocated expenses recorded as other expense	—	(212)
RNP – unallocated interest expense and loss on interest rate swaps	(4,982)	(1,711)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(6,825)	(6,770)
Corporate and unallocated depreciation and amortization expense	(133)	(184)
Corporate and unallocated income recorded as other income (expense)	8	(17)
Corporate and unallocated interest expense	(304)	—
Corporate income tax benefit (expense)	(4)	712
Loss from discontinued operations, net of tax	(1,471)	(6,893)

Consolidated net income (loss)	$(5,594)	$786

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Total assets
East Dubuque	$193,843	$175,430
Pasadena	204,659	188,836
Fulghum Fibres	186,293	188,397
Wood pellets	86,368	42,089

Total segment assets	$671,163	$594,752

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$671,163	$594,752
RNP – partnership and other	44,233	42,078
Corporate and other	10,645	62,090
Assets of discontinued operations	4,635	4,670

Consolidated total assets	$730,676	$703,590

The Company’s revenue by geographic area, based on where the customer takes title to the product, was as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
United States	$70,479	$59,564
Canada	—	—
Other	14,352	—

Total revenues	$84,831	$59,564

The following table sets forth assets by geographic area:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
United States	$615,879	$633,886
Canada	86,356	—
Other	28,441	69,704

Total assets	$730,676	$703,590

Note 12 — Net Loss Per Common Share Allocated to Rentech

Basic loss per common share allocated to Rentech is calculated by dividing net loss allocated to Rentech by the weighted average number of common shares outstanding for the period. Diluted net loss per common share allocated to Rentech is calculated by dividing net loss allocated to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to the Company (in thousands, except for per share data).

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Income (loss) from continuing operations attributable to Rentech common shareholders	$(5,517)	$1,653
Less: Income from continuing operations allocated to unvested restricted stock	—	50

Income (loss) from continuing operations allocated to common shareholders	$(5,517)	$1,603

Numerator:
Loss from discontinued operations attributable to Rentech common shareholders	$(1,471)	$(6,893)
Less: Loss from discontinued operations allocated to unvested restricted stock	—	—

Loss from discontinued operations allocated to common shareholders	$(1,471)	$(6,893)

Numerator:
Net loss attributable to Rentech common shareholders	$(6,988)	$(5,240)
Less: Loss allocated to unvested restricted stock	—	—

Net loss allocated to common shareholders	$(6,988)	$(5,240)

Denominator:
Weighted average common shares outstanding	227,529	225,222
Effect of dilutive securities:
Warrants	—	994
Common stock options	—	2,019
Restricted stock	—	3,299

Diluted shares outstanding	227,529	231,534

Continuing operations	$(0.02)	$0.01
Discontinued operations	(0.01)	(0.03)

Basic net loss per common share	$(0.03)	$(0.02)

Continuing operations	$(0.02)	$0.01
Discontinued operations	(0.01)	(0.03)

Diluted net loss per common share	$(0.03)	$(0.02)

For the three months ended March 31, 2014 and 2013, approximately 16.0 million and 3.5 million shares, respectively, of Rentech’s common stock (“Common Stock”) issuable pursuant to stock options, stock warrants and restricted stock units were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 13 — Subsequent Events

BOM Credit Agreement

On April 8, 2014, the BOM Credit Agreement was amended to increase the amount available under the revolving credit facility from $3.0 million to $10.0 million. As of April 30, 2014, letters of credit totaling approximately $3.6 million had been issued.

Credit Agreement

On April 9, 2014, RNHI (the “Borrower”) entered into a Term Loan Credit Agreement (the “GSO Credit Agreement”) among the Borrower, certain funds managed by or affiliated with GSO Capital Partners LP (“GSO Capital”), as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and each lender from time to time party thereto. The Company expects that the new facility will be used to fund the acquisition and development of its wood fibre business, which consists of its wood chipping and wood pellet businesses, and for general corporate purposes.

The new facility consists of a $50 million term loan facility, with a five year maturity. The obligations of the Borrower under the new facility are unconditionally guaranteed by the Company and are secured by 2,762,431 common units of RNP owned by the Borrower. The term loan facility was subject to a 2.00% original issue discount. As of the date of this report, there is $50.0 million of principal outstanding under the GSO Credit Agreement.

Borrowings under the new facility bear interest at a rate equal to LIBOR (with a floor of 1.00%) plus 7.00% per annum. In the event the Company prepays the facility prior to its first anniversary from funds other than those generated through certain sales of assets and under certain conditions, it will be required to pay a prepayment fee equal to 1.00% of the amount of the prepayment.

The GSO Credit Agreement provides for a $75.0 million incremental term loan facility (the “Accordion Facility”). The Accordion Facility allows the Company, at any time before April 9, 2019, to borrow additional funds under the terms of the GSO Credit Agreement from any of the lenders, if such lenders agree to lend such amount.

2014 Preferred Stock

On April 9, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with funds managed by or affiliated with GSO Capital (the “Purchasers”), pursuant to which the Company sold 100,000 shares of its Series E Preferred Stock (the “2014 Preferred Stock”) to the Purchasers. The shares have an aggregate original issue price of $100 million and were purchased for an aggregate purchase price of $98 million (reflecting an issuance discount of 2%). Dividends on the 2014 Preferred Stock accrue and are cumulative, whether or not declared by the Board of Directors of the Company, at the rate of 4.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon. The 2014 Preferred Stock is convertible into up to 45,045,045 shares of Common Stock at a conversion price of $2.22 per share, subject to adjustment. In certain circumstances, 2014 Preferred Stock is redeemable for a price equal to the original issue price plus all accrued and unpaid dividends (including dividends accruing from the last dividend payment date).

On April 9, 2014, a newly formed wholly owned subsidiary of the Company, DSHC, LLC (“DSHC”), and each of the Purchasers entered into a Put Option Agreement (the “Put Option Agreements”). Under the Put Option Agreements, each Purchaser has the right to cause DSHC to purchase any of the 2014 Preferred Stock for their original issue price plus all accrued and unpaid dividends (including dividends accruing from the last dividend payment date) upon certain put trigger events, including the failure of the Company to redeem the 2014 Preferred Stock when required. All obligations of DSHC under the Put Option Agreements are secured by 5,524,862 common units of RNP owned by DSHC. DSHC is a special purpose entity referred to as a bankruptcy-remote entity whose operations are limited. DSHC is a separate and distinct legal entity from Rentech and its assets are not available to Rentech’s creditors.

New England Wood Pellet Acquisition

On May 1, 2014, the Company acquired all of the equity interests of New England Wood Pellet, LLC (“NEWP”). Upon the closing of the transaction (the “NEWP Acquisition”), NEWP became a wholly-owned subsidiary of the Company. The initial purchase price consisted of approximately $34.5 million of cash, funded from a portion of the proceeds of the 2014 Preferred Stock. The Company has assumed NEWP’s cash of approximately $2.4 million and its outstanding debt of $13.0 million. The purchase agreement provides for up to $5.0 million of potential earn-out consideration, to be paid in cash. The earn-out consideration would be earned ratably if NEWP’s 2014 EBITDA, as defined in the purchase agreement, is between $7.3 million and $8.0 million. The earn-out consideration would not increase if NEWP’s 2014 EBITDA were to exceed $8.0 million.

Distributions

On May 6, 2014, the board of directors of RNP’s general partner declared a cash distribution to RNP’s common unitholders for the period January 1, 2014 through and including March 31, 2014 of $0.08 per unit, which will result in total distributions in the amount of approximately $3.1 million, including payments to phantom unitholders. RNHI will receive a distribution of approximately $1.9 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on May 30, 2014 to unitholders of record at the close of business on May 23, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in Part I — Item 1A. “Risk Factors” in the Annual Report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to realize the benefits of the Fulghum Acquisition, the NEWP Acquisition and the Atikokan and Wawa Projects and to successfully execute our new wood pellets business strategy;

•	the volatile nature of our nitrogen fertilizer business and its ability to remain profitable;

•	our ability to recover the costs of our raw materials through sales of products that follow the purchase of such raw materials, considering the volatility in the prices of our products and raw materials;

•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen fertilizer products;

•	any interruption in the supply, or rise in the price levels, of natural gas, ammonia, sulfur, and other essential raw materials;

•	our dependence on our customers and distributors to transport goods purchased from us;

•	our ability to identify and consummate acquisitions in related businesses, and the risk that any such acquisitions do not perform as anticipated;

•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;

•	intense competition from other nitrogen fertilizer or wood pellet producers and wood processors;

•	risks associated with projects located in rural areas outside of the United States;

•	our ability to complete the sale of the intellectual property rights we hold with respect to our technologies on satisfactory terms, or at all;

•	risks arising from changes in existing laws or regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases, carbon dioxide or energy production;

•	any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales volume or sales price of products sold through IOC;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;

•	risks associated with the expansion and other projects at our facilities, including any disruption to operations at our facilities during construction and our ability to sell the incremental products resulting from such projects; and

•	risks associated with doing business outside of the United States, including foreign currency exposure and economic conditions in other countries impacting our demand for our products and our customers’ ability to pay us.

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

OVERVIEW OF OUR BUSINESS

We are a leading wood fibre processing business for the production of high-quality wood chips. We also plan to develop into a leading provider of wood pellets. These new businesses consist of the provision of wood chipping services and the manufacture and sale of wood chips through our wholly-owned subsidiary, Fulghum, and the development and operation of wood pellet production facilities, starting with the NEWP Acquisition and the Atikokan and Wawa Projects. Fulghum, which operates 32 wood chipping mills, provides wood fibre processing services and wood yard operations, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America. NEWP is one of the largest producers of wood pellets for the United States heating market. NEWP operates three wood pellet facilities with a combined annual production capacity of 240,000 tons. The facilities are located in Jaffrey, New Hampshire, Deposit, New York and Schuyler, New York.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to revenue recognition, inventories, the valuation of long-lived assets and intangible assets, recoverability of goodwill, accounting for major maintenance and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in the Annual Report.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for the periods presented may not be comparable with our results of operations for the subsequent periods for the reasons discussed below.

Fulghum Operations

The operations of Fulghum are included in our historical results of operations only from the closing date of the Fulghum Acquisition, which was May 1, 2013. Fulghum provides wood fibre processing services and wood yard operations, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America. For periods after the closing of the acquisition (i) general and administrative expenses as well as sales-related expenses have increased due to the addition of Fulghum’s operations; (ii) depreciation and amortization expenses have increased due to the increase in tangible and intangible assets, which were recorded at fair value on the date of the Fulghum Acquisition; and (iii) interest expense has increased due to the debt assumed with the acquisition of Fulghum that continues to be outstanding after the closing of the transaction. Due to these factors, our results of operations for the periods prior to and after the closing date of the Fulghum Acquisition may not be comparable.

Expansion Projects and Other Significant Capital Projects

We have commenced and are evaluating additional potential projects to expand the production capabilities and product offerings at our facilities. We expect to incur significant costs and expenses for the construction and development of such projects. We also expect our depreciation expense to increase as we place additional assets into service. Consequently, our results of operations for periods prior to, during and after the construction of any expansion project or other significant capital project may not be comparable.

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

Seasonality

Our East Dubuque Facility

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the seasonality of our sales. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility for the three months ended March 31, 2014 and for each comparable quarter in the years ended December 31, 2013, 2012 and 2011.

	2014	2013	2012	2011
Quarter ended March 31	92	110	92	89
Quarter ended June 30	n/a	144	160	213
Quarter ended September 30	n/a	176	180	125
Quarter ended December 31	n/a	70	133	145

Total Tons Shipped	92	500	565	572

We typically ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year, and the next highest volume of tons after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In more mild winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year, as certain conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

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

Our Pasadena Facility

We have observed significant seasonality and effects of weather on the timing of deliveries for our Pasadena Facility’s domestic products. International sales to Brazil and New Zealand may partially offset this domestic seasonal pattern. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest in the spring, decrease in the summer, and increase again in the fall. We adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility, and an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to cease production of the product until such capacity became available. Our Pasadena Facility’s fertilizer products are sold on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility for the three months ended March 31, 2014 and for each quarter in the year ended December 31, 2013.

	2014	2013
Quarter ended March 31	155	110
Quarter ended June 30	n/a	178
Quarter ended September 30	n/a	202
Quarter ended December 31	n/a	140

Total Tons Shipped	155	630

Our Wood Fibre Processing Business

Our Wood Chipping Business – Fulghum Fibres

Our wood chipping mills typically operate continuously throughout the year; however, there may be quarter-to-quarter fluctuations in processing revenue at individual mills due to variations in customer-controlled deliveries of logs and/or weather-related events. The variation in revenue is typically mitigated by minimum volume requirements and shortfall fees in our United States mills. Under our processing agreements, the customer generally has the opportunity to compensate for any shortfall with additional volumes in subsequent months before it is required to pay a shortfall fee. In periods when heavy rain is expected to prevent deliveries or make deliveries of logs to the mills difficult, we frequently coordinate delivery schedules with our customers to enable more continuous processing during the rainy season. Based on the expected supply requirements of our customers, the terms of our processing agreements and our focus on maintaining proper log inventories, we do not expect to experience material seasonality in Fulghum’s United States or Uruguayan operations. Two of our mills in Chile typically cease wood chip processing operations for one to two months during the winter season due to the customer’s inability to harvest and deliver logs to our facilities.

Our Wood Pellet Business

We have entered into long-term off-take contracts with Drax and OPG, which are utility companies that operate throughout the year. Once we complete the Atikokan and Wawa Projects, we intend to produce wood pellets from these facilities throughout the year to meet these demands. Ground conditions during the wet season referred to as “Spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood. To mitigate this potential interruption of supply in wood, we expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months. The inventory build-up may increase our working capital requirements. The Port of Quebec typically remains ice-free during the winter months, which we expect will reduce the risk of interruptions in shipments to Drax.

Business Segments

We operate in four business segments, which are East Dubuque, Pasadena, Fulghum Fibres and Wood pellets. See Note 11 — Segment Information in Part I — Item 1. “Financial Statements” in this report for more information on the description of the segments.

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues
East Dubuque	$28,491	$34,549
Pasadena	27,789	25,015
Fulghum Fibres	28,551	—

Total revenues	$84,831	$59,564

Gross profit
East Dubuque	$12,398	$18,746
Pasadena	1,366	3,973
Fulghum Fibres	4,131	—

Total segment gross profit	$17,895	$22,719

Selling, general and administrative expense
East Dubuque	$1,133	$1,345
Pasadena	1,829	1,242
Fulghum Fibres	1,401	—
Wood pellets	2,068	1,071

Total segment selling, general and administrative expense	$6,431	$3,658

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Depreciation and amortization
East Dubuque	$37	$73
Pasadena	296	875
Fulghum Fibres(1)	(809)	—
Wood pellets	19	—

Total segment depreciation and amortization recorded in operating expenses	$(457)	$948

East Dubuque	2,205	2,233
Pasadena	766	427
Fulghum Fibres	1,794	—

Total depreciation and amortization expense recorded in cost of sales	4,765	2,660

Total depreciation and amortization	$4,308	$3,608

Net income (loss)
East Dubuque	$11,209	$17,270
Pasadena	(786)	1,816
Fulghum Fibres	1,654	—
Wood pellets	(1,644)	(1,071)

Total segment net income	$10,433	$18,015

Reconciliation of segment net income to consolidated net income (loss):
Segment net income	$10,433	$18,015
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,316)	(2,154)
RNP – partnership and unallocated expenses recorded as other expense	—	(212)
RNP – unallocated interest expense and loss on interest rate swaps	(4,982)	(1,711)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(6,825)	(6,770)
Corporate and unallocated depreciation and amortization expense	(133)	(184)
Corporate and unallocated income recorded as other income (expense)	8	(17)
Corporate and unallocated interest expense	(304)	—
Corporate income tax benefit (expense)	(4)	712
Loss from discontinued operations, net of tax	(1,471)	(6,893)

Consolidated net income (loss)	$(5,594)	$786

(1)	Amortization of unfavorable processing agreements exceeds amortization of favorable processing agreements resulting in a credit in depreciation and amortization for Fulghum.

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013:

Continuing Operations

Revenues

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
East Dubuque	$28,491	$34,549
Pasadena	27,789	25,015

Total RNP	56,280	59,564
Fulghum Fibres	28,551	—

Total revenues	$84,831	$59,564

East Dubuque

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	7	$3,535	11	$8,046
UAN	49	13,024	61	18,394
Urea (liquid and granular)	13	5,740	11	5,898
Carbon dioxide (CO2)	20	693	23	786
Nitric acid	3	981	4	1,343
Other	N/A	4,518	N/A	82

Total — East Dubuque	92	$28,491	110	$34,549

We generate revenue in our East Dubuque segment primarily from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility that are used primarily in corn production. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, nitric acid and CO2 using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

Revenues for the three months ended March 31, 2014 were $28.5 million, compared to $34.5 million for the same period last year. The decrease was primarily the result of lower ammonia and UAN deliveries, and lower sales prices for all products. Lower revenues from fertilizer products were partially offset by an increase in sales of natural gas that were recorded in other revenue.

The decrease in ammonia and UAN sales volume was due to unusually high sales volumes for the first quarter of 2013. Two unexpected outages at the ammonia plant during the fourth quarter of 2012 reduced production of ammonia and UAN. Deliveries of both products that had been expected in late 2012 were shifted into the first quarter of 2013.

The average sales prices per ton for the three months ended March 31, 2014 were approximately 27% lower for ammonia and 12% lower for UAN, as compared with the same period last year. These two products comprised approximately 58% of the total revenues for the three months ended March 31, 2014 and 77% of total revenues for the first quarter of 2013. The decreases in our sales prices for ammonia and UAN were consistent with the decline in global nitrogen fertilizer prices between the two periods caused by significantly higher levels of low priced urea on the market, particularly from China.

Other revenues represent sales of natural gas. We occasionally sell natural gas when purchase commitments exceed production requirements and storage capacities or when the margin from selling natural gas exceeds the margin from producing additional ammonia. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain. During the three months ended March 31, 2014, temporary operational problems with a natural gas pipeline in the Midwest caused a significant spike in the local price of natural gas. This created a unique opportunity to purchase natural gas from other locations at lower prices for the purpose of reselling it at significantly higher prices. We also sold natural gas originally purchased for production at a gross profit that exceeded the expected gross profits from additional production using that natural gas. We sold, at an average price of $29.90 per MMBtu, approximately 151,000 MMBtus of natural gas that cost an average of $9.42 per MMBtu. Approximately half of the natural gas sold had been intended for production. The total $4.5 million in natural gas sales resulted in a gross profit of approximately $3.1 million, a profit significantly higher than the profit we would likely have realized on the 2,900 tons of lost ammonia production.

Pasadena

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonium sulfate	112	$21,394	54	$17,217
Sulfuric acid	21	1,771	41	4,065
Ammonium thiosulfate	22	4,100	15	2,893
Other	N/A	524	N/A	840

Total — Pasadena	155	$27,789	110	$25,015

We generate revenue in our Pasadena segment primarily from sales of nitrogen fertilizer products manufactured at our Pasadena Facility that are used in the production of corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. The facility produces ammonium sulfate, sulfuric acid and ammonium thiosulfate.

Revenues for the three months ended March 31, 2014 were $27.8 million, compared to $25.0 million for the same period last year. The increase was primarily the result of higher ammonium sulfate sales volumes that were almost completely offset by a decrease in ammonium sulfate sales prices.

Both domestic and international sales increased as a result of higher ammonium sulfate production following the completion of the ammonium sulfate debottlenecking project in December 2013. Production of ammonium sulfate increased by approximately 14% during the first quarter as compared to the same period last year. Ammonium sulfate is produced by combining ammonia and sulfuric acid. Following the expansion of ammonium sulfate production capacity, there was less sulfuric acid product available for sale, which was the reason for the decline in sulfuric acid sales volume during the three months ended March 31, 2014 as compared to the same period last year.

Average sales prices per ton dropped by 40% for ammonium sulfate and by 14% for sulfuric acid for the three months ended March 31, 2014 as compared with the same period last year. These two products comprised approximately 83% of the revenues from our Pasadena Facility for the first quarter and 85% for the same period last year. The decrease in our average ammonium sulfate price was primarily a result of the global decline in nitrogen pricing. Ammonium sulfate prices in particular were also impacted by additional supply of ammonium sulfate produced by new caprolactam plants coming on line in China. Ammonium sulfate is a byproduct of caprolactam production. The average sales price of our ammonium sulfate also decreased this quarter as compared to the same period last year due to the higher proportion of export sales, which are typically priced lower than domestic sales.

Ammonium sulfate deliveries in the first quarter of 2014 were slightly hampered by a scarcity of rail cars throughout North America. We have leased rail cars directly to help alleviate the problem, and we are starting to see some improvement in the situation; however, total spring deliveries are expected to be lower due to the problem.

Fulghum Fibres

For the Three Months Ended March 31,
2014
(in thousands)
Revenues:
Service	$18,963
Product	9,588

Total revenues — Fulghum	$28,551

Revenues were $28.6 million for the three months ended March 31, 2014, of which $14.2 million were generated from United States and $14.4 million from South America operations. Service revenues represent revenues earned under the agreements for wood fibre processing services and wood yard operations. Product revenues represent revenues earned by our Chilean operations from the sale of wood chips and bark. During the three months ended March 31, 2014, our mills in the United States and South America processed approximately 3.0 million green metric tons, or GMT, and approximately 0.8 million GMT of logs, respectively, into wood chips and residual fuels.

Cost of Sales

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of sales:
East Dubuque	$16,093	$15,803
Pasadena	26,423	21,042

Total RNP	42,516	36,845
Fulghum Fibres	24,420	—

Total cost of sales	$66,936	$36,845

East Dubuque

Cost of sales for the three months ended March 31, 2014 were $16.1 million, compared to $15.8 million for the same period last year. Although the total cost of sales remained fairly flat between periods, the cost of natural gas purchased for resale was $1.4 million higher in 2014 than in 2013. The dollar amount of natural gas in product cost of sales remained the same for the two periods. In 2014, the cost per MMBtu of natural gas was higher, but in 2013 we sold more product. The increase in cost of sales due to natural gas sales was partially offset by lower repair costs in the three months ended March 31, 2014 as compared to last year. There were several outages involving the urea production during the first quarter of 2013. Natural gas and labor costs comprised approximately 50% and 16%, respectively, of cost of sales on product shipments for the three months ended March 31, 2014, and approximately 42% and 16%, respectively, of cost of sales on product shipments for the same period last year.

Depreciation expense included in cost of sales was approximately $2.2 million for each of the three months ended March 31, 2014 and 2013.

Pasadena

Cost of sales for the three months ended March 31, 2014 was $26.4 million, compared to $21.0 million for the same period last year. The increase in cost of sales was primarily due to a higher volume of ammonium sulfate sold, partially offset by lower input costs per ton for ammonia and sulfur. Ammonia and sulfur together comprised approximately 69% and 74% of cost of sales for the three months ended March 31, 2014 and 2013, respectively. Labor costs comprised approximately 6% and 4% of cost of sales for the three months ended March 31, 2014 and 2013, respectively. During the same period last year, we wrote-down our sulfur and sulfuric acid inventory by approximately $0.5 million due to lower market prices of sulfuric acid, in accordance with accounting guidance.

Depreciation expense included in cost of sales was approximately $0.8 million and $0.4 million for each of the three months ended March 31, 2014 and 2013.

Fulghum Fibres

Cost for our wood chipping mill operations include service costs, which primarily consists of costs for labor, repairs and maintenance, depreciation and utilities, and product costs relating to our biomass operations in South America, which consists of costs to purchase and sell forestry products and to export those products. Service costs represented approximately 62% of our cost of sales, and product costs represented approximately 38% of cost of sales, for the three months ended March 31, 2014. Labor costs comprised approximately 21% of the cost of sales for the three months ended March 31, 2014, while repairs and maintenance and utilities comprised approximately 28% of such cost of sales for the three month period. Depreciation expense included in cost of sales was approximately $1.8 million during the three month period.

There was a fire during the first quarter at our mill in Maine that disrupted operations and resulted in higher than typical processing costs during the three months ended March 31, 2014. Most of these additional operating costs were offset by advances from our insurance claims. Higher processing costs have continued into the second quarter, and these costs are not expected to be fully covered by insurance proceeds.

Gross Profit

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross profit:
East Dubuque	$12,398	$18,746
Pasadena	1,366	3,973

Total RNP	13,764	22,719
Fulghum Fibres	4,131	—

Total gross profit	$17,895	$22,719

East Dubuque

Gross profit was $12.4 million for the three months ended March 31, 2014 compared to $18.7 million for the same period last year. Gross profit margin for the three months ended March 31, 2014 was 44%, compared to 54% for the same period last year. The decrease in gross profit and gross profit margin was due to the decline in revenues associated with lower deliveries and product pricing in addition to increased natural gas costs. Gross profit margin can vary significantly from period to period due to changes in nitrogen fertilizer prices and natural gas costs, both of which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our East Dubuque Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally.

Pasadena

Gross profit was $1.4 million for the three months ended March 31, 2014 compared to $4.0 million for the same period last year. Gross profit margin for the first quarter was 5% compared to 16% for the same period last year. The decrease in gross profit and gross profit margin was primarily due to the decline in average sales prices for ammonium sulfate. Similar to our East Dubuque Facility, gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, there are certain fixed costs of operating our Pasadena Facility that are recorded in cost of sales and whose impact on gross profit and gross margins varies as product sales volumes vary seasonally. Moreover, forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, so it is not possible to lock product prices and input prices at the same time, as has been our practice for a portion of the sales of the most important products of our East Dubuque Facility. Since input prices for ammonium sulfate are typically fixed several months before the corresponding product price, margins may be compressed during a declining commodity market.

Fulghum Fibres

Gross profit and gross profit margin for the three months ended March 31, 2014 were approximately $4.1 million and 14%, respectively.

Operating Expenses

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating expenses:
East Dubuque	$1,164	$1,433
Pasadena	2,125	2,117
RNP – partnership and unallocated expenses	2,316	2,154

Total RNP	5,605	5,704
Fulghum Fibres	592	—
Wood pellets	1,745	1,071
Corporate and unallocated expenses	6,958	6,954

Total operating expenses	$14,900	$13,729

East Dubuque

Operating expenses consist primarily of selling, general and administrative expense and depreciation expense. Selling, general and administrative expenses for the three month periods ended March 31, 2014 were approximately $1.1 million, compared to approximately $1.3 million for the same period last year. Depreciation expense included in operating expense was approximately $37,000 for the three months ended March 31, 2014, compared to approximately $73,000 for the same period last year. A portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes.

Pasadena

Operating expenses were comprised primarily of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses for the three months ended March 31, 2014 were approximately $1.8 million, compared to approximately $1.2 million for the same period last year. The increase was primarily due to an increase in personnel costs of approximately $0.5 million, including severance costs of approximately $0.2 million. Depreciation and amortization expense included in operating expense was approximately $0.3 million for the three months ended March 31, 2014 compared to $0.9 million for the same period last year. These amounts represent amortization of intangible assets. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes.

RNP – Partnership and Unallocated Expenses

Partnership and unallocated expenses represent costs that relate directly to RNP and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for RNP; unit-based compensation expense for executives of RNP; services from Rentech for executive, legal, finance, accounting, human resources and investor relations support in accordance with the services agreement; audit and tax fees; legal fees; compensation for RNP partnership level personnel; certain insurance costs; and board expense. The increase of approximately $0.2 million in partnership and unallocated expenses recorded as selling, general and administrative expenses between the three months ended March 31, 2014 and the same period last year was primarily due to an increase in various accounting, tax and legal fees of approximately $0.4 million and personnel costs of approximately $0.1 million, partially offset by a decrease of approximately $0.1 million in each of unit-based compensation and merger and acquisition related expenses. For the three months ended March 31, 2014 and 2013, non-cash unit–based compensation expense was approximately $0.5 million and $0.6 million, respectively.

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses for the three months ended March 31, 2014 were approximately $1.4 million. These expenses were for general administrative purposes, such as general management salaries and travel, legal, consulting, and information technology. Depreciation and amortization expense included in operating expense for the three months ended March 31, 2014 was a credit of approximately $0.8 million. At the time of the Fulghum Acquisition, we recorded customer processing agreements at their fair market values as part of purchase accounting for the acquisition. Some of those agreements had negative values. Amortization of these unfavorable processing agreements in the period ended March 31, 2014 exceeded amortization of favorable processing agreements resulting in a credit in depreciation and amortization expense. The majority of depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Wood Pellets

Operating expenses consist primarily of selling, general and administrative expense, which include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Projects, and other business development costs. As we prepare for startup and operation of the wood pellet plants at the Atikokan and Wawa Projects, our operating expenses in wood pellets also include certain expenses that will be capitalized to product inventory and eventually run through cost of sales, once we begin producing and selling wood pellets. Operating expenses were $1.7 million for the three months ended March 31, 2014 compared to $1.1 million for the same period last year. The increase was due to $0.7 million of costs in 2014 related to the Atikokan and Wawa Projects that were not capitalized and $0.2 million in management and development costs not directly related to the projects. These expenses were offset by approximately $0.3 million gain on disposal of assets.

Corporate and Unallocated Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses include cash and non-cash personnel costs, acquisition related expenses, insurance costs, facilities expenses, information technology costs and professional services fees for legal, audit, tax and investor relations activities. Selling, general and administrative expenses were approximately $6.8 million for each of the three month periods ended March 31, 2014 and 2013. Non-cash equity-based compensation expense was approximately $1.4 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. Selling, general and administrative expenses for the three months ended March 31, 2014 included approximately $0.8 million of transaction costs related to the NEWP Acquisition, evaluation of shareholder proposals and settlement agreements with shareholders.

Operating Income (Loss)

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating income (loss):
East Dubuque	$11,234	$17,313
Pasadena	(759)	1,856
RNP- partnership and unallocated expenses	(2,316)	(2,154)

Total RNP	8,159	17,015
Fulghum Fibres	3,539	—
Wood pellets	(1,745)	(1,071)
Corporate and unallocated expenses	(6,958)	(6,954)

Total operating income	$2,995	$8,990

East Dubuque

Operating income was approximately $11.2 million for the three months ended March 31, 2014 compared to approximately $17.3 million for the same period last year. The decrease was primarily due to lower revenues and higher cost of sales partially offset by lower selling, general and administrative expenses and depreciation and amortization expense as described above.

Pasadena

Operating loss was approximately $0.8 million for the three months ended March 31, 2014 compared to operating income of approximately $1.9 million for the same period last year. The decrease was primarily due to higher cost of sales and selling, general and administrative expenses partially offset by lower depreciation and amortization expense as described above.

RNP – Partnership and Unallocated Expenses

Operating loss was approximately $2.3 million and $2.2 million for the three months ended March 31, 2014 and the same period last year, respectively. The increase was primarily due to increases in various accounting, tax and legal fees of approximately $0.4 million and personnel costs of approximately $0.1 million, partially offset by a decrease of approximately $0.1 million in each of unit-based compensation and acquisition related expenses.

Fulghum Fibres

Operating income was approximately $3.5 million for the three months ended March 31, 2014, which reflects gross profit and operating expenses as described above.

Wood Pellets

Operating loss was approximately $1.7 million for the three months ended March 31, 2014 compared to approximately $1.1 million for the same period last year. This increase was due to higher operating expenses as described above.

Corporate and Unallocated Expenses

Operating loss was approximately $7.0 million for each of the three months ended March 31, 2014 and 2013.

Discontinued Operations

Loss from discontinued operations, our former energy technologies segment, for the three months ended March 31, 2014 was $1.5 million compared to $6.9 million for the same period last year. The decrease of $5.4 million between the periods was due to the elimination of expenses associated with research and development and business development activities, and to costs of terminating our alternative energy operations in 2013. The loss during the three months ended March 31, 2014 included $0.4 million of transaction costs related to the sale of our alternative energy technologies and decommissioned PDU.

ADJUSTED EBITDA

RNP’s Adjusted EBITDA is defined as RNP’s net income plus interest expense and other financing costs, income tax expense, depreciation and amortization and fair value adjustment to earn-out consideration, net of gain on interest rate swaps. Fulghum’s Adjusted EBITDA is defined as net income plus interest expense and other financing costs and depreciation and amortization. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles RNP’s Adjusted EBITDA, which is a non-GAAP financial measure, to net income for RNP for the periods presented.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income (loss)	$(5,594)	$786
Add back: non-RNP loss	8,719	14,223

RNP net income	3,125	15,009
Add RNP Items:
Net interest expense	5,004	1,803
Gain on interest rate swaps	—	(89)
Income tax expense	30	80
Depreciation and amortization	3,304	3,608
Fair value adjustment to earn-out consideration	—	212

Adjusted EBITDA	$11,463	$20,623

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for Fulghum.

For the Three Months Ended March 31,
2014
(in thousands)
Fulghum net income per segment disclosure	$1,654
Add Fulghum Items:
Net interest expense	536
Depreciation and amortization	985
Income tax expense	1,012
Other	336

Fulghum’s Adjusted EBITDA	$4,523

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$16,580	$3,683
Investing activities	(39,089)	(12,031)
Financing activities	(2,880)	1,924
Effect of exchange rate on cash	(218)	—

Net decrease in cash	$(25,607)	$(6,424)

Operating Activities

Revenues were approximately $84.8 million for the three months ended March 31, 2014 compared to approximately $59.6 million for the same period last year. The increase in revenue for the three months ended March 31, 2014 was primarily due to the Fulghum Acquisition. Deferred revenue increased $28.9 million during the three months ended March 31, 2014, versus an increase of $30.0 million during the same period last year. The increase during both periods was due to seasonality of our East Dubuque Facility’s business, as cash is typically received from customers during the three months ended March 31 of each year for spring product prepayment contracts covering product expected to be delivered in the spring. Deferred revenue was also impacted for the three months ended March 31, 2013 because the Pasadena Facility had an increase in ammonium sulfate held in IOC terminals that had not sold through to end customers.

Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $16.6 million. We had net loss of $5.6 million for the three months ended March 31, 2014. Accounts receivable increased by approximately $8.9 million due primarily to increased sales volumes at our Fertilizer Facilities between the fourth quarter of 2013 and the first quarter of 2014. Inventories increased by approximately $16.8 million during this quarter, which was primarily due to the normal seasonality of RNP’s business. During the winter months, we typically build inventory balances at our Fertilizer Facilities for the high volume spring planting season. Accounts payable increased by approximately $9.9 million due primarily to increased costs for natural gas and electricity at our East Dubuque Facility and ammonia at our Pasadena Facility. The increase at both of our facilities was due to increased production as a result of recently completed expansion projects. Accrued interest increased by approximately $5.0 million due primarily to the RNP Notes.

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $3.7 million. We had net income of $0.8 million for the three months ended March 31, 2013. Inventories increased by approximately $23.7 million during this quarter, which was due to the normal seasonality of RNP’s business, as discussed above.

Investing Activities

Net cash used in investing activities was approximately $39.1 million and $12.0 million, respectively, for the three months ended March 31, 2014 and the same period last year. Net cash used in investing activities for the three months ended March 31, 2014 was primarily related to the capital expenditures for the construction of the Atikokan and Wawa Projects, and the power generation project and the sulfuric acid converter replacement project at our Pasadena Facility. Net cash used in investing activities for the three months ended March 31, 2013 was primarily related to the ammonia production and storage capacity expansion project at our East Dubuque Facility.

Financing Activities

Net cash used in financing activities was approximately $2.9 million for the three months ended March 31, 2014, and net cash provided by financing activities was approximately $1.9 million for the same period last year. During the three months ended March 31, 2014, we made debt payments of approximately $2.5 million, and RNP made cash distributions to holders of noncontrolling interests of approximately $0.8 million. During the three months ended March 31, 2013, we made borrowings of approximately $15.6 million, and RNP made cash distributions to holders of noncontrolling interests of approximately $11.8 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, our current assets totaled approximately $176.2 million, including cash of approximately $80.8 million, of which approximately $37.3 million was held at RNP, and accounts receivable of approximately $23.1 million. At March 31, 2014, our current liabilities were approximately $137.0 million, and we had long-term liabilities of approximately $431.3 million, comprised primarily of the RNP Notes, Fulghum debt and the RNHI Revolving Loan.

RNP Activities

Sources of Capital

We intend to fund all of the remaining costs of our urea expansion project at our East Dubuque Facility and the replacement of our sulfuric acid converter and our power generation project, both at our Pasadena Facility, with cash on hand at RNP, which includes proceeds from prior financings. The board of directors of RNP’s general partner recently approved a $7.0 million expansion project to upgrade a nitric acid compressor train at our East Dubuque Facility, which we expect to increase production of nitric acid and UAN. We expect to fund this project and any additional expansion projects with new RNP equity or debt capital. We expect to be able to fund RNP’s operating needs, including maintenance capital expenditures, from RNP’s operating cash flow and cash on hand at RNP, for at least the next 12 months.

Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all.

Capital Expenditures

We divide our capital expenditures into two categories: maintenance and expansion. Maintenance capital expenditures include those for improving, replacing or adding to our assets, as well as expenditures for the acquisition, construction or development of new assets to maintain our operating capacity, or to comply with environmental, health, safety or other regulations. Maintenance capital expenditures that are required to comply with regulations may also improve the output, efficiency or reliability of our facility. Expansion capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity or operating income over the long term.

Maintenance capital expenditures for our East Dubuque Facility totaled approximately $1.9 million and $1.5 million in the three months ended March 31, 2014 and 2013, respectively. Maintenance capital expenditures for our East Dubuque Facility are expected to be approximately $8.6 million for the year ending December 31, 2014. Expansion capital expenditures for our East Dubuque Facility totaled approximately $1.8 million and $8.9 million in the three months ended March 31, 2014 and 2013, respectively. Expansion capital expenditures for our East Dubuque Facility are expected to be approximately $12.9 million for the year ending December 31, 2014 which are primarily related to our nitric acid expansion, our urea expansion and the purchase of spare parts related to our ammonia production and storage capacity expansion.

Maintenance capital expenditures for our Pasadena Facility totaled approximately $3.7 million and $0.8 million in the three months ended March 31, 2014 and 2013, respectively. Maintenance capital expenditures for our Pasadena Facility are expected to be approximately $21.8 million for the year ending December 31, 2014. The maintenance capital expenditures expected in 2014 include approximately $14.6 million to complete replacement of the sulfuric acid converter at the sulfuric acid plant at our Pasadena Facility, which is being funded with proceeds from prior financings. Expansion capital expenditures for our Pasadena Facility totaled approximately $2.4 million and $0.5 million in the three months ended March 31, 2014 and 2013, respectively. Expansion capital expenditures for our Pasadena Facility are expected to be approximately $13.5 million for the year ending December 31, 2014 for expenditures primarily related to the power generation project.

Our forecasted capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

Debt

For a description of the terms of the RNP Notes, see Note 11 — Debt to the consolidated financial statements included in Part II — Item 8. “Financial Statements and Supplementary Data” in the Annual Report. For a description of the terms of the RNP Credit Agreement, see Note 8 — Debt to the consolidated financial statements included in Part I — Item 1. “Financial Statements” in this report.

Wood Fibre Processing and Corporate Activities

Sources of Capital

During the three months ended March 31, 2014, we funded operations and investments in our non-RNP activities primarily through cash on hand. We expect quarterly distributions from RNP to be a major source of capital for our non-RNP activities. Cash distributions from RNP may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. Cash distributions in 2014 may be significantly less than cash available for distribution if RNP elects to replenish working capital reserves that were diminished by its negative cash available for distribution in the fourth quarter of 2013. We expect RNP to replenish working capital by distributing less cash than it generates, or by raising equity capital. We will receive 59.8% of RNP’s quarterly distributions to common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP. The Indenture governing the RNP Notes and the RNP Credit Agreement contain important restrictions on RNP’s ability to make distributions to its common unitholders (including us), as discussed in Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Annual Report.

During the next 12 months, we expect the liquidity needs of our wood fibre processing, corporate activities and our Atikokan and Wawa Projects to be met from (i) cash on hand, which includes proceeds from the GSO Credit Agreement and the issuance of the 2014 Preferred Stock, (ii) distributions from RNP, (iii) cash generated by Fulghum and NEWP, and (iv) in the case of capital expenditures in Chile, local Chilean bank debt financing. We may need to borrow additional amounts under the Accordion Facility, obtain funding through the Rentech/Graanul JV, and/or seek additional funds in the capital markets under certain circumstances. These circumstances may include (i) the sources of funds summarized in this paragraph are less than expected, (ii) our expenses, including capital expenditures, are higher than expected, or (iii) we approve projects or acquire assets in addition to those that could be funded from the sources identified above. We cannot assure you that capital markets, local Chilean bank debt or other sources of external financing will be available on satisfactory terms or at all.

Capital Expenditures

We estimate the total cost to acquire and convert the Atikokan and Wawa Projects to be approximately $90.0 million with approximately $66.0 million to be spent in 2014. During 2014, we expect to fund the costs of these projects with cash on hand. For the three months ended March 31, 2014, capital expenditures related to the Atikokan and Wawa Projects totaled approximately $14.5 million.

We intend to install a second debarking line at one of our mills in Chile, subject to obtaining debt financing for the project with Chilean banks. We expect the project to increase debarking capacity at the mill from 120,000 to 240,000 BDMTs per year. Construction of this project is expected to be completed during the third calendar quarter of 2014, at an expected cost of approximately $2.5 million.

Debt

For a description of the terms of the Fulghum debt and the QS Construction Facility, see Note 11 — Debt to the consolidated financial statements included in Part II — Item 8. “Financial Statements and Supplementary Data” in the Annual Report. For a description of the terms of the BOM Credit Agreement, see Note 8 — Debt to the consolidated financial statements included in Part I — Item 1. “Financial Statements” in this report. On April 9, 2014, we entered into the GSO Credit Agreement. For a description of the terms of the GSO Credit Agreement, see Note 13 — Subsequent Events to the consolidated financial statements included in Part I — Item 1. “Financial Statements” in this report. On May 1, 2014, we assumed approximately $13.0 million of NEWP debt through the NEWP Acquisition. For a description of the terms of the NEWP debt, see “Contractual Obligations” below.

2014 Preferred Stock

On April 9, 2014, we issued the 2014 Preferred Stock. For a description of the terms of the 2014 Preferred Stock, see Note 13 — Subsequent Events to the consolidated financial statements included in Part I — Item 1. “Financial Statements” in this report.

NEWP Acquisition

On May 1, 2014, we completed the NEWP Acquisition. For additional information on the NEWP Acquisition, see Note 13 — Subsequent Events to the consolidated financial statements included in Part I — Item 1. “Financial Statements” in this report.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Annual Report. During the normal course of business between January 1, 2014 and the date of this report, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During such period, the following material changes occurred to our contractual obligations. The following updates, supersedes and replaces the discussion of contractual obligations in the Annual Report to the extent that the following is inconsistent with such discuss.

•	As of March 31, 2014, purchase obligations totaled approximately $54.9 million which represent certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.

•	On April 9, 2014, we entered into the GSO Credit Agreement. As of the date of this report, there is $50.0 million of principal outstanding under the GSO Credit Agreement.

•	On April 9, 2014, we issued the 2014 Preferred Stock for an aggregate of $98.0 million (reflecting an issuance discount of 2%). Dividends on the 2014 Preferred Stock accrue and are cumulative at the rate of 4.5% per annum on the sum of the original issue price plus all unpaid and accumulated dividends thereon.

•	On April 9, 2014, we used a portion of the proceeds from the sale of the 2014 Preferred Stock to pay off the indebtedness under and terminate the RNHI Credit Agreement.

•	As of May 1, 2014, NEWP had outstanding debt of approximately $13.0 million with a weighted average interest rate of approximately 5.3%. The debt consists primarily of term loans with each term loan secured by specific property and equipment. Included in the total outstanding debt are interest rate swaps with a total outstanding liability of approximately $0.9 million. The swaps were used to fix the interest rates of each term loan.

•	The purchase agreement for the NEWP Acquisition provides for up to $5.0 million of potential earn-out consideration, to be paid in cash. The earn-out consideration would be earned ratably if NEWP’s 2014 EBITDA, as defined in the purchase agreement, is between $7.3 million and $8.0 million. The earn-out consideration would not increase if NEWP’s 2014 EBITDA were to exceed $8.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2 — Recent Accounting Pronouncements to the consolidated financial statements, included in Part I—Item 1. “Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk, see Part II — Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. As of March 31, 2014, there have been no material changes in the type or nature of market risk in our Annual Report, except as described below.

Interest Rate Risk. We are exposed to interest rate risks related to the GSO Credit Agreement. Borrowings under the GSO Credit Agreement bear interest at a rate equal to LIBOR (with a floor of 1.00%) plus 7.00% per annum. Currently, LIBOR is below the floor of 1.00%. As of the date of this report, we had outstanding borrowings under the GSO Credit Agreement of $50.0 million. Assuming the entire $50.0 million was outstanding under the GSO Credit Agreement and assuming interest rates were above the applicable floor, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of approximately $0.5 million.

Commodity Price Risk. We provide wood fibre processing services and wood yard operations in the United States, Chile and Uruguay. We typically purchase logs through our trading company, Forestal Los Andes S.A., or FLA, only to fulfill obligations under contracts with established prices for the delivery of wood chips, thereby minimizing our exposure to market fluctuations in prices for wood chips and logs. A hypothetical increase of $0.10 per GMT in the price of logs would increase the cost to produce one ton of wood chips by $0.12. However, FLA historically has not experienced an impact of this nature due to the offtake and feedstock contract negotiation process of the Chilean export market. Each year, the Japanese market sets a fixed price for each species of wood chips imported from Chile regardless of producer. As such, Chilean timber suppliers have little power in altering the price of wood and thus, adjust their price within a narrow price band in conjunction with the Japanese wood chip price. Therefore, we do not expect that changes in log prices to materially impact Fulghum’s results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014. There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 1, 2013, the Fulghum Acquisition closed, and on May 1, 2014, the NEWP Acquisition closed. We are currently in the process of integrating Fulghum’s and NEWP’s operations, processes, and internal controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements, “Commitments and Contingencies,” included in Part I — Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Index

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: May 12, 2014	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: May 12, 2014	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer