Form 10-Q
period 2014-06-30
RENTECH, INC.
filed 2014-08-18
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2014 was 228,102,141.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$73,621	$106,369
Accounts receivable	22,794	14,227
Inventories	42,254	35,376
Prepaid expenses and other current assets	12,513	8,309
Deferred income taxes	1,143	1,140
Other receivables	11,876	7,432
Assets of discontinued operations	416	19

Total current assets	164,617	172,872

Property, plant and equipment, net	360,882	334,654

Construction in progress	148,300	60,136

Other assets
Goodwill	38,583	57,134
Intangible assets	64,693	59,730
Debt issuance costs	9,329	9,321
Deposits and other assets	5,530	5,092
Assets of discontinued operations	4,630	4,651

Total other assets	122,765	135,928

Total assets	$796,564	$703,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,356	$19,875
Accrued payroll and benefits	8,211	9,155
Accrued liabilities	30,921	33,953
Deferred revenue	20,888	21,643
Current portion of long term debt	13,525	9,916
Accrued interest	4,978	5,490
Other	1,449	1,015
Liabilities of discontinued operations	2,105	2,003

Total current liabilities	107,433	103,050

Long-term liabilities
Debt	430,214	412,063
Earn-out consideration	5,711	1,544
Asset retirement obligation	3,026	2,995
Deferred income taxes	9,568	9,271
Other	4,216	6,711

Total long-term liabilities	452,735	432,584

Total liabilities	560,168	535,634

Commitments and contingencies (Note 13)
Mezzanine equity
Series E convertible preferred stock: $10 par value; 100,000 shares authorized, issued and outstanding; 4.5% dividend rate	94,688	—

Stockholders’ equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 228,031 and 227,512 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,280	2,275
Additional paid-in capital	543,379	541,254
Accumulated deficit	(411,772)	(385,339)
Accumulated other comprehensive income (loss)	1,879	(117)

Total Rentech stockholders’ equity	135,766	158,073
Noncontrolling interests	5,942	9,883

Total equity	141,708	167,956

Total liabilities and stockholders’ equity	$796,564	$703,590

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues
Product sales	$123,007	$107,545	$188,352	$166,269
Service revenues	16,425	11,732	35,387	11,732
Other revenues	458	784	982	1,624

Total revenues	139,890	120,061	224,721	179,625

Cost of sales
Product	94,455	68,254	146,139	105,099
Service	13,996	9,534	29,248	9,534

Total cost of sales	108,451	77,788	175,387	114,633

Gross profit	31,439	42,273	49,334	64,992

Operating expenses
Selling, general and administrative expenses	17,642	12,824	33,214	25,406
Depreciation and amortization	1,394	1,765	1,070	2,897
Pasadena goodwill impairment	27,202	—	27,202	—
Other (income) expense	244	(4)	(104)	11

Total operating expenses	46,482	14,585	61,382	28,314

Operating income (loss)	(15,043)	27,688	(12,048)	36,678

Other income (expense), net
Interest expense	(5,491)	(4,462)	(11,336)	(6,265)
Loss on debt extinguishment	(850)	(6,001)	(850)	(6,001)
Gain (loss) on fair value adjustment to earn-out consideration	(327)	4,823	(327)	4,611
Other income (expense), net	68	(286)	44	(214)

Total other expenses, net	(6,600)	(5,926)	(12,469)	(7,869)

Income (loss) from continuing operations before income taxes and equity in loss of investee	(21,643)	21,762	(24,517)	28,809
Income tax (benefit) expense	(215)	(24,040)	835	(24,672)

Income (loss) from continuing operations before equity in loss of investee	(21,428)	45,802	(25,352)	53,481
Equity in loss of investee	38	—	237	—

Income (loss) from continuing operations	(21,466)	45,802	(25,589)	53,481
Loss from discontinued operations, net of tax	(1,567)	(1,496)	(3,038)	(8,389)

Net income (loss)	(23,033)	44,306	(28,627)	45,092
Net (income) loss attributable to noncontrolling interests	3,588	(11,474)	2,194	(17,500)

Net income (loss) attributable to Rentech common shareholders	$(19,445)	$32,832	$(26,433)	$27,592

Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(0.08)	$0.15	$(0.11)	$0.15

Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Net income (loss)	$(0.09)	$0.14	$(0.12)	$0.12

Diluted:
Continuing operations	$(0.08)	$0.14	$(0.11)	$0.15

Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Net income (loss)	$(0.09)	$0.14	$(0.12)	$0.12

Weighted-average shares used to compute net income (loss) per common share:
Basic	227,792	225,981	227,661	225,604

Diluted	227,792	231,533	227,661	231,768

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$(23,033)	$44,306	$(28,627)	$45,092

Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	(13)	2	(25)	8
Foreign currency translation	3,098	(21)	2,011	(30)

Other comprehensive income (loss)	3,085	(19)	1,986	(22)

Comprehensive income (loss)	(19,948)	44,287	(26,641)	45,070
Less: net (income) loss attributable to noncontrolling interests	3,588	(11,474)	2,194	(17,500)
Less: other comprehensive (income) loss attributable to noncontrolling interests	5	(1)	10	(3)

Comprehensive income (loss) attributable to Rentech	$(16,355)	$32,812	$(24,437)	$27,567

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Rentech Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
	(Unaudited)
Balance, December 31, 2012	224,121	$2,241	$539,448	$(383,807)	$105	$157,987	$43,081	$201,068
Noncontrolling interests	—	—	—	—	—	—	4,000	4,000
Common stock issued for services	178	2	(2)	—	—	—	—	—
Common stock issued for stock options exercised	258	2	119	—	—	121	—	121
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,682)	(19,682)
Equity-based compensation expense	—	—	3,597	—	—	3,597	462	4,059
Restricted stock units	1,679	17	(3,364)	—	—	(3,347)	—	(3,347)
Net income	—	—	—	27,592	—	27,592	17,500	45,092
Other comprehensive income (loss)	—	—	—	—	(25)	(25)	3	(22)

Balance, June 30, 2013	226,236	$2,262	$539,798	$(356,215)	$80	$185,925	$45,364	$231,289

Balance, December 31, 2013	227,512	$2,275	$541,254	$(385,339)	$(117)	$158,073	$9,883	$167,956
Common stock issued for stock options exercised	156	1	84	—	—	85	—	85
Dividends – preferred stock	—	—	(1,200)	—	—	(1,200)	—	(1,200)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,058)	(2,058)
Equity-based compensation expense	—	—	3,386	—	—	3,386	351	3,737
Restricted stock units	363	4	(129)	—	—	(125)	—	(125)
Net income (loss)	—	—	—	(26,433)	—	(26,433)	(2,194)	(28,627)
Other comprehensive income (loss)	—	—	—	—	1,996	1,996	(10)	1,986
Other	—	—	(16)	—	—	(16)	(30)	(46)

Balance, June 30, 2014	228,031	$2,280	$543,379	$(411,772)	$1,879	$135,766	$5,942	$141,708

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(28,627)	$45,092
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,149	10,697
Utilization of spare parts	3,832	1,570
Write-down of inventory	2,761	2,308
Non-cash interest expense	374	360
Pasadena goodwill impairment	27,202	—
Deferred income tax benefit	—	(26,252)
Loss on debt extinguishment	850	6,001
Equity-based compensation	3,737	4,059
Other	795	(104)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(5,626)	(74)
Other receivables	(2,390)	1,132
Inventories	(6,062)	(24,166)
Prepaid expenses and other current assets	(3,246)	(664)
Other assets	(1,351)	(200)
Accounts payable	407	(1,586)
Deferred revenue	(755)	(9,228)
Accrued interest	270	3,818
Accrued liabilities, accrued payroll and other	(6,764)	(14,412)

Net cash provided by (used in) operating activities	556	(1,649)

Cash flows from investing activities
Capital expenditures	(90,316)	(34,858)
Payment for acquisitions	(31,425)	(62,995)
Other items	749	(166)

Net cash used in investing activities	(120,992)	(98,019)

Cash flows from financing activities
Proceeds from debt and credit facilities	52,277	335,600
Proceeds from preferred stock, net of discount and issuance costs	94,514	—
Payments of debt	(5,715)	(5,313)
Payments to retire credit facility and term loan	(50,000)	(205,015)
Payment of debt issuance costs	(1,574)	(8,962)
Payment of offering costs	(16)	(950)
Dividends to preferred stockholders	(650)	—
Distributions to noncontrolling interests	(2,058)	(19,682)
Other	86	121

Net cash provided by financing activities	86,864	95,799

Effect of exchange rate on cash	824	(21)

Decrease in cash	(32,748)	(3,890)
Cash, beginning of period	106,369	141,736

Cash, end of period	$73,621	$137,846

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the statements of cash flows for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$22,464	$8,627
Restricted stock units and RNP units surrendered for withholding taxes payable	125	3,347
Fair value of assets in acquisition	55,592	173,540
Fair value of liabilities assumed in acquisition	16,367	121,230
Contingent consideration	3,840	1,850
Increase in QS Construction Facility obligation	12,570	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of June 30, 2014, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Annual Report”).

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

On May 1, 2013, the Company acquired all of the capital stock of Fulghum Fibres, Inc. (“Fulghum”). Upon the closing of this transaction (the “Fulghum Acquisition”), Fulghum became a wholly owned subsidiary of the Company. Fulghum provides high-quality wood chipping and wood yard operations services, and produces and sells wood chips to the pulp, paper and packaging industry. Fulghum now operates 32 wood chipping mills, of which 26 are located in the United States, five are located in Chile and one is located in Uruguay. Noncontrolling interests represent the non-acquired ownership interests in the subsidiaries located in Chile and Uruguay. Fulghum currently owns 88% of the equity interests in the subsidiaries located in Chile and 87% of equity interests in the subsidiary in Uruguay. For information on the final purchase price allocation for the Fulghum Acquisition refer to “Note 4 — Fulghum Acquisition”.

The Company is developing two facilities in Eastern Canada to produce and sell wood pellets for use as renewable fuel to generate electricity. In 2013, the Company acquired an idled oriented strand board processing mill in Wawa, Ontario, Canada. The Company is in the process of converting the mill to a wood pellet facility with the intent to produce approximately 450,000 metric tons of wood pellets annually (the “Wawa Project”). Also, in 2013, the Company acquired a former particle board processing mill in Atikokan, Ontario, Canada. The Company is in the process of converting the mill to a wood pellet facility with the intent to produce approximately 100,000 metric tons of wood pellets annually (the “Atikokan Project”). See “Note 13 — Commitments and Contingencies” for major contracts and commitments for this business segment.

The Company decided to exit the energy technologies business. This was a direct result of the high projected cost to develop the technologies and deploy them at commercial scale. It was also due to lower projected returns on such investments. Many factors led to the lower projected returns. One factor was the decrease in energy prices in the United States due to the proliferation of hydraulic fracturing and other factors. Another factor was the failure of, and reductions in, government incentives and regulations intended to support the development of alternative energy, particularly within the United States. See “Note 6 — Discontinued Operations”.

On May 1, 2014, the Company acquired all of the equity interests of New England Wood Pellet, LLC (“NEWP”), pursuant to a Unit Purchase Agreement (the “Purchase Agreement”). Upon the closing of the transaction (the “NEWP Acquisition”), NEWP became a wholly owned subsidiary of the Company. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets. NEWP operates three wood pellet facilities with a combined annual production capacity of 240,000 tons. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; and Schuyler, New York. For information on the NEWP Acquisition refer to “Note 3 — NEWP Acquisition”.

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying value since they are short term and can be settled on demand. These items meet the definition of Level 1 financial instruments as defined in “Note 7 — Fair Value. “

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments as assets or liabilities on the Company’s balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are currently included in earnings and reported under cash from operating activities. The Company does not have any master netting agreements or collateral relating to these derivatives.

The Company recognizes the unrealized gains or losses related to the commodity-based derivative instruments in its consolidated financial statements. Rentech uses commodity-based derivatives to minimize its exposure to the fluctuations in natural gas prices. For interest rate swaps, the Company reflected the instruments at fair value and any change in value was recorded in other expense, net on the consolidated statement of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. The analysis of the potential impairment of goodwill is a two-step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment.

There are significant assumptions involved in performing a goodwill impairment test, which include discount rates, terminal growth rates, future prices of end products and raw materials, terminal values and production volumes. The various valuation methods used (income approach, replacement cost and market approach) are also weighted in determining fair value. Changes to any of these assumptions could increase or decrease the fair value of the Fulghum and NEWP reporting units. See “Note 10 — Goodwill.”

The Company has evaluated events occurring between June 30, 2014 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance as to when an unrecognized tax benefit should be classified as a reduction of a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and thus became effective for the Company’s interim period beginning on January 1, 2014. The adoption of this guidance did not have any impact on the Company’s consolidated financial position, results of operations or disclosures.

In April 2014, the FASB issued guidance that provides a narrower definition of discontinued operations than under existing guidance. It requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. It also provides guidance on the financial statement presentations and disclosures of discontinued operations. This guidance is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In May 2014, the FASB issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is not permitted. The Company is evaluating the provisions of this guidance and the potential impact, if any, on the Company’s consolidated financial position, results of operations and disclosures.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is evaluating the provisions of this guidance and the potential impact, if any, on the Company’s consolidated financial position, results of operations and disclosures.

Note 3 — NEWP Acquisition

On May 1, 2014, the Company acquired all of the equity interests of NEWP. This acquisition is consistent with the Company’s strategy of expanding its wood fibre business. The preliminary purchase price consisted of $35.4 million of cash as well as potential earn-out consideration of up to $5.0 million to be paid in cash. The earn-out consideration would be earned ratably if NEWP’s 2014 EBITDA, as defined in the Purchase Agreement, is between $7.3 million and $8.0 million. The earn-out consideration would not increase if NEWP’s 2014 EBITDA were to exceed $8.0 million. The amount of the purchase price is subject to certain potential post-closing adjustments set forth in the Purchase Agreement.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The preliminary purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash plus working capital adjustments of $0.1 million	$35,384
Estimate of expected earn-out consideration(1)	3,840

Total preliminary purchase price	$39,224

(1)	The amount of earn-out consideration reflected in the table above reflects the Company’s estimate, as of May 1, 2014, of the amount of the earn-out consideration it will be required to pay pursuant to the Purchase Agreement. The earn-out consideration will be measured at each reporting date; changes in its fair value will be recognized in the consolidated statements of operations.

The Company’s preliminary purchase price allocation is as follows (amounts in thousands):

Cash	$3,852
Accounts receivable	2,927
Inventories	2,239
Prepaid expenses and other current assets	437
Property, plant and equipment	30,685
Intangible assets	6,800
Goodwill	8,651
Accounts payable	(1,641)
Accrued liabilities	(568)
Customer deposits	(756)
Loans	(12,600)
Interest rate swaps	(802)

Total preliminary purchase price	$39,224

Intangible assets consist primarily of customer relationships, trade names and non-competition agreements with former owners. The estimated useful life of each of the intangible assets is 15 years, except for the non-competition agreements which are four years.

The goodwill recorded reflects the value to Rentech of NEWP’s market position, of entry into the residential and commercial heating markets, and of the increases in Rentech’s products offerings, customer bases and geographic markets. The goodwill recorded as part of this acquisition is amortizable for tax purposes.

The final purchase price and the allocation thereof will not be known until the final working capital and debt adjustments are performed and valuation of intangible assets is completed.

The operations of NEWP are included in the consolidated statement of operations as of May 1, 2014. During the three and six months ended June 30, 2014, the Company recorded revenue of $5.8 million and net income of $0.7 million related to NEWP. Acquisition related costs for this acquisition totaled $0.7 million for the three months ended June 30, 2014 and $1.1 million for the six months ended June 30, 2014, and have been included in the consolidated statements of operations within selling, general and administrative expenses. See “Note 5 — Pro Forma Information” for unaudited pro forma information relating to the NEWP Acquisition.

Note 4 — Fulghum Acquisition

On May 1, 2013, the Company acquired all of the capital stock of Fulghum. The purchase price consisted of $64.2 million of cash, including $3.3 million used to retire certain debt of Fulghum at closing.

This business combination has been accounted for using the acquisition method of accounting. The Company’s final purchase price allocation is as follows (amounts in thousands):

Cash	$10,137
Accounts receivable	3,936
Inventories	2,389
Prepaid expenses and other current assets	952
Other receivables, net	5,435
Property, plant and equipment	94,382
Intangible assets (Trade name—$5,496 and Processing agreements—$29,765)	35,261
Goodwill	29,932
Other assets	2,974
Accounts payable	(6,547)
Accrued liabilities	(5,823)
Customer deposits	(1,059)
Asset retirement obligation	(178)
Credit facility and loans	(61,865)
Unfavorable processing agreements	(6,496)
Deferred income taxes	(35,262)
Noncontrolling interests	(4,000)

Total purchase price	$64,168

Long-term deferred tax liabilities and other tax liabilities result from fair value adjustments to identifiable tangible and intangible assets. These adjustments create excess book basis over the tax basis. The excess is multiplied by the statutory tax rate for the jurisdiction and period in which the deferred taxes are expected to be realized. As part of purchase accounting for Fulghum, we recorded additional deferred tax liabilities of $15.8 million attributable to identifiable tangible and intangible assets.

The goodwill recorded reflects the value to Rentech of Fulghum’s market position, of entry into the wood chipping business, and of the increases in Rentech’s products offerings, customer bases and geographic markets. The goodwill recorded as part of this acquisition is not amortizable for tax purposes.

The operations of Fulghum are included in the consolidated statement of operations as of May 1, 2013. During the three and six months ended June 30, 2013, the Company recorded revenue of $16.1 million and net income of $0.1 million related to Fulghum. See “Note 5 — Pro Forma Information” for unaudited pro forma information relating to the Fulghum Acquisition.

Note 5 — Pro Forma Information

The unaudited pro forma information has been prepared as if the NEWP and the Fulghum Acquisitions had taken place on January 1, 2013. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transactions actually taken place on January 1, 2013, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Six Months Ended June 30, 2014
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$224,721	$14,329	$239,050
Net income (loss)	$(28,627)	$2,344	$(26,283)
Net income (loss) attributable to Rentech	$(26,433)	$2,344	$(24,089)
Basic and diluted net income (loss) from continuing operations per common share allocated to Rentech	$(0.11)	$0.02	$(0.09)

	For the Six Months Ended June 30, 2013
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$179,625	$52,977	$232,602
Net income	$45,092	$3,042	$48,134
Net income attributable to Rentech	$27,592	$2,907	$30,499
Basic and diluted net income from continuing operations per common share allocated to Rentech	$0.15	$0.02	$0.17

Note 6 — Discontinued Operations

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

The following table summarizes the components of assets and liabilities of discontinued operations.

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Prepaid expenses and other current assets	$416	$19
Property held for sale	4,626	4,647
Deposits and other assets	4	4

Total assets	$5,046	$4,670

Accounts payable	$165	$151
Accrued payroll and benefits	339	356
Accrued liabilities	1,601	1,496

Total liabilities	$2,105	$2,003

The following table summarizes the results of discontinued operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$55	$92	$211	$195
Operating loss	$1,593	$2,613	$3,091	$9,536
Loss from discontinued operations, net of tax	$1,567	$1,496	$3,038	$8,389

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

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy, defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that require fair value disclosure as of June 30, 2014.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
RNP Notes	$326,400	$—	$—	$320,000
Forward gas contracts	—	529	—	529
Fulghum debt	—	45,673	—	46,019
GSO Credit Agreement	—	49,041	—	49,041
NEWP debt	—	12,033	—	12,219
QS Construction Facility	—	16,460	—	16,460
Interest rate swaps	—	801	—	801
Earn-out consideration	—	—	5,711	5,711

The following table presents the financial instruments that require fair value disclosure as of December 31, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
RNP Notes	$318,400	$—	$—	$320,000
Fulghum debt	—	45,970	—	47,452
RNHI Revolving Loan	—	50,000	—	50,000
QS Construction Facility	—	4,527	—	4,527
Earn-out consideration	—	—	1,544	1,544

RNP Notes

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “RNP Notes”) are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

Forward Gas Contracts

Our East Dubuque Facility enters into forward gas purchase contracts to minimize its exposure to the fluctuations in natural gas prices. The forward gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward gas contracts is recorded in cost of sales in the consolidated statement of operations. For the three and six months ended June 30, 2014, the amount of unrealized loss recorded was $0.5 million. These forward gas contracts are recorded in accrued liabilities on the balance sheet.

Fulghum Debt

Fulghum debt is deemed to be Level 2 financial instruments because the measurement is based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

GSO Credit Agreement

The GSO Credit Agreement, as defined in “Note 11 — Debt”, is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. Since the GSO Credit Agreement’s interest rate is a floating rate and the Company’s credit has not changed, the carrying value approximates the fair value.

NEWP Debt

NEWP debt is deemed to be Level 2 financial instruments because the measurement is based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

QS Construction Facility

The Company’s financing obligation with Quebec Stevedoring Company Limited (the “QS Construction Facility”) is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. To determine the fair value, the Company reviewed the current market interest rates of similar borrowing arrangements. It was concluded that the carrying value of the QS Construction Facility approximates the fair value of the obligation at June 30, 2014 because of the fact that the Company’s credit worthiness has not changed since the QS Construction Facility was established.

Interest Rate Swaps

NEWP entered into four interest rate swaps in notional amounts that cover the borrowings under its two industrial revenue bonds, real estate mortgage loan and term loan. Through the four interest rate swaps, NEWP is essentially fixing the variable interest rate to be paid on its borrowings.

Under the interest rate swaps, NEWP pays interest at a fixed rate of 5.29% on the outstanding balance of one of the industrial revenue bonds, 5.05% on the outstanding balance of the other industrial revenue bond, 7.53% on the outstanding balance of the real estate mortgage loan and 5.54% on the outstanding balance of the term loan. NEWP receives interest at the variable interest rates specified in the various swap agreements.

The interest rate swaps are designated as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at June 30, 2014 represents the unrealized loss of $0.8 million. Any adjustments to the fair value of the interest rate swaps from the date of the NEWP Acquisition will be recorded in statement of operations. Interest rate swaps are recorded in other liabilities on the balance sheet.

Earn-out Consideration

At June 30, 2014, the earn-out consideration includes $1.5 million of potential earn-out consideration relating to the Atikokan Project. The earn-out consideration related to the Atikokan Project is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Project, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. The Company provided a loan to the sellers of $0.9 million, which will be repayable from any earn-out consideration. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million.

At June 30, 2014, the earn-out consideration reflected in our financial statements includes $4.2 million of expected earn-out consideration relating to the NEWP Acquisition. The earn-out consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios for the achievement of certain levels of EBITDA, as defined in the Purchase Agreement related to the NEWP Acquisition. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production.

A reconciliation of the change in the carrying value of the earn-out consideration is as follows:

	As of June 30, 2014
	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2013	$1,544	$—	$1,544
Add: Earn-out	—	3,840	3,840
Add: Unrealized (gain) loss	(3)	330	327

Balance at June 30, 2014	$1,541	$4,170	$5,711

	As of June 30, 2013
	Agrifos	Atikokan	Total
	(in thousands)
Balance at December 31, 2012	$4,920	$—	$4,920
Add: Earn-out	—	1,850	1,850
Add: Unrealized gain	(4,611)	—	(4,611)

Balance at June 30, 2013	$309	$1,850	$2,159

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three and six months ended June 30, 2014 and 2013.

Note 8 — Inventories

Inventories consisted of the following:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Finished goods	$37,121	$27,638
Raw materials	4,792	7,448
Other	341	290

Total inventory	$42,254	$35,376

During the three and six months ended June 30, 2014, RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $2.8 million to market value. During the three months ended June 30, 2013, RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $1.8 million to market value. During the six months ended June 30, 2013, RNP wrote down the value of the Pasadena Facility’s ammonium sulfate, sulfur and sulfuric acid inventory by $2.3 million to market value. The various write-downs were reflected in cost of goods sold for the applicable periods.

Note 9 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Land and land improvements	$27,515	$26,149
Buildings and building improvements	44,643	33,096
Machinery and equipment and catalysts	362,118	334,645
Furniture, fixtures and office equipment	1,495	1,123
Computer equipment and computer software	8,249	7,977
Vehicles	5,395	4,624
Leasehold improvements	2,219	2,348
Other	188	210

	451,822	410,172
Less: Accumulated depreciation	(90,940)	(75,518)

Total property, plant and equipment, net	$360,882	$334,654

Construction in progress consisted of the following:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
East Dubuque Facility	$7,873	$2,195
Pasadena Facility	40,625	31,335
Fulghum Fibres	8,380	273
Atikokan Project	26,078	8,458
Wawa Project	64,270	17,007
NEWP	29	—
Other	1,045	868

Total construction in progress	$148,300	$60,136

The construction in progress balance at June 30, 2014 includes $3.2 million of capitalized interest costs and $0.8 million at December 31, 2013.

Note 10 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	Pasadena	Fulghum	NEWP	Total
	(in thousands)
Balance at December 31, 2013	$27,202	$29,932	$—	$57,134
Add: Acquisition	—	—	8,651	8,651
Less: Impairment	(27,202)	—	—	(27,202)

Balance at June 30, 2014	$—	$29,932	$8,651	$38,583

The Company tests goodwill assets for impairment annually, or more often if an event or circumstances indicate an impairment may have occurred. Management considered the inventory impairment as noted in “Note 8 – Inventories”, negative gross margin and EBITDA in the three months ended June 30, 2014, and revised cash flow projections developed during the three months ended June 30, 2014, taken together as indicators that a potential impairment of the goodwill related to the Pasadena Facility may have occurred. Factors that affect cash flow include, but are not limited to, product prices; product sales volumes; feedstock prices, labor, maintenance, and other operating costs; required capital expenditures, and plant productivity.

Cash flow projections decreased primarily because of a decline in forecasted product margins. The reduction of prices in the forecast was the result of an evaluation of many factors, including recent deterioration in reported margins. Average sales prices per ton dropped by 30% for ammonium sulfate and by 3% for sulfuric acid for the three months ended June 30, 2014, as compared with the same period last year. A global decline in nitrogen prices, along with higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originate from new plants that produce ammonium sulfate as a by-product of caprolactam. Current prices for ammonia and sulfur, key inputs for ammonium sulfate, have increased significantly during the second quarter. Global ammonia supplies are tight, supported by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political issues in Libya and Ukraine.

The analysis of the potential impairment of goodwill is a two-step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena reporting unit is based upon various assumptions and is based primarily on the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”). The Income Approach valuation method requires the Company to make projections of revenue and costs over a multi-year period. Additionally, the Company made an estimate of a weighted average cost of capital that a market participant would use as a discount rate. The Company also considers other valuation methods including the replacement cost and market approach. Based upon its analysis of the fair value of the Pasadena reporting unit, the Company believes it is probable that the Pasadena reporting unit had a carrying value in excess of its fair value at June 30, 2014. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in accounting guidance.

Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. The estimated difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment and the Company did not adjust the net book value of the assets and liabilities on its balance sheet other than goodwill as a result of this process. The estimated difference between fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. Completion of step two of the goodwill impairment test indicated no remaining residual value of goodwill and resulted in the Company recording an impairment charge of $27.2 million. The goodwill impairment was primarily the result of a decrease in the implied fair value of the Pasadena reporting unit. A deterioration in projected cash flows and an increase in the rate used to discount such cash flows contributed to this decrease. In addition, the implied residual value of goodwill decreased because of an increase in the amount of invested capital at the Pasadena Facility, which primarily was the result of capital expenditures for the power generation project and expenditures to replace the sulfuric acid converter.

Significant effort is required to determine the implied fair value of a reporting unit’s goodwill in step two of the goodwill impairment test and although the Company is unable to fully complete the process before filing this report, the $27.2 million impairment is its best estimate of the probable loss which will be finalized in the third quarter of 2014.

Note 11 — Debt

RNP Credit Agreement

On April 12, 2013, RNP and Rentech Nitrogen Finance Corporation, a wholly owned subsidiary of RNP, entered into a credit agreement (the “RNP Credit Agreement”). The RNP Credit Agreement consisted of a $35.0 million senior secured revolving credit facility. As of June 30, 2014 and December 31, 2013, there were no outstanding borrowings under the RNP Credit Agreement. See “Note 17 — Subsequent Events” regarding the incurrence of additional debt and the termination of the RNP Credit Agreement subsequent to June 30, 2014.

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

On April 9, 2014, the Company paid off the outstanding balance under the facility and terminated the RNHI Credit Agreement. The payoff of the RNHI Revolving Loan resulted in a loss on debt extinguishment of $0.9 million for the three and six months ended June 30, 2014.

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

Borrowings bear a letter of credit fee of 3.75% per annum on the daily average face amount of the letters of credits outstanding during the preceding calendar quarter. The Company also is required to pay a commitment fee on the average daily undrawn portion of the credit facility at a rate equal to 0.75% per annum. This commitment fee is payable quarterly in arrears on the last day of each calendar quarter and on the termination date. The BOM Credit Agreement will terminate on November 25, 2015. At June 30, 2014, letters of credit totaling $9.7 million had been issued. At December 31, 2013, letters of credit totaling $1.1 million had been issued.

GSO Credit Agreement

On April 9, 2014, RNHI (the “Borrower”), entered into a Term Loan Credit Agreement (the “GSO Credit Agreement”) among the Borrower, certain funds managed by or affiliated with GSO Capital Partners LP (“GSO Capital”), as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and each lender from time to time party thereto. The Company expects that the facility will be used to fund the acquisition and development of its wood fibre business, which consists of its wood chipping and wood pellet businesses, and for general corporate purposes.

The facility consists of a $50.0 million term loan facility, with a five-year maturity. The obligations of the Borrower under the facility are unconditionally guaranteed by the Company and are secured by 2,762,431 common units of RNP owned by the Borrower. The term loan facility was subject to a 2.00% original issue discount.

Borrowings under the facility bear interest at a rate equal to LIBOR (with a floor of 1.00%) plus 7.00% per annum. In the event the Company prepays the facility prior to its first anniversary from funds other than those generated through certain sales of assets and under certain conditions, it will be required to pay a prepayment fee equal to 1.00% of the amount of the prepayment.

The GSO Credit Agreement provides for a $75.0 million incremental term loan facility (the “Accordion Facility”). The Accordion Facility allows the Company, at any time before April 9, 2019, to borrow additional funds under the terms of the GSO Credit Agreement from any of the lenders, if such lenders agree to lend such amount.

NEWP Debt

NEWP’s debt consists of two industrial revenue bonds, a real estate mortgage loan and a term loan with each loan collateralized by specific property and equipment. The debt has maturity dates ranging from 2014 through 2021. As of June 30, 2014, NEWP’s debt, factoring in the interest rate swaps, had a weighted average interest rate of 5.0%.

NEWP debt at June 30, 2014 consisted of the following (in thousands):

Outstanding debt	$11,793
Plus: Unamortized premium	426

Total outstanding debt	$12,219
Less: Current portion	1,893

Long-term credit facilities and term loans	$10,326

Future maturities of the NEWP debt are as follows (in thousands):

For the Six Months Ending December 31, 2014 and Thereafter the Years Ending December 31,
2014	$954
2015	1,888
2016	2,424
2017	1,954
2018	2,032
2019	1,498
Thereafter	1,469

$12,219

Total Debt

As of June 30, 2014, the Company was in compliance with all covenants under the RNP Notes, Fulghum debt, NEWP debt, GSO Credit Agreement and the RNP Credit Agreement. Total debt consisted of the following:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
RNP Notes	$320,000	$320,000
Fulghum debt(1)	46,019	47,452
GSO Credit Agreement	49,041	—
NEWP debt	12,219	—
QS Construction Facility	16,460	4,527
RNHI Revolving Loan	—	50,000

Total debt	$443,739	$421,979
Less: Current portion	13,525	9,916

Long-term debt	$430,214	$412,063

(1)	Includes unamortized premium of $1.9 million as of June 30, 2014 and $2.2 million as of December 31, 2013.

Note 12 — Preferred Stock

On April 9, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with funds managed by or affiliated with GSO Capital LP (the “Series E Purchasers”), pursuant to which the Company sold 100,000 shares of its Series E Convertible Preferred Stock (the “2014 Preferred Stock” or “Series E Preferred Stock”) to the Series E Purchasers. The shares have an aggregate original issue price of $100.0 million and were purchased for an aggregate purchase price of $98.0 million (reflecting an issuance discount of 2%). Dividends on the 2014 Preferred Stock accrue and are cumulative, whether or not declared by the Board of Directors of the Company, at the rate of 4.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon. The 2014 Preferred Stock is convertible into up to 45,045,045 shares of Rentech’s common stock (“Common Stock”) at a conversion price of $2.22 per share, subject to adjustment. In certain circumstances, the 2014 Preferred Stock is redeemable by the Series E Purchasers for a price equal to the original issue price plus all accrued and unpaid dividends (including dividends accruing from the last dividend payment date).

On April 9, 2014, a newly formed wholly owned subsidiary of the Company, DSHC, LLC (“DSHC”), and each of the Series E Purchasers entered into a Put Option Agreement (the “Put Option Agreements”). Under the Put Option Agreements, each Series E Purchaser has the right to cause DSHC to purchase any of the 2014 Preferred Stock for the original issue price plus all accrued and unpaid dividends (including dividends accruing from the last dividend payment date) upon certain put trigger events, including the failure of the Company to redeem the 2014 Preferred Stock when required. All obligations of DSHC under the Put Option Agreements are secured by 5,524,862 common units of RNP owned by DSHC. DSHC is a special purpose entity referred to as a bankruptcy-remote entity whose operations are limited. DSHC is a separate and distinct legal entity from Rentech and its assets are not available to Rentech’s creditors.

The 2014 Preferred Stock is accounted for as mezzanine equity. However, dividends are recorded in stockholders equity and consist of the 4.5% dividend plus the amortization of issuance costs and accretion of discount. Dividends are paid on the first business day of June and December of each year.

Mezzanine equity at June 30, 2014 consisted of the following (in thousands):

Original issue price of 2014 Preferred Stock	$100,000
Less: Issuance costs	(3,375)
Less: Unamortized discount	(1,937)

Total mezzanine equity	$94,688

Note 13 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Company may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to minimize monthly and seasonal gas price volatility. The Company occasionally enters into index-price contracts for the purchase of natural gas. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through April 30, 2015. Commitments for natural gas purchases consist of the following:

	As of
	June 30, 2014	December 31, 2013
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	4,580	2,071
MMBtus under index-price contracts	—	81

Total MMBtus under contracts	4,580	2,152

Commitments to purchase natural gas	$21,550	$8,571
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$4.71	$3.98

During July 2014, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2014. The total MMBtus associated with these additional forward purchase contracts are 0.8 million and the total amount of the purchase commitments is $3.3 million, resulting in a weighted average rate per MMBtu of $4.29 in these new commitments. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Contractual Obligations

Pasadena

On April 17, 2013, RNPLLC entered into an engineering, procurement and construction contract (the “EPC Contract”) with Abeinsa Abener Teyma General Partnership (“Abeinsa”). The EPC Contract provides for Abeinsa to be the contractor on the power generation project at the Pasadena Facility. The value of the contract is $25.0 million and the project is expected to be completed by late 2014. As of June 30, 2014, RNP has paid $19.0 million and accrued an additional $1.0 million under the EPC contract.

Wood Pellets

On April 30, 2013, Rentech’s subsidiary that owns the Wawa Project entered into a ten-year take-or-pay contract (the “Drax Contract”) with Drax Power Limited (“Drax”). Under the Drax Contract, such subsidiary is required to sell to Drax the first 400,000 metric tonnes of wood pellets per year produced from the Wawa Project, with the first delivery under the contract scheduled for the end of year 2014. In the event that it does not deliver wood pellets as required under the Drax Contract, the Rentech subsidiary that owns the Wawa Project is required to pay Drax an amount equal to the difference between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech has guaranteed this obligation in an amount not to exceed $20.0 million.

For the Atikokan Project, Rentech’s subsidiary that owns the Atikokan Project entered into a ten-year “take-or-pay” contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which such subsidiary is required to deliver 45,000 metric tonnes of wood pellets annually starting in 2014, prorated in the first year based on OPG’s successful commissioning date. OPG has the option to increase the amount of wood pellets the Atikokan Project is required to deliver to up to 90,000 metric tonnes annually. The Company expects that wood pellets produced at the Atikokan Project not purchased by OPG may be sold to Drax or marketed elsewhere. The Company also expects that its initial deliveries to OPG will consist of wood pellets purchased from third party suppliers and wood pellets produced at the Atikokan Project during its early commissioning phase. The Atikokan Project made its first delivery of wood pellets to OPG in May 2014 using wood pellets supplied under the KD Contract (as defined below).

The contracts with Drax and OPG are each designed to minimize exposure to variable costs over the ten-year term. This exposure is minimized, in the case of the Drax agreement, by passing through to Drax increased costs resulting from certain changes in input prices, including general inflation, the price of fuel, and prices of wood supplied to the mills, and in the case of OPG by tying a portion of the price of wood pellets to a Canadian inflation index. However, such indexation and pass throughs may not exactly offset increases or decreases in the prices of inputs and the cost of transporting and handling wood pellets.

A Rentech subsidiary has contracted with Canadian National Railway Company (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Project and the Wawa Project to the Port of Quebec. The Atikokan Project is located 1,300 track miles, and the Wawa Project is located 1,100 track miles, from the Port of Quebec.

Under the Canadian National Contract, such subsidiary has committed to transport a minimum of 1,500 rail carloads during the months of January 2014 through December 2014, and 3,600 rail carloads annually thereafter for the duration of the long-term contract. Delivery shortfalls would result in a $1,000 per rail car penalty. Under the Drax Contract, a Rentech subsidiary is responsible for the transportation of the wood pellets to the Port of Quebec. Drax is obligated to take delivery of the wood pellets on a FOB shipping point basis. Under the OPG Contract, OPG is obligated to take delivery of the Atikokan Project’s product on a FOB basis at the Company’s Atikokan facility.

On November 25, 2013, a Rentech subsidiary entered into a one-year wood pellet purchase contract (the “KD Contract”) with KD Quality Pellets. Under the KD Contract, such subsidiary committed to purchase between 15,000 and 20,000 metric tonnes of wood pellets between December 1, 2013 and June 30, 2014. The KD Contract provides the subsidiary with an option to extend the term of the agreement to five years. The subsidiary is currently operating on a month-to-month basis until it extends the agreement. The Company may use the wood pellets that it purchases under the KD Contract to deliver wood pellets to OPG in advance of production by the Atikokan Project, or to cover shortfalls in production during commissioning of the Atikokan Project, so that it meets its delivery commitments under the OPG Contract. Any wood pellets that are purchased under the KD Contract and not sold to OPG may be sold to other customers.

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

Regulation

The Company’s business is subject to extensive and frequently changing federal, state and local, environmental, health and safety regulations in the jurisdictions in which it has operations governing a wide range of matters, including the emission of air pollutants, the release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of the Company’s fertilizer products, raw materials, and other substances that are part of our operations. These laws include the Clean Air Act (the “CAA”), the federal Water Pollution Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, and various other federal, state and local laws and regulations. The laws and regulations to which the Company is subject are complex, change frequently and have tended to become more stringent over time. The ultimate impact on the Company’s business of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that the Company’s operations may change over time and certain implementing regulations for laws, such as the CAA, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

Note 14 — Income Taxes

For the three months ended June 30, 2014, the Company recorded income tax benefit of $0.2 million. For the six months ended June 30, 2014, the Company recorded income tax expense of $0.8 million. The Company’s effective income tax rate (income tax (benefit) expense as a percentage of income before income taxes) was (1)% for the three months ended June 30, 2014 and 3% for the six months ended June 30, 2014. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to basis difference in foreign subsidiary, impact of foreign earnings and impact of state taxes. The Company has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized.

Note 15 — Segment Information

The Company operates in five business segments, as described below. The operations of Fulghum are included in the Company’s historical results of operations from the date of the closing of the Fulghum Acquisition, which was May 1, 2013. The operations of NEWP are included from the date of the closing of the NEWP Acquisition, which was May 1, 2014. Results of the energy technologies segment are included in discontinued operations for the three and six months ended June 30, 2014 and 2013. The Company’s five segments are:

•	East Dubuque — The operations of the East Dubuque Facility, which produces primarily ammonia and urea ammonium nitrate solution (“UAN”).

•	Pasadena — The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Fulghum Fibres — The operations of Fulghum, which provides wood fibre processing services and wood yard operations, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America.

•	Wood Pellets: Industrial — This segment includes wood pellet projects owned by the Company, currently the Atikokan Project and Wawa Project, equity in Rentech’s joint venture with Graanul Invest AS, a European producer of wood pellets (the “Rentech/Graanul JV”) and other wood pellet development activities. The wood pellet development activities represent the Company’s personnel costs for employees dedicated to the wood pellet business infrastructure and administration costs and other third party costs.

•	Wood Pellets: NEWP — The operations of NEWP, which produces wood pellets for the residential and commercial heating markets.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
East Dubuque	$73,943	$61,717	$102,434	$96,266
Pasadena	39,666	42,239	67,455	67,254
Fulghum Fibres	19,836	16,105	48,387	16,105
Wood Pellets: Industrial	667	—	667	—
Wood Pellets: NEWP	5,778	—	5,778	—

Total revenues	$139,890	$120,061	$224,721	$179,625

Operating income (loss)
East Dubuque	$31,598	$36,370	$42,832	$53,683
Pasadena	(33,519)	138	(34,278)	1,994
Fulghum Fibres	(583)	845	2,956	845
Wood Pellets: Industrial	(3,261)	(812)	(5,006)	(1,883)
Wood Pellets: NEWP	794	—	794	—

Total segment operating income (loss)	$(4,971)	$36,541	$7,298	$54,639

Net income (loss)
East Dubuque	$31,578	$36,044	$42,787	$53,314
Pasadena	(33,546)	34	(34,332)	1,850
Fulghum Fibres	(989)	128	665	128
Wood Pellets: Industrial	(3,163)	(812)	(4,807)	(1,883)
Wood Pellets: NEWP	742	—	742	—

Total segment net income (loss)	$(5,378)	$35,394	$5,055	$53,409

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(5,378)	$35,394	$5,055	$53,409
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,169)	(2,462)	(4,485)	(4,616)
RNP – partnership and unallocated expenses recorded as other expense	—	(1,178)	—	(1,390)
RNP – unallocated interest expense and loss on interest rate swaps	(4,787)	(4,019)	(9,769)	(5,730)
RNP – Income tax benefit	—	302	—	302
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(7,756)	(6,252)	(14,581)	(13,022)
Corporate and unallocated depreciation and amortization expense	(132)	(139)	(265)	(323)
Corporate and unallocated expenses recorded as other expense	(1,191)	(9)	(1,183)	(26)
Corporate and unallocated interest expense	(20)	—	(324)	—
Corporate income tax benefit (expense)	(33)	24,165	(37)	24,877
Loss from discontinued operations, net of tax	(1,567)	(1,496)	(3,038)	(8,389)

Consolidated net income (loss)	$(23,033)	$44,306	$(28,627)	$45,092

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Total assets
East Dubuque	$184,368	$175,430
Pasadena	179,350	188,836
Fulghum Fibres	187,132	188,397
Wood Pellets: Industrial	127,316	42,089
Wood Pellets: NEWP	56,152	—

Total segment assets	$734,318	$594,752

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$734,318	$594,752
RNP – partnership and other	26,465	42,078
Corporate and other	30,735	62,090
Discontinued operations	5,046	4,670

Consolidated total assets	$796,564	$703,590

The Company’s revenue by geographic area, based on where the customer takes title to the product, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
United States	$134,001	$113,806	$204,480	$173,370
Canada	667	—	667	—
Other	5,222	6,255	19,574	6,255

Total revenues	$139,890	$120,061	$224,721	$179,625

The following table sets forth assets by geographic area:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
United States	$641,226	$633,886
Canada	127,350	42,089
Other	27,988	27,615

Total assets	$796,564	$703,590

Note 16 — Net Loss Per Common Share Allocated to Rentech

Basic income (loss) per common share allocated to Rentech is calculated by dividing net income (loss) allocated to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share allocated to Rentech is calculated by dividing net income (loss) allocated to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and using the “if converted” method for the preferred stock if their inclusion would not have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations attributable to Rentech common shareholders	$(17,878)	$34,328	$(23,395)	$35,981
Less: Dividends and accretion on 2014 Preferred Stock	1,200	—	1,200	—
Less: Income (loss) from continuing operations allocated to participating securities	—	864	—	1,014

Income (loss) from continuing operations allocated to common shareholders	$(19,078)	$33,464	$(24,595)	$34,967

Numerator:
Loss from discontinued operations attributable to Rentech common shareholders	$(1,567)	$(1,496)	$(3,038)	$(8,389)
Less: Loss from discontinued operations allocated to participating securities	—	—	—	—

Loss from discontinued operations allocated to common shareholders	$(1,567)	$(1,496)	$(3,038)	$(8,389)

Numerator:
Net income (loss) attributable to Rentech common shareholders	$(19,445)	$32,832	$(26,433)	$27,592
Less: Dividends and accretion on 2014 Preferred Stock	1,200	—	1,200	—
Less: Income (loss) allocated to participating securities	—	830	—	742

Net income (loss) allocated to common shareholders	$(20,645)	$32,002	$(27,633)	$26,850

Denominator:
Weighted average common shares outstanding	227,792	225,981	227,661	225,604
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	920	—	960
Common stock options	—	1,637	—	1,822
Restricted stock	—	2,995	—	3,382

Diluted shares outstanding	227,792	231,533	227,661	231,768

Basic:
Continuing operations	$(0.08)	$0.15	$(0.11)	$0.15

Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Net income (loss) per common share	$(0.09)	$0.14	$(0.12)	$0.12

Diluted:
Continuing operations	$(0.08)	$0.14	$(0.11)	$0.15

Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Net income (loss) per common share	$(0.09)	$0.14	$(0.12)	$0.12

For the three months ended June 30, 2014 60.6 million shares and, for the same period last year, 3.6 million shares, of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2014 60.6 million shares and, for the same period last year, 3.5 million shares, of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

Note 17 — Subsequent Events

GE Credit Agreement

On July 22, 2014, RNP replaced the RNP Credit Agreement by entering into a new credit agreement (the “GE Credit Agreement”) by and among RNP and Finance Corporation as borrowers (the “Borrowers”), certain subsidiaries of RNP, as guarantors, General Electric Capital Corporation, for itself as agent for the lenders party thereto, the other financial institutions party thereto, and GE Capital Markets, Inc., as sole lead arranger and bookrunner.

The GE Credit Agreement consists of a $50.0 million senior secured revolving credit facility (the “Credit Facility”) with a $10.0 million letter of credit sublimit. RNP expects that the GE Credit Agreement will be used to fund growth projects, working capital needs, letters of credit and for other general partnership purposes.

Borrowings under the GE Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Borrowers’ option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of one month plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the GE Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings.

The Borrowers are required to pay a fee to the lenders under the GE Credit Agreement on the average undrawn available portion of the Credit Facility at a rate equal to 0.50% per annum. If letters of credit are issued, the Borrowers will also pay a fee to the lenders under the GE Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings. The Borrowers are also required to pay customary letter of credit fees on issued letters of credit. In the event the Borrowers reduce or terminate the commitments under the Credit Facility on or prior to the 18-month anniversary of the closing date, the Borrowers shall pay a prepayment fee equal to 1.0% of the amount of the commitment reduction.

The GE Credit Agreement terminates on July 22, 2019. The Borrowers may voluntarily prepay their utilization and/or permanently cancel all or part of the available commitments under the GE Credit Agreement in minimum increments of $5.0 million (subject to the prepayment fee described above). Amounts repaid may be reborrowed. Borrowings under the GE Credit Agreement will be subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds.

RNLLC, RNPLLC and Rentech Nitrogen Pasadena Holdings, LLC guarantee the GE Credit Agreement. The obligations under the GE Credit Agreement and the subsidiary guarantees thereof are secured by the same collateral securing the Notes, which includes substantially all the assets of RNP and its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the GE Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the Notes.

The GE Credit Agreement contains a number of customary representations and warranties, affirmative and negative covenants and events of default. The covenants include, among other things, compliance with environmental laws, limitations on the incurrence of indebtedness and liens, the making of investments, the sale of assets and the making of restricted payments. In the event that, on a pro forma basis, less than 30% of the commitment amount is available for borrowing on any distribution date, then in order to make a distribution on such date (a) RNP must maintain a first lien leverage ratio no greater than 1.0 to 1 on a pro forma basis and (b) the sum of (i) the undrawn amount under the Credit Facility and (ii) cash maintained by RNP and its subsidiaries in collateral deposit accounts must be at least $5 million (after giving effect to the distribution). In addition, before RNP can make distributions, there cannot be any default under the GE Credit Agreement. The GE Credit Agreement also contains a requirement that RNP maintain a first lien leverage ratio not to exceed 1.0 to 1 at the end of each fiscal quarter where less than 30% of the commitment is available for drawing under the Credit Facility or a default has occurred and is continuing.

Distributions

On August 5, 2014, the board of directors of RNP’s general partner declared a cash distribution to RNP’s common unitholders for the period April 1, 2014 through and including June 30, 2014 of $0.13 per unit, which will result in total distributions in the amount of $5.1 million, including payments to phantom unitholders. The Company will receive a distribution of $3.0 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on August 29, 2014 to unitholders of record at the close of business on August 22, 2014.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report, in “Part II—Item 1A. Risk Factors” in this report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to realize the benefits of the Fulghum Acquisition, the NEWP Acquisition and the Atikokan and Wawa Projects and to successfully execute our new wood fibre processing business strategy;

•	the volatile nature of our nitrogen fertilizer business and its ability to remain profitable;

•	our ability to recover the costs of our raw materials through sales of products made from such raw materials, considering the volatility in the prices of our products and raw materials;

•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen fertilizer and wood pellet products;

•	any interruption in the supply, or rise in the price levels, of natural gas, ammonia, sulfur, and other essential raw materials;

•	our dependence on our customers and distributors to transport goods purchased from us;

•	our ability to identify and consummate acquisitions in related businesses, our ability to complete capital projects on schedule and on budget and the risk that any such acquisitions or capital projects do not perform as anticipated;

•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;

•	intense competition from other nitrogen fertilizer or wood fibre processors;

•	risks associated with projects located in rural areas outside of the United States;

•	our ability to complete the sale of the intellectual property rights we hold with respect to our energy technologies on satisfactory terms, or at all;

•	risks arising from changes in existing laws or regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases, carbon dioxide or energy production;

•	any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales volume or sales price of products sold through IOC;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;

•	risks associated with the expansion and other projects at our facilities, including any disruption to operations at our facilities during construction and our ability to sell the incremental products resulting from such projects; and

•	risks associated with doing business outside of the United States, including foreign currency exposure and economic conditions in other countries impacting our demand for our products and our customers’ ability to pay us.

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

OVERVIEW OF OUR BUSINESS

We are a leading wood fibre processing business for the production of high-quality wood chips. We are also developing into a leading provider of wood pellets. These new businesses consist of providing wood chipping services and manufacturing and selling wood chips through our wholly owned subsidiary, Fulghum, and developing and operating wood pellet production facilities. Our wood pellet business includes facilities acquired in the NEWP Acquisition and the Atikokan and Wawa Projects. Fulghum operates 32 wood chipping mills. It provides wood fibre processing and wood yard operations services and sells wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets. NEWP operates three wood pellet facilities with a combined annual production capacity of 240,000 tons. The facilities are located in Jaffrey, New Hampshire; Deposit, New York and Schuyler, New York.

We own the general partner interest and 59.8% of the common units representing limited partner interests in RNP, a publicly traded master limited partnership. Through its wholly owned subsidiary, RNLLC, RNP manufactures natural-gas based nitrogen fertilizer products at its East Dubuque Facility. It also sells such products to customers located in the Mid Corn Belt region of the United States. Through its wholly owned subsidiary, RNPLLC, RNP manufactures ammonium sulfate fertilizer, sulfuric acid and ammonium thiosulfate fertilizer at its Pasadena Facility. The Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while the East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt region. Mid Corn Belt prices are typically significantly higher than Tampa ammonia prices.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to revenue recognition, inventories, valuation of long-lived assets and intangible assets, recoverability of goodwill, accounting for major maintenance and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. No material change has occurred to our critical accounting policies and estimates from the information provided in the Annual Report.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for the periods presented may not be comparable with our results of operations for the subsequent periods for the reasons discussed below.

Acquired Operations

Fulghum’s operations are included in our historical operating results from the closing date of the Fulghum Acquisition, which was May 1, 2013. Fulghum provides wood fibre processing and wood yard operations services, and sells wood chips to the pulp, paper and packaging industry. It also owns and manages forestland and sells bark to industrial consumers in South America. The operations of NEWP are included in our historical operating results from the closing date of the NEWP Acquisition, which was May 1, 2014. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets. For periods after the closing of each acquisition: (i) our general and administrative expenses as well as sales-related expenses have increased due to the addition of the acquired operations; (ii) our depreciation and amortization expenses have increased due to the increase in tangible and definite lived intangible assets, which were recorded at fair value on the date of the acquisition; and (iii) our interest expense has increased due to the debt assumed with the acquisition that continues to be outstanding. Due to these factors, our operating results for the periods prior to and after the closing dates of the Fulghum Acquisition and NEWP Acquisition may not be comparable.

Expansion Projects and Other Significant Capital Projects

We have commenced and are evaluating additional potential projects to expand our production capabilities and product offerings. We expect to incur significant costs and expenses developing and building such projects. Our depreciation expense has increased and we expect our depreciation expense to further increase as we place additional assets into service. Consequently, our operating results may not be comparable for periods before, during and after the construction of any expansion project or other significant capital project.

Acquisitions

One of our business strategies is to pursue acquisitions in related businesses. We are pursuing acquisitions related to our wood fibre processing business. We may also pursue acquisitions of assets and businesses that generate qualifying income for RNP. If completed, acquisitions could have significant effects on our business, financial condition and results of operations. We cannot assure you that we will enter into any definitive agreements on satisfactory terms, or at all, with respect to any acquisitions. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

Seasonality

Our East Dubuque Facility

Our sales are seasonal. Consequently, operating results for the interim periods are not necessarily indicative of results to be expected for the year. Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility by quarter for the six months ended June 30, 2014 and for each comparable quarter in the years ended December 31, 2013, 2012 and 2011.

	2014	2013	2012	2011
Quarter ended March 31	92	110	92	89
Quarter ended June 30	193	144	160	213
Quarter ended September 30	n/a	176	180	125
Quarter ended December 31	n/a	70	133	145

Total Tons Shipped	285	500	565	572

We typically ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year. The next highest volume of tons shipped is typically after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year. Certain weather and soil conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

As a result of the seasonality of shipments and sales, we experience significant fluctuations in our East Dubuque Facility’s revenues, income, net working capital levels and cash available for distribution from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our East Dubuque Facility’s products are typically sold for later shipment under product prepayment contracts. The timing of these sales and the amount of down payment as a percentage of the total contract price may vary with market conditions. The variation in the timing of these sales and contract terms may add to the seasonality of our cash flows and working capital.

Our Pasadena Facility

We have observed significant seasonality and effects of weather on the demand for and timing of deliveries for our Pasadena Facility’s domestic products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decrease in the summer, and increase again in the fall. We adjust the sales prices of these products seasonally in order to facilitate distribution of the products throughout the year. International sales to Brazil and New Zealand may partially offset this domestic seasonal pattern. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility. We also have an arrangement with IOC that permits us to store 59,500 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers. We manage the storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to cease or reduce production of the product until such capacity became available. Our Pasadena Facility’s fertilizer products are sold on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility by quarter for the six months ended June 30, 2014 and for each quarter in the year ended December 31, 2013.

	2014	2013
Quarter ended March 31	155	110
Quarter ended June 30	215	178
Quarter ended September 30	n/a	202
Quarter ended December 31	n/a	140

Total Tons Shipped	370	630

Our Wood Fibre Processing Business

Our Wood Chipping Business – Fulghum Fibres

Our wood chipping mills typically operate continuously throughout the year; however, there may be quarter-to-quarter fluctuations in processing revenue at individual mills. These fluctuations are usually due to variations in customer-controlled deliveries of logs, production levels at customers’ mills and/or weather-related events. The variation in revenue of our United States mills is typically mitigated by provisions for minimum volume requirements and shortfall fees in our contracts with customers. Under our processing agreements, the customer generally has the opportunity to compensate for any shortfall below minimum requirements with additional volumes in subsequent months before it is required to pay a shortfall fee. In advance of periods when heavy rain is expected to prevent deliveries or make deliveries of logs to the mills difficult, we frequently coordinate delivery schedules with our customers to enable more continuous processing during the rainy season. Based on the expected supply requirements of our customers, the terms of our processing agreements and our focus on maintaining proper log inventories, we do not expect to experience material seasonality in Fulghum’s United States or Uruguayan operations. Two of our mills in Chile, however, typically cease wood chip processing operations for one to two months during their winter season due to the customer’s inability to harvest and deliver logs to our facilities. A significant portion of the revenue in Fulghum’s South American operations is derived from the sale of wood chips, primarily for export from Chile. This portion of revenue, and the associated profits, may be more variable than the revenue and profits derived from processing fees pursuant to long-term contracts.

Our Wood Pellet Business – Industrial

We have entered into long-term off-take contracts with Drax and OPG, which are utility companies that operate throughout the year. Once we complete the Atikokan and Wawa Projects, we intend to produce wood pellets from these facilities throughout the year to meet these demands. Ground conditions during the wet season referred to as “Spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood. To mitigate this potential interruption of wood supply, we expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months. The inventory build-up may increase our working capital requirements. The Port of Quebec typically remains ice-free during the winter months, which we expect will reduce the risk of interruptions in shipments to Drax.

Our Wood Pellet Business – NEWP

All of our NEWP facilities and customers are located in the Northeastern United States. Since our wood pellets are used for heating, our sales are seasonal. For the last three years, over 60% of our annual sales have taken place during the months of September through February. As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. To accommodate our seasonal sales, we build up our inventory during the months of March through August of each year. The inventory build-up typically increases our working capital requirements.

Business Segments

We operate in five business segments, which are East Dubuque, Pasadena, Fulghum Fibres, Wood Pellets: Industrial and Wood Pellets: NEWP. See “Note 15 — Segment Information” in “Part I—Item 1. Financial Statements” in this report for more information on the description of the segments. Fulghum’s and NEWP’s operations are included in our historical operating results from the closing date of the Fulghum Acquisition, which was May 1, 2013, and the NEWP Acquisition, which was May 1, 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
East Dubuque	$73,943	$61,717	$102,434	$96,266
Pasadena	39,666	42,239	67,455	67,254
Fulghum Fibres	19,836	16,105	48,387	16,105
Wood Pellets: Industrial	667	—	667	—
Wood Pellets: NEWP	5,778	—	5,778	—

Total revenues	$139,890	$120,061	$224,721	$179,625

Gross profit (loss)
East Dubuque	$32,952	$37,493	$45,350	$56,239
Pasadena	(4,733)	2,355	(3,367)	6,328
Fulghum Fibres	2,019	2,425	6,150	2,425
Wood Pellets: Industrial	114	—	114	—
Wood Pellets: NEWP	1,087	—	1,087	—

Total gross profit	$31,439	$42,273	$49,334	$64,992

Selling, general and administrative expenses
East Dubuque	$1,088	$1,097	$2,221	$2,442
Pasadena	1,247	1,342	3,076	2,584
Fulghum Fibres	1,651	859	3,052	859
Wood Pellets: Industrial	3,340	812	5,408	1,883
Wood Pellets: NEWP	391	—	391	—

Total segment selling, general and administrative expenses	$7,717	$4,110	$14,148	$7,768

Depreciation and amortization
East Dubuque	$38	$33	$75	$106
Pasadena	337	875	633	1,750
Fulghum Fibres	950	718	141	718
Wood Pellets: Industrial	35	—	54	—
Wood Pellets: NEWP(1)	(98)	—	(98)	—

Total segment depreciation and amortization recorded in operating expenses	$1,262	$1,626	$805	$2,574

East Dubuque	5,117	2,450	7,322	4,682
Pasadena	2,137	1,030	2,903	1,457
Fulghum Fibres	1,782	1,557	3,576	1,557
Wood Pellets: NEWP	278	—	278	—

Total depreciation and amortization expense recorded in cost of sales	9,314	5,037	14,079	7,696

Total depreciation and amortization	$10,576	$6,663	$14,884	$10,270

Net income (loss)
East Dubuque	$31,578	$36,044	$42,787	$53,314
Pasadena	(33,546)	34	(34,332)	1,850
Fulghum Fibres	(989)	128	665	128
Wood Pellets: Industrial	(3,163)	(812)	(4,807)	(1,883)
Wood Pellets: NEWP	742	—	742	—

Total segment net income (loss)	$(5,378)	$35,394	$5,055	$53,409

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$(5,378)	$35,394	$5,055	$53,409
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,169)	(2,462)	(4,485)	(4,616)
RNP – partnership and unallocated expenses recorded as other expense	—	(1,178)	—	(1,390)
RNP – unallocated interest expense and loss on interest rate swaps	(4,787)	(4,019)	(9,769)	(5,730)
RNP – Income tax benefit	—	302	—	302
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(7,756)	(6,252)	(14,581)	(13,022)
Corporate and unallocated depreciation and amortization expense	(132)	(139)	(265)	(323)
Corporate and unallocated expenses recorded as other expense	(1,191)	(9)	(1,183)	(26)
Corporate and unallocated interest expense	(20)	—	(324)	—
Corporate income tax benefit (expense)	(33)	24,165	(37)	24,877
Loss from discontinued operations, net of tax	(1,567)	(1,496)	(3,038)	(8,389)

Consolidated net income (loss)	$(23,033)	$44,306	$(28,627)	$45,092

(1)	Amortization of customer relationships resulted in a credit in the current reporting period.

Corporate and unallocated expenses recorded as other expense for the three and six months ended June 30, 2014 consist primarily of loss on debt extinguishment of $0.9 million caused by the payoff of the RNHI Revolving Loan, and loss on fair value adjustment to earn-out consideration of $0.3 million primarily related to NEWP. In 2013, we released a valuation allowance of $26.3 million resulting from recording of deferred tax liabilities related to the Fulghum Acquisition.

THREE AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2013:

Continuing Operations

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
East Dubuque	$73,943	$61,717	$102,434	$96,266
Pasadena	39,666	42,239	67,455	67,254

Total RNP	113,609	103,956	169,889	163,520
Fulghum Fibres	19,836	16,105	48,387	16,105
Wood Pellets: Industrial	667	—	667	—
Wood Pellets: NEWP	5,778	—	5,778	—

Total revenues	$139,890	$120,061	$224,721	$179,625

East Dubuque

	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	72	$39,705	41	$30,444
UAN	82	25,329	59	21,119
Urea (liquid and granular)	14	6,989	15	7,538
Carbon dioxide (CO2)	22	742	24	838
Nitric acid	3	1,060	5	1,787
Other	N/A	118	N/A	(9)

Total — East Dubuque	193	$73,943	144	$61,717

	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	79	$43,240	52	$38,490
UAN	131	38,353	120	39,513
Urea (liquid and granular)	27	12,729	26	13,436
Carbon dioxide (CO2)	42	1,435	47	1,624
Nitric acid	6	2,041	9	3,130
Other	N/A	4,636	N/A	73

Total — East Dubuque	285	$102,434	254	$96,266

We generate revenue from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, which are nitrogen fertilizers, as well as nitric acid and CO2 , using natural gas as a feedstock. These nitrogen fertilizer products are used primarily in the production of corn. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers who use nitrogen fertilizer.

Revenues for the three months ended June 30, 2014 were $73.9 million, compared to $61.7 million for the same period last year. The increase was the result of higher ammonia and UAN deliveries, partially offset by lower sales prices for ammonia and UAN. Revenues for the six months ended June 30, 2014 were $102.4 million, compared to $96.3 million for the same period last year. The increase was the result of higher ammonia and UAN deliveries, and natural gas sales, partially offset by lower sales prices for ammonia and UAN.

Weather and soil conditions in the upper Mid Corn Belt were optimal for applying ammonia, making it the preferred nitrogen product of farmers in the region. UAN sales volumes also benefited from the favorable weather in the region.

Average sales prices per ton for the three months ended June 30, 2014 were 26% lower for ammonia and 14% lower for UAN, as compared with the same period last year. These two products comprised 88% of the total revenues for the three months ended June 30, 2014 and 84% of total revenues for the same period last year. Average sales prices per ton for the six months ended June 30, 2014 were 26% lower for ammonia and 11% lower for UAN, as compared with the same period last year. These two products comprised 80% of the total revenues for the six months ended June 30, 2014 and 81% of total revenues for the same period last year. The decreases in our sales prices for ammonia and UAN were consistent with the decline in global nitrogen fertilizer prices between the two periods. These decreases were caused by significantly higher levels of low-priced urea in the global market, particularly from China. Prices were also affected by additional nitrogen fertilizer production brought on line in North America over the last 12 months.

Other revenues consist primarily of natural gas sales. We occasionally sell natural gas when purchase commitments exceed production requirements and/or storage capacities, or when the margin from selling natural gas exceeds the margin from producing additional ammonia. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain. During the first quarter of 2014, temporary operational problems with a natural gas pipeline in the Midwest caused a significant spike in the local price of natural gas. This created a unique opportunity to purchase natural gas from other locations at lower prices for the purpose of reselling it at significantly higher prices. We also sold natural gas originally purchased for production at a gross profit that exceeded the expected gross profits from additional production using that natural gas. During the first quarter of 2014, we sold, at an average price of $29.90 per MMBtu, 151,000 MMBtus of natural gas that cost an average of $9.42 per MMBtu. Almost half of the natural gas sold had been intended for production. The total $4.5 million in natural gas sales resulted in a gross profit of $3.1 million, which was significantly higher than the profit we would likely have realized on the 2,900 tons of lost ammonia production.

Pasadena

	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	174	$35,074	114	$32,959
Sulfuric acid	20	1,902	39	3,828
Ammonium thiosulfate	21	2,232	25	4,667
Other	N/A	458	N/A	785

Total — Pasadena	215	$39,666	178	$42,239

	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	286	$56,468	168	$50,175
Sulfuric acid	41	3,673	80	7,893
Ammonium thiosulfate	43	6,332	40	7,561
Other	N/A	982	N/A	1,625

Total — Pasadena	370	$67,455	288	$67,254

We generate revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produces ammonium sulfate and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid. These fertilizer products are used in growing corn, soybeans, potatoes, cotton, canola, alfalfa and wheat.

Revenues for the three months ended June 30, 2014 were $39.7 million, compared to $42.2 million for the same period last year. A reduction in sales prices for all products was partially offset by an increase in ammonium sulfate sales volumes. Revenues for the six months ended June 30, 2014 were $67.5 million, compared to $67.3 million for the same period last year. An increase in ammonium sulfate sales volumes was almost completely offset by lower sales prices for all products and lower sales volumes for sulfuric acid and ammonium thiosulfate.

Production of ammonium sulfate increased after the completion of the debottlenecking project in December 2013, and sales increased due to favorable weather during the planting season, and an increase in international sales. Production of ammonium sulfate increased by 16% for the three and six months ended June 30, 2014 as compared to the same periods last year. We produce ammonium sulfate by combining ammonia and sulfuric acid. After expanding ammonium sulfate production capacity, less sulfuric acid was available for sale. This was the reason for the decline in sulfuric acid sales volume during the three and six months ended June 30, 2014 as compared to the same period last year. During 2014, international sales were more than double the amount of international sales for the comparable period last year.

Average sales prices per ton dropped by 30% for ammonium sulfate and by 3% for sulfuric acid for the three months ended June 30, 2014, as compared with the same period last year. These two products comprised 93% of our Pasadena Facility’s revenues for the three months ended June 30, 2014 and 87% for the same period last year. Average sales prices per ton dropped by 34% for ammonium sulfate and by 9% for sulfuric acid for the six months ended June 30, 2014 as compared with the same period last year. These two products comprised 89% of our Pasadena Facility’s revenues for the six months ended June 30, 2014 and 86% for the same period last year. A higher proportion of export sales, priced lower than domestic sales, contributed to the decline in average product price. A global decline in nitrogen fertilizer prices, along with higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originate from new plants that produce ammonium sulfate as a by-product of caprolactam.

The scarcity of rail cars throughout North America during the first half of 2014 hampered ammonium sulfate deliveries during the period. We leased rail cars directly to help alleviate the problem, but the inability to move product affected opportunities to pursue additional business. The lack of rail cars also caused storage capacity constraints at the plant that required a curtailment of production for five days in April. Rail availability is now back to normal.

Fulghum Fibres

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Services	$16,424	$11,732	$35,387	$11,732
Product	3,412	4,373	13,000	4,373

Total revenues — Fulghum	$19,836	$16,105	$48,387	$16,105

We generate revenues at Fulghum Fibres from providing wood fibre processing and wood yard operation services, and selling wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America.

Revenues were $19.8 million for the three months ended June 30, 2014 compared to $16.1 million for the same period last year. The increase was due to our ownership of Fulghum for the full three months ended June 30, 2014 as compared to two months last year. For the three months ended June 30, 2014, $14.6 million of revenues were generated from operations in the United States, while $5.2 million of revenues were from South America. For the same period last year, $9.8 million of revenues were generated from United States operations; $6.3 million of revenues were from South America. Service revenues are those earned under the agreements for wood fibre processing services and wood yard operations. Product revenues are those earned by our Chilean operations from the sale of wood chips and bark. During the three months ended June 30, 2014, our mills in the United States processed 3.1 million green metric tons, or GMT, of logs into wood chips and residual fuels; our mills in South America processed 0.5 million GMT of logs into wood chips and residual fuels. Several of Fulghum’s customers experienced outages at their product mills causing lower than expected processing volumes for Fulghum for the period. During the customers’ downtime, Fulghum conducted deferred maintenance at several of its facilities, which is expected to lead to improved operating performance in the future. Completing this deferred maintenance, however, increased operating costs during the quarter.

Revenues were $48.4 million for the six months ended June 30, 2014 compared to $16.1 million for the same period last year. The increase was due to our ownership of Fulghum for the full six months ended June 30, 2014 as compared to two months last year. For the six months ended June 30, 2014, $28.8 million of revenues were generated from operations in the United States, while $19.6 million of revenues were from South America. For the same period last year, $9.8 million of revenues were generated from operations in United States; $6.3 million of revenues were from South America. During the six months ended June 30, 2014, our mills in the United States processed 6.1 million GMT of logs into wood chips and residual fuels; our mills in South America processed 1.3 million GMT of logs.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically utilities generating electricity. The first revenues for this segment, $0.7 million, were recognized during the second quarter of 2014. During the three and six months ended June 30, 2014, the Atikokan Project acquired and delivered to OPG 3,300 metric tons of wood pellets sourced from KD Quality Pellets.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States heating market. Revenues were $5.8 million from May 1, 2014 through June 30, 2014 on deliveries of 28,000 tons of wood pellets. Cold weather extended into the spring, causing deliveries of, and prices for, our wood pellets to be higher in some markets. These factors yielded higher revenues than are typical for this time of year.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of sales:
East Dubuque	$40,991	$24,224	$57,084	$40,027
Pasadena	44,399	39,884	70,822	60,926

Total RNP	$85,390	$64,108	$127,906	$100,953
Fulghum Fibres	17,817	13,680	42,237	13,680
Wood Pellets: Industrial	553	—	553	—
Wood Pellets: NEWP	4,691	—	4,691	—

Total cost of sales	$108,451	$77,788	$175,387	$114,633

East Dubuque

Cost of sales primarily consists of expenses for purchasing natural gas, as well as for labor and depreciation. Cost of sales for the three months ended June 30, 2014 was $41.0 million, compared to $24.2 million for the same period last year. The increase in the cost of sales was primarily due to an increase in costs of natural gas, labor, depreciation, and electricity. Increased natural gas costs were due to an overall market increase in the cost of natural gas and an increase in the amount of product sold. Increased labor costs were due to an increase in the amount of product sold. Natural gas comprised 51% and labor costs comprised 14% of cost of sales on product shipments for the three months ended June 30, 2014. For the same period last year, natural gas was 47% and labor was 14% of cost of sales. Depreciation expense included in cost of sales was $5.1 million for the three months ended June 30, 2014 and $2.5 million for the same period last year. The increase in depreciation expense is primarily due to the completion of the ammonia expansion project in 2013 and the increase in product sold in 2014 compared to 2013. Increased electricity costs were the result of an increase in electricity usage and rates, and in the amount of product sold. The electricity usage increased due to the new ammonia syngas compressor installed as part of the ammonia expansion project.

Cost of sales for the six months ended June 30, 2014 was $57.1 million, compared to $40.0 million for the same period last year. The increase in the cost of sales was primarily due to an increase in costs of natural gas, labor, depreciation, and electricity. Increased natural gas costs were due to an overall market increase in the cost of natural gas, an increase in the amount of product sold and additional natural gas purchased for resale. The cost of natural gas sold was $1.4 million higher in 2014 than in 2013. Increased labor costs were due to an increase in the amount of product sold. Natural gas comprised 51% and labor costs comprised 15% of cost of sales on product shipments for the six months ended June 30, 2014. For the same period last year, natural gas was 45% and labor was 14% of cost of sales. Depreciation expense included in cost of sales was $7.3 million for the six months ended June 30, 2014 and $4.7 million for the same period last year. The increase in depreciation expense is primarily due to the completion of the ammonia expansion project in 2013 and the increase in product sold in 2014 compared to 2013. Increased electricity costs were the result of an increase in electricity usage and rates, and in the amount of product sold. The electricity usage increased due to the new ammonia syngas compressor installed as part of the ammonia expansion project.

Pasadena

Cost of sales primarily consists of expenses for purchasing ammonia and sulfur, as well as for labor and depreciation. Cost of sales for the three months ended June 30, 2014 was $44.4 million, compared to $39.9 million for the same period last year. The increase in cost of sales was primarily the result of selling a higher volume of ammonium sulfate. Ammonia and sulfur together comprised 55% of cost of sales for the three months ended June 30, 2014 and 68% for the same period last year. Labor costs comprised 9% of cost of sales for the three months ended June 30, 2014 and 5% for the same period last year. For the three months ended June 30, 2014, we wrote down our ammonium sulfate inventory by $2.8 million, because production costs exceeded market prices. During the same period last year, we wrote down our ammonium sulfate inventory by $1.8 million. Current prices for ammonia and sulfur, key inputs for ammonium sulfate, have increased significantly. Global ammonia supplies are tight, supported by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political issues in Libya and Ukraine.

Depreciation expense included in cost of sales was $2.1 million for the three months ended June 30, 2014 and $1.0 million for the same period last year. Increased depreciation expense had two main causes: the completion of the debottlenecking project in 2013, and the increase in product sold in 2014 compared to 2013.

Cost of sales for the six months ended June 30, 2014 was $70.8 million, compared to $60.9 million for the same period last year. The increase in cost of sales was primarily the result of selling a higher volume of ammonium sulfate. Ammonia and sulfur together comprised 61% of cost of sales for the six months ended June 30, 2014 and 71% for the same period last year. Labor costs comprised 8% of cost of sales for the six months ended June 30, 2014 and 5% for the same period last year. For the six months ended June 30, 2014, we wrote down our ammonium sulfate inventory by $2.8 million, because production costs exceeded market prices. During the same period last year, we wrote down our ammonium sulfate, sulfur and sulfuric acid inventory by $2.3 million due to lower market prices of ammonium sulfate and sulfuric acid.

Depreciation expense included in cost of sales was $2.9 million for the six months ended June 30, 2014 and $1.5 million for the same period last year. Increased depreciation expense had two main causes: the completion of the debottlenecking project in 2013, and the increase in product sold in 2014 compared to 2013.

Fulghum Fibres

Costs for our wood chipping mill operations include (i) service costs, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our operations in South America, which consist of costs to purchase, process and export forestry products. Cost of sales for the three months ended June 30, 2014 was $17.8 million, compared to $13.7 million for the same period last year. The increase in cost of sales was primarily due to our owning Fulghum for the full three months ended June 30, 2014 as compared to two months last year. For the three months ended June 30, 2014, service costs represented 79% of our cost of sales, while product costs represented 21%. For the same period last year, service costs represented 70% and product costs represented 30%. Labor costs comprised 30% of the cost of sales for the three months ended June 30, 2014 and 24% for the same period last year. Repairs and maintenance and utilities comprised 31% of cost of sales for the three-month period ended June 30, 2014 and 29% for the same period last year. Depreciation expense included in cost of sales was $1.8 million during the three-month period ended June 30, 2014 and $1.6 million for the same period last year.

Cost of sales for the six months ended June 30, 2014 was $42.2 million, compared to $13.7 million for the same period last year. The increase in cost of sales was primarily due to our owning Fulghum for the full six months ended June 30, 2014 as compared to two months last year. For the six months ended June 30, 2014, service costs represented 69% of our cost of sales, while product costs represented 31%. Labor costs comprised 25% of the cost of sales for the six months ended June 30, 2014 and 24% for the same period last year. Repairs and maintenance and utilities comprised 30% of cost of sales for each of the six-month periods ended June 30, 2014 and 2013. Depreciation expense included in cost of sales was $3.6 million during the six month ended June 30, 2014 and $1.6 million for the same period last year.

A fire at our mill in Maine during the first quarter disrupted operations, causing lower processing volumes and higher than typical processing costs at the facility during the six months ended June 30, 2014. Recoveries from our insurance policies offset a significant portion of these additional operating costs.

Wood Pellets: Industrial

We have not yet begun producing wood pellets at either the Atikokan or Wawa Projects. As a result, cost of sales primarily consists of purchasing and transporting wood pellets. Wood pellet purchases in cost of sales were $0.5 million during the three and six months ended June 30, 2014.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for the procurement of wood fibre, packaging, labor, electricity, and depreciation. Cost of sales during the period was $4.7 million. Wood fibre comprised 48% of cost of sales, while packaging accounted for 12%, labor 7%, and electricity and freight 6% each. Depreciation expense included in the cost of sales was $0.3 million. Cost of sales also included a $0.2 million write-up of inventory to fair value as part of the NEWP Acquisition.

Gross Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross profit (loss):
East Dubuque	$32,952	$37,493	$45,350	$56,239
Pasadena	(4,733)	2,355	(3,367)	6,328

Total RNP	$28,219	$39,848	$41,983	$62,567
Fulghum Fibres	2,019	2,425	6,150	2,425
Wood Pellets: Industrial	114	—	114	—
Wood Pellets: NEWP	1,087	—	1,087	—

Total gross profit	$31,439	$42,273	$49,334	$64,992

East Dubuque

Gross profit was $33.0 million for the three months ended June 30, 2014, compared to $37.5 million for the same period last year. Gross profit margin for the three months ended June 30, 2014 was 45%, compared to 61% for the same period last year. Gross profit was $45.4 million for the six months ended June 30, 2014, compared to $56.2 million for the same period last year. Gross profit margin for the six months ended June 30, 2014 was 44%, compared to 58% for the same period last year. The decrease in gross profit was due to increased natural gas, labor, depreciation and electricity costs that more than offset increases in revenues. The decrease in gross profit margin was due to lower product prices in addition to increased natural gas costs.

Gross profit margin can vary significantly from period to period. Nitrogen fertilizer and natural gas are both commodities, which means that their prices can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our East Dubuque Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally.

Pasadena

Gross loss was $4.7 million for the three months ended June 30, 2014, compared to gross profit of $2.4 million for the same period last year. Gross loss margin for the three months ended June 30, 2014 was 12%, compared to gross profit margin of 6% for the same period last year. The decreases in gross profit and gross profit margin were primarily due to declines in average sales prices for ammonium sulfate, increases in the cost of raw materials and a write-down of inventories.

Gross loss was $3.4 million for the six months ended June 30, 2014, compared to gross profit of $6.3 million for the same period last year. Gross loss margin for the six months ended June 30, 2014 was 5%, compared to gross profit margin of 9% for the same period last year. The decreases in gross profit and gross profit margin were primarily due to declines in average sales prices for ammonium sulfate, increases in the cost of raw materials and a write-down of inventories.

Similar to our gross profit margin at our East Dubuque Facility, gross profit margin can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our Pasadena Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally. Moreover, forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, so it is not possible to lock product prices and input prices at the same time, as has been our practice for a portion of the sales of the most important products of our East Dubuque Facility. Since input prices for ammonium sulfate are typically fixed several months before the corresponding product price, margins may be compressed during a declining commodity market. See “Note 10 — Goodwill” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Fulghum Fibres

Gross profit was $2.0 million for the three months ended June 30, 2014 compared to $2.4 million for the same period last year. Gross profit margin for the three months ended June 30, 2014 was 10% compared to 15% for the same period last year. The decrease in gross profit margin was primarily due to lower processing volumes and increased processing costs at various mills, including those associated with the fire at our mill in Maine.

Gross profit was $6.2 million for the six months ended June 30, 2014 compared to $2.4 million for the same period last year. Gross profit margin for the six months ended June 30, 2014 was 13% compared to 15% for the same period last year. The decrease in gross profit margin was primarily due to lower processing volumes and increased processing costs at various mills, including those associated with the fire at our mill in Maine.

Wood Pellets: Industrial

Gross profit for the three and six months ended was June 30, 2014 was $0.1 million. Gross profit margin was 17% for the three and six months ended June 30, 2014.

Wood Pellets: NEWP

Gross profit for the three and six months ended was June 30, 2014 was $1.1 million. Gross profit margin was 19% for the three and six months ended June 30, 2014.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating expenses:
East Dubuque	$1,354	$1,123	$2,518	$2,556
Pasadena	28,786	2,217	30,911	4,334
RNP – partnership and unallocated expenses	2,169	2,462	4,485	4,616

Total RNP	32,309	5,802	37,914	11,506
Fulghum Fibres	2,602	1,580	3,194	1,580
Wood Pellets: Industrial	3,375	812	5,120	1,883
Wood Pellets: NEWP	293	—	293	—
Corporate and unallocated expenses	7,903	6,391	14,861	13,345

Total operating expenses	$46,482	$14,585	$61,382	$28,314

East Dubuque

Operating expenses consist primarily of selling, general and administrative expenses, depreciation expense and asset disposal costs. Selling, general and administrative expenses for each of the three-month periods ended June 30, 2014 and 2013 were $1.1 million. A portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes. Asset disposal costs were $0.2 million related to the removal of a prill tower.

Selling, general and administrative expenses for the six-month period ended June 30, 2014 were $2.2 million, compared to $2.4 million for the same period last year. Depreciation expense included in operating expense was $0.1 million for each of the six months ended June 30, 2014 and 2013. Asset disposal costs were $0.2 million related to the removal of a prill tower.

Pasadena

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense and Pasadena goodwill impairment. Selling, general and administrative expenses for the three months ended June 30, 2014 were $1.2 million, compared to $1.3 million for the same period last year. The decrease was primarily due to a decrease in professional fees of $0.2 million, partially offset by an increase in personnel cost of $0.1 million. Depreciation and amortization expense included in operating expense was $0.3 million for the three months ended June 30, 2014 compared to $0.9 million for the same period last year. These amounts represent primarily amortization of intangible assets. The decrease was primarily due to an intangible asset having been fully amortized at December 31, 2013. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes. Pasadena goodwill impairment was $27.2 million for the three months ended June 30, 2014. See “Note 10 — Goodwill” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $3.1 million, compared to $2.6 million for the same period last year. The increase was primarily due to an increase in personnel costs of $0.6 million, including severance costs of $0.2 million, and software maintenance of $0.2 million, partially offset by lower professional fees of $0.3 million. Depreciation and amortization expense included in operating expense was $0.6 million for the six months ended June 30, 2014 compared to $1.8 million for the same period last year. These amounts represent primarily amortization of intangible assets. The decrease was primarily due to an intangible asset having been fully amortized at December 31, 2013. Pasadena goodwill impairment was $27.2 million for the six months ended June 30, 2014.

RNP – Partnership and Unallocated Expenses

Partnership and unallocated expenses represent costs that relate directly to RNP and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for RNP; unit-based compensation expense for executives of RNP; services from Rentech for executive, legal, finance, accounting, human resources and investor relations support in accordance with the services agreement; audit and tax fees; legal fees; compensation for RNP partnership level personnel; certain insurance costs; and board expense. The decrease of $0.3 million in partnership and unallocated expenses between the three months ended June 30, 2014 and the same period last year was primarily due to a decrease in development costs of $0.4 million and unit-based compensation of $0.1 million, partially offset by an increase of $0.1 million in each of personnel costs and accounting fees. Non-cash unit–based compensation expense was $0.4 million for the three months ended June 30, 2014 and $0.5 million for the same period last year.

The decrease of $0.1 million in partnership and unallocated expenses between the six months ended June 30, 2014 and the same period last year was primarily due to a decrease of $0.3 million in each of unit-based compensation and development costs, partially offset by an increase of $0.2 million in each of personnel costs and accounting fees. Non-cash unit–based compensation expense was $0.9 million for the six months ended June 30, 2014 and $1.1 million for the same period last year.

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses for the three months ended June 30, 2014 were $1.7 million and $0.9 million for the same period last year. These expenses were for general administrative purposes, such as general management salaries and travel, legal, consulting, and information technology. The increase was due to our ownership of Fulghum for the full three months ended June 30, 2014 as compared to two months last year. Depreciation and amortization expense included in operating expense for the three months ended June 30, 2014 was $0.9 million compared to $0.7 million for the same period last year.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $3.1 million and $0.9 million for the same period last year. These expenses were for general administrative purposes, such as general management salaries and travel, legal, consulting, and information technology. The increase was due to our ownership of Fulghum for the full six months ended June 30, 2014 as compared to two months last year. Depreciation and amortization expense included in operating expense for the six months ended June 30, 2014 was $0.1 million and $0.7 million for the same period last year.

At the time of the Fulghum Acquisition, we recorded customer relationships at their fair market values as part of purchase accounting for the acquisition. Certain processing agreements underlying those customer relationships had negative fair values. Amortization of these unfavorable processing agreements in the first quarter of 2014 exceeded amortization of favorable processing agreements resulting in a credit in depreciation and amortization expense. This is the reason for the higher amount of second quarter depreciation expense than the year-to-date amount. The majority of depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Wood Pellets: Industrial

Operating expenses consist primarily of selling, general and administrative expenses, which include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Projects, and other business development costs. Our operating expenses are not indicative of the amount of operating expenses we expect after the Atikokan and Wawa Projects are commissioned and operating. Once we begin producing and selling wood pellets, certain expenses will be capitalized to product inventory and eventually run through cost of sales when the inventories are sold.

Operating expenses were $3.4 million for the three months ended June 30, 2014 compared to $0.8 million for the same period last year. The increase was due to increases in professional and consulting services of $1.0 million, personnel costs of $0.6 million, rail car expenses of $0.5 million and utilities and other plant start-up costs of $0.4 million.

Operating expenses were $5.1 million for the six months ended June 30, 2014 compared to $1.9 million for the same period last year. The increase was due to increases in professional and consulting services of $1.1 million, personnel costs of $1.0 million, utilities and other plant start-up costs of $0.7 million and rail car expenses of $0.6 million.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses for the three and six months ended June 30, 2014 were $0.4 million. Depreciation and amortization expense included in operating expense for the three and six months ended June 30, 2014 was ($0.1) million.

At the time of the NEWP Acquisition, we recorded customer relationships at their fair values as part of purchase accounting for the acquisition. Amortization of these customer relationships in the three months ended June 30, 2014 resulted in a credit in depreciation and amortization expense. The majority of depreciation expense relates to wood pellet processing assets and was recorded in cost of sales.

Corporate and Unallocated Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses include cash and non-cash personnel costs, acquisition related expenses, insurance costs, facilities expenses, information technology costs and professional services fees for legal, audit, tax and investor relations activities. Selling, general and administrative expenses were $7.8 million for the three-month period ended June 30, 2014 and $6.3 million for the same period last year. The increase was primarily due to $1.4 million in costs associated with evaluating shareholder proposals and making settlements with shareholders, and $0.7 million in transaction costs related to the NEWP Acquisition. These increases were partially offset by a decrease of $0.4 million in professional fees and $0.3 million in personnel costs. Non-cash equity-based compensation expense was $1.5 million for the three months ended June 30, 2014 and $1.6 million for the same period last year.

Selling, general and administrative expenses were $14.6 million for the six-month period ended June 30, 2014 and $13.0 million for the same period last year. The increase was primarily due to $1.8 million in costs associated with evaluating shareholder proposals and making settlements with shareholders, and $1.1 million in transaction costs related to the NEWP Acquisition. These increases were partially offset by a decrease of $0.9 million in personnel costs and $0.3 million in professional fees. Non-cash equity-based compensation expense was $2.8 million for the six months ended June 30, 2014 and $2.9 million for the same period last year.

Operating Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating income (loss):
East Dubuque	$31,598	$36,370	$42,832	$53,683
Pasadena	(33,519)	138	(34,278)	1,994
RNP- partnership and unallocated expenses	(2,169)	(2,462)	(4,485)	(4,616)

Total RNP	(4,090)	34,046	4,069	51,061
Fulghum Fibres	(583)	845	2,956	845
Wood Pellets: Industrial	(3,261)	(812)	(5,006)	(1,883)
Wood Pellets: NEWP	794	—	794	—
Corporate and unallocated expenses	(7,903)	(6,391)	(14,861)	(13,345)

Total operating income (loss)	$(15,043)	$27,688	$(12,048)	$36,678

East Dubuque

Operating income was $31.6 million for the three months ended June 30, 2014 compared to $36.4 million for the same period last year. The decrease was primarily due to lower product pricing and higher cost of sales as described above. Operating income was $42.8 million for the six months ended June 30, 2014 compared to $53.7 million for the same period last year. The decrease was primarily due to lower product pricing and higher cost of sales partially offset by lower selling, general and administrative expenses as described above.

Pasadena

Operating loss was $33.5 million for the three months ended June 30, 2014 compared to operating income of $0.1 million for the same period last year. The decrease was primarily due to the Pasadena goodwill impairment, the decline in average sales prices for ammonium sulfate and increases in the cost of raw materials, partially offset by lower depreciation and amortization expense as described above. Operating loss was $34.3 million for the six months ended June 30, 2014 compared to operating income of $2.0 million for the same period last year. The decrease was primarily due to the Pasadena goodwill impairment, the decline in average sales prices for ammonium sulfate, increases in the cost of raw materials and higher selling, general and administrative expenses, partially offset by lower depreciation and amortization expense as described above.

RNP – Partnership and Unallocated Expenses

Operating loss was $2.2 million for the three months ended June 30, 2014 and $2.5 million for the same period last year. The decrease was primarily due to a decrease in unit-based compensation and development costs, partially offset by an increase in personnel costs and accounting fees as described above. Operating loss was $4.5 million for the six months ended June 30, 2014 and $4.6 million for the same period last year. The decrease was primarily due to a decrease in unit-based compensation and development costs, partially offset by an increase in accounting fees and personnel costs as described above.

Fulghum Fibres

Operating loss was $0.6 million for the three months ended June 30, 2014 compared to operating income of $0.8 million for the same period last year. The decrease in operating income was due to higher processing costs and selling, general and administrative expenses as described above. Operating income was $3.0 million for the six months ended June 30, 2014 and $0.8 million for the same period last year. The increase in operating income was due to our ownership of Fulghum for the full six months ended June 30, 2014 as compared to two months last year, partially offset by higher processing costs as described above.

Wood Pellets: Industrial

Operating loss was $3.3 million for the three months ended June 30, 2014 compared to $0.8 million for the same period last year. The increase was due to costs in 2014 related to the Atikokan and Wawa Projects that were not capitalized and management, development and operating costs not directly related to constructing the projects as described above. Operating loss was $5.0 million for the six months ended June 30, 2014 compared to $1.9 million for the same period last year. This increase was due to costs in 2014 related to the Atikokan and Wawa Projects that were not capitalized and management, development and operating costs not directly related to constructing the projects as described above.

Wood Pellets: NEWP

Operating income was $0.8 million for the three and six months ended June 30, 2014, which reflects gross profit and operating expenses as described above.

Corporate and Unallocated Expenses

Operating loss was $7.9 million for the three months ended June 30, 2014 and $6.4 million for the same period last year. The increase was primarily due to transaction costs related to the NEWP Acquisition, evaluation of shareholder proposals and settlement agreements with shareholders, partially offset by a decrease in professional fees and personnel costs as described above. Operating loss was $14.9 million for the six months ended June 30, 2014 and $13.3 million for the same period last year. The increase was primarily due to transaction costs related to the NEWP Acquisition, evaluation of shareholder proposals and settlement agreements with shareholders, partially offset by a decrease in personnel costs and professional fees as described above.

Discontinued Operations

Loss from discontinued operations, our former energy technologies segment, for the three months ended June 30, 2014 was $1.6 million compared to $1.5 million for the same period last year.

Loss from discontinued operations for the six months ended June 30, 2014 was $3.0 million compared to $8.4 million for the same period last year. The decrease of $5.4 million between the periods was due to the elimination of expenses associated with research and development and business development activities, and to costs of terminating our alternative energy operations in 2013. The decrease was partially offset by a tax benefit of $1.1 million recorded in the prior year. The loss during the six months ended June 30, 2014 included $0.7 million of transaction costs related to the sale of our alternative energy technologies and decommissioned PDU.

ADJUSTED EBITDA

RNP’s Adjusted EBITDA is defined as RNP’s net income (loss) plus interest expense and other financing costs, Pasadena goodwill impairment, loss on debt extinguishment, income tax expense, depreciation and amortization and fair value adjustment to earn-out consideration, net of loss on interest rate swaps. Fulghum’s Adjusted EBITDA is defined as Fulghum’s net income (loss) plus interest expense and other financing costs, depreciation and amortization, and income tax (benefit) expense. NEWP’s Adjusted EBITDA is defined as NEWP’s net income plus interest expense and other financing costs, depreciation and amortization, and income tax expense. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles RNP’s Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss) for RNP for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$(23,033)	$44,306	$(28,627)	$45,092
Add back (deduct): Non-RNP (income) loss	14,109	(15,585)	22,828	(1,362)

RNP net income (loss)	$(8,924)	$28,721	$(5,799)	$43,730
Add RNP items:
Net interest expense	4,809	3,926	9,813	5,729
Pasadena goodwill impairment	27,202	—	27,202	—
Loss on debt extinguishment	—	6,001	—	6,001
Gain on fair value adjustment to earn-out consideration	—	(4,823)	—	(4,611)
Loss on interest rate swaps	—	96	—	7
Income tax expense	25	125	55	205
Depreciation and amortization	7,629	4,388	10,933	7,995

RNP’s Adjusted EBITDA	$30,741	$38,434	$42,204	$59,056

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for Fulghum.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fulghum net income (loss) per segment disclosure	$(989)	$128	$665	$128
Add Fulghum items:
Net interest expense	579	534	1,116	534
Depreciation and amortization	2,732	2,275	3,717	2,275
Income tax (benefit) expense	(282)	—	730	—
Other	109	183	445	183

Fulghum’s Adjusted EBITDA	$2,149	$3,120	$6,673	$3,120

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for NEWP.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2014	2014
	(in thousands)
NEWP net income per segment disclosure	$742	$742
Add NEWP Items:
Net interest expense	80	80
Depreciation and amortization	180	180
Income tax expense	9	9
Other	(37)	(37)

NEWP’s Adjusted EBITDA	$974	$974

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$556	$(1,649)
Investing activities	(120,992)	(98,019)
Financing activities	86,864	95,799
Effect of exchange rate on cash	824	(21)

Net decrease in cash	$(32,748)	$(3,890)

Operating Activities

Revenues were $224.7 million for the six months ended June 30, 2014 compared to $179.6 million for the same period last year. The increase in revenue for the six months ended June 30, 2014 was primarily due to the Fulghum and NEWP Acquisitions. Deferred revenue decreased $0.8 million during the six months ended June 30, 2014 and $9.2 million during the same period last year. The decrease in deferred revenue was due to sales of ammonium sulfate held in IOC terminals, partially offset by an increase in deferred revenue associated with additional prepaid sales contracts at our East Dubuque Facility. During the six months ended June 30, 2014, the unusually high amount of prepayments on prepaid sales contracts for the summer and fall seasons at our East Dubuque Facility exceeded the decrease in deferred revenue associated with the spring season.

Net cash provided by operating activities for the six months ended June 30, 2014 was $0.6 million. We had net loss of $28.6 million for the six months ended June 30, 2014. For the six months ended June 30, 2014, we had Pasadena goodwill impairment of $27.2 million. Accounts receivable increased by $5.6 million due primarily to increased sales volumes at our Fertilizer Facilities and a change in payment terms for a major customer at the Pasadena Facility during the six months ended June 30, 2014. Inventories increased by $6.1 million during the six months ended June 30, 2014, primarily due to the normal seasonality of the East Dubuque Facility’s business, along with the increased production capacity due to the completion of the ammonia expansion project. Inventories also were higher at our Pasadena Facility because of the increased production capacity. NEWP accounted for $1.8 million of the inventory increase.

Net cash used in operating activities for the six months ended June 30, 2013 was $1.6 million. We had net income of $45.1 million for the six months ended June 30, 2013. Deferred income tax benefit of $26.3 million due primarily to the release of valuation allowance resulting from recording of deferred tax liabilities related to the Fulghum Acquisition. Inventories increased by $24.2 million during this period, which was due to lower than normal sales volume during the second quarter of 2013.

Investing Activities

Net cash used in investing activities was $121.0 million for the six months ended June 30, 2014 and $98.0 million for the same period last year. Net cash used in investing activities for the six months ended June 30, 2014 was primarily related to the capital expenditures to construct the Atikokan and Wawa Projects, to upgrade a nitric acid compressor train and complete our urea expansion project at our East Dubuque Facility, and to construct the power generation project and replace the sulfuric acid converter at our Pasadena Facility. During the period, we also completed the NEWP Acquisition. Net cash used in investing activities for the six months ended June 30, 2013 was primarily related to acquiring Fulghum, and construction of the Atikokan Project and the Wawa Project. During the period, we also made expenditures relating to the ammonia production and storage capacity expansion project at our East Dubuque Facility, and the ammonium sulfate debottlenecking and production capacity project and the power generation project at our Pasadena Facility.

Financing Activities

Net cash provided by financing activities was $86.9 million for the six months ended June 30, 2014, and $95.8 million for the same period last year. During the six months period ended June 30, 2014, we issued the 2014 Preferred Stock with an aggregate original issue price of $100.0 million and entered into the GSO Credit Agreement, borrowing $50.0 million under the facility. During the period, we also paid off the outstanding balance of $50.0 million under the RNHI Credit Agreement. During the six months ended June 30, 2014, we made debt payments of $5.7 million, and RNP made cash distributions to holders of noncontrolling interests of $2.1 million. During the six months ended June 30, 2013, we issued the RNP Notes for $320.0 million and paid off borrowings under a credit agreement in the amount of $205.0 million. RNP made cash distributions to noncontrolling interests of $19.7 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, our current assets totaled $164.6 million. Current assets included cash of $73.6 million, of which $20.1 million was held at RNP, and accounts receivable of $22.8 million. At June 30, 2014, our current liabilities were $107.4 million. We had long-term liabilities of $452.7 million, comprised primarily of the RNP Notes, Fulghum debt, GSO Credit Agreement, NEWP debt and the QS Construction Facility.

RNP Activities

Sources of Capital

At our East Dubuque Facility, we are upgrading a nitric acid compressor train and completing our urea expansion project. These projects will be funded with borrowings under the GE Credit Agreement. At our Pasadena Facility, we are replacing our sulfuric acid converter and completing our power generation project. These projects will be funded with cash on hand, which was borrowed as proceeds of the Notes. We expect to fund any additional expansion projects with borrowings under the GE Credit Agreement, or other new capital at RNP. We expect to be able to fund RNP’s operating needs, including maintenance capital expenditures, from RNP’s operating cash flow and cash on hand at RNP, for at least the next 12 months.

Capital markets have experienced periods of extreme uncertainty in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all.

Capital Expenditures

We divide our capital expenditures into two categories: maintenance and expansion. Maintenance capital expenditures include those for improving, replacing or adding to our assets, as well as expenditures for acquiring, constructing or developing new assets to maintain our operating capacity, or to comply with environmental, health, safety or other regulations. Maintenance capital expenditures that are required to comply with regulations may also improve the output, efficiency or reliability of our facility. Expansion capital expenditures are those incurred for acquisitions or capital improvements that we expect will increase our operating capacity or operating income over the long-term.

Maintenance capital expenditures for our East Dubuque Facility totaled $4.1 million in the six months ended June 30, 2014 and $3.4 million for the same period last year. Maintenance capital expenditures for our East Dubuque Facility are expected to be approximately $8.7 million for the year ending December 31, 2014. Expansion capital expenditures for our East Dubuque Facility totaled $4.5 million in the six months ended June 30, 2014 and $19.9 million for the same period last year. Expansion capital expenditures for our East Dubuque Facility are expected to be approximately $16.6 million for the year ending December 31, 2014, which are primarily related to our nitric acid expansion, our urea expansion and the purchase of spare parts related to our ammonia production and storage capacity expansion.

Maintenance capital expenditures for our Pasadena Facility totaled $12.0 million in the six months ended June 30, 2014 and $2.4 million for the same period last year. Maintenance capital expenditures for our Pasadena Facility are expected to be approximately $22.6 million for the year ending December 31, 2014. The maintenance capital expenditures expected in 2014 include $14.6 million to complete replacement of the sulfuric acid converter at the sulfuric acid plant at our Pasadena Facility. Expansion capital expenditures for our Pasadena Facility totaled $6.7 million in the six months ended June 30, 2014 and $9.2 million for the same period last year. Expansion capital expenditures for our Pasadena Facility are expected to be approximately $13.5 million for the year ending December 31, 2014, which are primarily related to the power generation project.

Our forecasted capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

Debt

For a description of the terms of the RNP Notes, see “Note 11 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. For a description of the terms of the GE Credit Agreement, see “Note 17 — Subsequent Events” to the consolidated financial statements included in “Part I—Item 1. “Financial Statements” in this report.

Wood Fibre Processing and Corporate Activities

Sources of Capital

During the six months ended June 30, 2014, we funded operations and investments in our wood fibre processing and corporate activities primarily through cash on hand, the proceeds from the RNHI Credit Agreement and the issuance of the 2014 Preferred Stock. We expect quarterly distributions from RNP to be a source of capital for our non-RNP activities. Cash distributions from RNP may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. We will receive 59.8% of any quarterly distributions made to RNP’s common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units are issued by RNP. The Indenture governing the RNP Notes and the GE Credit Agreement contain important restrictions on RNP’s ability to make distributions to its common unitholders (including us), as discussed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Annual Report, and “Note 17 — Subsequent Events” to the consolidated financial statements included in “Part I—Item 1. “Financial Statements” in this report.

During the next 12 months, we expect the liquidity needs of existing commitments for our wood fibre processing and corporate activities to be met from: (i) cash on hand, which includes proceeds from the GSO Credit Agreement and the issuance of the 2014 Preferred Stock, (ii) distributions from RNP, (iii) cash generated by Fulghum and NEWP, and (iv) in the case of capital expenditures in Chile, Chilean bank debt financing. We may need to borrow additional amounts under the Accordion Facility under the GSO Credit Agreement (subject to lender approval), obtain funding through the Rentech/Graanul JV, and/or seek additional funds in the capital markets under certain circumstances. These circumstances may include: (i) the sources of funds summarized in this paragraph are less than expected, (ii) our expenses, including capital expenditures, are higher than expected, or (iii) we approve projects, enter into additional commitments or acquire assets in addition to those that could be funded from the sources identified above. We cannot assure you that capital markets, Chilean bank debt or other sources of external financing will be available on satisfactory terms or at all.

Capital Expenditures

We estimate the total cost to acquire and convert the Atikokan and Wawa Projects to be approximately $90.0 million with approximately $66.0 million to be spent in 2014. During 2014, we expect to fund the costs of these projects with cash on hand. For the six months ended June 30, 2014, cash capital expenditures related to the Atikokan and Wawa Projects totaled $45.2 million, which excludes accruals and spending related to capitalized assets under construction pursuant to our agreement with Quebec Stevedoring Company Limited to construct assets at the Port of Quebec, interest and construction insurance. We expect the Atikokan Project to be commissioned and operating during the third quarter of 2014. We expect the Wawa Project to be commissioned and operating during the fourth quarter of 2014.

We are installing a second debarking line at one of our mills in Chile. We expect the project to increase debarking capacity at the mill from 120,000 to 240,000 BDMTs per year. Construction of this project is expected to be completed during the third quarter of 2014, at an expected cost of approximately $2.5 million. This project is being funded with Chilean bank debt financing.

At the same mill in Chile, we are constructing a new chipping line. We expect the project to increase chipping capacity from 180,000 to 400,000 BDMTs per year. The cost of this project is expected to be approximately $6.1 million, with funding provided by Chilean bank debt financing. We expect this new chipping line to be commissioned and operating in early 2015.

Debt

For a description of the terms of the Fulghum debt and the QS Construction Facility, see “Note 11 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. For a description of the terms of the BOM Credit Agreement, GSO Credit Agreement and NEWP debt, see “Note 11 — Debt” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

2014 Preferred Stock

On April 9, 2014, we issued $100.0 million of the 2014 Preferred Stock. For a description of the terms of the 2014 Preferred Stock, see “Note 12 — Preferred Stock” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Annual Report. During the normal course of business between January 1, 2014 and the date of this report, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During such period, the following material changes occurred to our contractual obligations. The following updates supersede and replace the discussion of contractual obligations in the Annual Report to the extent that the following is inconsistent with such discussion.

•	As of June 30, 2014, purchase obligations totaled $40.1 million which represent certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.

•	Our obligations under natural gas forward purchase contracts increased by $2.4 million to $4.6 million. As of June 30, 14 the natural gas forward purchase contracts include delivery dates through April 30, 2015. During July 2014, we entered into additional fixed quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2014. The total MMBtu associated with these additional forward purchase contracts are 0.8 million and the total amount of purchase commitments is $3.3 million, resulting in a weighted average rate per MMBtu of $4.29 in these new commitments

•	On April 9, 2014, we entered into the GSO Credit Agreement. As of the date of this report, there is $50.0 million of principal outstanding under the GSO Credit Agreement.

•	On April 9, 2014, we issued the 2014 Preferred Stock for an aggregate purchase price of $98.0 million (reflecting an issuance discount of 2%). Dividends on the 2014 Preferred Stock accrue and are cumulative at the rate of 4.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon.

•	On April 9, 2014, we used a portion of the proceeds from the sale of the 2014 Preferred Stock to pay off the indebtedness under and terminate the RNHI Credit Agreement.

•	As of June 30, 2014, NEWP had outstanding debt of $12.2 million with a weighted average interest rate of 5.0%. The debt consists primarily of term loans with each term loan secured by specific property and equipment. NEWP also had interest rate swaps with a total outstanding liability of $0.8 million. The swaps were used to fix the interest rates of each term loan.

•	On July 22, 2014, we entered into the GE Credit Agreement, which replaced the RNP Credit Agreement. As of the date of this report, there is $50.0 million of revolving facility available under the GE Credit Agreement.

•	The purchase agreement for the NEWP Acquisition provides for up to $5.0 million of potential earn-out consideration, to be paid in cash. The earn-out consideration would be earned ratably if NEWP’s 2014 EBITDA, as defined in the Purchase Agreement, is between $7.3 million and $8.0 million. The earn-out consideration would not increase if NEWP’s 2014 EBITDA were to exceed $8.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report and “Part I — Item 3. Quantitative and Qualitative Disclosures about Market Risk,” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014. As of June 30, 2014, there have been no material changes in the type or nature of market risk in our Annual Report, except as described below.

Interest Rate Risk.

We are exposed to interest rate risks related to the NEWP debt. As of June 30, 2014, NEWP had outstanding debt of $12.2 million. Based upon this outstanding balance, and assuming no interest rate swaps, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.1 million. NEWP entered into interest rate swaps to essentially fix the variable interest rate on its borrowings. At June 30, 2014, the fair value of the interest rate swaps was a liability of $0.8 million. An increase of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps decreasing by $0.2 million. A decrease of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps increasing by $0.2 million.

Commodity Price Risk.

Wood feedstock represents the largest component of NEWP’s wood pellet product cost. Competition for wood feedstock supply from pulp and paper manufacturing, and commercial and institutional wood boiler heating systems may affect our cost of wood feedstock. Our Jaffrey, New Hampshire production facility is affected the most by this competition, followed by our Schuyler, New York production facility, with our Deposit, New York production facility least affected. We have approximately 140 wood suppliers of which approximately 40 provide 80% of our wood feedstock needs. We have developed relationships with our suppliers such that our wood costs have remained relatively flat with minimal variability over the last several years. A hypothetical increase of $1.00 per green short ton in the price of wood fibre feedstock would increase the cost to produce one ton of wood pellets by $1.77.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s DCP as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 13, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at a reasonable assurance level as of December 31, 2013. On May 12, 2014, when our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 was filed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective at a reasonable assurance level as of March 31, 2014. Subsequent to these evaluations, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, identified certain material weaknesses in internal control over financial reporting (“ICFR”) as of June 30, 2014, and therefore concluded that DCP were not effective as of June 30, 2014. Management reevaluated its previous conclusions on ICFR as of December 31, 2013 and March 31, 2014, and determined that the material weaknesses described below also existed as of these dates. Therefore, management concluded that DCP were also not effective as of December 31, 2013 and March 31, 2014 because of material weaknesses, as described below, in our ICFR.

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiencies that constituted material weaknesses in our ICFR as of June 30, 2014. Management also determined that these material weaknesses existed as of December 31, 2013 and March 31, 2014:

The Company did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for business combinations and goodwill, and the determination of the goodwill impairment charge in accordance with generally accepted accounting principles. Specifically, the Company did not design and maintain effective internal controls related to determining the carrying value and fair value of reporting units for the purpose of performing goodwill impairment testing, documenting management’s review of assumptions used in the forecasts, verifying that data contained in reports provided by specialists reconcile to the information provided to those specialists, and documenting management’s review regarding the identification of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests.

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements for the year ended December 31, 2013 or to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2014. However, these control deficiencies, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

The Company will be amending its Annual Report on Form 10-K for the year ended December 31, 2013, as well as its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 to reflect the conclusion by the Company’s management that ICFR and DCP were not effective as of December 31, 2013, and March 31, 2014.

The Company is in the process of remediating the identified deficiencies in ICFR, and expects the control weaknesses to be remediated in the coming reporting periods. However, the Company is unable at this time to estimate when the remediation will be completed.

Changes in internal control over financial reporting

Due to the NEWP Acquisition discussed below, there were significant changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 1, 2014, the NEWP Acquisition closed. We are currently in the process of integrating NEWP’s operations, processes, and internal controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in “Note 13 — Commitments and Contingencies” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

As a result of the completion of the issuance of Series E Preferred Stock and the NEWP Acquisition, we are subject to risks relating to these transactions, some of which are discussed below and others of which are described generally in our other periodic and current reports filed with the SEC, including in “Part I — Item 1A. Risk Factors” of the Annual Report. The risks described in the Annual Report and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factors set forth below update, and should be read together with, the risk factors disclosed in “Part I — Item IA. Risk Factors” of the Annual Report.

The issuance of 100,000 shares of our Series E Preferred Stock to certain funds managed by or affiliated with GSO Capital Partners LP in April 2014 reduces the relative voting power of holders of our Common Stock, may dilute the ownership of such holders, and may adversely affect the market price of our Common Stock.

On April 9, 2014, we entered into the Subscription Agreement with the Series E Purchasers, pursuant to which we sold the Series E Preferred Stock, to the Series E Purchasers, which is convertible into approximately 16.5% of our outstanding Common Stock, on an as-converted basis. As holders of our Series E Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Common Stock as a single class on all matters submitted to a vote of our Common Stock holders, the issuance of the Series E Preferred Stock to the Series E Purchasers has effectively reduced the relative voting power of the holders of our Common Stock.

In addition, conversion of the Series E Preferred Stock to Common Stock would dilute the ownership interest of existing holders of our Common Stock, and any sales in the public market of the Common Stock issuable upon conversion of the Series E Preferred Stock could adversely affect prevailing market prices of our Common Stock. We have granted the Series E Purchasers registration rights in respect of the shares of Series E Preferred Stock and any shares of Common Stock issued upon conversion of the Series E Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our Common Stock available for public trading. Sales by the Series E Purchasers of a substantial number of shares of our Common Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our Common Stock.

The Series E Purchasers may exercise significant influence over us, including through their ability to elect up to two members of our Board of Directors.

As of June 30, 2014, the shares of Series E Preferred Stock owned by the Series E Purchasers represent approximately 16.5% of the voting rights of our Common Stock, on an as-converted basis. As a result, the Series E Purchasers have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. In addition, our articles of incorporation grant certain consent rights to the holders of Series E Preferred Stock in respect of certain actions by us, including (a) issuing any indebtedness directly or indirectly convertible into or exchangeable for any capital stock; (b) redeeming or repurchasing or permitting any of our subsidiaries to redeem or repurchase any shares of any class or series of our capital stock, subject to certain exceptions; and (c) increasing or decreasing the maximum number of directors of our Board to more than ten persons or to less than eight persons (collectively, the “Protective Provisions”). The Series E Purchasers may have interests that diverge from, or even conflict with, those of our other shareholders. For example, the Series E Purchasers may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us.

In addition, our articles of incorporation grant the Series E Purchasers certain rights to designate directors to serve on our Board. For so long as the Series E Purchasers and their permitted transferees (i) own at least 85% of the shares of Series E Preferred Stock issued as of the original issue date, the holders of the outstanding shares of Series E Preferred Stock, voting as a separate class, are entitled to elect two individuals to our Board, or (ii) own at least 42.5% of the shares of Series E Preferred Stock issued as of the original issue date, the holders of the outstanding shares of Series E Preferred Stock, voting as a separate class, are entitled to elect one individual to our Board. Under the Subscription Agreement, in addition to the rights under our articles of incorporation, for so long as the Series E Purchasers in the aggregate have record and beneficial ownership of shares of Common Stock issued upon conversion of the Series E Preferred Stock (the “Conversion Shares”) that constitute at least 10% of our outstanding Common Stock, the Series E Purchasers’ collectively have the right to nominate one person for election to the Board. For so long as the Series E Purchasers in the aggregate have record and beneficial ownership of Conversion Shares that constitute more than 18% of our outstanding Common Stock and less than 42.5% of the Series E Preferred Stock issued on the date of the Subscription Agreement, the Series E Purchasers collectively are entitled to nominate a total of two nominees for election to the Board. For so long as the Series E Purchasers have the right to appoint or nominate at least one person to the Board in accordance with the Subscription Agreement, the Series E Purchasers collectively have the right to appoint one observer to the Board who must be reasonably acceptable to us. Notwithstanding the fact that all directors will be subject to fiduciary duties and applicable law, the interests of the directors appointed by the Series E Purchasers may differ from the interests of our security holders as a whole or of our other directors.

The Series E Preferred Stock issued to the Series E Purchasers has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common shareholders. Such preferential rights could adversely affect our liquidity and financial condition, and may result in the interests of the Series E Purchasers differing from those of our common stockholders.

As holders of Series E Preferred Stock, the Series E Purchasers have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to shareholders, before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of (a) the original issue price plus all unpaid and accumulated dividends thereon (including any amounts accrued and unpaid since the last dividend payment date) of each outstanding share of Series E Preferred Stock held and (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Series E Preferred Stock had been converted into Common Stock immediately prior to such liquidation, dissolution or winding up.

In addition, dividends on the Series E Preferred Stock accrue and are cumulative, whether or not declared by the Board, at the rate of 4.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon, whether or not declared by the Board. Moreover, if we declare or pay a cash dividend on our Common Stock, we are required to declare and pay a dividend on the outstanding shares of Series E Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis.

The holders of our Series E Preferred Stock also have certain redemption rights, including, but not limited to, upon the earliest of: (a) the seventh anniversary of the original issue date, (b) certain change in control events involving us, (c) a bankruptcy, dissolution, liquidation or the winding up of our affairs, or (d) uncured breach of any of the Protective Provisions, which, if exercised, could require us to repurchase any or all of the outstanding shares of Series E Preferred Stock at their original issue price plus all unpaid accrued and accumulated dividends thereon, including any amounts accrued and unpaid since the last dividend payment date (the “Redemption Price”). In the event that we fail to redeem the Series E Preferred Stock and to pay to the Series E Purchaser the Redemption Price of such shares on the applicable redemption date, whether or not such payment or redemption is legally permissible or is otherwise prohibited, such Series E Purchaser will have the right, but not obligation, to cause DSHC to purchase any or all of the Series E Preferred Stock (other than the Series E Preferred Stock that has been redeemed). In such a case, the purchase price for the Series E Preferred Stock will equal (a) $1,000 per share (as adjusted for stock splits, stock dividends, recapitalizations or similar transactions with respect to the Series E Preferred Stock), plus (b) all accrued and unpaid dividends on such Series E Preferred Stock (including all amounts accrued since the last dividend payment date). DSHC’s obligation is secured by 5,524,862 common units of RNP owned by DSHC.

Our obligations to pay accrued and accumulated dividends, whether or not declared by the Board, to the holders of our Series E Preferred Stock on a pro-rata basis with the Common Stock when we declare or pay a cash dividend, and to repurchase any and all of the outstanding shares of Series E Preferred Stock under certain circumstances, could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series E Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the Series E Purchasers and those of our common shareholders.

Due to our dependence on significant customers in our wood pellet business, the loss of one or more of such significant customers could adversely affect our results of operations.

On May 1, 2014, we acquired all of the equity interests of NEWP. Upon the closing of the transaction, NEWP became our wholly owned subsidiary. NEWP depends on significant customers, and the loss of one or several of such significant customers may have a material adverse effect on its results of operations and financial condition. In the aggregate, NEWP’s top two big-box retailers, Home Depot and Lowe’s Home Improvement, represented approximately 38% of NEWP’s total sales for the calendar year ended December 31, 2013. As is typical in the wood pellet industry, NEWP’s sales to big-box retailers are primarily made on a purchase order basis, and NEWP generally does not have long-term orders or commitments from our big-box retailers. As a result, we are limited in our ability to predict the level of future sales or commitments from our current customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of NEWP’s products. The loss of one or several of our significant customers of our wood pellet products, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations and financial condition.

Weather conditions could adversely affect NEWP’s results of operations and financial condition.

Weather conditions generally have an impact on the demand for both home heating oil and wood pellets. Because we supply distributors whose customers depend on heating fuel during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters in one or more regions in which we operate can decrease the total volume we sell and the gross margin realized on those sales. Warmer temperatures in the Northeast could have a particularly adverse impact on sales, since approximately 75% of wood pellets were consumed in that region in 2013. A reduction in the total volume we sell or in the gross margin we realize on such sales would negatively impact our business, financial condition and results of operations.

Weather and weather changes have an impact on our production efficiencies. Colder weather during winter months may adversely impact the processing of wood (particle sizing and drying) prior to pelletizing. Significant moisture from rain and snow may also adversely impact the drying of wood and increase the costs of drying wood fuel. Production process changes such as moisture content, particle sizing, and pelletizing die size may be needed when weather climate conditions change, all of which may adversely affect the processing and pelletizing of wood. A decrease in production efficiencies would increase our production costs. A reduction in the gross margin we realize on such sales would negatively impact our business, financial condition and results of operations.

We face intense competition from other nitrogen fertilizer producers.

We have a number of competitors in the nitrogen fertilizer business in the United States and in other countries, including state-owned and government-subsidized entities. Our East Dubuque Facility’s principal competitors include domestic and foreign fertilizer producers, major grain companies and independent distributors and brokers, including Koch, CF Industries, Agrium, Gavilon, LLC, CHS Inc., Transammonia, Inc., Orascom Construction Industries Company, or OCI, and Helm Fertilizer Corp., and our Pasadena Facility’s principal competitors include domestic and foreign fertilizer producers and independent distributors and brokers, including BASF AG, Honeywell International Inc., Agrium Inc., Royal DSM N.V., Dakota Gasification Company, Martin Midstream Partners L.P and producers of nitrogen fertilizer in China.

Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, certain of our East Dubuque Facility’s nitrogen fertilizer competitors have recently expanded production capacity of their nitrogen fertilizer products. Furthermore, a few dormant nitrogen production facilities located outside of the East Dubuque Facility’s core market have recently resumed operations. The additional capacity has placed downward pressure on average sales prices for ammonia and UAN. Moreover, we may face additional competition due to further expansion of facilities that are currently operating and the reopening of currently dormant facilities. Also, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. For example, OCI, an Egyptian producer of fertilizer products, announced that in November 2012 it broke ground on construction of a facility in our core market that is designed to produce between 1.5 to 2.0 million metric tons per year of ammonia, urea, UAN and diesel exhaust fluid. The facility is expected to begin production in late 2015. If a new nitrogen fertilizer facility is completed in the East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of the facility. As a result, the completion of such a facility could have a material adverse effect on our business and cash flow.

Our competitive position could suffer to the extent that we are not able to adapt our nitrogen fertilizer product mix to meet the needs of our customers or expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully in the nitrogen fertilizer business could result in the loss of customers, which could adversely affect our sales and profitability. In addition, as a result of increased pricing pressures in the nitrogen fertilizer business caused by competition, we may in the future experience reductions in our profit margins on sales, or may be unable to pass future input price increases on to our customers, which would reduce our cash flows. For example, higher exports of ammonium sulfate from China have put downward pressure on ammonium sulfate prices, and prices for ammonia and sulfur, key inputs for ammonium sulfate, have increased significantly. The factors together have negatively impacted product margins for ammonium sulfate.

We could be required to record material impairment charges and write-downs with respect to our Pasadena Facility in the future.

The future profitability of our Pasadena Facility will be significantly affected by, among other things, nitrogen fertilizer product prices and the prices of the inputs to its production processes. It is possible that adverse changes to supply and demand factors relating to the Pasadena Facility’s nitrogen fertilizer products could require us to lower further our expectations for the profitability of the facility in the future. If this were to occur, we could be required to record material impairment charges and write-downs, which could have a material adverse effect on our results of operations, the trading price of our common stock and our reputation.

ITEM 6.	EXHIBITS.

Exhibit Index

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech on April 11, 2014).

10.1	Subscription Agreement, dated as of April 9, 2014, by and among the Company, the Purchasers and the Purchasers’ Representative thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on April 11, 2014).

10.2	Registration Rights Agreement, dated as of April 9, 2014, by and among the Company, the Purchasers and the Purchasers’ Representative (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on April 11, 2014).

10.3	Form of Put Option Agreement, dated as of April 9, 2014, by and between DSHC and each Purchaser (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on April 11, 2014).

10.4	Pledge Agreement, dated as of April 9, 2014, by and among DSHC, the Purchasers, and Credit Suisse AG Cayman Islands Branch (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Rentech on April 11, 2014).

10.5	Term Loan Credit Agreement, dated as of April 9, 2014, among Rentech Nitrogen Holdings, Inc., the Lenders party thereto, and Credit Suisse AG Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Rentech on April 11, 2014).

10.6	Guaranty Agreement, dated as of April 9, 2014, by the Company in favor of Credit Suisse AG Cayman Islands Branch (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Rentech on April 11, 2014).

10.7	Pledge Agreement, dated as of April 9, 2014, by and between Rentech Nitrogen Holdings, Inc. and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Rentech on April 11, 2014).

10.8	Settlement Agreement, dated as of April 9, 2014, by and among the Company and each of the Investors identified therein (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2014).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 18, 2014	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: August 18, 2014	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer