Form 10-Q
period 2014-09-30
RENTECH, INC.
filed 2014-11-10
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2014 was 228,485,033.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$70,060	$106,369
Accounts receivable	27,775	14,227
Inventories	35,493	35,376
Prepaid expenses and other current assets	11,854	8,309
Deferred income taxes	1,126	1,140
Other receivables	14,184	7,432
Assets of discontinued operations	604	19

Total current assets	161,096	172,872

Property, plant and equipment, net	359,044	334,654

Construction in progress	184,391	60,136

Other assets
Goodwill	39,193	57,134
Intangible assets	62,812	59,730
Debt issuance costs	9,511	9,321
Deposits and other assets	5,076	5,092
Assets of discontinued operations	4,626	4,651

Total other assets	121,218	135,928

Total assets	$825,749	$703,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,611	$19,875
Accrued payroll and benefits	8,119	9,155
Accrued liabilities	32,963	33,953
Deferred revenue	50,453	21,643
Current portion of long term debt	15,911	9,916
Accrued interest	11,228	5,490
Other	1,322	1,015
Liabilities of discontinued operations	2,167	2,003

Total current liabilities	150,774	103,050

Long-term liabilities
Debt	431,961	412,063
Earn-out consideration	5,589	1,544
Asset retirement obligation	4,328	2,995
Deferred income taxes	9,539	9,271
Other	4,404	6,711

Total long-term liabilities	455,821	432,584

Total liabilities	606,595	535,634

Commitments and contingencies (Note 12)
Mezzanine equity
Series E convertible preferred stock: $10 par value; 100,000 shares authorized, issued and outstanding; 4.5% dividend rate	94,866	—

Stockholders’ equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 228,222 and 227,512 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,282	2,275
Additional paid-in capital	544,040	541,254
Accumulated deficit	(422,148)	(385,339)
Accumulated other comprehensive loss	(2,567)	(117)

	As of
	September 30, 2014	December 31, 2013
	(Unaudited)
Total Rentech stockholders’ equity	121,607	158,073
Noncontrolling interests	2,681	9,883

Total equity	124,288	167,956

Total liabilities and stockholders’ equity	$825,749	$703,590

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues
Product sales	$106,802	$96,621	$295,154	$262,890
Service revenues	17,955	18,608	53,342	30,340
Other revenues	547	428	1,529	2,052

Total revenues	125,304	115,657	350,025	295,282

Cost of sales
Product	97,880	80,272	244,019	185,371
Service	14,455	14,241	43,703	23,775

Total cost of sales	112,335	94,513	287,722	209,146

Gross profit	12,969	21,144	62,303	86,136

Operating expenses
Selling, general and administrative expenses	15,550	13,413	48,764	38,819
Depreciation and amortization	1,418	2,436	2,488	5,333
Pasadena goodwill impairment	—	30,029	27,202	30,029
Other expense	313	24	209	35

Total operating expenses	17,281	45,902	78,663	74,216

Operating income (loss)	(4,312)	(24,758)	(16,360)	11,920

Other income (expense), net
Interest expense	(5,346)	(4,757)	(16,682)	(11,022)
Loss on debt extinguishment	(635)	—	(1,485)	(6,001)
Gain (loss) on fair value adjustment to earn-out consideration	59	586	(268)	5,197
Other income (expense), net	311	(88)	355	(267)

Total other expenses, net	(5,611)	(4,259)	(18,080)	(12,093)

Loss from continuing operations before income taxes and equity in loss of investee	(9,923)	(29,017)	(34,440)	(173)
Income tax (benefit) expense	425	(1,984)	1,260	(26,656)

Income (loss) from continuing operations before equity in loss of investee	(10,348)	(27,033)	(35,700)	26,483
Equity in loss of investee	97	103	334	138

Income (loss) from continuing operations	(10,445)	(27,136)	(36,034)	26,345
Income (loss) from discontinued operations, net of tax	(1,242)	3,558	(4,280)	(4,831)

Net income (loss)	(11,687)	(23,578)	(40,314)	21,514
Net (income) loss attributable to noncontrolling interests	1,311	8,985	3,505	(8,515)

Net income (loss) attributable to Rentech common shareholders	$(10,376)	$(14,593)	$(36,809)	$12,999

Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(0.05)	$(0.08)	$(0.15)	$0.08

Discontinued operations	$(0.01)	$0.02	$(0.02)	$(0.02)

Net income (loss)	$(0.05)	$(0.06)	$(0.17)	$0.06

Diluted:
Continuing operations	$(0.05)	$(0.08)	$(0.15)	$0.07

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Discontinued operations	$(0.01)	$0.02	$(0.02)	$(0.02)

Net income (loss)	$(0.05)	$(0.06)	$(0.17)	$0.05

Weighted-average shares used to compute net income (loss) per common share:
Basic	228,072	226,305	228,651	225,840

Diluted	228,072	226,305	228,651	232,171

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$(11,687)	$(23,578)	$(40,314)	$21,514

Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	(11)	(5)	(36)	3
Foreign currency translation	(4,440)	—	(2,429)	(30)

Other comprehensive loss	(4,451)	(5)	(2,465)	(27)

Comprehensive income (loss)	(16,138)	(23,583)	(42,779)	21,487
Less: net (income) loss attributable to noncontrolling interests	1,311	8,985	3,505	(8,515)
Less: other comprehensive (income) loss attributable to noncontrolling interests	5	2	15	(1)

Comprehensive income (loss) attributable to Rentech	$(14,822)	$(14,596)	$(39,259)	$12,971

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Rentech Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
	(Unaudited)
Balance, December 31, 2012	224,121	$2,241	$539,448	$(383,807)	$105	$157,987	$43,081	$201,068
Noncontrolling interests	—	—	—	—	—	—	4,000	4,000
Acquisition of additional interest in subsidiary	—	—	(536)	—	—	(536)	(1,964)	(2,500)
Common stock issued for services	178	2	(2)	—	—	—	—	—
Common stock issued for stock options exercised	313	3	126	—	—	129	—	129
Payment of stock issuance costs	—	—	(48)	—	—	(48)	—	(48)
Distributions to noncontrolling interests	—	—	—	—	—	—	(33,075)	(33,075)
Equity-based compensation expense	—	—	5,113	—	—	5,113	556	5,669
Restricted stock units	1,756	18	(3,465)	—	—	(3,447)	—	(3,447)
Net income	—	—	—	12,999	—	12,999	8,515	21,514
Other comprehensive income (loss)	—	—	—	—	(28)	(28)	1	(27)

Balance, September 30, 2013	226,368	$2,264	$540,636	$(370,808)	$77	$172,169	$21,114	$193,283

Balance, December 31, 2013	227,512	$2,275	$541,254	$(385,339)	$(117)	$158,073	$9,883	$167,956
Common stock issued for stock options exercised	213	2	91	—	—	93	—	93
Dividends – preferred stock	—	—	(2,521)	—	—	(2,521)	—	(2,521)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,118)	(4,118)
Equity-based compensation expense	—	—	5,438	—	—	5,438	466	5,904
Restricted stock units	497	5	(206)	—	—	(201)	—	(201)
Net loss	—	—	—	(36,809)	—	(36,809)	(3,505)	(40,314)
Other comprehensive income (loss)	—	—	—	—	(2,450)	(2,450)	(15)	(2,465)
Other	—	—	(16)	—	—	(16)	(30)	(46)

Balance, September 30, 2014	228,222	$2,282	$544,040	$(422,148)	$(2,567)	$121,607	$2,681	$124,288

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(40,314)	$21,514
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,693	18,669
Utilization of spare parts	5,162	2,377
Write-down of inventory	4,557	7,334
Non-cash interest expense	597	315
Net loss (gain) on sale of fixed assets	245	(6,220)
Pasadena goodwill impairment	27,202	30,029
Loss on debt extinguishment	1,485	6,001
Equity-based compensation	5,904	5,669
Other	1,846	(195)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(10,632)	(15,279)
Other receivables	(5,558)	6,054
Inventories	(1,594)	(15,654)
Prepaid expenses and other current assets	(3,719)	(75)
Other assets	205	—
Accounts payable	4,770	(7,710)
Deferred revenue	28,865	4,745
Accrued interest	5,360	7,753
Accrued liabilities, accrued payroll and other	(4,548)	(38,440)

Net cash provided by operating activities	45,526	26,887

Cash flows from investing activities
Capital expenditures	(134,794)	(60,450)
Payment for acquisitions, net of cash received	(31,582)	(65,583)
Proceeds from disposal of fixed assets	(135)	9,146
Other items	610	(665)

Net cash used in investing activities	(165,901)	(117,552)

Cash flows from financing activities
Proceeds from debt and credit facilities	54,979	385,600
Proceeds from preferred stock, net of discount and issuance costs	94,495	—
Payments of debt	(8,202)	(7,425)
Payments to retire credit facility and term loan	(50,000)	(205,015)
Payment of debt issuance costs	(2,544)	(9,827)
Payment of offering costs	(16)	(972)
Dividends to preferred stockholders	(650)	—
Distributions to noncontrolling interests	(4,118)	(33,075)
Other	92	81

Net cash provided by financing activities	84,036	129,367

Effect of exchange rate on cash	30	(20)

Increase (decrease) in cash	(36,309)	38,682
Cash, beginning of period	106,369	141,736

Cash, end of period	$70,060	$180,418

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

The following effects of certain non-cash investing and financing activities were excluded from the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$20,534	$18,067
Restricted stock units and RNP units surrendered for withholding taxes payable	201	3,447
Fair value of assets in acquisition	55,642	174,032
Fair value of liabilities assumed in acquisition	16,367	106,728
Contingent consideration	3,840	1,850
Increase in QS Construction Facility obligation	17,775	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of September 30, 2014, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Annual Report”).

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

On May 1, 2013, the Company acquired all of the capital stock of Fulghum Fibres, Inc. (“Fulghum”). Upon the closing of this transaction (the “Fulghum Acquisition”), Fulghum became a wholly owned subsidiary of the Company. Fulghum provides wood yard operations services and high-quality wood chipping services, and produces and sells wood chips to the pulp, paper and packaging industry. Fulghum operates 32 wood chipping mills, of which 26 are located in the United States, five are located in Chile and one is located in Uruguay. The noncontrolling interests reflected on the Company’s consolidated balance sheets also represent the non-acquired ownership interests in the subsidiaries located in Chile and Uruguay. Fulghum currently owns 88% of the equity interests in the subsidiaries located in Chile and 87% of equity interests in the subsidiary in Uruguay. For information on the final purchase price allocation for the Fulghum Acquisition, refer to “Note 4 — Fulghum Acquisition”.

The Company is developing two facilities in Eastern Canada to produce and sell wood pellets for use as renewable fuel to generate electricity. In 2013, the Company acquired an idled oriented strand board processing mill in Wawa, Ontario, Canada. The Company is in the process of converting the mill to a wood pellet facility with the intent to produce approximately 450,000 metric tons of wood pellets annually (the “Wawa Project”). Also, in 2013, the Company acquired a former particle board processing mill in Atikokan, Ontario, Canada. The Company is in the process of converting the mill to a wood pellet facility with the intent to produce approximately 100,000 metric tons of wood pellets annually (the “Atikokan Project”). See “Note 12 — Commitments and Contingencies” for major contracts and commitments for this business segment.

In the first quarter of 2014, the Company decided to exit the energy technologies business. This was a direct result of the high projected cost to further develop the technologies and deploy them at commercial scale. It was also due to lower projected returns on such investments. Many factors led to the lower projected returns. One factor was the decrease in energy prices in the United States due to the proliferation of hydraulic fracturing and other factors. Another factor was the failure of, and reductions in, government incentives and regulations intended to support the development of alternative energy, particularly within the United States. See “Note 6 — Discontinued Operations”.

On May 1, 2014, the Company acquired all of the equity interests of New England Wood Pellet, LLC (“NEWP”), pursuant to a Unit Purchase Agreement (the “Purchase Agreement”). Upon the closing of the transaction (the “NEWP Acquisition”), NEWP became a wholly owned subsidiary of the Company. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets. NEWP operates three wood pellet processing facilities with a combined annual production capacity of 240,000 tons. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; and Schuyler, New York. For information on the NEWP Acquisition, refer to “Note 3 — NEWP Acquisition”.

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

Fair values of cash, receivables, deposits, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying value since they are short term and can be settled on demand. These items meet the definition of Level 1 financial instruments as defined in “Note 7 — Fair Value.”

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments as assets or liabilities on the Company’s consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are currently included in earnings and reported under cash flows from operating activities. The Company does not have any master netting agreements or collateral relating to these derivatives.

The Company recognizes the unrealized gains or losses related to the commodity-based derivative instruments in its consolidated financial statements. Rentech uses commodity-based derivatives to minimize its exposure to the fluctuations in natural gas prices. For interest rate swaps, the Company reflected the instruments at fair value and any change in value was recorded in other income (expense), net on the consolidated statements of operations.

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

There are significant assumptions involved in performing a goodwill impairment test, which include discount rates, terminal growth rates, future sales prices of end products, raw material costs, and sales volumes. The various valuation methods used (income approach, replacement cost and market approach) are weighted in determining fair value. Changes to any of these assumptions could increase or decrease the fair value of the Fulghum and NEWP reporting units. See “Note 10 — Goodwill.”

The Company has evaluated events that occurred between September 30, 2014 and the date of these financial statements to ensure that such events are properly reflected in these statements.

Note 2 — Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance as to when an unrecognized tax benefit should be classified as a reduction of a deferred tax asset or when it should be classified as a liability in the consolidated balance sheets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and thus became effective for the Company’s interim period beginning on January 1, 2014. The adoption of this guidance did not have any impact on the Company’s consolidated financial position, results of operations or disclosures.

In April 2014, the FASB issued guidance that provides a narrower definition of discontinued operations than under previous guidance. It requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are to be reported in the financial statements as discontinued operations. It also provides guidance on the financial statement presentations and disclosures of discontinued operations. This guidance is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

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

In August 2014, the FASB issued guidance on presentation of financial statements – going concern, which applies to all companies. It requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This guidance is effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosure.

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

The preliminary purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash plus working capital adjustments of $0.1 million	$35,434
Estimate of expected earn-out consideration(1)	3,840

Total preliminary purchase price	$39,274

(1)	The amount of earn-out consideration reflected in the table above reflects the Company’s estimate, as of May 1, 2014, of the amount of the earn-out consideration it will be required to pay pursuant to the Purchase Agreement. The earn-out consideration will be measured at each reporting date; changes in its fair value will be recognized in the consolidated statements of operations.

The Company’s preliminary purchase price allocation is as follows (amounts in thousands):

Cash	$3,852
Accounts receivable	2,927
Inventories	2,239
Prepaid expenses and other current assets	437
Property, plant and equipment	30,625
Intangible assets (Trade name - $5,000, Customer relationships - $1,100, and Non-compete agreements - $200)	6,300
Goodwill	9,261
Accounts payable	(1,641)
Accrued liabilities	(442)
Customer deposits	(882)
Loans	(12,600)
Interest rate swaps	(802)

Total preliminary purchase price	$39,274

Intangible assets consist primarily of customer relationships, trade names and non-competition agreements with former owners. The estimated useful life of each of the trade names is 20 years, 13 years for customer relationships and three years for non-competition agreements.

The goodwill recorded reflects the value to Rentech of NEWP’s market position, of entry into the residential and commercial heating markets, and of the increases in Rentech’s products offerings, customer bases and geographic markets. The goodwill recorded as part of this acquisition is amortizable for tax purposes.

The final purchase price and the allocation thereof will not be known until the valuation of intangible assets is completed.

The operations of NEWP are included in the consolidated statements of operations as of May 1, 2014. During the three months ended September 30, 2014, the Company recorded revenue of $13.9 million and net income of $2.0 million related to NEWP. During the nine months ended September 30, 2014, from May 1, 2014 to September 30, 2014, the Company recorded revenue of $19.6 million and net income of $2.8 million related to NEWP. Acquisition related costs for this acquisition were $0 during the three months ended September 30, 2014, but totaled $1.1 million for the nine months ended September 30, 2014, and have been included in the consolidated statements of operations within selling, general and administrative expenses. See “Note 5 — Pro Forma Information” for unaudited pro forma information relating to the NEWP Acquisition.

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

Long-term deferred tax liabilities and other tax liabilities result from fair value adjustments to identifiable tangible and intangible assets. These adjustments create book basis higher than the tax basis. The excess is multiplied by the statutory tax rate for the jurisdiction and period in which the deferred taxes are expected to be realized. As part of purchase accounting for Fulghum, we recorded additional deferred tax liabilities of $15.8 million attributable to identifiable tangible and intangible assets.

The goodwill recorded reflects the value to Rentech of Fulghum’s market position, of entry into the wood chipping business, and of the increases in Rentech’s products offerings, customer bases and geographic markets. The goodwill recorded as part of this acquisition is not amortizable for tax purposes.

The operations of Fulghum are included in the consolidated statements of operations as of May 1, 2013. During the three months ended September 30, 2013, the Company recorded revenue of $22.4 million and net income of $0.8 million related to Fulghum. During the nine months ended September 30, 2013, the Company recorded revenue of $38.5 million and net income of $0.9 million related to Fulghum. See “Note 5 — Pro Forma Information” for unaudited pro forma information relating to the Fulghum Acquisition.

Note 5 — Pro Forma Information

The unaudited pro forma information has been prepared as if the NEWP Acquisition and the Fulghum Acquisition had taken place on January 1, 2013. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transactions actually taken place on January 1, 2013, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Nine Months Ended September 30, 2014
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$350,025	$14,329	$364,354
Net income (loss)	$(40,314)	$2,367	$(37,947)
Net income (loss) attributable to Rentech	$(36,809)	$2,367	$(34,442)
Basic and diluted net income (loss) from continuing operations per common share allocated to Rentech	$(0.15)	$0.01	$(0.14)

	For the Nine Months Ended September 30, 2013
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$295,282	$66,076	$361,358
Net income	$21,514	$3,813	$25,327
Net income attributable to Rentech	$12,999	$3,678	$16,677
Basic net income from continuing operations per common share allocated to Rentech	$0.08	$0.01	$0.09
Diluted net income from continuing operations per common share allocated to Rentech	$0.07	$0.02	$0.09

Note 6 — Discontinued Operations

On March 5, 2014, the Company announced that it had entered into a definitive agreement with Sunshine Kaidi New Energy Group Co., Ltd. (“Kaidi”) (the “Kaidi Agreement”) to sell its alternative energy technologies and certain pieces of equipment at its decommissioned Product Demonstration Unit (the “PDU”) located in Commerce City, Colorado. The transaction would provide the Company at closing with an initial cash purchase price for its technology and equipment of $15.3 million, and the possibility of a success payment of up to $16.2 million. At December 31, 2013, the Company had classified the PDU as property held for sale on its consolidated balance sheets. As a result of the Kaidi Agreement, the Company has reclassified its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect the energy technologies segment as discontinued operations. In the consolidated statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated, and are reported in the respective categories with those of continuing operations.

All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

The following table summarizes the components of assets and liabilities of discontinued operations.

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Prepaid expenses and other current assets	$59	$19
Other receivables	545	—

Total current assets	$604	$19

Property held for sale	4,626	4,647
Deposits and other assets	—	4

Total other assets	$4,626	$4,651

Total assets	$5,230	$4,670

Accounts payable	$59	$151
Accrued payroll and benefits	302	356
Accrued liabilities	976	1,496
Deferred revenue	55	—
Other	775	—

Total liabilities	$2,167	$2,003

The following table summarizes the results of discontinued operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$56	$105	$267	$300
Operating income (loss)	$(1,242)	$4,542	$(4,333)	$(4,994)
Income (loss) from discontinued operations, net of tax	$(1,242)	$3,558	$(4,280)	$(4,831)

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

Accounting guidance provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment in considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy, defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that were accounted for at fair value by level as of September 30, 2014 (in thousands).

	Level 1	Level 2	Level 3
Liabilities
Forward gas contracts	$—	$811	$—
Interest rate swaps	—	688	—
Earn-out consideration	—	—	5,589

The following table presents the financial instrument that was accounted for at fair value by level as of December 31, 2013 (in thousands).

	Level 1	Level 2	Level 3
Liabilities
Earn-out consideration	$—	$—	$1,544

The following table presents the fair value and carrying value of the Company’s borrowings by level as of September 30, 2014.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
RNP Notes	$318,400	$—	$—	$320,000
Fulghum debt	—	47,205	—	46,665
GSO Credit Agreement	—	49,092	—	49,092
NEWP debt	—	11,744	—	11,722
QS Construction Facility	—	20,393	—	20,393

The following table presents the fair value and carrying value of the Company’s borrowings by level as of December 31, 2013.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
RNP Notes	$318,400	$—	$—	$320,000
Fulghum debt	—	45,970	—	47,452
RNHI Revolving Loan	—	50,000	—	50,000
QS Construction Facility	—	4,527	—	4,527

Forward Gas Contracts

Our East Dubuque Facility enters into forward gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward gas contracts is recorded in cost of sales in the consolidated statements of operations. The amount of unrealized loss recorded was $0.3 million for the three months ended September 30, 2014 and $0.8 million for the nine months ended September 30, 2014. These forward gas contracts are recorded in accrued liabilities on the consolidated balance sheets.

Interest Rate Swaps

NEWP entered into three interest rate swaps in notional amounts that cover the borrowings under its two industrial revenue bonds and a real estate mortgage loan. Through the three interest rate swaps, NEWP is essentially fixing the variable interest rate to be paid on its borrowings.

Under the interest rate swaps, NEWP pays interest at a fixed rate of 5.29% on the outstanding balance of one of the industrial revenue bonds, 5.05% on the outstanding balance of the other industrial revenue bond and 7.53% on the outstanding balance of the real estate mortgage loan. NEWP receives interest at the variable interest rates specified in the various swap agreements.

The interest rate swaps are designated as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at September 30, 2014 represents the unrealized loss of $0.7 million. Any adjustments to the fair value of the interest rate swaps from the date of the NEWP Acquisition will be recorded in consolidated statements of operations. Interest rate swaps are recorded in other liabilities on the consolidated balance sheets.

Earn-out Consideration

At September 30, 2014, the earn-out consideration reflected in our financial statements includes $4.6 million relating to the NEWP Acquisition. The earn-out consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios for the achievement of certain levels of EBITDA, as defined in the Purchase Agreement related to the NEWP Acquisition. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production.

At September 30, 2014, the earn-out consideration includes $0.9 million of potential earn-out consideration relating to the Atikokan Project. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Project, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers in the Atikokan Project of $0.9 million, which will be repayable from any earn-out consideration. The collectibility of the loan is tied to the amount of earn-out consideration the sellers receive from the Company. Therefore, at September 30, 2014, the loan receivable was reduced to $0.7 million with $0.2 million being recorded to other expense.

The earn-out consideration also includes potential additional consideration the Company may be required to pay under the purchase agreement relating to the acquisition of Agrifos, LLC (“Agrifos”). Agrifos, through a subsidiary, previously owned the Pasadena Facility.

A reconciliation of the change in the carrying value of the earn-out consideration is as follows:

	As of September 30, 2014
	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2013	$1,544	$—	$1,544
Add: Earn-out consideration	—	3,840	3,840
Add: Unrealized (gain) loss	(532)	800	268
Add: Unrealized gain on foreign currency translation	(63)	—	(63)

Balance at September 30, 2014	$949	$4,640	$5,589

	As of September 30, 2013
	Agrifos	Atikokan	Total
	(in thousands)
Balance at December 31, 2012	$4,920	$—	$4,920
Add: Earn-out consideration	—	1,850	1,850
Add: Unrealized gain	(4,920)	(277)	(5,197)
Add: Unrealized gain on foreign currency translation	—	(2)	(2)

Balance at September 30, 2013	$—	$1,571	$1,571

RNP Notes

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “RNP Notes”) are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt was determined based on market prices.

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

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three and nine months ended September 30, 2014 and 2013.

QS Construction Facility

The Company’s financing obligation with respect to the construction of assets by Quebec Stevedoring Company Limited (the “QS Construction Facility”) is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. To determine the fair value, the Company reviewed the current market interest rates of similar borrowing arrangements. It was concluded that the carrying value of the QS Construction Facility approximates the fair value of the obligation at September 30, 2014 because the Company’s credit worthiness has not changed since the QS Construction Facility was established.

Note 8 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Finished goods	$27,151	$27,638
Raw materials	8,170	7,448
Other	172	290

Total inventory	$35,493	$35,376

During the three months ended September 30, 2014, RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $1.8 million to market value. During the nine months ended September 30, 2014, RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $4.6 million to market value. During the three months ended September 30, 2013, RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $5.0 million to market value. During the nine months ended September 30, 2013, RNP wrote down the value of the Pasadena Facility’s ammonium sulfate, sulfur and sulfuric acid inventory by $7.3 million to market value. The various write-downs were reflected in cost of goods sold for the applicable periods.

Note 9 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Land and land improvements	$27,482	$26,149
Buildings and building improvements	44,609	33,096
Machinery and equipment	366,188	334,645
Furniture, fixtures and office equipment	1,583	1,123
Computer equipment and computer software	9,678	7,977
Vehicles	5,612	4,624
Leasehold improvements	2,370	2,348
Other	1,453	210

	458,975	410,172
Less: Accumulated depreciation	(99,931)	(75,518)

Total property, plant and equipment, net	$359,044	$334,654

In connection with the restructuring of the Pasadena Facility, the Company tested the long-lived assets for impairment. As of September 30, 2014, the undiscounted future cash flows from the Pasadena Facility exceeded its net book value by approximately 10%. If there are further declines in commodity prices or increases in future costs at the Pasadena Facility, the Company may need to record a material impairment charge to reduce the carrying cost of the plant to fair value.

Construction in progress consisted of the following:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
East Dubuque Facility	$10,195	$2,195
Pasadena Facility	55,438	31,335
Fulghum Fibres	11,445	273
Atikokan Project	31,307	8,458
Wawa Project	52,412	11,809
Construction under QS Construction Facility	22,988	5,198
Other	606	868

Total construction in progress	$184,391	$60,136

The construction in progress balance includes $5.3 million of capitalized interest costs at September 30, 2014, and $0.8 million at December 31, 2013.

Note 10 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	Pasadena	Fulghum	NEWP	Total
	(in thousands)
Balance at December 31, 2013	$27,202	$29,932	$—	$57,134
Add: Acquisition	—	—	9,261	9,261
Less: Impairment	(27,202)	—	—	(27,202)

Balance at September 30, 2014	$—	$29,932	$9,261	$39,193

The Company tests goodwill assets for impairment annually, or more often if an event or circumstances indicate an impairment may have occurred. Between annual goodwill impairment tests, the Company qualitatively assesses whether or not it is necessary to perform the two-step goodwill impairment test for each reporting unit. If based on the results of its qualitative assessment, it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then the two-step goodwill impairment test is not required.

During the three months ended June 30, 2014, the Company wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $2.8 million to market value. Management considered this inventory impairment, negative gross margin and negative EBITDA in the second quarter of 2014, as well as revised cash flow projections developed during the second quarter of 2014, taken together as indicators that a potential impairment of the goodwill related to the Pasadena Facility may have occurred. Factors that affect cash flow include, but are not limited to: product prices; product sales volumes; feedstock prices, labor, maintenance, and other operating costs; required capital expenditures; and plant productivity.

Cash flow projections decreased primarily because of a decline in forecasted product margins. The reduction of prices in the forecast was the result of an evaluation of many factors, including recent deterioration in reported margins. A global decline in nitrogen prices, along with higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originate from new plants that produce ammonium sulfate as a by-product of manufacturing caprolactam. Current prices for ammonia and sulfur, key inputs for ammonium sulfate, had increased significantly during the second quarter. Global ammonia supplies were tight, supported by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political issues in Libya and Ukraine.

The analysis of the potential impairment of goodwill is a two-step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena reporting unit was based upon various assumptions and was based primarily on the discounted cash flows that the business could be expected to generate in the future (the “Income Approach”). The Income Approach valuation method required the Company to make projections of revenue and costs over a multi-year period. Additionally, the Company made an estimate of a weighted average cost of capital that a market participant would use as a discount rate. The Company also considered other valuation methods including the replacement cost and market approach. Based upon its analysis of the fair value of the Pasadena reporting unit, the Company believed it was probable that the Pasadena reporting unit had a carrying value in excess of its fair value at June 30, 2014. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in accounting guidance.

Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. The estimated difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment and the Company did not adjust the net book value of the assets and liabilities on its consolidated balance sheets other than goodwill as a result of this process. Completion of step two of the goodwill impairment test indicated no remaining residual value of goodwill and resulted in the Company recording an impairment charge of $27.2 million. The goodwill impairment was primarily the result of a decrease in the implied fair value of the Pasadena reporting unit. A deterioration in projected cash flows and an increase in the rate used to discount such cash flows contributed to this decrease. In addition, the implied residual value of goodwill decreased because of an increase in the amount of invested capital at the Pasadena Facility, which primarily was the result of capital expenditures for the power generation project and expenditures to replace the sulfuric acid converter.

Note 11 — Debt

RNP Credit Agreement

On April 12, 2013, RNP and Rentech Nitrogen Finance Corporation, a wholly owned subsidiary of RNP (“Finance Corporation”), entered into a credit agreement (the “RNP Credit Agreement”). The RNP Credit Agreement consisted of a $35.0 million senior secured revolving credit facility. As of December 31, 2013, there were no outstanding borrowings under the RNP Credit Agreement. The RNP Credit Agreement was terminated on July 22, 2014 and replaced with the GE Credit Agreement (defined below). The termination of the RNP Credit Agreement resulted in a loss on debt extinguishment of $0.6 million for the three and nine months ended September 30, 2014.

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

On April 9, 2014, the Company paid off the outstanding balance under the facility and terminated the RNHI Credit Agreement. The payoff of the RNHI Revolving Loan resulted in a loss on debt extinguishment of $0.9 million for the nine months ended September 30, 2014.

BMO Credit Agreement

On November 25, 2013, the Company entered into a credit agreement with Bank of Montreal (the “BMO Credit Agreement”). The BMO Credit Agreement initially consisted of a $3.0 million revolving credit facility, which can be utilized as letters of credit.

On April 8, 2014, the BMO Credit Agreement was amended to increase the amount available under the revolving credit facility from $3.0 million to $10.0 million.

Borrowings bear a letter of credit fee of 3.75% per annum on the daily average face amount of the letters of credits outstanding during the preceding calendar quarter. The Company also is required to pay a commitment fee on the average daily undrawn portion of the credit facility at a rate equal to 0.75% per annum. This commitment fee is payable quarterly in arrears on the last day of each calendar quarter and on the termination date. The BMO Credit Agreement will terminate on November 25, 2015. At September 30, 2014, letters of credit totaling $9.7 million had been issued. At December 31, 2013, letters of credit totaling $1.1 million had been issued.

GSO Credit Agreement

On April 9, 2014, RNHI (the “Borrower”), entered into a Term Loan Credit Agreement (the “GSO Credit Agreement”) among the Borrower, certain funds managed by or affiliated with GSO Capital Partners LP (“GSO Capital”), as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and each lender from time to time party thereto. The Company expects that borrowings from the facility will be used to fund the acquisition and development of its wood fibre business, which consists of its wood chipping and wood pellet businesses, and for general corporate purposes.

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

The GSO Credit Agreement provides for a $75.0 million incremental term loan facility (the “Accordion Facility”). The Accordion Facility allows the Company, at any time before April 9, 2019, to borrow additional funds under the terms of the GSO Credit Agreement from any of the lenders, if such lenders agree to lend any additional amounts.

GE Credit Agreement

On July 22, 2014, RNP replaced the RNP Credit Agreement by entering into a new credit agreement (the “GE Credit Agreement”) by and among RNP and Finance Corporation as borrowers (the “GE Borrowers”), certain subsidiaries of RNP, as guarantors, General Electric Capital Corporation, for itself as agent for the lenders party thereto, the other financial institutions party thereto, and GE Capital Markets, Inc., as sole lead arranger and bookrunner.

The GE Credit Agreement consists of a $50.0 million senior secured revolving credit facility (the “GE Credit Facility”) with a $10.0 million letter of credit sublimit. RNP expects that the GE Credit Agreement will be used to fund growth projects, working capital needs, letters of credit and for other general partnership purposes.

Borrowings under the GE Credit Agreement bear interest at a rate equal to an applicable margin plus, at the GE Borrowers’ option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of one month plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the GE Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings.

The GE Borrowers are required to pay a fee to the lenders under the GE Credit Agreement on the average undrawn available portion of the GE Credit Facility at a rate equal to 0.50% per annum. If letters of credit are issued, the GE Borrowers will also pay a fee to the lenders under the GE Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings. The GE Borrowers are also required to pay customary letter of credit fees on issued letters of credit. In the event the GE Borrowers reduce or terminate the commitments under the GE Credit Facility on or prior to the 18-month anniversary of the closing date, the GE Borrowers shall pay a prepayment fee equal to 1.0% of the amount of the commitment reduction.

The GE Credit Agreement terminates on July 22, 2019. The GE Borrowers may voluntarily prepay their utilization and/or permanently cancel all or part of the available commitments under the GE Credit Agreement in minimum increments of $5.0 million (subject to the prepayment fee described above). Amounts repaid may be reborrowed. Borrowings under the GE Credit Agreement will be subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds.

RNLLC, RNPLLC and Rentech Nitrogen Pasadena Holdings, LLC guarantee the GE Credit Agreement. The obligations under the GE Credit Agreement and the subsidiary guarantees thereof are secured by the same collateral securing the RNP Notes, which includes substantially all the assets of RNP and its subsidiaries. After the occurrence and during the continuation of an event of default, proceeds of any collection, sale, foreclosure or other realization upon any collateral will be applied to repay obligations under the GE Credit Agreement and the subsidiary guarantees thereof to the extent secured by the collateral before any such proceeds are applied to repay obligations under the RNP Notes.

The GE Credit Agreement contains a number of customary representations and warranties, affirmative and negative covenants and events of default. The covenants include, among other things, compliance with environmental laws, limitations on the incurrence of indebtedness and liens, the making of investments, the sale of assets and the making of restricted payments. In the event that, on a pro forma basis, less than 30% of the commitment amount is available for borrowing on any distribution date, then in order to make a distribution on such date (a) RNP must maintain a first lien leverage ratio no greater than 1.0 to 1 on a pro forma basis and (b) the sum of (i) the undrawn amount under the GE Credit Facility and (ii) cash maintained by RNP and its subsidiaries in collateral deposit accounts must be at least $5 million (after giving effect to the distribution). In addition, before RNP can make distributions, there cannot be any default under the GE Credit Agreement. The GE Credit Agreement also contains a requirement that RNP maintain a first lien leverage ratio not to exceed 1.0 to 1 at the end of each fiscal quarter where less than 30% of the commitment is available for drawing under the GE Credit Facility or a default has occurred and is continuing.

As of September 30, 2014, the Company had no outstanding borrowings under the GE Credit Agreement.

NEWP Debt

NEWP’s debt consists of two industrial revenue bonds and a real estate mortgage loan with each loan collateralized by specific property and equipment. The debt has maturity dates ranging from 2016 through 2021. As of September 30, 2014, NEWP’s debt, factoring in the interest rate swaps, had a weighted average interest rate of 5.0%.

NEWP debt at September 30, 2014 consisted of the following (in thousands):

Outstanding debt	$11,334
Plus: Unamortized premium	388

Total outstanding debt	$11,722
Less: Current portion	1,872

Long-term credit facilities and term loans	$9,850

Future maturities of the NEWP debt are as follows (in thousands):

For the Three Months Ending December 31, 2014 and Thereafter the Years Ending December 31,
2014	$457
2015	1,888
2016	2,424
2017	1,954
2018	2,032
2019	1,498
Thereafter	1,469

$11,722

Total Debt

As of September 30, 2014, the Company was in compliance with all covenants under the RNP Notes, Fulghum debt, GSO Credit Agreement, NEWP debt, RNP Credit Agreement, GE Credit Agreement and BMO Credit Agreement. Total debt consisted of the following:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
RNP Notes	$320,000	$320,000
Fulghum debt(1)	46,665	47,452
GSO Credit Agreement	49,092	—
NEWP debt	11,722	—
QS Construction Facility	20,393	4,527
RNHI Revolving Loan	—	50,000

Total debt	$447,872	$421,979
Less: Current portion	15,911	9,916

Long-term debt	$431,961	$412,063

(1)	Includes unamortized premium of $1.7 million as of September 30, 2014 and $2.2 million as of December 31, 2013.

Note 12 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Company may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to reduce monthly and seasonal gas price volatility. The Company occasionally enters into index-price contracts for the purchase of natural gas. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through April 30, 2015. Commitments for natural gas purchases consist of the following:

	As of
	September 30, 2014	December 31, 2013
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	4,945	2,071
MMBtus under index-price contracts	757	81

Total MMBtus under contracts	5,702	2,152

Commitments to purchase natural gas	$26,185	$8,571
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$4.59	$3.98

During October 2014, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through October 31, 2014. The total MMBtus associated with these additional forward purchase contracts are 0.1 million and the total amount of the purchase commitments is $0.5 million, resulting in a weighted average rate per MMBtu of $3.97 in these new commitments. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Contractual Obligations

Pasadena

On April 17, 2013, RNPLLC entered into an engineering, procurement and construction contract (the “EPC Contract”) with Abeinsa Abener Teyma General Partnership (“Abeinsa”). The EPC Contract provides for Abeinsa to be the contractor on the power generation project at the Pasadena Facility. The value of the contract is $25.0 million and the project is expected to be completed by late 2014. As of September 30, 2014, RNP has paid $22.7 million and accrued an additional $1.2 million under the EPC contract.

Wood Pellets

On April 30, 2013, Rentech’s subsidiary that owns the Wawa Project entered into a ten-year take-or-pay contract (the “Drax Contract”) with Drax Power Limited (“Drax”). Under the Drax Contract, such subsidiary is required to sell to Drax the first 400,000 metric tonnes of wood pellets per year produced from the Wawa Project, with the first delivery under the contract scheduled for the end of year 2014. In the event that it does not deliver wood pellets as required under the Drax Contract, the Rentech subsidiary that owns the Wawa Project is required to pay Drax an amount equal to the positive difference, if any, between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech has guaranteed this obligation in an amount not to exceed $20.0 million. The Company is in discussions with Drax to amend the Drax Contract to postpone the delivery of wood pellets to Drax required in 2014 and 2015. The Company does not expect any penalties or payments associated with shortfalls or postponement to be material.

Rentech’s subsidiary that owns the Atikokan Project entered into a ten-year take-or-pay contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which such subsidiary is required to deliver 45,000 metric tonnes of wood pellets annually starting in 2014, prorated in the first year based on the successful commissioning date of OPG’s Atikokan power station. OPG has the option to increase required delivery of wood pellets from the Atikokan Project to up to 90,000 metric tonnes annually. The Company expects that wood pellets produced at the Atikokan Project not purchased by OPG may be sold to Drax or marketed elsewhere. The Company also expects that its initial deliveries to OPG will consist of wood pellets purchased from third party suppliers and wood pellets produced at the Atikokan Project during its early commissioning phase. The Atikokan Project made its first delivery of wood pellets to OPG in May 2014 using wood pellets supplied by a third-party wood pellet producer.

The contracts with Drax and OPG are each designed to minimize exposure to variable costs over the ten-year term. This exposure is minimized, in the case of the Drax agreement, by passing through to Drax increased costs resulting from certain changes in input prices, including general inflation, the price of fuel, and prices of wood supplied to the mills, and in the case of OPG by tying a portion of the price of wood pellets to a Canadian inflation index. However, such indexation and pass throughs may not fully offset increases or decreases in the prices of inputs and the cost of transporting and handling wood pellets.

A Rentech subsidiary has contracted with Canadian National Railway Company (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Project and the Wawa Project to the Port of Quebec. The Atikokan Project is located 1,300 track miles and the Wawa Project is located 1,100 track miles from the Port of Quebec.

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

Litigation

The Company is party to litigation from time to time in the normal course of business. The Company accrues liabilities related to litigation only when it concludes that it is probable that it will incur costs related to such litigation, and can reasonably estimate the amount of such costs. In cases where the Company determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss, if such estimate can be made. The outcome of the Company’s current litigation matters are not estimable or probable. The Company maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Company’s financial statements.

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

Gain and Loss Contingencies

As indicated in “Note 6 — Discontinued Operations,” the Company is in the process of selling its alternative energy business, which is based in Colorado. During the third quarter, the Company paid a 2013 county property tax assessment in Colorado in the amount of $1.3 million, which was accrued in 2013. However, the Company did not agree with the assessed property value and appealed to the Board of Assessment Appeals State of Colorado (“Board of Assessment”). In August 2014, the Company won its appeal and the Company is owed a refund of $1.2 million. Adams County has appealed to the Colorado Court of Appeals. The Company has not recorded the receivable related to the overpayment as it represents a gain contingency.

For 2014, the Company has accrued the Colorado property taxes based on the property value approved by the Board of Assessment. However, the county has assessed the Company a higher property value than it did in 2013, which would require a property tax payment by the Company of $1.7 million. This amount is $1.6 million in excess of what the Company accrued. Because it won its appeal for 2013, the Company believes that the assessment of $1.7 million is not probable and has not reflected an accrual for the excess amount of $1.6 million.

In 2013, the Company sold its property located in Natchez, Mississippi (“Natchez”) for $8.6 million. The Company continues to own an approximately 18 mile-long natural gas pipeline that runs from Tensas Parish, Louisiana to the site in Natchez, Mississippi. The Company is working with the Federal Energy Regulatory Commission to abandon the natural gas pipeline. The Company expects the abandonment costs to be $0.7 million, which has been recorded in discontinued operations during the three months ended September 30, 2014. As part of the Natchez property sale, the Company is entitled to reimbursement from the buyer of Natchez for its costs relating to the pipeline abandonment. The Company has not recorded the receivable related to the reimbursement of abandonment costs as it represents a gain contingency.

A fire at our mill in Maine during the first quarter disrupted operations, causing lower processing volumes and higher than typical processing costs at the facility during the six months ended June 30, 2014. The mill’s customer has indicated it incurred unspecified losses related to the production disruptions caused by the fire. The Company is unable at this time, to estimate any potential liability from this contingency.

Note 13 — Preferred Stock

On April 9, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with funds managed by or affiliated with GSO Capital (the “Series E Purchasers”), pursuant to which the Company sold 100,000 shares of its Series E Convertible Preferred Stock (the “2014 Preferred Stock” or “Series E Preferred Stock”) to the Series E Purchasers. The shares have an aggregate original issue price of $100.0 million and were purchased for an aggregate purchase price of $98.0 million (reflecting an issuance discount of 2%). Dividends on the 2014 Preferred Stock accrue and are cumulative, whether or not declared by the Board of Directors of the Company, at the rate of 4.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon. The 2014 Preferred Stock is convertible into up to 45,045,045 shares of Rentech’s common stock (“Common Stock”) at a conversion price of $2.22 per share, subject to adjustment. In certain circumstances, the 2014 Preferred Stock is redeemable by the Series E Purchasers for a price equal to the original issue price plus all accrued and unpaid dividends (including dividends accruing from the last dividend payment date).

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

The 2014 Preferred Stock is accounted for as mezzanine equity in the consolidated balance sheets. However, dividends are recorded in the consolidated statements of stockholders’ equity and consist of the 4.5% dividend plus the amortization of issuance costs and accretion of discount. Dividends are paid on the first business day of June and December of each year.

Mezzanine equity at September 30, 2014 consisted of the following (in thousands):

Original issue price of 2014 Preferred Stock	$100,000
Less: Issuance costs	(3,267)
Less: Unamortized discount	(1,867)

Total mezzanine equity	$94,866

Note 14 — Income Taxes

For the three months ended September 30, 2014, the Company recorded an income tax expense of $0.4 million. For the nine months ended September 30, 2014, the Company recorded income tax expense of $1.3 million. The Company’s effective income tax rate (income tax (benefit) expense as a percentage of loss before income taxes) was 4% for the three and nine months ended September 30, 2014. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to basis difference in foreign subsidiary, impact of foreign earnings and impact of state taxes. The Company has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized.

Note 15 — Segment Information

The Company operates in five business segments, as described below. The operations of Fulghum are included in the Company’s historical results of operations only from the closing date of the Fulghum Acquisition, which was May 1, 2013. The operations of NEWP are included only from the closing date of the NEWP Acquisition, which was May 1, 2014. Results of the energy technologies segment are included in discontinued operations for the three and nine months ended September 30, 2014 and 2013. The Company’s five segments are:

•	East Dubuque — The operations of the East Dubuque Facility, which produces primarily ammonia and urea ammonium nitrate solution (“UAN”).

•	Pasadena — The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Fulghum Fibres — The operations of Fulghum, which provides wood yard operations services and wood fibre processing services, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America.

•	Wood Pellets: Industrial — This segment includes wood pellet projects owned by the Company, currently the Atikokan Project and Wawa Project, equity in Rentech’s joint venture with Graanul Invest AS, a European producer of wood pellets (the “Rentech/Graanul JV”) and other wood pellet development activities. The wood pellet development activities represent the Company’s personnel costs for employees dedicated to the wood pellet business infrastructure and administration costs and other third party costs.

•	Wood Pellets: NEWP — The operations of NEWP, which produces wood pellets for the residential and commercial heating markets.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
East Dubuque	$46,021	$50,572	$148,455	$146,838
Pasadena	38,142	42,707	105,597	109,961
Fulghum Fibres	25,273	22,378	73,660	38,483
Wood Pellets: Industrial	2,011	—	2,678	—
Wood Pellets: NEWP	13,857	—	19,635	—

Total revenues	$125,304	$115,657	$350,025	$295,282

Operating income (loss)
East Dubuque	$14,159	$24,059	$56,991	$77,742
Pasadena	(10,186)	(40,522)	(44,464)	(38,528)
Fulghum Fibres	1,083	1,812	4,039	2,657
Wood Pellets: Industrial	(2,453)	(2,350)	(7,459)	(4,233)
Wood Pellets: NEWP	1,995	—	2,789	—

Total segment operating income (loss)	$4,598	$(17,001)	$11,896	$37,638

Net income (loss)
East Dubuque	$14,139	$24,069	$56,926	$77,383
Pasadena	(10,213)	(40,765)	(44,545)	(38,915)
Fulghum Fibres	(56)	813	609	941
Wood Pellets: Industrial	(1,997)	(2,058)	(6,804)	(3,941)
Wood Pellets: NEWP	2,014	—	2,756	—

Total segment net income (loss)	$3,887	$(17,941)	$8,942	$35,468

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$3,887	$(17,941)	$8,942	$35,468
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(1,792)	(1,872)	(6,277)	(6,488)
RNP – partnership and unallocated expenses recorded as other expense	(635)	309	(635)	(1,081)
RNP – unallocated interest expense and loss on interest rate swaps	(4,604)	(3,996)	(14,373)	(9,726)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
RNP – income tax benefit	—	—	—	302
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(6,963)	(5,733)	(21,544)	(18,755)
Corporate and unallocated depreciation and amortization expense	(154)	(152)	(419)	(475)
Corporate and unallocated income (expense) recorded as other income (expense)	(96)	7	(1,279)	(19)
Corporate and unallocated interest expense	(54)	(47)	(378)	(47)
Corporate income tax benefit (expense)	(34)	2,289	(71)	27,166
Income (loss) from discontinued operations, net of tax	(1,242)	3,558	(4,280)	(4,831)

Consolidated net income (loss)	$(11,687)	$(23,578)	$(40,314)	$21,514

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Total assets
East Dubuque	$186,069	$175,430
Pasadena	189,904	188,836
Fulghum Fibres	190,187	188,397
Wood Pellets: Industrial	133,813	42,089
Wood Pellets: NEWP	57,797	—

Total segment assets	$757,770	$594,752

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$757,770	$594,752
RNP – partnership and other	48,513	42,078
Corporate and other	14,236	62,090
Discontinued operations	5,230	4,670

Consolidated total assets	$825,749	$703,590

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
United States	$113,833	$108,743	$318,313	$282,113
Canada	2,011	—	2,678	—
Other	9,460	6,914	29,034	13,169

Total revenues	$125,304	$115,657	$350,025	$295,282

The following table sets forth assets by geographic area:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
United States	$660,716	$633,886
Canada	133,749	42,089
Other	31,284	27,615

Total assets	$825,749	$703,590

Note 16 — Net Income (Loss) Per Common Share Allocated to Rentech

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations attributable to Rentech common shareholders	$(9,134)	$(18,151)	$(32,529)	$17,830
Less: Dividends and accretion on 2014 Preferred Stock	1,321	—	2,521	—
Less: Income from continuing operations allocated to participating securities	—	—	—	493

Income (loss) from continuing operations allocated to common shareholders	$(10,455)	$(18,151)	$(35,050)	$17,337

Numerator:
Income (loss) from discontinued operations attributable to Rentech common shareholders	$(1,242)	$3,558	$(4,280)	$(4,831)
Less: Income from discontinued operations allocated to participating securities	—	94	—	—

Income (loss) from discontinued operations allocated to common shareholders	$(1,242)	$3,464	$(4,280)	$(4,831)

Numerator:
Net income (loss) attributable to Rentech common shareholders	$(10,376)	$(14,593)	$(36,809)	$12,999
Less: Dividends and accretion on 2014 Preferred Stock	1,321	—	2,521	—
Less: Income allocated to participating securities	—	—	—	348

Net income (loss) allocated to common shareholders	$(11,697)	$(14,593)	$(39,330)	$12,651

Denominator:
Weighted average common shares outstanding	228,072	226,305	228,651	225,840
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	—	—	945
Common stock options	—	—	—	1,752
Restricted stock	—	—	—	3,634

Diluted shares outstanding	228,072	226,305	228,651	232,171

Continuing operations	$(0.05)	$(0.08)	$(0.15)	$0.08

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Discontinued operations	$(0.01)	$0.02	$(0.02)	$(0.02)

Basic net income (loss) per common share	$(0.05)	$(0.06)	$(0.17)	$0.06

Continuing operations	$(0.05)	$(0.08)	$(0.15)	$0.07

Discontinued operations	$(0.01)	$0.02	$(0.02)	$(0.02)

Diluted net income (loss) per common share	$(0.05)	$(0.06)	$(0.17)	$0.05

For the three months ended September 30, 2014, 60.7 million shares and, for the same period last year, 13.8 million shares, of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2014, 60.7 million shares and, for the same period last year, 3.5 million shares, of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

Note 17 — Subsequent Events

Agrifos Settlement

On October 28, 2014, RNP reached an agreement to settle all existing and future indemnity claims it may have under the Membership Interest Purchase Agreement dated October 31, 2012, as amended, pursuant to which RNP acquired the Pasadena Facility from Agrifos Holdings Inc. The parties agreed to distribute $5.0 million of cash and 59,186 RNP common units to RNP held in escrow accounts established at the closing of the acquisition from a portion of the initial purchase price to satisfy potential indemnity claims. The remaining approximately $0.9 million of cash and 264,090 RNP common units held in escrow will be released to Agrifos Holdings Inc.

Discontinued Operations

On October 31, 2014, the Company closed the previously announced sale of its alternative energy technologies under the Kaidi Agreement. See “Note 6 — Discontinued Operations” for further information. The Company received a cash payment of $14.4 million from Kaidi, which is in addition to $0.5 million in cash payments previously received. Kaidi will pay an additional $0.4 million to the Company to purchase various equipment currently located at the Company’s PDU, resulting in $15.3 million of total proceeds to the Company from these transactions, which does not include the possibility of a further success payment of up to $16.2 million. A gain of approximately $15.0 million will be recognized in the fourth quarter.

Distributions

On November 4, 2014, the board of directors of RNP’s general partner declared a cash distribution to RNP’s common unitholders for the period June 1, 2014 through and including September 30, 2014 of $0.05 per unit, which will result in total distributions in the amount of $1.9 million, including payments to phantom unitholders. The Company will receive a distribution of $1.2 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on November 28, 2014 to unitholders of record at the close of business on November 21, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report, in “Part II—Item 1A. Risk Factors” in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed with the SEC on August 18, 2014, in “Part II—Item 1A. Risk Factors” of this report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to realize the benefits of the Fulghum Acquisition, the NEWP Acquisition and the Atikokan and Wawa Projects and to successfully execute our new wood fibre processing business strategy;

•	our ability to successfully implement our restructuring plan and improve results of operations at our Pasadena Facility;

•	the volatile nature of our nitrogen fertilizer business and its ability to remain profitable;

•	our ability to recover the costs of our raw materials through sales of products made from such raw materials, considering the volatility in the prices of our products and raw materials;

•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen fertilizer and wood pellet products;

•	any interruption in the supply, or rise in the price levels, of natural gas, ammonia, sulfur, and other essential raw materials;

•	our dependence on our customers and distributors to purchase and transport goods purchased from us;

•	our ability to identify and consummate acquisitions in related businesses, our ability to complete capital projects on schedule and on budget and the risk that any such acquisitions or capital projects do not perform as anticipated;

•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;

•	intense competition from other nitrogen fertilizer or wood fibre processors;

•	risks associated with projects located in rural areas outside of the United States;

•	risks arising from changes in existing laws or regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases, carbon dioxide or energy production;

•	any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales volume or sales price of products sold through IOC;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;

•	risks associated with the expansion and other projects at our facilities, including any disruption to operations at our facilities during construction and our ability to sell the incremental products resulting from such projects; and

•	risks associated with doing business outside of the United States, including foreign currency exposure and economic conditions in other countries impacting our demand for our products and our customers’ ability to pay us.

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

OVERVIEW OF OUR BUSINESS

We are a leading provider of wood fibre processing services and high-quality wood chips. We are also developing into a leading provider of wood pellets. Fulghum operates 32 wood chipping mills. It provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America. Our wood pellet business includes facilities under construction at the Atikokan and Wawa Projects, which are expected to have a combined annual production capacity of 550,000 metric tons. Wood pellets from the Atikokan and Wawa facilities will be used for commercial power generation in Canada and the United Kingdom. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets, operating three wood pellet facilities with a combined annual production capacity of 240,000 tons. The facilities are located in Jaffrey, New Hampshire, Deposit, New York and Schuyler, New York.

We own the general partner interest and 59.8% of the common units representing limited partner interests in RNP, a publicly traded master limited partnership. Through its wholly owned subsidiary, RNLLC, RNP manufactures natural-gas-based nitrogen fertilizer products at its East Dubuque Facility. It also sells its products to customers located in the Mid Corn Belt region of the United States. Through its wholly owned subsidiary, RNPLLC, RNP manufactures ammonium sulfate fertilizer, sulfuric acid and ammonium thiosulfate fertilizer at its Pasadena Facility. The Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while the East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt region. Ammonia prices are typically significantly higher in the Mid Corn Belt than in Tampa.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to revenue recognition, inventories, valuation of long-lived assets and intangible assets, recoverability of goodwill, and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. No material change has occurred to our critical accounting policies and estimates from the information provided in the Annual Report.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for the periods presented may not be comparable with our results of operations for the subsequent periods for the reasons discussed below.

Acquired Operations

Fulghum’s operations are included in our historical operating results from the closing date of the Fulghum Acquisition, which was May 1, 2013. Fulghum provides wood yard operations services and wood fibre processing services. It sells wood chips to the pulp, paper and packaging industry. It also owns and manages forestland and sells bark to industrial consumers in South America. NEWP’s operations are included in our historical operating results from the closing date of the NEWP Acquisition, which was May 1, 2014. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets. For periods after the closing of each acquisition: (i) our general and administrative expenses as well as sales-related expenses have increased due to the addition of the acquired operations; (ii) our depreciation and amortization expenses have increased due to the increase in tangible and definite lived intangible assets, which were recorded at fair value on the date of the acquisition; and (iii) our interest expense has increased due to the debt assumed with the acquisitions that continues to be outstanding. Due to these factors, our operating results for the periods prior to and after the closing dates of the Fulghum Acquisition and NEWP Acquisition may not be comparable.

Expansion Projects and Other Significant Capital Projects

We have commenced additional projects and are evaluating other potential projects to expand our production capabilities and product offerings. We expect to incur significant costs and expenses developing and building such projects. Our depreciation expense has increased and we expect our depreciation expense to further increase as we place additional assets into service. Consequently, our operating results may not be comparable for periods before, during and after the construction of any expansion project or other significant capital project.

Restructuring of Pasadena’s Operations

Starting in the third quarter of 2014, we have begun to restructure operations at our Pasadena Facility. We expect to complete the restructuring by the end of 2014. As part of the restructuring, our Pasadena Facility will reduce annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. We intend to sell approximately 70 percent of the 500,000 tons in the domestic market and the remaining tons in New Zealand and Australia, which are the international markets with the highest net prices for ammonium sulfate. Our sales plan eliminates typically low-margin sales to Brazil, other than modest amounts expected during peak seasons when higher margins may be achievable. The restructuring plan provides the flexibility to increase ammonium sulfate production above the 500,000 ton rate for limited periods. The restructuring plan also includes a reduction of the number of contractors and employees, which is expected to reduce the full-time equivalent workforce by approximately 20 percent. Severance and other one-time employee-related expenses of $0.1 million were recorded for the nine months ended September 30, 2014 in connection with these reductions in the workforce.

We expect the restructuring to reduce operating and selling, general and administrative expenses. and annual maintenance capital expenditures. This should enable our Pasadena Facility’s operations, including the results from our power generation project, to generate positive EBITDA in 2015, based on our current outlook for input costs and prices of ammonium sulfate. We cannot assure you that we will obtain these anticipated benefits from the restructuring. If we do not obtain the anticipated benefits, this would have a material adverse effect on us.

Acquisitions

One of our business strategies is to pursue acquisitions in related businesses. We are pursuing acquisitions related to our wood fibre processing business. We may also pursue acquisitions of assets and businesses that generate qualifying income for RNP. If completed, acquisitions could have significant effects on our business, financial condition and results of operations. We cannot assure you that we will enter into any definitive acquisition agreements on satisfactory terms, or at all. Costs associated with potential acquisitions are expensed as incurred, and could be significant.

Seasonality

Our East Dubuque Facility

Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. Consequently, operating results for the interim periods do not necessarily indicate expected results for the year. The following table shows product tonnage (in thousands) shipped by our East Dubuque Facility by quarter for the nine months ended September 30, 2014 and for each comparable quarter in the years ended December 31, 2013, 2012 and 2011.

	2014	2013	2012	2011
Quarter ended March 31	92	110	92	89
Quarter ended June 30	193	144	160	213
Quarter ended September 30	146	176	180	125
Quarter ended December 31	n/a	70	133	145

Total Tons Shipped	431	500	565	572

We typically ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year. The next highest volume of tons shipped is typically after the fall harvest during the quarter ending December 31 of each year. However, as reflected in the table above, the seasonal patterns may change substantially from year to year due to various circumstances, including timing of or changes in weather. These seasonal increases and decreases in demand can also cause fluctuations in sales prices. In winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year. Certain weather and soil conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

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

Our Pasadena Facility

Significant seasonality and weather factors have affected demand for and timing of deliveries for our Pasadena Facility’s domestic agricultural products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decrease in the summer, and increase again in the fall. Sales prices of these products are adjusted seasonally in order to facilitate distribution of the products throughout the year. Sales to Brazil and New Zealand may partially offset this domestic seasonal pattern because they are in the southern hemisphere. The ammonium sulfate plant at our Pasadena Facility operates throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility. We also have an arrangement with IOC that permits us to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near our end customers. Storage capacity is managed by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to cease or reduce production of the product until capacity became available. Our Pasadena Facility’s fertilizer products are typically sold on the spot market for immediate delivery and, to a much lesser extent, under product prepayment contracts for future delivery at fixed prices. The following table shows product tonnage (in thousands) shipped by our Pasadena Facility by quarter for the nine months ended September 30, 2014 and for each quarter in the year ended December 31, 2013.

	2014	2013
Quarter ended March 31	155	110
Quarter ended June 30	215	178
Quarter ended September 30	205	202
Quarter ended December 31	n/a	140

Total Tons Shipped	575	630

Our Wood Fibre Processing Business

Wood Chipping Business – Fulghum Fibres

Our wood chipping mills typically operate continuously throughout the year; however, there may be quarter-to-quarter fluctuations in processing revenue at individual mills. These fluctuations are usually due to variations in customer-controlled deliveries of logs, production levels at customers’ mills and/or weather-related events. Our customer contracts stipulate minimum volume requirements and shortfall fees. This mitigates the variation in revenues of our United States mills. Under our processing agreements, the customer generally has the opportunity to make up for any shortfall below minimum volume requirements with additional volumes in subsequent months before it is required to pay a shortfall fee. If heavy rain is expected to prevent deliveries or make deliveries of logs to the mills difficult, we frequently coordinate delivery schedules with our customers. Building sufficient inventory of logs at our mill sites enable the mills to process more continuously during the rainy season. Based on our customers’ expected relatively continuous wood chip requirements, the terms of our processing agreements and our focus on maintaining proper log inventories, we do not expect to experience material seasonality in Fulghum’s United States or Uruguayan operations. However, two of our mills in Chile, typically cease wood chip processing operations for one to two months during their winter season due to the customer’s inability to harvest and deliver logs to our facilities. Since a significant portion of the revenue in Fulghum’s South American operations is derived from the sale of wood chips, primarily for export from Chile, the mill closures affect revenue. This portion of revenue, and the associated profits, may be more variable than the revenue and profits derived from processing fees pursuant to long-term contracts.

Wood Pellet Business – Industrial

We have entered into long-term off-take contracts with Drax and OPG, which are utility companies that operate throughout the year. Once we complete the Atikokan and Wawa Projects, we intend to produce wood pellets from these facilities year-round to meet these contractual demands. Ground conditions during the wet season referred to as “spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood to supply pellet production. We expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months to mitigate this potential interruption of wood supply. This inventory build-up may increase our working capital requirements. The Port of Quebec typically remains ice-free during the winter months, which we expect will reduce the risk of interruptions in shipments to Drax.

Wood Pellet Business – NEWP

All of our NEWP facilities and customers are located in the Northeastern United States. Since NEWP’s wood pellets are used for heating, its sales are seasonal. For the last three years, over 60% of NEWP’s annual sales have taken place from September through February. As a result of the seasonality of shipments and sales, we expect to experience significant fluctuations in NEWP’s revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. To accommodate NEWP’s seasonal sales, we build up NEWP’s finished goods inventory from March through August of each year. This inventory build-up typically increases our working capital requirements.

Business Segments

We operate in five business segments, which are East Dubuque, Pasadena, Fulghum Fibres, Wood Pellets: Industrial, and Wood Pellets: NEWP. See “Note 15 — Segment Information” in “Part I—Item 1. Financial Statements” in this report for more information on the description of the segments. Fulghum’s and NEWP’s operations are included in our historical operating results only from the closing date of the Fulghum Acquisition, which was May 1, 2013, and the NEWP Acquisition, which was May 1, 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
East Dubuque	$46,021	$50,572	$148,455	$146,838
Pasadena	38,142	42,707	105,597	109,961
Fulghum Fibres	25,273	22,378	73,660	38,483
Wood Pellets: Industrial	2,011	—	2,678	—
Wood Pellets: NEWP	13,857	—	19,635	—

Total revenues	$125,304	$115,657	$350,025	$295,282

Gross profit (loss)
East Dubuque	$15,466	$25,114	$60,816	$81,353
Pasadena	(8,778)	(8,294)	(12,145)	(1,966)
Fulghum Fibres	3,429	4,324	9,579	6,749
Wood Pellets: Industrial	366	—	480	—
Wood Pellets: NEWP	2,486	—	3,573	—

Total gross profit	$12,969	$21,144	$62,303	$86,136

Selling, general and administrative expenses
East Dubuque	$956	$981	$3,177	$3,423
Pasadena	1,071	1,227	4,147	3,811
Fulghum Fibres	1,368	1,250	4,420	2,109
Wood Pellets: Industrial	2,776	2,350	8,184	4,233
Wood Pellets: NEWP	624	—	1,015	—

Total segment selling, general and administrative expenses	$6,795	$5,808	$20,943	$13,576

Depreciation and amortization
East Dubuque	$47	$46	$122	$152
Pasadena	337	972	970	2,722
Fulghum Fibres	970	1,266	1,111	1,984
Wood Pellets: Industrial	43	—	97	—
Wood Pellets: NEWP(1)	(133)	—	(231)	—

Total segment depreciation and amortization recorded in operating expenses	1,264	2,284	2,069	4,858

East Dubuque	4,333	1,666	11,655	6,348
Pasadena	2,153	1,702	5,056	3,159
Fulghum Fibres	1,810	2,150	5,386	3,707
Wood Pellets: NEWP	830	—	1,108	—

Total depreciation and amortization expense recorded in cost of sales	9,126	5,518	23,205	13,214

Total depreciation and amortization	$10,390	$7,802	$25,274	$18,072

Net income (loss)
East Dubuque	$14,139	$24,069	$56,926	$77,383

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Pasadena	(10,213)	(40,765)	(44,545)	(38,915)
Fulghum Fibres	(56)	813	609	941
Wood Pellets: Industrial	(1,997)	(2,058)	(6,804)	(3,941)
Wood Pellets: NEWP	2,014	—	2,756	—

Total segment net income (loss)	$3,887	$(17,941)	$8,942	$35,468

Reconciliation of segment net income (loss) to consolidated net income (loss):
Segment net income (loss)	$3,887	$(17,941)	$8,942	$35,468
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(1,792)	(1,872)	(6,277)	(6,488)
RNP – partnership and unallocated income (expense) recorded as other income (expense)	(635)	309	(635)	(1,081)
RNP – unallocated interest expense and loss on interest rate swaps	(4,604)	(3,996)	(14,373)	(9,726)
RNP – income tax benefit	—	—	—	302
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(6,963)	(5,733)	(21,544)	(18,755)
Corporate and unallocated depreciation and amortization expense	(154)	(152)	(419)	(475)
Corporate and unallocated income (expense) recorded as other income (expense)	(96)	7	(1,279)	(19)
Corporate and unallocated interest expense	(54)	(47)	(378)	(47)
Corporate income tax benefit (expense)	(34)	2,289	(71)	27,166
Income(loss) from discontinued operations, net of tax	(1,242)	3,558	(4,280)	(4,831)

Consolidated net income (loss)	$(11,687)	$(23,578)	$(40,314)	$21,514

(1)	Amortization of customer relationships resulted in a credit in the current reporting period.

Partnership and unallocated expenses recorded as other expense during the three and nine months ended September 30, 2014 represent a loss on debt extinguishment. Partnership and unallocated expenses recorded as other income during the three months ended September 30, 2013 represented a gain on fair value adjustment to earn-out consideration of $0.3 million. Partnership and unallocated expenses recorded as other expense during the nine months ended September 30, 2013 represent a loss on debt extinguishment of $6.0 million partially offset by gain on fair value adjustment to earn-out consideration of $4.9 million. Unallocated interest expense represents interest expense on the RNP Notes, which were issued in April 2013.

Corporate and unallocated expenses recorded as other expense for the nine months ended September 30, 2014 consist primarily of a loss on debt extinguishment of $0.9 million caused by the payoff of the RNHI Revolving Loan, and the loss on fair value adjustments due to an increase in the expected earn-out consideration of $0.8 million related to the NEWP Acquisition, partially offset by the $0.4 million gain from the settlement of an indemnity claim related to the Fulghum Acquisition. During the nine months ended September 30, 2013, we recognized a corporate income tax benefit of $27.2 million related to the release of a valuation allowance resulting from recording of deferred tax liabilities related to the Fulghum Acquisition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013:

Continuing Operations

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
East Dubuque	$46,021	$50,572	$148,455	$146,838
Pasadena	38,142	42,707	105,597	109,961

Total RNP	84,163	93,279	254,052	256,799
Fulghum Fibres	25,273	22,378	73,660	38,483
Wood Pellets: Industrial	2,011	—	2,678	—
Wood Pellets: NEWP	13,857	—	19,635	—

Total revenues	$125,304	$115,657	$350,025	$295,282

East Dubuque

	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	27	$14,641	24	$12,543
UAN	83	22,146	117	31,472
Urea (liquid and granular)	13	5,918	11	4,681
Carbon dioxide (CO2)	19	645	21	714
Nitric acid	4	1,182	3	1,162
Other	N/A	1,489	N/A	—

Total — East Dubuque	146	$46,021	176	$50,572

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	106	$57,882	76	$51,033
UAN	214	60,499	237	70,985
Urea (liquid and granular)	40	18,647	37	18,117
Carbon dioxide (CO2)	61	2,080	68	2,338
Nitric acid	10	3,223	12	4,292
Other	N/A	6,124	N/A	73

Total — East Dubuque	431	$148,455	430	$146,838

We generate revenue from sales of nitrogen fertilizer products manufactured at our East Dubuque Facility. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, which are nitrogen fertilizers, as well as nitric acid and CO2, using natural gas as a feedstock. These nitrogen fertilizer products are used primarily in the production of corn. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers who use nitrogen fertilizer.

Revenues for the three months ended September 30, 2014 were $46.0 million, compared to $50.6 million for the same period last year. The decrease was due to lower deliveries and sales prices of UAN, partially offset by higher deliveries and sales prices for ammonia. Revenues for the nine months ended September 30, 2014 were $148.5 million, compared to $146.8 million for the same period last year. The increase was due to higher natural gas sales and ammonia sales volumes, partially offset by lower UAN sales volumes and sales prices for ammonia and UAN.

During the three months ended September 30, 2013, deliveries of UAN occurred earlier than is typical, which pulled revenue from the fourth quarter of 2013 into the third quarter of 2013. This is the primary reason for the lower UAN sales volumes during the three and nine month periods ending September 30, 2014 periods as compared to the same periods in 2013. Ammonia production increased after we completed the ammonia expansion project in December 2013. This additional ammonia available for sale resulted in higher ammonia deliveries during the three and nine months ended September 30, 2014.

Average sales prices per ton for the three months ended September 30, 2014 were 1% higher for ammonia and relatively flat for UAN, as compared with the same period last year. These two products comprised 80% of our East Dubuque Facility’s revenues for the three months ended September 30, 2014 and 87% for the same period last year. The increase in ammonia sales prices was consistent with the increase in global nitrogen fertilizer prices between the two periods. The improvement in global ammonia prices during the three months ended September 30, 2014 was caused by lower supplies of urea from China, geopolitical events resulting in the shut down of significant nitrogen fertilizer plants in Libya and Ukraine, and the reduction in natural gas supplies in other parts of the world. However, UAN prices did not benefit from the improvement in the ammonia market due to more UAN production being brought on line in North America. Since most of the UAN consumed in North America is produced in North America, the recent changes in the international nitrogen markets did not positively impact UAN as it did the other nitrogen product lines.

Average sales prices per ton for the nine months ended September 30, 2014 were 19% lower for ammonia and 5% lower for UAN, as compared with the same period last year. These two products comprised 80% of our East Dubuque Facility’s revenues for the nine months ended September 30, 2014 and 83% for the same period last year. The decreases in our sales prices for ammonia and UAN were consistent with the decline in global nitrogen fertilizer prices in the earlier portions of the respective periods, partially offset by increases in the three months ended in September of the respective years. These decreases were caused by significantly higher levels of low-priced urea in the global market, particularly from China. Prices were also affected by additional nitrogen fertilizer production brought on line in North America over the last 12 months.

Other revenues consist primarily of natural gas sales. We occasionally sell natural gas when purchase commitments exceed production requirements and/or storage capacities, or when the margin from selling natural gas exceeds the margin from producing additional ammonia. During the third quarter of 2014, we recorded $1.1 million in natural gas sales and $0.4 million in nitrous oxide emission reduction credit sales. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain. During the first quarter of 2014, temporary operational problems with a natural gas pipeline in the Midwest caused a significant spike in the local price of natural gas. This created a unique opportunity to purchase natural gas from other locations at lower prices for the purpose of reselling it at significantly higher prices. We also sold natural gas originally purchased for production at a gross profit that exceeded the expected gross profits from additional production using that natural gas. During the first quarter of 2014, we sold, at an average price of $29.90 per MMBtu, 151,000 MMBtus of natural gas that cost an average of $9.42 per MMBtu. Almost half of the natural gas sold had been intended for production. The total $4.5 million in natural gas sales resulted in a gross profit of $3.1 million, which was significantly higher than the profit we would likely have realized on the 2,900 tons of lost ammonia production.

Pasadena

	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	172	$33,776	162	$38,609
Sulfuric acid	20	1,894	39	3,347
Ammonium thiosulfate	13	1,925	1	322
Other	N/A	547	N/A	429

Total — Pasadena	205	$38,142	202	$42,707

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	458	$90,244	330	$88,784
Sulfuric acid	61	5,567	119	11,240
Ammonium thiosulfate	56	8,257	41	7,883
Other	N/A	1,529	N/A	2,054

Total — Pasadena	575	$105,597	490	$109,961

We generate revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produces ammonium sulfate and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid. These fertilizer products are used in growing corn, soybeans, potatoes, cotton, canola, alfalfa and wheat.

Revenues for the three months ended September 30, 2014 were $38.1 million, compared to $42.7 million for the same period last year. Lower sales prices for ammonium sulfate and ammonium thiosulfate, and lower sales volume for sulfuric acid were partially offset by higher sales volumes for ammonium sulfate and ammonium thiosulfate. Revenues for the nine months ended September 30, 2014 were $105.6 million, compared to $110.0 million for the same period last year. Lower sales prices for all products were partially offset by higher ammonium sulfate sales volumes.

Ammonium sulfate production increased after we completed the debottlenecking project in December 2013. Demand increased due to favorable weather during the planting season and an increase in international orders; increased production enabled additional sales to meet that demand. We produce ammonium sulfate by combining ammonia and sulfuric acid, which we also produce to make ammonium sulfate or to sell to the industrial market. After expanding ammonium sulfate production capacity, less sulfuric acid was available for sale. This was the reason for the decline in sulfuric acid sales volume during the three and nine months ended September 30, 2014 as compared to the same periods last year. During 2014, international sales of ammonium sulfate were significantly higher than for the comparable period last year.

Average sales prices per ton decreased by 17% for ammonium sulfate and increased by 10% for sulfuric acid for the three months ended September 30, 2014, as compared with the same period last year. These two products comprised 94% of our Pasadena Facility’s revenues for the three months ended September 30, 2014 and 98% for the same period last year. A higher proportion of export sales, priced lower than domestic sales, contributed to the decline in average product price. Furthermore, higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originated from new plants that produce ammonium sulfate as a by-product of manufacturing caprolactam. Average sales prices per ton decreased by 27% for ammonium sulfate and by 3% for sulfuric acid for the nine months ended September 30, 2014 as compared with the same period last year. These two products comprised 91% of our Pasadena Facility’s revenues for each of the nine months ended September 30, 2014 and 2013. A higher proportion of export sales, priced lower than domestic sales, contributed to the decline in average product price.

Fulghum Fibres

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Services	$17,954	$18,608	$53,341	$30,340
Product	7,319	3,770	20,319	8,143

Total revenues — Fulghum	$25,273	$22,378	$73,660	$38,483

We generate revenues at Fulghum Fibres from providing wood yard operation and wood fibre processing services, and selling wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America.

Revenues were $25.3 million for the three months ended September 30, 2014 compared to $22.4 million for the same period last year. The increase was primarily due to higher South America product sales caused by strong demand from a European customer that increased its production capacity. For the three months ended September 30, 2014, $15.9 million of revenues were generated from operations in the United States, while $9.4 million of revenues were from South America. For the same period last year, $15.5 million of revenues were generated from United States operations; $6.9 million of revenues were from South America. Service revenues are those earned under agreements for wood yard operations services and wood fibre processing services. Product revenues are those earned by our Chilean operations from the sale of wood chips and bark. During the three months ended September 30, 2014, our mills in the United States processed 3.3 million green metric tons, or GMT, of logs into wood chips and residual fuels; our mills in South America processed 0.6 million GMT of logs into wood chips and residual fuels. One of Fulghum’s customers experienced an outage at its production facility to which our mill supplies chips, causing lower than expected processing volumes for Fulghum for the period. During the customer’s downtime, Fulghum performed maintenance and repairs at this mill, which increased operating costs during the quarter. Fulghum continues to experience lower services revenues at our mill in Maine due to constraints resulting from operating the mill with temporary equipment following a fire earlier in the year.

Revenues were $73.7 million for the nine months ended September 30, 2014 compared to $38.5 million for the same period last year. The increase was due to our ownership of Fulghum for the full nine months ended September 30, 2014 as compared to five months during the same period last year. For the nine months ended September 30, 2014, $44.7 million of revenues were generated from operations in the United States, while $29.0 million of revenues were from South America. For the same period last year, $25.3 million of revenues were generated from operations in United States; $13.2 million of revenues were from South America. During the nine months ended September 30, 2014, our mills in the United States processed 9.4 million GMT of logs into wood chips and residual fuels; our mills in South America processed 1.9 million GMT of logs. While revenues increased from the prior year due to our ownership of Fulghum for the full nine months ended September 30, 2014, several of Fulghum’s customers experienced outages at their production facilities to which our mills supply chips, causing lower than expected processing volumes for Fulghum for the period. During the customers’ downtime, Fulghum performed maintenance and repairs at these mills, which increased operating costs during the period. Fulghum continues to experience lower services revenues at our mill in Maine due to constraints resulting from operating the mill with temporary equipment following a fire earlier in the year.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically utilities generating electricity. Revenues were $2.0 million at the Atikokan Project for the three months ended September 30, 2014, generated by delivering to OPG 9,000 metric tons of wood pellets sourced from a third-party wood pellet producer. Revenues were $2.7 million at the Atikokan Project for the nine months ended September 30, 2014, generated by delivering to OPG 12,000 metric tons of wood pellets sourced from a third-party wood pellet producer.

We expect the Atikokan Project to produce wood pellets during the fourth quarter of this year. The existing arrangement of delivering a third party’s wood pellets to OPG will be curtailed as the Atikokan Project ramps up production. Commissioning and start-up of the Wawa Project are expected to begin in November 2014 and continue through the end of 2014, with production to follow. The first shipment of wood pellets to Drax is expected to occur in the second quarter of 2015, in accordance with Drax’s ship schedule.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States residential and commercial heating markets. Revenues were $13.9 million for the three months ended September 30, 2014 on deliveries of 71,000 tons of wood pellets. Revenues were $19.6 million from May 1, 2014 through September 30, 2014 on deliveries of 100,000 tons of wood pellets. Sales early in the year were higher than usual due to cold weather in the spring. In addition, retailers’ purchases of products to be sold this winter commenced earlier than usual this summer. These factors resulted in higher deliveries and revenues this year than are typical through the third quarter. Consequently, finished product inventories are lower than is typical for this time of year. We expect deliveries to be lower than typical during the fourth quarter of this year for the same reason. However, we expect NEWP to sell its full production this year and for deliveries and sales to be as expected for the full year.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of sales:
East Dubuque	$30,555	$25,458	$87,639	$65,485
Pasadena	46,920	51,001	117,742	111,927

Total RNP	$77,475	$76,459	$205,381	$177,412
Fulghum Fibres	21,844	18,054	64,081	31,734
Wood Pellets: Industrial	1,645	—	2,198	—
Wood Pellets: NEWP	11,371	—	16,062	—

Total cost of sales	$112,335	$94,513	$287,722	$209,146

East Dubuque

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the three months ended September 30, 2014 was $30.6 million, compared to $25.5 million for the same period last year. The increase in the cost of sales was primarily due to an increase in depreciation and costs of natural gas and electricity. Increased natural gas costs were due to an overall market increase in the cost of natural gas. Natural gas comprised 45% and labor costs comprised 12% of cost of sales on product shipments for the three months ended September 30, 2014. For the same period last year, natural gas was 49% and labor was 15% of cost of sales. Depreciation expense included in cost of sales was $4.3 million for the three months ended September 30, 2014 and $1.7 million for the same period last year. The increase in depreciation expense is primarily due to the completion of the ammonia expansion project in late 2013. Increased electricity costs were due to an increase in electricity usage and rates. The electricity usage increased due to the new compressors installed as part of the ammonia expansion project.

Cost of sales for the nine months ended September 30, 2014 was $87.6 million, compared to $65.5 million for the same period last year. The increase in the cost of sales was primarily due to an increase in depreciation and costs of natural gas and electricity. Increased natural gas costs were due to an overall market increase in the cost of natural gas and additional natural gas purchased for resale. The cost of natural gas sold was $2.8 million higher in 2014 than in 2013 for the nine months ended September 30, 2014. Natural gas comprised 48% and labor costs comprised 14% of cost of sales on product shipments for the nine months ended September 30, 2014. For the same period last year, natural gas was 46% and labor was 15% of cost of sales. Depreciation expense included in cost of sales was $11.7 million for the nine months ended September 30, 2014 and $6.3 million for the same period last year. The increase in depreciation expense is primarily due to the completion of the ammonia expansion project in late 2013. Increased electricity costs were due to an increase in electricity usage and rates. The electricity usage increased due to the new compressors installed as part of the ammonia expansion project.

Pasadena

Cost of sales primarily consists of the cost of ammonia and sulfur, labor, depreciation and electricity. Cost of sales for the three months ended September 30, 2014 was $46.9 million, compared to $51.0 million for the same period last year. Ammonia and sulfur together comprised 60% of cost of sales for the three months ended September 30, 2014, compared to 55% for the same period last year. Labor costs comprised 7% of cost of sales for the three months ended September 30, 2014 and 8% for the same period last year. During the quarter ended September 30, 2014, we incurred turnaround expenses of $2.1 million and other nonrecurring unanticipated maintenance expenses of $1.3 million. Turnaround expenses represent maintenance costs incurred during planned shut-downs. The duration of the 2014 turnaround was extended by 13 days, as compared to the duration of a typical turnaround, to undertake activities necessary to tie-in the new sulfuric acid converter and cogeneration projects. During the extended outage, we conducted a comprehensive examination of other components within the sulfuric acid plant. This examination resulted in the discovery and repair of previously unidentified items. The incremental cost of these items and the extended downtime was approximately $1.3 million. These one-time activities are not expected to recur in the future. For the three months ended September 30, 2014, we wrote down our ammonium sulfate inventory by $1.8 million, because production costs exceeded market prices. During the same period last year, we wrote down our ammonium sulfate inventory by $5.0 million. Current prices for ammonia and sulfur, key inputs for ammonium sulfate, have increased significantly. Global ammonia supplies are lower than normal, and are compounded by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political issues in Libya and Ukraine. Also, our sulfuric acid plant was down during the turnaround period. In order to continue producing ammonium sulfate and meet sales demand for sulfuric acid, we needed to purchase sulfuric acid, which increased the cost of sales for the three months ended September 30, 2014.

Depreciation expense included in cost of sales was $2.2 million for the three months ended September 30, 2014 and $1.7 million for the same period last year. The increase in depreciation expense was primarily due to an increase in property, plant and equipment resulting from the completion of the debottlenecking project in late 2013, and the increase in ammonium sulfate sold in 2014 compared to 2013.

Cost of sales for the nine months ended September 30, 2014 was $117.7 million, compared to $111.9 million for the same period last year. The increase in cost of sales was primarily due to selling a higher volume of ammonium sulfate and higher unit prices for inputs. Ammonia and sulfur together comprised 60% of cost of sales for the nine months ended September 30, 2014 and 55% for the same period last year. Labor costs comprised 7% of cost of sales for each of the nine months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, we wrote down our ammonium sulfate inventory by $4.6 million, because production costs exceeded market prices. During the same period last year, we wrote down our ammonium sulfate, sulfur and sulfuric acid inventory by $7.3 million due to lower market prices of ammonium sulfate and sulfuric acid. During the nine months ended September 30, 2014, we incurred turnaround expenses of $2.1 million and other nonrecurring unanticipated maintenance expenses of $1.3 million.

Depreciation expense included in cost of sales was $5.1 million for the nine months ended September 30, 2014 and $3.2 million for the same period last year. The increase in depreciation expense was primarily due to an increase in property, plant and equipment resulting from the completion of the debottlenecking project in late 2013, and the increase in ammonium sulfate sold in 2014 compared to 2013.

Fulghum Fibres

Costs for our wood chipping mill operations include (i) service costs, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our operations in South America, which consist of costs to purchase, process and export forestry products. Cost of sales for the three months ended September 30, 2014 was $21.8 million, compared to $18.1 million for the same period last year. The increase in cost of sales was primarily due to the increase in product sales. For the three months ended September 30, 2014, service costs represented 66% of our cost of sales, while product costs represented 34%. For the same period last year, service costs represented 79% and product costs represented 21%. Labor costs comprised 26% of the cost of sales for the three months ended September 30, 2014 and 28% for the same period last year. Repairs and maintenance and utilities comprised 26% of cost of sales for the three-month period ended September 30, 2014 and 32% for the same period last year. Depreciation expense included in cost of sales was $1.8 million during the three-month period ended September 30, 2014 and $2.1 million for the same period last year.

Cost of sales for the nine months ended September 30, 2014 was $64.1 million, compared to $31.7 million for the same period last year. The increase in cost of sales was primarily due to our owning Fulghum for the full nine months ended September 30, 2014 as compared to five months during the same period last year. For the nine months ended September 30, 2014, service costs represented 68% of our cost of sales, while product costs represented 32%. For the nine months ended September 30, 2013, service costs represented 75% of our cost of sales, while product costs represented 25%. Labor costs comprised 25% of the cost of sales for the nine months ended September 30, 2014 and 26% for the same period last year. Repairs and maintenance and utilities comprised 28% of cost of sales for the nine months ended September 30, 2014 and 31% for the same period last year. Depreciation expense included in cost of sales was $5.4 million during the nine month ended September 30, 2014 and $3.7 million for the same period last year.

A fire at our mill in Maine during the first quarter of 2014 disrupted operations, causing lower processing volumes and higher than typical processing costs at the facility during the nine months ended September 30, 2014. Recoveries from our insurance policies offset a significant portion of these additional operating costs.

Wood Pellets: Industrial

We have not yet begun producing wood pellets at either the Atikokan or Wawa Projects. As a result, cost of sales primarily consists of purchasing and transporting wood pellets. Cost of sales for the three months ended September 30, 2014 was $1.6 million and $2.2 million for the nine months ended September 30, 2014. Wood pellet purchases in cost of sales were $1.0 million during the three months ended September 30, 2014 and $1.3 million for the nine months ended September 30, 2014. Transportation costs were $0.5 million during the three months ended September 30, 2014 and $0.7 million for the nine months ended September 30, 2014.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the three months ended September 30, 2014 was $11.4 million and $16.1 million for the nine months ended September 30, 2014. For the three months ended September 30, 2014, wood fibre feedstock comprised 48% of cost of sales, while packaging accounted for 12%, labor 7%, electricity 6% and freight 3%. For the nine months ended September 30, 2014, wood fibre feedstock comprised 48% of cost of sales, while packaging accounted for 12%, labor 7%, electricity 6% and freight 4%. Depreciation expense included in the cost of sales was $0.8 million for three months ended September 30, 2014 and $1.1 million for the nine months ended September 30, 2014. Cost of sales for the nine months ended September 30, 2014 also included a $0.2 million write-up of inventory to fair value as part of the NEWP Acquisition.

Gross Profit (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Gross profit (loss):
East Dubuque	$15,466	$25,114	$60,816	$81,353
Pasadena	(8,778)	(8,294)	(12,145)	(1,966)

Total RNP	$6,688	$16,820	$48,671	$79,387
Fulghum Fibres	3,429	4,324	9,579	6,749
Wood Pellets: Industrial	366	—	480	—
Wood Pellets: NEWP	2,486	—	3,573	—

Total gross profit	$12,969	$21,144	$62,303	$86,136

East Dubuque

Gross profit was $15.5 million for the three months ended September 30, 2014, compared to $25.1 million for the same period last year. Gross profit margin for the three months ended September 30, 2014 was 34%, compared to 50% for the same period last year. Gross profit was $60.8 million for the nine months ended September 30, 2014, compared to $81.4 million for the same period last year. Gross profit margin for the nine months ended September 30, 2014 was 41%, compared to 55% for the same period last year. The decreases in gross profit and gross margin were primarily due to lower product pricing, and increased costs of natural gas, depreciation and electricity.

Gross profit margin can vary significantly from period to period. Nitrogen fertilizer and natural gas are both commodities, the prices of which can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our East Dubuque Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally.

During October 2014, our East Dubuque Facility’s ammonia plant was shut down for seven days due to a leaking flange on the ammonia synthesis converter. This shut-down is expected to have a negative impact on the results of operations for the three months ended December 31, 2014 due to lost profits during the seven day shut-down.

Pasadena

Gross loss was $8.8 million for the three months ended September 30, 2014, compared to a gross loss of $8.3 million for the same period last year. Gross loss margin for the three months ended September 30, 2014 was 23%, compared to gross loss margin of 19% for the same period last year. The decreases in gross profit and gross profit margin were primarily due to declines in average sales prices for ammonium sulfate, increases in the unit prices of raw materials, and turnaround expenses and other nonrecurring maintenance expenses.

Gross loss was $12.1 million for the nine months ended September 30, 2014, compared to a gross loss of $2.0 million for the same period last year. Gross loss margin for the nine months ended September 30, 2014 was 12%, compared to gross loss margin of 2% for the same period last year. The decreases in gross profit and gross profit margin were primarily due to declines in average sales prices for ammonium sulfate, increases in the unit prices of raw materials, and turnaround expenses and other nonrecurring maintenance expenses.

Gross profit margin at our Pasadena Facility can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are all commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our Pasadena Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally. Moreover, forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, so it is not possible to lock in product prices and input prices at the same time, as has been our practice for a portion of the sales of the significant products of our East Dubuque Facility. Since input prices for ammonium sulfate are typically fixed several months before the corresponding product sales prices are known, margins may be compressed during a declining commodity market. See “Note 10 — Goodwill” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” in this report.

Fulghum Fibres

Gross profit was $3.4 million for the three months ended September 30, 2014 compared to $4.3 million for the same period last year. Gross profit margin for the three months ended September 30, 2014 was 14% compared to 19% for the same period last year. The decrease in gross profit and gross profit margin was primarily due to lower processing volumes and increased processing and maintenance costs at various mills, including those resulting from the fire at our mill in Maine.

Gross profit was $9.6 million for the nine months ended September 30, 2014 compared to $6.7 million for the same period last year. Gross profit margin for the nine months ended September 30, 2014 was 13% compared to 18% for the same period last year. The increase in gross profit was primarily due to our owning Fulghum for the full nine months ended September 30, 2014 compared to five months during the same period last year. The decrease in gross profit margin was primarily due to lower processing volumes and increased processing and maintenance costs at various mills, including those resulting from the fire at our mill in Maine.

Wood Pellets: Industrial

Gross profit for the three months ended September 30, 2014 was $0.4 million. Gross profit for the nine months ended September 30, 2014 was $0.5 million. Gross profit margin was 18% for each of the three and nine months ended September 30, 2014.

Wood Pellets: NEWP

Gross profit for the three months ended September 30, 2014 was $2.5 million. Gross profit for the nine months ended September 30, 2014 was $3.6 million. Gross profit margin was 18% for each of the three and nine months ended September 30, 2014.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating expenses:
East Dubuque	$1,307	$1,055	$3,825	$3,611
Pasadena	1,408	32,228	32,319	36,562
RNP – partnership and unallocated expenses	1,792	1,872	6,277	6,488

Total RNP	4,507	35,155	42,421	46,661
Fulghum Fibres	2,346	2,512	5,540	4,092
Wood Pellets: Industrial	2,819	2,350	7,939	4,233
Wood Pellets: NEWP	491	—	784	—
Corporate and unallocated expenses	7,118	5,885	21,979	19,230

Total operating expenses	$17,281	$45,902	$78,663	$74,216

East Dubuque

Operating expenses consist primarily of selling, general and administrative expenses, depreciation expense and asset disposal costs. Selling, general and administrative expenses for each of the three-month periods ended September 30, 2014 and 2013 were $1.0 million. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes. However, a portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense. Asset disposal costs were $0.3 million related to the removal of a prill tower.

Selling, general and administrative expenses for the nine-month period ended September 30, 2014 were $3.2 million, compared to $3.4 million for the same period last year. Depreciation expense included in operating expense was $0.1 million for the nine months ended September 30, 2014 compared to $0.2 million for the same period last year. Asset disposal costs were $0.5 million related to the removal of a prill tower and closure of wells no longer in service.

Pasadena

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense and goodwill impairment. Selling, general and administrative expenses for the three months ended September 30, 2014 were $1.1 million, compared to $1.2 million for the same period last year. Depreciation and amortization expense included in operating expense was $0.3 million for the three months ended September 30, 2014 compared to $1.0 million for the same period last year. These amounts represent primarily amortization of intangible assets. The decrease was primarily due to an intangible asset having been fully amortized at December 31, 2013. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on product volumes. During the three months ended September 30, 2013, the Company recorded a goodwill impairment of $30.0 million.

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $4.1 million, compared to $3.8 million for the same period last year. The increase was primarily due to an increase in personnel costs of $0.8 million, including severance costs of $0.2 million, and software maintenance of $0.2 million, partially offset by lower professional fees of $0.6 million. Depreciation and amortization expense included in operating expense was $1.0 million for the nine months ended September 30, 2014 compared to $2.7 million for the same period last year. These amounts represent primarily amortization of intangible assets. The decrease was primarily due to an intangible asset having been fully amortized at December 31, 2013. Goodwill impairment was $27.2 million for the nine months ended September 30, 2014 and $30.0 million for the same period last year. See “Note 10 — Goodwill” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

RNP – Partnership and Unallocated Expenses

Partnership and unallocated expenses represent costs that relate directly to RNP and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for RNP; unit-based compensation expense for executives of RNP; services from Rentech for executive, legal, finance, accounting, human resources and investor relations support in accordance with the services agreement between RNP and Rentech; audit and tax fees; legal fees; compensation for RNP partnership level personnel; certain insurance costs; and board expense. Partnership and unallocated expenses recorded in selling, general and administrative expenses for the three months ended September 30, 2014 were $1.8 million, compared to $1.9 million for the same period last year. Non-cash unit–based compensation expense, recorded in selling, general and administrative expenses, was $0.3 million for the three months ended September 30, 2014, compared to $0.2 million for the same period last year.

Partnership and unallocated expenses recorded in selling, general and administrative expenses were $6.3 million for the nine months ended September 30, 2014 and $6.5 million for the same period last year. Non-cash unit–based compensation expense was $1.2 million for the nine months ended September 30, 2014, compared to $1.4 million for the same period last year.

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses for the three months ended September 30, 2014 were $1.4 million compared to $1.3 million for the same period last year. These expenses were for general administrative purposes, such as general management salaries and travel, legal, consulting, and information technology. Depreciation and amortization expense included in operating expense for the three months ended September 30, 2014 was $1.0 million compared to $1.3 million for the same period last year.

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $4.4 million compared to $2.1 million for the same period last year. These expenses were for general administrative purposes, such as general management salaries and travel, legal, consulting, and information technology. The increase was due to our ownership of Fulghum for the full nine months ended September 30, 2014 as compared to five months during the same period last year. Depreciation and amortization expense included in operating expense for the nine months ended September 30, 2014 was $1.1 million and $2.0 million for the same period last year. The majority of depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Wood Pellets: Industrial

Operating expenses consist primarily of selling, general and administrative expenses, which include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Projects, and other business development costs. Our operating expenses are not indicative of the amount of operating expenses we expect after the Atikokan and Wawa Projects are commissioned and operating. Once we begin producing and selling wood pellets, certain expenses currently recorded as operating expenses will be capitalized to product inventory and included in cost of sales when the inventories are sold.

Operating expenses were $2.8 million for the three months ended September 30, 2014 compared to $2.4 million for the same period last year.

Operating expenses were $7.9 million for the nine months ended September 30, 2014 compared to $4.2 million for the same period last year. The increase was primarily due to increases in plant personnel costs of $1.2 million, utilities and other plant start-up costs of $1.1 million, rail car delivery and lease expenses of $1.0 million and professional and consulting services of $0.5 million.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses for the three months ended September 30, 2014 were $0.6 million and $1.0 million for the nine months ended September 30, 2014.

Depreciation and amortization expense included in operating expense for the three months ended September 30, 2014 was $(0.1) million and $(0.2) million for the nine months ended September 30, 2014. At the time of the NEWP Acquisition, we recorded customer relationships at their fair values as part of purchase accounting for the acquisition. Amortization of these customer relationships in the three and nine months ended September 30, 2014 resulted in a negative amortization expense. The majority of depreciation expense relates to wood pellet processing assets and was recorded in cost of sales.

Corporate and Unallocated Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses include cash and non-cash personnel costs, acquisition related expenses, insurance costs, facilities expenses, information technology costs and professional services fees for legal, audit, tax and investor relations activities. Selling, general and administrative expenses were $7.0 million for the three-month period ended September 30, 2014 compared to $5.7 million for the same period last year. The increase was primarily due to $0.5 million in software and system upgrades, expenses for consultants who were studying our cost structure, and an increase in non-cash equity-based compensation of $0.5 million. Non-cash equity-based compensation expense was $1.9 million for the three months ended September 30, 2014 compared to $1.4 million for the same period last year.

Selling, general and administrative expenses were $21.5 million for the nine month period ended September 30, 2014 compared to $18.8 million for the same period last year. The increase was primarily due to $1.8 million in costs associated with evaluating shareholder proposals, completing settlements with shareholders and conducting cost studies, $1.1 million in transaction costs related to the NEWP Acquisition, $0.7 million in non-capitalizable software upgrade costs and an increase in non-cash equity-based compensation of $0.4 million. These increases were partially offset by a decrease of $1.4 million in personnel costs. Non-cash equity-based compensation expense was $4.7 million for the nine months ended September 30, 2014 compared to $4.3 million for the same period last year.

Operating Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating income (loss):
East Dubuque	$14,159	$24,059	$56,991	$77,742
Pasadena	(10,186)	(40,522)	(44,464)	(38,528)
RNP- partnership and unallocated expenses	(1,792)	(1,872)	(6,277)	(6,488)

Total RNP	2,181	(18,335)	6,250	32,726
Fulghum Fibres	1,083	1,812	4,039	2,657
Wood Pellets: Industrial	(2,453)	(2,350)	(7,459)	(4,233)
Wood Pellets: NEWP	1,995	—	2,789	—
Corporate and unallocated expenses	(7,118)	(5,885)	(21,979)	(19,230)

Total operating income (loss)	$(4,312)	(24,758)	$(16,360)	$11,920

East Dubuque

Operating income was $14.2 million for the three months ended September 30, 2014 compared to $24.1 million for the same period last year. The decrease was primarily due to lower UAN product pricing and deliveries, and higher cost of sales as described above. Operating income was $57.0 million for the nine months ended September 30, 2014 compared to $77.7 million for the same period last year. The decrease was primarily due to lower product pricing and UAN deliveries, and higher cost of sales as described above.

Pasadena

Operating loss was $10.2 million for the three months ended September 30, 2014 compared to an operating loss of $40.5 million for the same period last year. The decrease was primarily due to the goodwill impairment of $30.0 million, which was recorded in 2013. Operating loss was $44.5 million for the nine months ended September 30, 2014 compared to an operating loss of $38.5 million for the same period last year. The increase was primarily due to the decline in average sales prices for ammonium sulfate, increases in the unit price of raw materials, and turnaround expenses, partially offset by lower a goodwill impairment, inventory write-down, and depreciation and amortization expense as described above.

RNP – Partnership and Unallocated Expenses

Operating loss was $1.8 million for the three months ended September 30, 2014 and $1.9 million for the same period last year. Operating loss was $6.3 million for the nine months ended September 30, 2014 and $6.5 million for the same period last year.

Fulghum Fibres

Operating income was $1.1 million for the three months ended September 30, 2014 compared to $1.8 million for the same period last year. The decrease in operating income was due to lower processing volumes and increased processing costs as described above. Operating income was $4.0 million for the nine months ended September 30, 2014 and $2.7 million for the same period last year. The increase in operating income was due to our ownership of Fulghum for the full nine months ended September 30, 2014 as compared to five months during the same period last year, partially offset by lower processing volumes and higher processing costs as described above.

Wood Pellets: Industrial

Operating loss was $2.5 million for the three months ended September 30, 2014 compared to $2.4 million for the same period last year. Operating loss was $7.5 million for the nine months ended September 30, 2014 compared to $4.2 million for the same period last year. This increase was due to costs in 2014 related to the Atikokan and Wawa Projects that were not capitalizable and management, development and operating costs as described above being incurred prior to start up of the projects.

Wood Pellets: NEWP

Operating income was $2.0 million for the three months ended September 30, 2014, and $2.8 million for the nine months ended September 30, 2014, which reflects gross profit and operating expenses as described above.

Corporate and Unallocated Expenses

Operating loss was $7.1 million for the three months ended September 30, 2014 compared to $5.9 million for the same period last year. The increase was primarily due to software and system upgrades, expenses for consultants who were studying our cost structure, and an increase in non-cash equity-based compensation as described above. Operating loss was $22.0 million for the nine months ended September 30, 2014 compared to $19.2 million for the same period last year. The increase was primarily due to evaluation of shareholder proposals, completing settlement agreements with shareholders and conducting cost studies, transaction costs related to the NEWP Acquisition, software upgrades and an increase in non-cash equity-based compensation, partially offset by a decrease in personnel costs as described above.

Discontinued Operations

Loss from discontinued operations, our former energy technologies segment, for the three months ended September 30, 2014 was $1.2 million, compared to income from discontinued operations of $3.6 million for the same period last year. During the three and nine months ended September 30, 2013, we sold Natchez, which resulted in a gain of $6.3 million. There was also a reduction in expenses of $1.4 million and a reduction in income tax expense of $1.0 million between the periods, which was partially offset by Natchez abandonment costs of $0.7 million.

Loss from discontinued operations for the nine months ended September 30, 2014 was $4.3 million, compared to $4.8 million for the same period last year. The decrease of $0.5 million between the periods was due to the elimination of expenses associated with research and development and business development activities, and to costs of terminating our alternative energy operations in 2013, which was partially offset by the gain on sale of Natchez in 2013 and the Natchez abandonment costs of $0.7 million. The loss during the nine months ended September 30, 2014 included $1.3 million of transaction costs related to the sale of our alternative energy technologies and decommissioned PDU.

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

The table below reconciles RNP’s Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss) for RNP for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$(11,687)	$(23,578)	$(40,314)	$21,514
Add back (deduct): Non-RNP (income) loss	8,582	1,323	31,410	(39)

RNP net income (loss)	$(3,105)	$(22,255)	$(8,904)	$21,475

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Add RNP items :
Net interest expense	4,624	3,996	14,437	9,725
Pasadena goodwill impairment	—	30,029	27,202	30,029
Loss on debt extinguishment	635	—	635	6,001
Gain on fair value adjustment to earn-out consideration	—	(309)	—	(4,920)
Loss on interest rate swaps	—	—	—	7
Income tax expense	27	233	82	438
Depreciation and amortization	6,870	4,386	17,803	12,381

RNP’s Adjusted EBITDA	$9,051	$16,080	$51,255	$75,136

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for Fulghum.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fulghum net income (loss) per segment disclosure	$(56)	$813	$609	$941
Add Fulghum items :
Net interest expense	546	692	1,662	1,226
Depreciation and amortization	2,780	3,416	6,497	5,691
Income tax expense	320	69	1,050	69
Other	273	238	718	421

Fulghum’s Adjusted EBITDA	$3,863	$5,228	$10,536	$8,348

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for NEWP.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2014	2014
	(in thousands)
NEWP net income per segment disclosure	$2,014	$2,756
Add NEWP Items:
Net interest expense	111	191
Depreciation and amortization	697	877
Income tax expense	44	53
Other	(174)	(211)

NEWP’s Adjusted EBITDA	$2,692	$3,666

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$45,526	$26,887
Investing activities	(165,901)	(117,552)
Financing activities	84,036	129,367
Effect of exchange rate on cash	30	(20)

Increase (decrease) in cash	$(36,309)	$38,682

Operating Activities

Revenues were $350.0 million for the nine months ended September 30, 2014 compared to $295.3 million for the same period last year. The increase in revenue for the nine months ended September 30, 2014 was primarily due to the Fulghum Acquisition and NEWP Acquisition. Deferred revenue increased $28.9 million during the nine months ended September 30, 2014, compared to an increase of $4.7 million during the same period last year. The increase in deferred revenue was due to timing of receiving cash under product prepayment contracts.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $45.5 million. We had a net loss of $40.3 million for the nine months ended September 30, 2014 and a goodwill impairment of $27.2 million in connection with our Pasadena Facility. Accounts receivable increased by $10.6 million due primarily to higher ammonia deliveries at our East Dubuque Facility and collections timing at our Pasadena Facility.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $26.9 million. We had net income of $21.5 million for the nine months ended September 30, 2013 and a goodwill impairment of $30.0 million in connection with our Pasadena Facility. Accrued liabilities decreased by $38.4 million of which $27.2 million was due primarily to the release of valuation allowance resulting from recording of deferred tax liabilities related to the Fulghum Acquisition. Inventories increased by $15.7 million during this period, which was primarily due to lower than normal sales volume at our Fertilizer Facilities and higher natural gas prices at our East Dubuque Facility.

Investing Activities

Net cash used in investing activities was $165.9 million for the nine months ended September 30, 2014, compared to $117.6 million for the same period last year. Net cash used in investing activities for the nine months ended September 30, 2014 was primarily related to the capital expenditures to construct the Atikokan and Wawa Projects, to upgrade a nitric acid compressor train and complete our urea expansion project at our East Dubuque Facility, and to construct the power generation project and replace the sulfuric acid converter at our Pasadena Facility. During the period, we also completed the NEWP Acquisition. Net cash used in investing activities for the nine months ended September 30, 2013 was primarily related to acquiring Fulghum, and construction of the Atikokan Project and the Wawa Project. During the period, we also made expenditures relating to the ammonia production and storage capacity expansion project at our East Dubuque Facility, the ammonium sulfate debottlenecking and production capacity project and the power generation project at our Pasadena Facility.

Financing Activities

Net cash provided by financing activities was $84.0 million for the nine months ended September 30, 2014, compared to $129.4 million for the same period last year. During the nine month period ended September 30, 2014, we issued the 2014 Preferred Stock for an aggregate purchase price of $98.0 million (reflecting an issuance discount of 2%) and entered into the GSO Credit Agreement, borrowing $50.0 million under the facility. During the period, we also paid off the outstanding balance of $50.0 million under the RNHI Credit Agreement. During the nine months ended September 30, 2014, we made debt payments of $8.2 million, and RNP made cash distributions to holders of noncontrolling interests of $4.1 million. During the nine months ended September 30, 2013, we issued the RNP Notes for $320.0 million and paid off borrowings under a credit agreement in the amount of $205.0 million. RNP made cash distributions to noncontrolling interests of $33.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, our current assets totaled $161.1 million. Current assets included cash of $70.1 million, of which $44.1 million was held at RNP, accounts receivable of $27.8 million and inventories of $35.5 million. At September 30, 2014, our current liabilities were $150.8 million. We had long-term liabilities of $455.8 million, comprised primarily of the RNP Notes, Fulghum debt, GSO Credit Agreement, NEWP debt, and the QS Construction Facility.

RNP Activities

Sources of Capital

Our principal sources of capital at RNP have historically been cash from operations, the proceeds of RNP’s initial public offering, and borrowings.

RNP’s current debt facilities are the RNP Notes and the GE Credit Agreement. For a description of the terms of the RNP Notes, see “Note 11 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. For a description of the terms of the GE Credit Agreement, see “Note 11 — Debt” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

We expect to be able to fund RNP’s operating needs, including maintenance capital expenditures, from RNP’s operating cash flow, cash on hand at RNP and borrowings under the GE Credit Agreement, for at least the next 12 months. We expect to fund our announced expansion projects through borrowings under the GE Credit Agreement. If additional expansion projects were to exceed the capacity available under the GE Credit Agreement, we would need to fund them with new capital at RNP.

Capital markets have experienced periods of significant volatility in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all.

Uses of Capital

Our primary uses of cash at RNP have been, and are expected to continue to be, for operating expenses, capital expenditures, debt service and cash distributions to common unitholders.

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

At our East Dubuque Facility, we are upgrading a nitric acid compressor train, completing our urea expansion project and replacing the ammonia synthesis converter. The board of directors of RNP’s General Partner recently approved the ammonia synthesis converter project, which is expected to increase reliability, production and plant efficiency. The project is expected to cost approximately $30.0 million and be completed by the end of 2016. These expansion projects will be funded initially with borrowings under the GE Credit Agreement.

At our Pasadena Facility, we recently began operating our new sulfuric acid converter, and are nearing completion of our power generation project. These projects have been funded with cash that was borrowed as proceeds of the RNP Notes.

Maintenance capital expenditures for our East Dubuque Facility totaled $6.2 million in the nine months ended September 30, 2014 and $5.6 million for the same period last year. Maintenance capital expenditures for our East Dubuque Facility are expected to be approximately $9.5 million for the year ending December 31, 2014. Expansion capital expenditures for our East Dubuque Facility totaled $7.6 million in the nine months ended September 30, 2014 and $36.3 million for the same period last year. Expansion capital expenditures for our East Dubuque Facility are expected to be approximately $16.8 million for the year ending December 31, 2014, primarily related to our nitric acid expansion, our urea expansion, our ammonia converter replacement, and the purchase of spare parts related to the expansion of our ammonia production and storage capacity.

Maintenance capital expenditures for our Pasadena Facility totaled $21.4 million in the nine months ended September 30, 2014 and $4.6 million for the same period last year. Maintenance capital expenditures for our Pasadena Facility are expected to be approximately $22.9 million for the year ending December 31, 2014. The maintenance capital expenditures expected in 2014 include $14.8 million to complete the replacement of the sulfuric acid converter at our Pasadena Facility. Expansion capital expenditures for our Pasadena Facility totaled $12.5 million in the nine months ended September 30, 2014 and $16.9 million for the same period last year. Expansion capital expenditures for our Pasadena Facility are expected to be approximately $14.5 million for the year ending December 31, 2014, primarily related to the power generation project.

Our forecasted capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

Wood Fibre Processing and Corporate Activities

Sources of Capital

During the nine months ended September 30, 2014, we funded development activities, operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand, and proceeds from the RNHI Credit Agreement, the GSO Credit Agreement, and the 2014 Preferred Stock. Capital expenditures at one of our mills in Chile were funded with Chilean bank debt.

Our debt facilities used to support our wood fibre processing business and corporate activities are the Fulghum Debt, the QS Construction Facility, the BMO Credit Agreement, the GSO Credit Agreement, and the NEWP Debt. For a description of the terms of the Fulghum debt and the QS Construction Facility, see “Note 11 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. For a description of the terms of the BMO Credit Agreement, GSO Credit Agreement and NEWP debt, see “Note 11 — Debt” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

On April 9, 2014, we issued the 2014 Preferred Stock in the aggregate purchase price of $98.0 million (reflecting an issuance discount of 2%). For a description of the terms of the 2014 Preferred Stock, see “Note 13 — Preferred Stock” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

We expect quarterly distributions from RNP to be a source of liquidity for our non-RNP activities. Cash distributions from RNP may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. We will receive 59.8% of any quarterly distributions made to RNP’s common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units were to be issued by RNP. The Indenture governing the RNP Notes and the GE Credit Agreement contain important restrictions on RNP’s ability to make distributions to its common unitholders (including us), as discussed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Annual Report, and “Note 11 — Debt” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” in this report.

On October 31, 2014, we closed the previously announced sale of our alternative energy technologies under the Kaidi Agreement. See “Note 6 — Discontinued Operations” and “Note 17 — Subsequent Events” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report. We received a cash payment of $14.4 million from Kaidi at the closing, which is in addition to $0.5 million in cash payments previously received.

During the next 12 months, we expect the liquidity needs of our wood fibre processing business, including announced construction projects, and of our corporate activities to be met from: (i) cash on hand, including the proceeds received under the Kaidi Agreement, (ii) distributions from RNP, (iii) cash generated by our wood fibre processing business, and (iv) in the case of capital expenditures in Chile, Chilean bank debt financing. We may need to seek additional funds from our investors or in the capital markets and/or obtain funding through the Rentech/Graanul JV under certain circumstances. These circumstances may include: (i) the sources of funds summarized in this paragraph are less than expected, (ii) our expenses, including capital expenditures, are higher than expected, or (iii) we approve projects, enter into additional commitments or acquire assets in addition to those that could be funded from the sources identified above. We cannot assure you that capital markets, Chilean bank debt or other sources of external financing will be available on satisfactory terms or at all.

Uses of Capital

Our primary uses of cash have been, and are expected to continue to be, for operating expenses, capital expenditures, acquisitions and debt service.

We estimate the total cost to acquire and convert the Atikokan and Wawa Projects to be approximately $105.0 million with approximately $78.0 million to be spent in 2014. We expect to fund the costs of these projects with cash on hand. For the nine months ended September 30, 2014, capital expenditures related to the Atikokan and Wawa Projects totaled $62.0 million. This amount excludes interest and insurance expense during construction, and spending related to capitalized assets under construction pursuant to our agreement with Quebec Stevedoring Company Limited to construct assets at the Port of Quebec. We expect the Atikokan Project to produce wood pellets during the fourth quarter of this year. Commissioning and start-up of the Wawa Project are expected to begin in November 2014 and continue through the end of 2014, with production to follow.

We installed a second debarking line at one of our mills in Chile. We expect the project to increase debarking capacity at the mill from 120,000 to 240,000 BDMTs per year. Construction of this project was completed during the third quarter of 2014, at a cost of $2.5 million. This project was funded with Chilean bank debt financing.

We are also constructing a new chipping line at the same mill in Chile. We expect the project to increase chipping capacity from 180,000 to 400,000 BDMTs per year. The cost of this project is expected to be approximately $6.1 million, with funding provided by Chilean bank debt financing. We expect this new chipping line to be commissioned and operating in early 2015.

CONTRACTUAL OBLIGATIONS

We have entered into various contractual obligations as detailed in the Annual Report and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014. During the normal course of business between January 1, 2014 and the date of this report, the amount of our contractual obligations changed, as we made scheduled payments and entered into new contracts. During such period, our contractual obligations changed as described in the Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014 and as described below. The following updates supersede and replace the discussion of contractual obligations in the Annual Report and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014 to the extent that the following is inconsistent with such discussion.

•	As of September 30, 2014, purchase obligations totaled $32.7 million, which represent certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.

•	Our obligations under natural gas forward purchase contracts increased by $3.6 million to $5.7 million. As of September 30, 2014 the natural gas forward purchase contracts include delivery dates through April 30, 2015. During October 2014, we entered into additional fixed quantity forward purchase contracts at fixed and indexed prices for various delivery dates through October 31, 2014. The total MMBtu associated with these additional forward purchase contracts are 0.1 million and the total amount of purchase commitments is $0.5 million, resulting in a weighted average rate per MMBtu of $3.97 in these new commitments

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report, and “Part I — Item 3. Quantitative and Qualitative Disclosures about Market Risk,” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014. As of September 30, 2014, there have been no material changes in the type or nature of market risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s DCP as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of September 30, 2014, due to material weaknesses in internal control over financial reporting (“ICFR”) identified by management in “Part I — Item 4. Controls and Procedures” in our Quarterly Report on Form 10-Q for the period ended June 30, 2014 that still existed as of September 30, 2014.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following control deficiencies that constituted material weaknesses in our ICFR as reported in our

Quarterly Report on Form 10-Q for the period ended June 30, 2014, which material weaknesses had not yet been remediated as of September 30, 2014:

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

These material weaknesses did not result in a material misstatement to the Company’s consolidated financial statements for the quarter ended September 30, 2014. However, these material weaknesses, if unremediated, could, in a future reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls.

Material Weaknesses Plan for Remediation and Remediation Activities Taken

During the third quarter of 2014, we have implemented and will continue to implement a number of measures to address the material weaknesses identified. Specifically, we are designing and have begun implementing additional controls over documentation and review of the inputs and results of our cash flow forecasts, the use of the work of specialists and the identification of events and changes in circumstances that may indicate potential impairment of goodwill. These controls are expected to include the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to forecasts used in the accounting for business combinations and goodwill impairment calculations. These controls are also expected to include documentation and the development and use of checklists and procedures related to accounting for business combinations and goodwill impairment calculations. The Company is in the process of implementing its remediation plan, and expects the control weaknesses to be remediated in the coming reporting periods. However, the Company is unable at this time to estimate when the remediation will be completed.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our ICFR, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

As discussed in the “Material Weaknesses Plan for Remediation and Remediation Activities Taken” above, there were changes in our ICFR during the quarter ended September  30, 2014 that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in “Note 12 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The risks described in the Annual Report, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Part I — Item 1A. Risk Factors” of the Annual Report and the risk factors disclosed in “Part II — Item 1A. Risk Factors” on Form 10-Q for the quarter ended June 30, 2014.

We could be required to record material impairment charges and write-downs with respect to our Pasadena Facility in the future.

The future profitability of our Pasadena Facility will be significantly affected by, among other things, nitrogen fertilizer product prices and the prices of the inputs to its production processes. As of September 30, 2014, the undiscounted future cash flows from the Pasadena Facility exceeded its net book value by approximately 10%. It is possible that adverse changes to supply and demand factors relating to the Pasadena Facility’s nitrogen fertilizer products could require us to lower further our expectations for the profitability of the facility in the future. If this were to occur, we could be required to record material impairment charges and write-downs, which could have a material adverse effect on our results of operations, the trading price of our common stock and our reputation.

ITEM 6. EXHIBITS.

Exhibit Index

3.2	First Plan Amendment to Second Amendment and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 2, 2014).

4.1	Amendment to Tax Benefit Preservation Plan, dated as of August 1, 2014, between Rentech, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Rentech on August 1, 2014).

10.1	Credit Agreement, dated as of July 22, 2014, among Rentech Nitrogen Partners, L.P. and Rentech Nitrogen Finance Corporation, as borrowers, Rentech Nitrogen LLC, Rentech Nitrogen Pasadena Holdings, LLC and Rentech Nitrogen Pasadena, LLC, as subsidiary guarantors, and General Electric Capital Corporation, as administrative agent, GE Capital Markets, Inc. as sole lead arranger and bookrunner, and the other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by RNP on July 25, 2014).

10.2	Waiver to Term Loan Credit Agreement and Guaranty Agreement, dated as of August 14, 2014, among Rentech Nitrogen Holdings, Inc., the Lenders party thereto, and Credit Suisse AG Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on August 18, 2014).

10.3	First Amendment to Credit Agreement, dated as of August 13, 2014, among Rentech Nitrogen Partners, L.P. and Rentech Nitrogen Finance Corporation, as borrowers, Rentech Nitrogen LLC, Rentech Nitrogen Pasadena Holdings, LLC and Rentech Nitrogen Pasadena, LLC, as subsidiary guarantors, and General Electric Capital Corporation, as agent, and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by RNP on August 18, 2014).

10.4	Letter Agreement Re: MIPSA Purchase Price, dated as of August 28, 2014, between Rentech, Inc. and Sunshine Kaidi New Energy Group Co., Ltd.

10.5	Letter Agreement Re: MIPSA Closing Date, dated as of September 30, 2014, between Rentech, Inc. and Sunshine Kaidi New Energy Group Co., Ltd.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: November 10, 2014	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: November 10, 2014	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer