Form 10-K/A
period 2013-12-19
RENTECH, INC.
filed 2014-12-29
CIK 868725

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Rentech, Inc. (“the Company,” “Rentech,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Original 10-K”), to: (i) update the Company’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented to reflect its energy technologies segment as discontinued operations; (ii) reissue the Report of Independent Registered Public Accounting Firm to revise the firm’s opinion regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013; and (iii) revise management’s conclusions regarding the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2013. Accordingly, the Company hereby amends and replaces in its entirety Items 6, 7, 8 and 9A in the Original 10-K.

As required by Rule 12b-15, our principal executive officer and principal financial officer are providing updated certifications. In addition, we are filing a new consent of our independent registered public accounting firm, PricewaterhouseCoopers LLP. Accordingly, we hereby amend Item 15 in the Original 10-K to reflect the filing of the new certifications and the consent.

Except as indicated above, this Amendment does not purport to reflect any information or events subsequent to the filing date of the Original 10-K. As such, this Amendment speaks only as of the date the Original 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original 10-K to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and any documents filed by us with the SEC subsequent to the Original 10-K, including our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the Securities and Exchange Commission, or SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in the Original 10-K, Part I—Item 1A “Risk Factors” and from time to time in our periodic reports and registration statements filed with the SEC. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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

PART II

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected summary financial data for the calendar years ended December 31, 2013, 2012 and 2011, the three months ended December 31, 2011 and 2010 and each of the three fiscal years ended September 30, 2011, 2010 and 2009. The operations of the Pasadena Facility and Fulghum are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition and the Fulghum Acquisition, which were November 1, 2012 and May 1, 2013, respectively. The results of our energy technologies segment are included in “loss from discontinued operations, net of tax”. The data below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Calendar Years Ended December 31,			Three Months Ended December 31,		Fiscal Years Ended September 30,
	2013	2012	2011	2011	2010	2011	2010	2009
			(unaudited)		(unaudited)
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenues	$374,349	$261,635	$199,909	$63,014	$42,962	$179,857	$131,396	$186,541
Cost of Sales	$290,963	$129,796	$113,911	$37,460	$26,835	$103,286	$106,021	$125,888
Gross Profit	$83,386	$131,839	$85,998	$25,554	$16,127	$76,571	$25,375	$60,653
Income (Loss) from Continuing Operations	$6,644	$65,063	$24,386	$2,706	$1,192	$19,005	$(15,608)	$25,021
Loss from Discontinued Operations, net of tax	$(6,606)	$(37,376)	$(87,982)	$(6,804)	$(7,076)	$(84,387)	$(26,654)	$(25,042)
Net Income (Loss)	$38	$27,687	$(63,596)	$(4,098)	$(5,884)	$(65,382)	$(42,262)	$(21)
Net (Income) Loss Attributable to Noncontrolling Interests	$(1,570)	$(41,687)	$(3,700)	$(4,433)	$366	$1,099	$94	$—
Net Loss Attributable to Rentech	$(1,532)	$(14,000)	$(67,296)	$(8,531)	$(5,518)	$(64,283)	$(42,168)	$(21)
Net Loss per Common Share Attributable to Rentech:
Basic:
Continuing Operations	$0.02	$0.10	$0.09	$(0.01)	$0.01	$0.09	$(0.07)	$0.14

Discontinued Operations	$(0.03)	$(0.17)	$(0.39)	$(0.03)	$(0.03)	$(0.38)	$(0.12)	$(0.14)

Net Income (Loss)	$(0.01)	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.29)	$(0.20)	$0.00

Diluted:
Continuing Operations	$0.02	$0.10	$0.09	$(0.01)	$0.01	$0.09	$(0.07)	$0.14

Discontinued Operations	$(0.03)	$(0.16)	$(0.39)	$(0.03)	$(0.03)	$(0.37)	$(0.12)	$(0.14)

Net Income (Loss)	$(0.01)	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.28)	$(0.20)	$0.00

Weighted-average shares used to compute net loss per common share:
Basic	226,139	223,189	223,281	224,414	221,980	222,664	216,069	174,445
Diluted	233,703	230,524	226,182	224,414	226,679	226,680	216,069	176,039

	As of December 31,				As of September 30,
	2013	2012	2011	2010	2011	2010	2009
				(unaudited)
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA
Cash	$106,369	$141,637	$237,478	$84,586	$121,209	$54,146	$69,117
Working Capital	$69,822	$107,059	$206,434	$26,843	$36,332	$22,107	$12,032
Construction in Progress	$60,136	$61,417	$7,332	$5,017	$20,788	$2,938	$6,882
Total Assets	$703,590	$479,202	$360,528	$239,556	$254,674	$200,515	$200,600
Total Long-Term Liabilities	$432,584	$194,130	$53,475	$113,702	$155,752	$98,520	$46,759
Total Rentech Stockholders’ Equity	$158,073	$157,987	$208,848	$33,203	$(19,628)	$37,920	$68,236

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Any ongoing activities related to our discontinued energy technologies operations will be to protect patents, to maintain the Commerce City site until it is sold, or to close the sale of the technologies.

For further information concerning our potential financing needs and related risks, see the Original 10-K, Part I—Item 1 “Business” and Part I—Item 1A “Risk Factors.”

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

Discontinued Operations—Energy Technologies

We were initially formed to develop and commercialize certain alternative energy technologies, and we acquired other energy technologies that we subsequently further developed. We conducted significant research and development and project development activities related to those technologies. In 2013, we ceased operations and reduced staffing at, and mothballed, our decommissioned Product Demonstration Unit, or PDU, that successfully produced diesel and jet fuel from wood chips and from natural gas. We also eliminated all research and development activities in the first half of 2013. Any ongoing activities related to our alternative energy technologies will be to protect patents, to maintain the Commerce City site until it is sold, or to close the sale of the technologies.

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

Business Segments

We operated in two business segments prior to the Fulghum Acquisition, the Atikokan Project and the Wawa Project. We now operate in four business segments, as described below. The operations of the Pasadena Facility and Fulghum are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition and the Fulghum Acquisition, which were November 1, 2012 and May 1, 2013, respectively. For the comparison of calendar year ended December 31, 2013 to the calendar year ended December 31, 2012, the results for calendar year ended December 31, 2012 were shown as four business segments to aid in the comparison between years. Results of the energy technologies segment are accounted for as discontinued operations for all periods presented.

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

	For the Calendar Years Ended December 31,
	2013	2012	2011
			(unaudited)
	(in thousands)
Revenues:
East Dubuque	$177,700	$224,205	$199,909
Pasadena	133,675	37,430	—
Fulghum Fibres	62,974	—	—

Total revenues	$374,349	$261,635	$199,909

Gross profit (loss):
East Dubuque	$80,883	$133,543	$85,998
Pasadena	(9,529)	(1,704)	—
Fulghum Fibres	12,032	—	—

Total gross profit	$83,386	$131,839	$85,998

Operating income (loss):
East Dubuque	$75,310	$125,984	$77,918
Pasadena	(48,208)	(2,648)	—
Fulghum Fibres	9,914	—	—
Wood pellets	(5,505)	(1,919)	—

Total segment operating income	$31,511	$121,417	$77,918

Net income (loss):
East Dubuque	$75,244	$123,721	$45,700
Pasadena	(48,357)	(2,648)	—
Fulghum Fibres	6,967	—	—
Wood pellets	(5,180)	(1,919)	—

Total segment net income	$28,674	$119,154	$45,700

Reconciliation of segment net income to consolidated net income (loss):
Segment net income	$28,674	$119,154	$45,700
RNP—partnership and unallocated expenses recorded as selling, general and administrative expenses	(7,945)	(11,773)	—
RNP—partnership and unallocated income (expenses) recorded as other income (expense)	(1,081)	232	—
RNP—unallocated interest expense and loss on interest rate swaps	(14,096)	(2,226)	—
RNP— income tax benefit (expense)	303	(303)	—
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(24,849)	(23,432)	(16,533)
Corporate and unallocated depreciation and amortization expense	(596)	(754)	(548)
Corporate and unallocated income (expenses) recorded as other income (expense)	19	(2,708)	79
Corporate and unallocated interest expense	(532)	(9,055)	(4,308)
Corporate income tax benefit (expense)	26,747	(4,072)	(4)
Loss from discontinued operations, net of tax	(6,606)	(37,376)	(87,982)

Consolidated net income (loss)	$38	$27,687	$(63,596)

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

THE CALENDAR YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE CALENDAR YEAR ENDED DECEMBER 31, 2012

Continuing Operations:

Revenues

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Revenues:
East Dubuque	$177,700	$224,205
Pasadena	133,675	37,430

Total RNP	311,375	261,635
Fulghum Fibres	62,974	—

Total revenues	$374,349	$261,635

East Dubuque

	For the Calendar Year Ended December 31, 2013		For the Calendar Year Ended December 31, 2012
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Revenues:
Ammonia	103	$66,796	149	$99,378
UAN	269	79,377	291	94,836
Urea (liquid and granular)	43	20,455	35	21,189
CO2	71	2,416	76	2,517
Nitric Acid	14	5,150	14	5,016
Other	N/A	3,506	N/A	1,269

Total	500	$177,700	565	$224,205

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

Cost of Sales

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Cost of sales:
East Dubuque	$96,817	$90,662
Pasadena	143,204	39,134

Total RNP	240,021	129,796
Fulghum Fibres	50,942	—

Total cost of sales	$290,963	$129,796

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

Gross Profit (Loss)

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Gross profit (loss):
East Dubuque	$80,883	$133,543
Pasadena	(9,529)	(1,704)

Total RNP	71,354	131,839
Fulghum Fibres	12,032	—

Total gross profit	$83,386	$131,839

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

Operating Expenses

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Operating expenses:
East Dubuque	$5,573	$7,559
Pasadena	38,679	944
RNP – partnership and unallocated expenses	7,945	11,773

Total RNP	52,197	20,276
Fulghum Fibres	2,118	—
Wood pellets	5,505	1,919
Corporate and unallocated expenses	25,445	24,186

Total operating expenses	$85,265	$46,381

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

Agrifos Goodwill Impairment. Agrifos goodwill impairment was approximately $30.0 million for the calendar year ended December 31, 2013. See Note 10 — Goodwill to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

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

Operating Income (Loss)

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Operating income (loss):
East Dubuque	$75,310	$125,984
Pasadena	(48,208)	(2,648)
RNP – partnership and unallocated expenses	(7,945)	(11,773)

Total RNP	19,157	111,563
Fulghum Fibres	9,914	—
Wood pellets	(5,505)	(1,919)
Corporate	(25,445)	(24,186)

Total operating loss	$(1,879)	$85,458

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

Corporate and Unallocated Expenses

Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses and depreciation and amortization.

Other Income (Expense), Net

	For the Calendar Years Ended December 31,
	2013	2012
	(in thousands)
Other income (expense), net:
East Dubuque	$—	$(2,263)
Pasadena	(8)	—
RNP – unallocated interest expense and other	(15,177)	(1,994)

Total RNP	(15,185)	(4,257)
Fulghum Fibres	(2,169)	—
Wood pellets	326	—
Corporate and unallocated expenses	(513)	(11,763)

Total other expense, net	$(17,541)	$(16,020)

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

Discontinued Operations:

Loss from discontinued operations, our former energy technologies segment, for the year ended December 31, 2013 was $6.6 million, compared to a loss of $37.4 million for the same period last year.

Selling, general and administrative expenses were approximately $7.7 million for the calendar year ended December 31, 2013 compared to approximately $4.5 million for the calendar year ended December 31, 2012. The increase was primarily due to the inclusion of approximately $4.4 million in costs that were previously reported as research and development expense partially offset by a decrease in project development costs of approximately $0.9 million. These former research and development costs include third party costs of approximately $1.4 million in support of de-commissioning the PDU, labor cost of approximately $0.9 million, patent costs of approximately $0.8 million and various taxes of approximately $1.1 million.

Research and development expense was approximately $5.7 million for the calendar year ended December 31, 2013 compared to approximately $20.9 million for the calendar year ended December 31, 2012. The decrease was due to terminating research and development activities and ceasing operations, reducing staff at, and mothballing the PDU.

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

Tax benefit was $0.3 million for the calendar year ended December 31, 2013 compared to tax benefit of $3.0 million for the same period last year.

THE CALENDAR YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE CALENDAR YEAR ENDED DECEMBER 31, 2011

Continuing Operations:

Revenues

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Revenues:
East Dubuque	$224,205	$199,909
Pasadena	37,430	—

Total revenues	$261,635	$199,909

	For the Calendar Year Ended December 31, 2012		For the Calendar Year Ended December 31, 2011
	Tons	Revenue	Tons	Revenue
			(unaudited)
	(in thousands)		(in thousands)
Revenues:
Ammonia	149	$99,378	135	$87,909
UAN	291	94,836	301	89,435
Urea (liquid and granular)	35	21,189	29	14,428
CO2	76	2,517	92	2,476
Nitric Acid	14	5,016	15	4,846
Other	N/A	1,269	N/A	815

Total	565	$224,205	572	$199,909

	For the Calendar Year Ended December 31, 2012
	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	115	$34,493
Sulfuric acid	27	2,586
Other	—	351

Total revenues	142	$37,430

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

Cost of Sales

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Cost of sales:
East Dubuque	$90,662	$113,911
Pasadena	39,134	—

Total cost of sales	$129,796	$113,911

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

Gross Profit

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Gross profit (loss):
East Dubuque	$133,543	$85,998
Pasadena	(1,704)	—

Total gross profit	$131,839	$85,998

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

Operating Expenses

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Operating expenses:
East Dubuque	$7,559	$8,080
Pasadena	944	—
RNP – partnership and unallocated expenses	11,773	—

Total RNP	20,276	8,080
Wood pellets	1,919	—
Corporate and unallocated expenses	24,186	17,081

Total operating expenses	$46,381	$25,161

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

Corporate and Unallocated Expenses

Operating expenses consist primarily of selling, general and administrative expense and depreciation and amortization expense. Selling, general and administrative expenses were approximately $23.4 million for the calendar year ended December 31, 2012 compared to approximately $16.5 million for the calendar year ended December 31, 2011.

Operating Income

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Operating income (loss):
East Dubuque	$125,984	$77,918
Pasadena	(2,648)	—
RNP – partnership and unallocated expenses	(11,773)	—

Total RNP	111,563	77,918
Wood pellets	(1,919)	—
Corporate and unallocated expenses	(24,186)	(17,081)

Total operating income	$85,458	$60,837

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

Wood Pellets

Operating loss was approximately $1.9 million for the calendar year ended December 31, 2012, which was due to operating expenses as described above.

Corporate and Unallocated Expenses

Loss from operations primarily consists of operating expenses such as selling, general and administrative expenses and depreciation and amortization.

Other Expense, Net

	For the Calendar Years Ended December 31,
	2012	2011
		(unaudited)
	(in thousands)
Other expense, net:
East Dubuque	$(2,263)	$(32,218)
Pasadena	—	—
RNP – unallocated interest expense and other	(1,994)	—

Total RNP	(4,257)	(32,218)
Corporate and unallocated expenses	(11,763)	(4,229)

Total other expense, net	$(16,020)	$(36,447)

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

Corporate and Unallocated Expenses

Corporate and unallocated expenses recorded as other expense for the calendar year ended December 31, 2012 consists primarily of loss on debt extinguishment relating to the Convertible Notes and interest expense. On December 31, 2012, the Convertible Notes were completely redeemed for cash and the unamortized debt discount and debt issuance costs were written off, which resulted in a loss on debt extinguishment of approximately $2.7 million. Corporate and unallocated interest expense for the year ended December 31, 2012 consists primarily of interest expense on the Convertible Notes of $9.1 million. Corporate and unallocated expense for the year ended December 31, 2011 includes $4.2 million in interest expense related to the Convertible Notes.

Discontinued Operations:

Loss from discontinued operations for the year ended December 31, 2012 was $37.4 million, compared to a loss of $88.0 million for the same period last year.

The primary reason for the decrease in loss from discontinued operations is due to the decrease in operating expenses, which was the result of a decrease in loss on impairments of approximately $43.3 million, partially offset by a decrease in extinguishment of liability of approximately $7.9 million. Other expense also increased by $6.0 million.

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

Tax benefit was $3.0 million for the calendar year ended December 31, 2012.

THE THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

Continuing Operations:

Revenues

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Revenues:
Product shipments	$62,656	$42,962
Sales of excess inventory of natural gas	358	—

Total revenues	$63,014	$42,962

	For the Three Months Ended December 31, 2011		For the Three Months Ended December 31, 2010
	Tons	Revenue	Tons	Revenue
			(unaudited)
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	55	$37,391	44	$22,828
UAN	65	20,088	79	15,298
Urea (liquid and granular)	7	3,714	7	2,994
CO2	15	433	34	783
Nitric Acid	3	1,030	3	1,059

Total	145	$62,656	167	$42,962

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

Cost of Sales

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Cost of sales:
Product shipments	$34,024	$26,835
Turnaround expenses	2,957	—
Sales of excess inventory of natural gas	479	—

Total cost of sales	$37,460	$26,835

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

Gross Profit

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Gross profit (loss):
Product shipments	$28,632	$16,127
Turnaround expenses	(2,957)	—
Sales of excess inventory of natural gas	(121)	—

Total gross profit	$25,554	$16,127

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

Operating Expenses

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Operating expenses:
Selling, general and administrative	$3,336	$1,431
Depreciation and amortization	77	112
Gain on sale of assets	(507)	—

Total nitrogen products manufacturing	2,906	1,543
Corporate selling, general and administrative	5,515	5,038
Corporate depreciation and amortization	165	123

Total operating expenses	$8,586	$6,704

Selling, General and Administrative Expenses. During the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, selling, general and administrative expenses increased by $2.4 million or 37%. This increase was primarily due to an increase in accounting and tax services expenses of approximately $1.3 million due to the change in fiscal year end and RNP becoming a public company, and approximately $0.4 million in each of pre-development project expenses and public company expenses during the three months ended December 31, 2011 that we had not incurred during the three months ended December 31, 2010.

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

Operating Income (Loss)

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Operating income (loss):
Product shipments	$25,726	$14,584
Turnaround expenses	(2,957)	—
Sales of excess inventory of natural gas	(121)	—

Total nitrogen products manufacturing	22,648	14,584
Corporate operating income	(5,680)	(5,161)

Total operating income	$16,968	$9,423

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

Other Income (Expense), Net

	For the Three Months Ended December 31,
	2011	2010
		(unaudited)
	(in thousands)
Other income (expense), net:
Interest expense	$(1,947)	$(2,912)
Loss on debt extinguishment	(10,263)	(4,593)
Other income, net	17	16

Total nitrogen products manufacturing	(12,193)	(7,489)
Corporate interest expense	(2,101)	(765)
Corporate other income, net	33	22

Total other expense, net	$(14,261)	$(8,232)

The increase in other expense for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to the larger loss on debt extinguishment, which was primarily due to a higher amount of debt issuance costs to write off and the payment of call premium fees of approximately $2.9 million. Corporate interest expense is on the Convertible Notes for each of the three months ended December 31, 2011 and 2010.

Discontinued Operations:

Loss from discontinued operations for the three months ended December 31, 2011 was $6.8 million, compared to a loss of $7.1 million for the three months ended December 31, 2010. Loss from discontinued operations decreased primarily because of a $1.2 million decrease in research and development expenses partially offset by a $0.4 million increase in selling, general and administrative expenses and $0.5 million in loss on impairments.

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

Operating Activities

Revenues were approximately $374.3 million for the calendar year ended December 31, 2013 compared to approximately $261.6 million for the calendar year ended December 31, 2012. The increase in revenue for the calendar year ended December 31, 2013 compared to the calendar year ended December 31, 2012 was primarily due to the addition of the Pasadena Facility for a full year in 2013 from the Agrifos Acquisition and the Fulghum Acquisition, partially offset by decreases at the East Dubuque Facility in ammonia and UAN sales volume and sales prices. Deferred revenue decreased by $9.1 million and $4.0 million during the calendar years ended December 31, 2013 and 2012, respectively. The decrease for calendar year ended December 31, 2013 was a result of a decrease in our East Dubuque Facility’s deferred revenue by approximately $12.0 million caused by lower demand for product prepayment contracts due to expectations that fertilizer prices would not rise, which was partially offset by an increase in our Pasadena Facility’s deferred revenue by approximately $2.7 million. The increase in our Pasadena Facility’s deferred revenue occurred because of an increase in ammonium sulfate held in IOC terminals that had not sold through to end customers. The decrease for the calendar year ended December 31, 2012 was a result of a decrease in our Pasadena Facility’s deferred revenue by approximately $5.0 million due to completing a high volume of sales, which was partially offset by an increase in our East Dubuque Facility’s deferred revenue by approximately $1.0 million. The increase in our East Dubuque Facility’s deferred revenue occurred because an unscheduled plant outage at the end of 2012 made us unable to fulfill all fall 2012 product prepayment contracts before December 31, 2012 and the resulting extension of a portion of its fall 2012 product prepayment contracts into the first calendar quarter of 2013.

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

Revenues were approximately $180.0 million for the fiscal year ended September 30, 2011 which was an increase compared to the fiscal year ended September 30, 2010. This increase was primarily the result of higher prices paid for our products during fiscal year ended September 30, 2011, resulting from stronger demand for nitrogen fertilizer products during the period. Deferred revenue increased $19.7 million during the fiscal year ended September 30, 2011. This increase in deferred revenue was due to higher prepaid sales prices in fiscal year 2011 than in fiscal year 2010, and also a higher quantity of ammonia and UAN product presold in fiscal year 2011.

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

Net cash provided by operating activities for the calendar year ended December 31, 2012 was approximately $70.2 million. We had net income of approximately $27.7 million for the calendar year ended December 31, 2012. During this period, we recorded loss on impairments relating to the capitalized SilvaGas patents and goodwill from the acquisition of ClearFuels in the amounts of approximately $8.5 million and $7.2 million, respectively, which accounted for approximately $15.7 million out of the total loss on impairments of approximately 16.0 million. We entered into our Second 2012 Credit Agreement and paid off the outstanding principal balance under our First 2012 Credit Agreement. This transaction resulted in a loss on the extinguishment of debt of approximately $2.1 million. As a result of redeeming the Convertible Notes prior to maturity, the unamortized debt discount and debt issuance costs were written off which resulted in a loss on debt extinguishment of approximately $2.7 million. These two transactions resulted in a loss on debt extinguishment of approximately $4.8 million for the calendar year ended December 31, 2012. We also had equity-based compensation expense of approximately $10.8 million. Deposits on natural gas contracts decreased by approximately $2.8 million due to obtaining lines of credit with two natural gas vendors that had previously required prepayment. Accrued liabilities decreased by approximately $23.4 million due to the payment of income taxes of approximately $8.1 million relating to the sale of the 39.2% of RNP outstanding common units in the offering, an approximately $3.1 million reduction in liability for sales and use taxes relating to the PDU and our Pasadena Facility decreasing their accrued liabilities by approximately $9.1 million primarily due to the payment of bonuses of approximately $7.2 million, which was partially offset by our East Dubuque Facility increasing their accrued liabilities primarily from amounts due to customers for recent overpayments and refunds on product prepayment contracts that we chose to cancel.

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

During the next 12 months, we expect the liquidity needs of our non-RNP activities, including our discontinued operations, and our projects under construction in Ontario, Canada could be met from cash on hand, distributions from RNP, cash generated by Fulghum and, in the case of capital expenditures in Chile, local Chilean bank debt financing. In the event that these sources of funds are less than expected, or if our expenses, including capital expenses related to the Atikokan Project and Wawa Project, are higher than expected, or if we approve additional projects or acquire additional assets, we may need to borrow additional amounts under the RNHI Revolving Loan, obtain funding through the Rentech/Graanul JV, and/or seek additional funds in the capital markets. In addition, we could seek additional external capital to enhance our liquidity position, to refinance the RNHI Revolving Loan, or to provide capital for additional projects or acquisitions. We cannot assure you that capital markets, local Chilean bank debt or other sources of external financing will be available on satisfactory terms or at all. In addition, as discussed above, borrowing under the RNHI Revolving Loan is subject to certain conditions, including minimum market price levels for RNP’s common units.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at December 31, 2013:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
RNP Notes (1)	$320,000	$—	$—	$—	$320,000
RNHI Revolving Loan (2)	50,000	—	50,000	—	—
Fulghum Debt (3)	47,452	8,401	12,859	5,921	20,271
QS Construction Facility (4)	4,527	1,515	—	—	3,012
2013 RNP Credit Agreement (5)	—	—	—	—	—
Earn-out consideration (6)	1,544	—	1,544	—	—
Natural gas (7)	8,571	8,571	—	—	—
Purchase obligations (8)	46,335	46,335	—	—	—
Asset retirement obligation (9)	3,014	19	44	54	2,897
Operating leases – Continuing Operations	26,521	3,263	6,267	4,227	12,764
Operating leases – Discontinued Operations	139	119	20	—	—
Gas and electric fixed charges (10)	1,844	1,249	595	—	—
Pension plans and postretirement plan (11)	88	88	—	—	—

Total	$510,035	$69,560	$71,329	$10,202	$358,944

(1)	There is $320.0 million of principal outstanding under the RNP Notes.
(2)	There is $50.0 million of principal outstanding under the RNHI Revolving Loan.
(3)	As of December 31, 2013, Fulghum had outstanding debt of approximately $47.5 million with a weighted average interest rate of approximately 7.0%. The debt consists primarily of term loans with various financial institutions with each term loan secured by specific property and equipment.
(4)	Pursuant to the Port Agreement, Quebec Stevedoring is required to build handling equipment and 75,000 metric tons of wood pellet storage exclusively for our use at the port, with the same amount becoming a financing obligation for us, or the QS Construction Facility.

(5)	The 2013 RNP Credit Agreement as amended consists of the RNP Credit Facility. As of December 31, 2013, there are no outstanding advances under the RNP Credit Facility.
(6)	RNP entered into the Purchase Agreement relating to the Agrifos Acquisition which, among other things, provides for the potential payment of earn-out consideration calculated based on the amount by which the two-year Adjusted EBITDA, as defined in the Purchase Agreement, of the Pasadena Facility exceeds certain Adjusted EBITDA thresholds. The amount reflected in the table reflects our current estimate of the amount of the earn-out consideration we will be required to pay. Depending on the two-year Adjusted EBITDA amounts, such additional earn-out consideration may vary from zero to a maximum of $50.0 million. The potential additional consideration would be paid after April 30, 2015 and completion of the relevant calculations in either common units or cash at the option of RNP. At December 31, 2013, the potential earn-out consideration relating to the Agrifos Acquisition was $0. We entered into an asset purchase agreement relating to the Atikokan Project which, among other things, provides for the potential payment of earn-out consideration, which will equal 7% of annual EBITDA of the Atikokan Project, as defined in the asset purchase agreement for the Atikokan Project, over a ten-year period. At December 31, 2013, the potential earn-out consideration relating to the Atikokan Project was approximately $1.5 million.
(7)	As of December 31, 2013, the natural gas forward purchase contracts included delivery dates through March 31, 2014. Subsequent to December 31, 2013 through February 28, 2014, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through March 31, 2014. The total MMBtus associated with these additional forward purchase contracts are approximately 0.5 million and the total amount of the purchase commitments are approximately $4.5 million, resulting in a weighted average rate per MMBtu of approximately $9.27. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.
(8)	The amount presented represents certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.
(9)	We have recorded asset retirement obligations, or AROs, related to future costs associated with the removal of contaminated material upon removal of the phosphoric acid plant at our Pasadena Facility, handling and disposal of asbestos at our East Dubuque Facility removal of machinery and equipment at Fulghum mills on leased property. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. Since we own our Fertilizer Facilities and currently have no plans to dispose of the properties, the obligation is considered long-term and, therefore, considered to be incurred more than five years after December 31, 2013.
(10)	As part of the natural gas transportation and electricity supply contracts at our East Dubuque Facility, we must pay monthly fixed charges over the term of the contracts.
(11)	We expect to contribute $0 and approximately $88,000 to pension plans and a postretirement plan, respectively, in 2014. We acquired these plans as part of the Agrifos Acquisition.

In addition, we have entered into the following contracts relating to our wood pellet business:

•	We have entered into the Drax Contract under which we have committed to deliver approximately 400,000 metric tons of pellets annually starting in the fourth quarter of calendar year 2014.

•	We have entered into the OPG Contract under which we have committed to deliver 45,000 metric tons of wood pellets from the Atikokan Project annually starting in January 2014.

•	We have entered into the KD Contract under which we committed to purchase between 15,000 and 20,000 metric tonnes of wood pellets between December 1, 2013 and June 30, 2014.

•	We have entered into the Canadian National Contract under which we have committed to transport a minimum of 1,500 rail carloads between the months of January 2014 and December 2014, and 3,600 rail carloads annually thereafter for the duration of the contract. Delivery shortfalls result in a $1,000 per rail car penalty.

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

RENTECH, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets	42
Consolidated Statements of Operations	43
Consolidated Statements of Comprehensive Income (Loss)	44
Consolidated Statements of Stockholders’ Equity	45
Consolidated Statements of Cash Flows	46
Notes to Consolidated Financial Statements	48

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the calendar years ended December 31, 2013 and 2012, three months ended December 31, 2011 and the fiscal year ended September 30, 2011	95

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rentech, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2013, three months ended December 31, 2011, and fiscal year ended September 30, 2011 present fairly, in all material respects, the financial position of Rentech, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, the three months ended December 31, 2011, and the fiscal year ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to (i) the review of the cash flow forecasts used in the accounting for business combinations and goodwill, (ii) the determination of the goodwill impairment charge in accordance with generally accepted accounting principles, and (iii) maintaining documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) the review of the cash flow forecasts used in the accounting for business combinations and goodwill, (ii) the determination of the goodwill impairment charge in accordance with generally accepted accounting principles, and (iii) maintaining documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Fulghum Fibres, Inc. from its assessment of internal control over financial reporting as of December 31, 2013 because the entity was acquired by the Company in a purchase business combination on May 1, 2013. We have also excluded Fulghum Fibres, Inc. from our audit of internal control over financial reporting. Fulghum Fibres, Inc. is a wholly-owned subsidiary whose total assets, excluding goodwill and intangible assets resulting from purchase price adjustments, and total revenues represent approximately 18% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 17, 2014, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the discontinued operations described in Note 6, and except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the sixth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting, as to which the date is December 29, 2014

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets
Cash	$106,369	$141,637
Accounts receivable, including unbilled revenue, net of allowance for doubtful accounts of $0 at December 31, 2013 and 2012, respectively	14,227	9,705
Inventories	35,376	27,140
Prepaid expenses and other current assets	8,309	6,671
Deferred income taxes	1,140	766
Other receivables, net	7,432	2,626
Assets of discontinued operations	19	2,518

Total current assets	172,872	191,063

Property, plant and equipment, net	334,654	129,296

Construction in progress	60,136	61,417

Other assets
Goodwill	57,134	56,592
Intangible assets	59,730	26,185
Debt issuance costs	9,321	6,458
Deposits and other assets	5,092	788
Assets of discontinued operations	4,651	7,403

Total other assets	135,928	97,426

Total assets	$703,590	$479,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,875	$16,680
Accrued payroll and benefits	9,155	7,414
Accrued liabilities	33,953	14,446
Deferred revenue	21,643	29,660
Current portion of long term debt	9,916	7,750
Accrued interest	5,490	142
Asset retirement obligation	19	2,776
Other	996	452
Liabilities of discontinued operations	2,003	4,684

Total current liabilities	103,050	84,004

Long-term liabilities
Debt	412,063	185,540
Earn-out consideration	1,544	4,920
Asset retirement obligation	2,995	313
Deferred income taxes	9,271	766
Other	6,711	2,518
Liabilities of discontinued operations	—	73

Total long-term liabilities	432,584	194,130

Total liabilities	535,634	278,134

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock — $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 450,000 shares authorized; 227,512 and 224,121 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,275	2,241
Additional paid-in capital	541,254	539,448
Accumulated deficit	(385,339)	(383,807)
Accumulated other comprehensive income (loss)	(117)	105

Total Rentech stockholders’ equity	158,073	157,987
Noncontrolling interests	9,883	43,081

Total equity	167,956	201,068

Total liabilities and stockholders’ equity	$703,590	$479,202

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Calendar Years Ended December 31,			For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2011	2010	2011
			(unaudited)		(unaudited)
Revenues
Product sales	$322,022	$261,284	$199,909	$63,014	$42,962	$179,857
Service revenues	49,822	—	—	—	—	—
Other revenues	2,505	351	—	—	—	—

Total revenues	374,349	261,635	199,909	63,014	42,962	179,857

Cost of sales
Product	252,741	129,796	113,911	37,460	26,835	103,286
Service	38,222	—	—	—	—	—

Total cost of sales	290,963	129,796	113,911	37,460	26,835	103,286

Gross profit	83,386	131,839	85,998	25,554	16,127	76,571

Operating expenses
Selling, general and administrative expense	51,367	43,727	24,224	8,851	6,469	21,842
Depreciation and amortization	2,991	2,144	922	242	235	915
Agrifos goodwill impairment	30,029	—	—	—	—	—
Loss on impairments	—	238	—	—	—	—
(Gain) loss on sale of assets	878	272	15	(507)	—	522

Total operating expenses	85,265	46,381	25,161	8,586	6,704	23,279

Operating income (loss)	(1,879)	85,458	60,837	16,968	9,423	53,292

Other income (expense), net
Interest expense	(16,385)	(10,524)	(17,095)	(4,048)	(3,677)	(16,724)
Loss on debt extinguishment	(6,001)	(4,801)	(19,486)	(10,263)	(4,593)	(13,816)
Fair value adjustment to earn-out consideration	5,122	—	—	—	—	—
Other income (expense), net	(277)	(695)	134	50	38	122

Total other expenses, net	(17,541)	(16,020)	(36,447)	(14,261)	(8,232)	(30,418)

Income (loss) from continuing operations before income taxes and equity in loss of investee	(19,420)	69,438	24,390	2,707	1,191	22,874
Income tax (benefit) expense	(26,306)	4,375	4	1	(1)	3,869

Income (loss) from continuing operations before equity in loss of investee	6,886	65,063	24,386	2,706	1,192	19,005
Equity in loss of investee	(242)	—	—	—	—	—

Income (loss) from continuing operations	6,644	65,063	24,386	2,706	1,192	19,005
Loss from discontinued operations, net of tax	(6,606)	(37,376)	(87,982)	(6,804)	(7,076)	(84,387)

Net income (loss)	38	27,687	(63,596)	(4,098)	(5,884)	(65,382)
Net (income) loss attributable to noncontrolling interests	(1,570)	(41,687)	(3,700)	(4,433)	366	1,099

Net loss attributable to Rentech common shareholders	$(1,532)	$(14,000)	$(67,296)	$(8,531)	$(5,518)	$(64,283)

Net loss per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$0.02	$0.10	$0.09	$(0.01)	$0.01	$0.09

Discontinued operations	$(0.03)	$(0.17)	$(0.39)	$(0.03)	$(0.03)	$(0.38)

Net loss	$(0.01)	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.29)

Diluted:
Continuing operations	$0.02	$0.10	$0.09	$(0.01)	$0.01	$0.09

Discontinued operations	$(0.03)	$(0.16)	$(0.39)	$(0.03)	$(0.03)	$(0.37)

Net loss	$(0.01)	$(0.06)	$(0.30)	$(0.04)	$(0.02)	$(0.28)

Weighted-average shares used to compute net loss per common share:
Basic	226,139	223,189	223,281	224,414	221,980	222,664

Diluted	233,703	230,524	226,182	224,414	226,679	226,680

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

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
				(unaudited)
Cash flows from operating activities
Net income (loss)	$38	$27,687	$(4,098)	$(5,884)	$(65,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	21,184	14,824	3,776	3,062	11,836
Agrifos goodwill impairment	30,029	—	—	—	—
Deferred income tax benefit	(27,130)	—	—	—	—
Loss on asset impairments	—	15,965	583	53	58,742
Advance for equity investment	—	—	—	—	(7,892)
Utilization of spare parts	3,821	2,042	309	380	1,698
Write-down of inventory	12,360	—	—	—	—
Non-cash interest expense	248	7,138	1,880	1,793	7,146
Net (gain) loss on sale of fixed assets	(5,379)	272	(507)	—	523
Loss on debt extinguishment	6,001	4,801	10,263	4,593	13,816
Equity-based compensation	7,400	10,849	1,137	1,106	1,729
Payment of call premium fee	—	—	(2,933)	—	(8,261)
Other	957	181	9	9	115
Changes in operating assets and liabilities:
Accounts receivable	(585)	927	(2,811)	(7,026)	4,969
Other receivables	3,326	124	(1,015)	37	(979)
Inventories	(18,075)	8,727	11,164	1,451	(9,218)
Other assets	(766)	2,807	(1,409)	303	955
Prepaid expenses and other current assets	380	(571)	586	257	167
Accounts payable	(7,048)	1,810	(412)	(1,035)	(544)
Deferred revenue	(9,115)	(3,954)	(13,802)	17,028	19,681
Accrued interest	4,110	—	(566)	(513)	(40)
Accrued liabilities, accrued payroll and other	(9,402)	(23,392)	(4,698)	(2,313)	7,408

Net cash provided by (used in) operating activities	12,354	70,237	(2,544)	13,301	36,469

Cash flows from investing activities
Payment for acquisitions, net of cash acquired	(65,823)	(128,596)	—	—	—
Capital expenditures	(104,705)	(59,131)	(12,423)	(10,450)	(39,402)
Proceeds from disposal of assets	8,991	569	140	—	30
Other items	(657)	(1,040)	2,819	127	(868)

Net cash used in investing activities	(162,194)	(188,198)	(9,464)	(10,323)	(40,240)

Cash flows from financing activities
Proceeds from issuance of notes	320,000	—	—	—	—
Payment of offering costs	(972)	—	—	—	—
Proceeds from initial public offering, net of costs	—	(245)	276,007	—	—
Proceeds from credit facilities and term loan, net of original issue discount	65,600	222,780	—	50,960	200,960
Payments and retirement of debt	(223,105)	(86,990)	(146,250)	(22,522)	(119,041)
Proceeds from issuance of common stock	—	—	30	—	—
Repurchase of common stock, including commissions	—	(16,721)	—	—	—
Payment of stock issuance costs	(48)	(40)	—	(2)	(58)
Proceeds from options and warrants exercised	297	2,729	—	—	—
Payment of debt issuance costs	(9,972)	(7,788)	(904)	(290)	(8,747)
Other	2	(1,000)	(606)	(684)	(2,280)
Distributions	—	(43,301)	—	—	—
Distributions to noncontrolling interests	(37,329)	(47,205)	—	—	—

Net cash provided by financing activities	114,473	22,219	128,277	27,462	70,834

Increase (decrease) in cash	(35,367)	(95,742)	116,269	30,440	67,063
Cash and cash equivalents, beginning of period	141,736	237,478	121,209	54,146	54,146

Cash and cash equivalents, end of period (1)	$106,369	$141,736	$237,478	$84,586	$121,209

(1)	Cash balance at December 31, 2012 includes $100 of cash from discontinued operations.

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

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business

Rentech, Inc. (“Rentech,” “the Company,” “we,” “us” or “our”) operates currently in four segments including East Dubuque, Pasadena, Fulghum Fibres and wood pellets.

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

The Company is developing two facilities in Eastern Canada to produce and sell wood pellets for use as renewable fuel to produce electricity. See Note 9 — Property, Plant and Equipment for a description of the two facilities and Note 14 — Commitments and Contingencies for major contracts and commitments for this business segment.

Discontinued Operations

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

In addition to the energy technologies business, activity related to discontinued operations in calendar year ended 2012 also represent final settlement of activity and balances related to a business discontinued in fiscal year ended 2005.

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

If the fair value of the reporting unit is less than its carrying value, step two of the impairment test is performed. Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment. See Note 10 — Goodwill.

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

Variable Interest Entities

The Company may enter into joint ventures or make investments with business partners that support its underlying business strategy and provide it the ability to enter new markets. In certain instances, an entity in which the Company may make an investment may qualify as a variable interest entity (“VIE”). If the Company determines that it is the primary beneficiary of an entity, it must consolidate that entity’s operations. Determination of the primary beneficiary focuses on determining which variable interest holder has the power to direct the most significant activities of the VIE. The Company currently has no VIEs.

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

The purchase price consisted of the following (amounts in thousands):

Cash (through borrowings under a previous credit agreement) less working capital adjustments	$136,308
Fair market value of 538,793 Common Units issued	20,000
Estimate of potential earn-out consideration(1)	4,920

Total purchase price	$161,228

(1)	The amount of earn-out consideration reflected in the table above reflects the Company’s estimate, as of November 1, 2012, of the amount of the earn-out consideration RNP will be required to pay pursuant to the Purchase Agreement, as defined in Note 7 — Fair Value. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. As of December 31, 2013, the fair value of the potential earn-out consideration was $0.

RNP’s final purchase price allocation as of November 1, 2012 is as follows (amounts in thousands):

Cash	$2,622
Accounts receivable	3,204
Inventories	30,373
Prepaid expenses and other current assets	566
Property, plant and equipment	68,688
Construction in progress	7,011
Intangible assets (Technology—$23,680 and Marketing Agreement—$3,088)	26,768
Goodwill	57,231
Other assets	73
Accounts payable	(10,638)
Accrued liabilities	(6,640)
Customer deposits	(13,301)
Asset retirement obligation	(2,776)
Other long-term liabilities	(1,953)

Total purchase price	$161,228

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

	For the Calendar Year Ended December 31, 2013
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$374,349	$36,683	$411,032
Net income (loss)(1)	$38	$(27,332)	$(27,294)
Net loss attributable to Rentech	$(1,532)	$(27,467)	$(28,999)
Basic and diluted net income (loss) from continuing operations per common share attributable to Rentech	$0.02	$(0.12)	$(0.10)

	For the Calendar Year Ended December 31, 2012
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$261,635	$226,346	$487,981
Net income(1)	$27,687	$29,137	$56,824
Net income (loss) attributable to Rentech	$(14,000)	$29,573	$15,573
Basic and diluted net income (loss) from continuing operations per common share attributable to Rentech	$0.10	$0.13	$0.23

(1)	As discussed in Note 19 — Income Taxes, during the calendar year ended December 31, 2013, there was a release of a valuation allowance resulting from recording deferred tax liabilities from the Fulghum Acquisition. Since the pro forma information is presented as if the transaction had taken place on January 1, 2012, the release of the valuation allowance is included in the pro forma results for the calendar year ended December 31, 2012 and excluded from the pro forma results for the calendar year ended December 31, 2013.

Note 6 — Discontinued Operations

On March 5, 2014, the Company announced that it had entered into a definitive agreement with Sunshine Kaidi New Energy Group Co., Ltd. (“Kaidi”) (the “Kaidi Agreement”) to sell its alternative energy technologies and certain pieces of equipment at the PDU. The transaction closed on October 28, 2014. The Company received a cash payment of $14.4 million from Kaidi, which is in addition to $0.5 million in cash payments previously received. Kaidi will pay an additional $0.4 million to the Company to purchase various equipment currently located at the Company’s PDU, resulting in $15.3 million of total proceeds to the Company from these transactions, which does not include the possibility of a success payment of up to $16.2 million. As a result of the Kaidi Agreement, the Company has classified its balance sheets and statements of operations for all periods presented in this report to reflect the energy technologies segment as a discontinued operation. In the consolidated statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated, and are reported in the respective categories with those of continuing operations.

All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

The following table summarizes the components of assets and liabilities of discontinued operations.

	As of
	December, 31
	2013	2012
	(in thousands)
Cash	$—	$100
Prepaid expenses and other current assets	19	375
Other receivables	—	2,043

Total current assets	$19	$2,518

Property, plant and equipment, net	$—	$4,899
Property held for sale	4,647	2,475
Deposits and other assets	4	29

	As of
	December, 31
	2013	2012
	(in thousands)
Total other assets	$4,651	$7,403

Total assets	$4,670	$9,921

Accounts payable	$151	$1,108
Accrued payroll and benefits	356	1,031
Accrued liabilities	1,496	2,504
Other	—	41

Total current liabilities	$2,003	$4,684

Other	$—	$73

Total long-term liabilities	$—	$73

Total liabilities	$2,003	$4,757

The following table summarizes the results of discontinued operations.

	For the Calendar Years Ended December 31,			For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2011	2010	2011
	(in thousands)
			(unaudited)		(unaudited)
Revenues	$506	$290	$206	$52	$52	$206
Operating loss	$7,001	$42,114	$88,046	$6,754	$7,034	$88,326
Loss from discontinued operations, net of tax	$6,606	$37,376	$87,982	$6,804	$7,076	$84,387

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

RNP Notes

The RNP Notes, as defined in Note 12 — Debt, are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt had been determined based on market prices.

Fulghum Debt

Fulghum debt, as defined in Note 12 — Debt, is deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value was determined by management using an independent, third party valuation company.

RNHI Revolving Loan

The RNHI Revolving Loan, as defined in Note 12 — Debt, is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. It is concluded that the carrying value of the RNHI Revolving Loan approximates the fair value of such loan as of December 31, 2013 because of the floating nature of the interest rate and the fact that the Company’s credit worthiness has not changed since the loan was issued.

QS Construction Facility

The QS Construction Facility, as defined in Note 12 — Debt, is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. To determine the fair value, the Company reviewed the current market interest rates of similar borrowing arrangements. It was concluded that the carrying value of the QS Construction Facility approximates the fair value of the obligation at December 31, 2013 because of the floating nature of the interest rate and the fact that the Company’s credit worthiness has not changed since the QS Construction Facility was established.

Credit Facilities and Term Loan

The credit facilities and term loan were deemed to be Level 2 financial instruments because the measurement was based on observable market data. RNP used part of the proceeds from the offering of the RNP Notes to repay in full and terminate the Second 2012 Credit Agreement, as defined in Note 12 — Debt, and related interest rate swaps.

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

At December 31, 2013, the earn-out consideration also includes approximately $1.5 million of potential earn-out consideration relating to the Atikokan Project, as defined in Note 9 — Property, Plant and Equipment. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Project, over a ten year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production. The Company provided a loan to the sellers of approximately $0.9 million, which will be repayable from any earn-out consideration.

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

Note 9 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Land and land improvements	$26,149	$22,387
Buildings and building improvements	33,096	22,136
Machinery and equipment and catalysts	334,645	134,979
Furniture, fixtures and office equipment	1,123	949
Computer equipment and computer software	7,977	5,896
Vehicles	4,624	215
Leasehold improvements	2,348	114
Other	210	210

	410,172	186,886
Less: accumulated depreciation	(75,518)	(57,590)

Total property, plant and equipment, net	$334,654	$129,296

Construction in progress consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
East Dubuque Facility	2,195	52,435
Pasadena Facility	31,335	8,512
Fulghum Fibres	273	—
Wawa Project	17,007	—
Atikokan Project	8,458	—
Other	868	470

Total construction in progress	$60,136	$61,417

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

Note 10 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2011	$7,209
Agrifos Acquisition	56,592
Goodwill impairment – discontinued operations	(7,209)

Balance at December 31, 2012	$56,592
Increase attributable to Pasadena	639
Fulghum Acquisition	29,932
Goodwill impairment – Pasadena	(30,029)

Balance at December 31, 2013	$57,134

The inventory impairment (see Note 8 — Inventories), negative gross margin and EBITDA in the calendar year ended December 31, 2013 and revised cash flow projections developed during the calendar year ended December 31, 2013 indicated that an impairment of the goodwill related to the Pasadena Facility was probable. See Note 11 — Impairments.

The goodwill resulting from the Agrifos Acquisition is deductible for tax purposes, while the goodwill from the Fulghum Acquisition is not deductible for tax purposes.

Note 11 — Impairments

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

Calendar Year 2012

The Company recorded intangibles related to the acquisition of two subsidiaries in its energy technology segment. The Company expected that these assets would be used in various development projects with unrelated parties. During the calendar year 2012 the Company determined, based upon the status of negotiations with third parties to fund development of projects using the technologies, that the likelihood of future cash flows were significantly diminished. The Company concluded, based on the high degree of uncertainty and low probability of completion of these projects, that the intangibles were impaired. As a result, the Company impaired the net book value of the intangibles in the amounts of approximately $16.0 million, which was recorded in discontinued operations.

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

The financial impact recorded in the fiscal year ended September 30, 2011 statement of operations in discontinued operations is as follows:

Project	Loss on Impairments
(in thousands)
Rialto Project	$(27,238)
Natchez Project	(26,645)
Port St. Joe Project	(4,806)
Miscellaneous	(53)

Total	$(58,742)

Note 12 — Debt

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

QS Construction Facility

In connection with the Drax Contract (as defined in Note 14 — Commitments and Contingencies), on April 30, 2013, the Company and Quebec Stevedoring Company Limited (“Quebec Stevedoring”) entered into a Master Services Agreement (the “Port Agreement”) pursuant to which Quebec Stevedoring is required to provide stevedoring, terminalling and warehousing services to the Company at the Port of Quebec. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, Quebec Stevedoring is required to build handling equipment and 75,000 metric tons of wood pellet storage exclusively for the Company’s use at the port, with the same amount becoming a financing obligation for the Company (the “QS Construction Facility”).

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

During the fiscal year ended September 30, 2011, the Company adopted a revised project development strategy for the commercialization of its alternative energy technologies, which included pursuing projects that were smaller and required less capital. Coal-to-liquids projects no longer fit the Company’s development strategy and development of a coal-to-liquids project was no longer probable. As a result, the liability was reversed as it was unlikely the Company would be required to fund the obligation in the future. The income related to the reversal of the liability was recorded in discontinued operations.

Note 14 — Commitments and Contingencies

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

Operating Leases

The Company has various operating leases of real and personal property which expire through October 2028. Total lease expense, including month-to-month rent, common area maintenance charges and other rent related fees, for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011 was $2.0 million, $2.0 million, $0.5 million and $1.7 million, respectively.

Future minimum lease payments as of December 31, 2013 are as follows (in thousands):

For the Calendar Years Ending December 31,
2014	$3,263
2015	3,610
2016	2,657
2017	2,117
2018 and thereafter	14,874

$26,521

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

Note 15 — Stockholders’ Equity

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

Note 16 — Accounting for Equity Based Compensation

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

Note 17 — Future Minimum Lease Receipts

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

The income tax provision (benefit) for continuing operations for the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and the fiscal year ended September 30, 2011 was as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
	(in thousands)
Current:
Federal	$66	$711	$—	$690
State	644	3,664	1	3,179
Foreign	114	—	—	—

Total Current	824	4,375	1	3,869

Deferred:
Federal	$(22,038)	$—	$—	$—
State	(5,092)	—	—	—
Foreign	—	—	—	—

Total Deferred	(27,130)	—	—	—

	$(26,306)	$4,375	$1	$3,869

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate for continuing operations is as follows:

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$(6,667)	$24,431	$(416)	$8,121
Impact of foreign earnings	669	—	—	—
State income tax benefit net of federal benefit	(770)	(859)	3,882	(3,070)
Permanent differences, other	316	357	131	419
Return to provision	467	—	—	—
Change in state tax rate	—	(1,006)	—	(957)
Minority interest, net of state tax benefit	685	(13,124)	—	—
Partnership state taxes	(96)	303	—	—
Basis difference in foreign subsidiaries	374	—	—	—
Partnership basis difference	(1,022)	(3,439)	93,527	—
Change in valuation allowance	(20,330)	(2,288)	(97,123)	(644)
Other items	68	—	—	—

Income tax expense from continuing operations	$(26,306)	$4,375	$1	$3,869

The components of the net deferred tax liability and net deferred tax asset as of December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
	(in thousands)
Current:
Accruals for financial statement purposes not allowed for income taxes	$2,626	$2,511
Basis difference in prepaid expenses	(344)	(366)
Inventory	—	84
Unrealized gain	(12)	—
Valuation allowance	(1,130)	(1,463)

Current, net	1,140	766
Long-Term:
Net operating loss and AMT credit carryforwards	$55,066	$42,810
R&D credit carryforward	6,191	—
Basis difference relating to intangibles	(11,336)	722
Basis difference in property, plant and equipment	(11,421)	15,770
Stock option exercises	3,344	6,309
Basis difference in foreign subsidiaries	(6,142)	—
Basis difference in partnership interest	(19,051)	(29,375)
Other items	1,652	663
Valuation allowance	(27,574)	(37,665)

Long-Term, net	$(9,271)	$(766)

Total deferred tax liabilities, net	$(8,131)	$—

As of December 31, 2013, the Company had the following available carryforwards and tax attributes to offset future taxable income:

Description	Amount	Expiration
	(in thousands)
Net Operating Losses – Federal	$136,057	2020 - 2033
Net Operating Losses – States (Post-Apportionment and Pre-tax)
Alabama	$749	2014 - 2029
California	12,845	2015 - 2031
Colorado	3,363	2027 - 2034
Georgia	567	2021 - 2029
Hawaii	6,101	2024 - 2034
Illinois	93,836	2019 - 2026
Louisiana	66	2020 - 2029
Mississippi	11,765	2019 - 2034
Virginia	161	2034

	$129,453

R&D federal credit	$6,981	2016 - 2022
Alternative minimum tax credit	$1,471	No Expiration

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

Note 20 — Segment Information

The Company operated in two business segments prior to the Fulghum Acquisition, the Atikokan Project, the Wawa Project and the winding down of the PDU. The Company now operates in four business segments, as described below. The operations of the Pasadena Facility and Fulghum are included in the Company’s historical results of operations only from the date of the closing of the Agrifos Acquisition and the Fulghum Acquisition, which were November 1, 2012 and May 1, 2013, respectively. Results of the energy technologies segment are accounted for as discontinued operations for all periods presented.

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

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
	(in thousands)
				(unaudited)
Revenues
East Dubuque	$177,700	$224,205	$63,014	$42,962	$179,857
Pasadena	133,675	37,430	—	—	—
Fulghum Fibres	62,974	—	—	—	—

Total revenues	$374,349	$261,635	$63,014	$42,962	$179,857

Gross profit (loss)
East Dubuque	$80,883	$133,543	$25,554	$16,127	$76,571
Pasadena	(9,529)	(1,704)	—	—	—
Fulghum Fibres	12,032	—	—	—	—

Total gross profit	$83,386	$131,839	$25,554	$16,127	$76,571

Selling, general and administrative expense
East Dubuque	$4,576	$6,242	$3,336	$1,431	$5,786
Pasadena	4,764	361	—	—	—
Fulghum Fibres	3,754	—	—	—	—
Wood pellets	5,479	1,919	—	—	—

Total selling, general and administrative expense	$18,573	$8,522	$3,336	$1,431	$5,786

Depreciation and amortization
East Dubuque	$191	$807	$77	$112	$409
Pasadena	3,886	583	—	—	—
Fulghum Fibres[1]	(1,708)	—	—	—	—
Wood pellets	26	—	—	—	—

Total depreciation and amortization recorded in operating expenses	$2,395	$1,390	$77	$112	$409

East Dubuque	9,048	10,690	3,210	2,489	9,611
Pasadena	4,187	380	—	—	—
Fulghum Fibres	4,836	—	—	—	—

Total depreciation and amortization expense recorded in cost of sales	18,071	11,070	3,210	2,489	9,611

Total depreciation and amortization	$20,466	$12,460	$3,287	$2,601	$10,020

Other operating (income) expenses
East Dubuque	$806	$510	$(507)	$—	$522
Pasadena	30,029	—	—	—	—
Fulghum Fibres	72	—	—	—	—
Wood pellets	—	—	—	—	—

Total other operating expenses	$30,907	$510	$(507)	$—	$522

Operating income (loss)
East Dubuque	$75,310	$125,984	$22,648	$14,584	$69,854
Pasadena	(48,208)	(2,648)	—	—	—
Fulghum Fibres	9,914	—	—	—	—
Wood pellets	(5,505)	(1,919)	—	—	—

Total segment operating income (loss)	$31,511	$121,417	$22,648	$14,584	$69,854

Interest (income) expense
East Dubuque	$—	$194	$1,947	$2,912	$13,752
Pasadena	8	—	—	—	—
Fulghum Fibres	1,755	—	—	—	—

Total interest (income) expense	$1,763	$194	$1,947	$2,912	$13,752

Net income (loss)
East Dubuque	$75,244	$123,721	$10,455	$7,096	$42,341
Pasadena	(48,357)	(2,648)	—	—	—

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,		For the Fiscal Year Ended September 30,
	2013	2012	2011	2010	2011
	(in thousands)
				(unaudited)
Fulghum Fibres	6,967	—	—	—	—
Wood pellets	(5,180)	(1,919)	—	—	—

Total segment net income	$28,674	$119,154	$10,455	$7,096	$42,341

Reconciliation of segment net income to consolidated net income (loss):
Segment net income	$28,674	$119,154	$10,455	$7,096	$42,341
RNP – partnership and unallocated expenses recorded as selling, general and administrative expenses	(7,945)	(11,773)	—	—	—
RNP – partnership and unallocated expenses recorded as other income (expense)	(1,081)	232	—	—	—
RNP – unallocated interest expense and loss on interest rate swaps	(14,096)	(2,226)	—	—	—
RNP – income tax benefit (expense)	303	(303)	—	—	—
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(24,849)	(23,432)	(5,515)	(5,038)	(16,056)
Corporate and unallocated depreciation and amortization expense	(596)	(754)	(165)	(123)	(506)
Corporate and unallocated income (expenses) recorded as other income (expense)	19	(2,708)	32	22	63
Corporate and unallocated interest expense	(532)	(9,055)	(2,101)	(765)	(2,972)
Corporate income tax benefit (expense)	26,747	(4,072)	—	—	(3,865)
Loss from discontinued operations, net of tax	(6,606)	(37,376)	(6,804)	(7,076)	(84,387)

Consolidated net income (loss)	$38	$27,687	$(4,098)	$(5,884)	$(65,382)

[1]	Amortization of unfavorable processing agreements exceeds amortization of favorable processing agreements resulting in a credit in depreciation and amortization for Fulghum.

	As of December 31,
	2013	2012
	(in thousands)
Total assets
East Dubuque	$175,430	$125,100
Pasadena	188,836	191,279
Fulghum Fibres	188,397	—
Wood pellets	42,089	58

Total segment assets	$594,752	$316,437

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$594,752	$316,437
RNP – partnership and other	42,078	60,266
Corporate and other	62,090	92,578
Discontinued operations	4,670	9,921

Consolidated total assets	$703,590	$479,202

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

The Company’s revenue by geographic area, based on where the customer takes title to the product, was as follows:

	For Calendar Years Ended December 31,
	2013	2012
	(in thousands)
United States	$352,008	$261,635
Other	22,341	—

Total revenues	$374,349	$261,635

The following table sets forth assets by geographic area:

	As of
	December 31, 2013	December 31, 2012
	(in thousands)
United States	$633,886	$479,202
Other	69,704	—

Total assets	$703,590	$479,202

Note 21 — Net Income (Loss) Per Common Share Attributable To Rentech

	For the Calendar Years Ended December 31,		For the Three Months Ended December 31,	For the Fiscal Year Ended September 30,
	2013	2012	2011	2011
Numerator:
Income (loss) from continuing operations attributable to Rentech common shareholders	$5,074	$23,376	$(1,727)	$20,104
Less: Income from continuing operations allocated to participating securities	139	860	—	371

Income (loss) from continuing operations allocated to common shareholders	$4,935	$22,516	$(1,727)	$19,733

Numerator:
Income (loss) from discontinued operations attributable to Rentech common shareholders	$(6,606)	$(37,376)	$(6,804)	$(84,387)
Less: Income from discontinued operations allocated to participating securities	—	—	—	—

Income (loss) from discontinued operations allocated to common shareholders	$(6,606)	$(37,376)	$(6,804)	$(84,387)

Numerator:
Net income (loss) attributable to Rentech common shareholders	$(1,532)	$(14,000)	$(8,531)	$(64,283)
Less: Income allocated to participating securities	—	—	—	—

Net income (loss) allocated to common shareholders	$(1,532)	$(14,000)	$(8,531)	$(64,283)

Denominator:
Weighted average common shares outstanding	226,139	223,189	224,414	222,664
Effect of dilutive securities:
Warrants	927	920	—	1,671
Common stock options	1,525	1,686	—	71
Restricted stock	5,112	4,729	—	2,274

Diluted shares outstanding	233,703	230,524	224,414	226,680

Continuing operations	$0.02	$0.10	$(0.01)	$0.09

Discontinued operations	$(0.03)	$(0.17)	$(0.03)	$(0.38)

Basic net income (loss) per common share	$(0.01)	$(0.06)	$(0.04)	$(0.29)

Continuing operations	$0.02	$0.10	$(0.01)	$0.09

Discontinued operations	$(0.03)	$(0.16)	$(0.03)	$(0.37)

Diluted net income (loss) per common share	$(0.01)	$(0.06)	$(0.04)	$(0.28)

For the calendar years ended December 31, 2013 and 2012, the three months ended December 31, 2011 and 2010 and the fiscal year ended September 30, 2011, approximately 3.8 million, 4.3 million, 33.3 million, 29.7 million and 28.8 million shares, respectively, of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and convertible debt were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

Note 22 — Selected Quarterly Financial Data (Unaudited)

Selected unaudited condensed consolidated financial information for the calendar years ended December 31, 2013 and 2012 is presented in the tables below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2013 Calendar Year
Revenues	$59,564	$120,061	$115,657	$79,067
Gross profit (loss)	$22,719	$42,273	$21,144	$(2,750)
Operating income (loss)	$8,990	$27,688	$(24,758)	$(13,799)
Income (loss) from continuing operations	$7,679	$45,802	$(27,136)	$(19,701)
Income (loss) from discontinued operations, net of tax	$(6,893)	$(1,496)	$3,558	$(1,775)
Net income (loss)	$786	$44,306	$(23,578)	$(21,476)
Net (income) loss attributable to noncontrolling interests	$(6,026)	$(11,474)	$8,985	$6,945
Net income (loss) attributable to Rentech	$(5,240)	$32,832	$(14,593)	$(14,531)
Net income (loss) per common share allocated to Rentech:
Basic:
Continuing operations	$0.01	$0.15	$(0.08)	$(0.06)

Discontinued operations	$(0.03)	$(0.01)	$0.02	$(0.01)

Net income (loss)	$(0.02)	$0.14	$(0.06)	$(0.06)

Diluted:
Continuing operations	$0.01	$0.14	$(0.08)	$(0.06)

Discontinued operations	$(0.03)	$(0.01)	$0.02	$(0.01)

Net income (loss)	$(0.02)	$0.14	$(0.06)	$(0.06)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the 2012 Calendar Year
Revenues	$38,473	$70,643	$60,112	$92,407
Gross profit	$22,572	$45,646	$35,035	$28,586
Operating income	$12,961	$34,943	$23,201	$14,353
Income from continuing operations	$10,396	$30,282	$19,801	$4,584
Loss from discontinued operations, net of tax	$(6,070)	$(4,603)	$(4,224)	$(22,479)
Net income (loss)	$4,326	$25,679	$15,577	$(17,895)
Net income attributable to noncontrolling interests	$(7,590)	$(16,159)	$(11,307)	$(6,631)
Net income (loss) attributable to Rentech	$(3,264)	$9,520	$4,270	$(24,526)
Net income (loss) per common share allocated to Rentech:
Basic and diluted:
Continuing operations	$0.01	$0.06	$0.04	$(0.01)

Discontinued operations	$(0.03)	$(0.02)	$(0.02)	$(0.10)

Net income (loss)	$(0.01)	$0.04	$0.02	$(0.11)

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

Note 23 — Subsequent Events

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Deductions and Write-Offs	Balance at End of Period
	(in thousands)
Calendar Year Ended December 31, 2013
Deferred tax valuation account	$39,128	$—	$(10,424)	$28,704
Calendar Year Ended December 31, 2012
Allowance for doubtful accounts	$100	$—	$(100)	$—
Deferred tax valuation account	$32,018	$—	$7,110	$39,128
Reserve for REN earn-out	$697	$—	$(697)	$—
Three Months Ended December 31, 2011
Allowance for doubtful accounts	$100	$—	$—	$100
Deferred tax valuation account	$126,831	$—	$94,813	$32,018
Reserve for REN earn-out	$697	$—	$—	$697
Year Ended September 30, 2011
Allowance for doubtful accounts	$100	$—	$—	$100
Deferred tax valuation account	$100,144	$26,687	$—	$126,831
Reserve for REN earn-out	$697	$—	$—	$697

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, or DCP, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, or Chief Executive Officer, and principal executive officer, or Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In the Original 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective as of December 31, 2013. Subsequent to that evaluation, management identified the material weaknesses in internal control over financial reporting, or ICFR, described below, and our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate ICFR (as defined in Rule 13a-15(f) of the Exchange Act). Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our ICFR includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our ICFR as of December 31, 2013. Management based its assessment on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

We identified the following material weaknesses that existed at December 31, 2013. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls over (i) the review of the cash flow forecasts used in the accounting for business combinations and goodwill, (ii) the determination of the goodwill impairment charge in accordance with generally accepted accounting principles, and (iii) maintaining documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests. Specifically, with respect to (i) and (ii), we did not design and maintain effective internal controls related to determining the carrying value and fair value of reporting units for the purpose of performing goodwill impairment testing, documenting management’s review of assumptions used in the forecasts, and verifying that data contained in reports provided by specialists reconcile to the information provided to those specialists.

These control deficiencies did not result in a material misstatement to our consolidated financial statements for the year ended December 31, 2013. However, these control deficiencies, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

In Management’s Annual Report on Internal Control Over Financial Reporting included in our Original 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective ICFR as of December 31, 2013. Management subsequently concluded that the material weaknesses described above existed as of December 31, 2013. As a result, we have concluded we did not maintain effective ICFR as of December 31, 2013 based on the criteria in Internal Control – Integrated Framework (1992) issued by COSO. Accordingly, management has restated its report on ICFR.

Management has excluded our wholly owned subsidiary, Fulghum, from its assessment of ICFR as of December 31, 2013 because Fulghum was acquired by us in a purchase business combination on May 1, 2013 which did not allow management enough time to make a proper assessment. The total assets, excluding goodwill and intangible assets resulting from purchase price adjustments, and total revenues of Fulghum represent approximately 18% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of the Material Weaknesses

We have implemented and are continuing to implement a number of measures to address the material weaknesses identified. Specifically, we are designing additional controls over documentation and review of the inputs and results of our cash flow forecasts, the use of the work of specialists and the identification of events and changes in circumstances that may indicate potential impairment of goodwill. These controls are expected to include the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to accounting for business combinations and goodwill impairment calculations. We are also designing additional controls around identification and documentation relating to accounting for goodwill impairment. These controls are expected to include the implementation of additional review activities by qualified personnel, additional documentation and the development and use of checklists and procedures related to accounting for business combinations and goodwill impairment calculations. We are in the process of implementing our remediation plan, and expect the control weaknesses to be remediated in the coming reporting periods. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control over Financial Reporting

There were significant changes in our ICFR during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our ICFR. During the quarter ended December 31, 2013, we completed the integration of RNPLLC’s operations, processes, and internal controls.

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

August 5, 2011).

4.4	Indenture, dated as April 12, 2013, among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the guarantors named therein, Wells Fargo Bank, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on April 16, 2013).

4.5	Forms of 6.5% Second Lien Senior Secured Notes due 2021 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on April 16, 2013).

4.6	Intercreditor Agreement, dated as of April 12, 2013, among Credit Suisse AG, Cayman Islands Branch, as priority lien agent, Wilmington Trust, National Association, as second lien collateral trustee, Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation and the subsidiaries of Rentech Nitrogen Partners, L.P. named therein (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on April 16, 2013).

10.1**	Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by Rentech January 28, 2009).

10.2**+	Amended and Restated Employment Agreement by and between Rentech, Inc. and Sean Ebnet dated July 26, 2013.

10.3**	Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2008 filed by Rentech on December 15, 2008).

10.4**+	Employment Agreement by and between Rentech, Inc. and Harold Wright, dated November 3, 2009.

10.5**	Employment Agreement with Colin Morris (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.6**	Rentech, Inc. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.7**	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 20, 2006).

10.8**	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed by Rentech on February 9, 2005).

10.9**	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on March 29, 2007).

10.10**	First Amendment to Rentech’s Amended and Restated 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.11**	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

10.12**	First Amendment to Rentech’s 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.13***	Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed by Rentech on August 9, 2007).

10.14**	Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.15**	Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on July 23, 2008).

10.16**	Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 23, 2009).

10.17	Distribution Agreement, dated April 26, 2006, by and between Royster-Clark Resources LLC and Rentech Development Corporation (incorporated by reference to Exhibit 10.1 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.18	Amendment to Distribution Agreement, dated October 13, 2009, among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S., Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.19	Assignment and Assumption Agreement, dated as of September 29, 2006, by and between Royster-Clark, Inc., Agrium U.S. Inc. and Rentech Development Corporation (incorporated by reference to Exhibit 10.3 to the Form S-1 (File No. 333-176065) filed by RNP on August 5, 2011).

10.20**	Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 13, 2011).

10.21	Contribution, Conveyance and Assignment Agreement, dated as of November 9, 2011, by and among Rentech, Inc., Rentech Development Corporation, Rentech Nitrogen Holdings, Inc., Rentech Nitrogen GP, LLC, Rentech Nitrogen Partners, L.P. and Rentech Energy Midwest Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35334) filed by RNP on November 9, 2011).

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

(File No. 001-35334) filed by RNP on November 9, 2011).

10.24	Indemnification Agreement dated November 9, 2011, by and between Rentech Nitrogen Partners, L.P. and D. Hunt Ramsbottom (all other Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates of execution, are omitted pursuant to Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed by Rentech on December 14, 2011).

10.25	Second Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among Rentech Nitrogen, LLC, Agrifos LLC, Agrifos Fertilizer L.L.C. and Agrifos SPA LLC, as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on November 5, 2012).

10.26	Third Amended and Restated Agreement of Limited Partnership of Rentech Nitrogen Partners, L.P., dated as of November 1, 2012 (including form of common unit certificate) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on November 5, 2012).

10.27	First Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2012, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.28	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 30, 2012, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.29	Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 18, 2013, by and among Rentech Nitrogen, LLC, Rentech Nitrogen Pasadena Holdings, LLC (formerly known as Agrifos LLC), Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.L.C.) and Rentech Nitrogen Pasadena SPA, LLC (formerly known as Agrifos SPA LLC), as borrowers, Rentech Nitrogen Partners, L.P., as guarantor, General Electric Capital Corporation, as administrative agent and swingline lender, GE Capital Markets, Inc. as sole lead arranger and bookrunner, BMO Harris Bank, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.30	Agreement, dated November 1, 2010, between Northern Illinois Gas Company, d/b/a Nicor Gas Company and Rentech Energy Midwest (incorporated by reference to Exhibit 10.14 to the Form S-1 filed by Rentech Nitrogen Partners, L.P. on August 5, 2011).

10.31	Asset Purchase Agreement, dated as of September 10, 1998, by and between ExxonMobil Corporation (formerly known as Mobil Oil Corporation) and Rentech Nitrogen Pasadena, LLC (formerly known as Agrifos Fertilizer L.P.) (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.32***	Marketing Agreement, dated as of March 22, 2011, by and between Interoceanic Corporation and Rentech Nitrogen Pasadena, LLC (Agrifos Fertilizer L.L.C.) (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 18, 2013).

10.33	Credit Agreement, dated as of April 12, 2013, among Rentech Nitrogen Partners, L.P. and Rentech Nitrogen Finance Corporation, as borrowers, the other parties thereto that are designated as credit parties from time to time, Credit Suisse AG, Cayman Islands Brach, for itself and as agent for all lenders, the other financial institutions party thereto, as lenders, Credit Suisse Securities (USA) LLC, as sole lead arranger and bookrunner, and BMO Harris Bank, N.A., as syndication agent (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35334) filed by RNP with the Securities and Exchange Commission on May 9, 2013).

10.34	Second Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 5, 2013).

10.35	Amended and Restated Joint Venture and Operating Agreement of Rentech Graanul, LLC, dated April 30, 2013, by and among the parties specified therein (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rentech on August 8, 2013).

10.36***	Agreement for the Sale and Purchase of Biomass, dated April 30, 2013 between Drax Power Limited and RTK WP Canada, ULC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Rentech on August 8, 2013).

10.37***	Master Services Agreement, dated April 30, 2013 between RTK WP Canada, ULC and Quebec Stevedoring Company Limited (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Rentech on August 8, 2013).

10.38***+	Credit Agreement dated as of September 23, 2013, among Rentech Nitrogen Holdings, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent, and each other lender from time to time party hereto.

10.39	Guaranty Agreement dated as of September 23, 2013 by Rentech, Inc. in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent for the benefit of the lender parties (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rentech on November 7, 2013).

10.40***	Amended and Restated Marketing Agreement, effective as of January 1, 2014, by and between Interoceanic Corporation and Rentech Nitrogen Pasadena, LLC (Agrifos Fertilizer L.L.C.) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 17, 2014).

10.41+	Amendment Agreement for the Sale and Purchase of Biomass, dated February 11, 2014 between Drax Power Limited and RTK WP Canada, ULC.

10.42	First Amendment to Credit Agreement, dated as of March 7, 2014, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the subsidiary guarantors party hereto, the lenders party hereto and Credit Suisse AG, Cayman Islands Branch, as agent for the lenders. (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35334) filed by Rentech Nitrogen Partners, L.P. on March 17, 2014).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed by Rentech on December 15, 2008).

21+	Subsidiaries of Rentech, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 formatted in Extensible Business Reporting Language, or XBRL, includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, detailed tagged.

*	Schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith. The Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.
**	Management contract or compensatory plan or arrangement.
***	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.
+	Previously filed with the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH, INC.

/s/ Dan J. Cohrs
Dan J. Cohrs,
Executive Vice President and Chief Financial Officer

Date: December 29, 2014