Form 10-Q/A
period 2014-03-31
RENTECH, INC.
filed 2014-12-29
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

RENTECH, INC.

Form 10-Q/A

EXPLANATORY NOTE

Rentech, Inc. (“the Company,” “Rentech,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2014 (the “Original 10-Q”), to revise management’s conclusions regarding the Company’s disclosure controls and procedures. Accordingly, the Company hereby amends and replaces in its entirety Item 4 in the Original 10-Q.

As required by Rule 12b-15, our principal executive officer and principal financial officer are providing updated certifications. Accordingly, we hereby amend Item 6 in the Original 10-Q to reflect the filing of the new certifications.

Except as indicated above, this Amendment does not purport to reflect any information or events subsequent to the filing date of the Original 10-Q. As such, this Amendment speaks only as of the date the Original 10-Q was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original 10-Q to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-Q and any documents filed by us with the SEC subsequent to the Original 10-Q, including our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014 and September 30, 2014.

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures, or DCP, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, or Chief Executive Officer, and principal financial officer, or Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which was originally filed on May 12, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were effective as of March 31, 2014. Subsequent to that evaluation, management identified the material weaknesses in internal control over financial reporting, or ICFR, described below, and our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of March 31, 2014.

Material Weaknesses in Internal Control over Financial Reporting. We identified the following material weaknesses that existed at March 31, 2014. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses did not result in a material misstatement to the Company’s consolidated financial statements for the quarter ended March 31, 2014. However, these material weaknesses, if unremediated, could, in a future reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls.

Plan for Remediation of the Material Weaknesses

We have implemented and are continuing to implement a number of measures to address the material weaknesses identified. Specifically, we are designing additional controls over documentation and review of the inputs and results of our cash flow forecasts, the use of the work of specialists and the identification of events and changes in circumstances that may indicate potential impairment of goodwill. These controls are expected to include the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to accounting for business combinations and goodwill impairment calculations. We are also designing additional controls around identification and documentation relating to accounting for goodwill impairment. These controls are expected to include the implementation of additional review activities by qualified personnel, additional documentation and the development and use of checklists and procedures related to accounting for goodwill impairment calculations. We are in the process of implementing our remediation plan, and expect the control weaknesses to be remediated in the coming reporting periods. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our ICFR during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our ICFR.

On May 1, 2013, the Fulghum Acquisition closed, and on May 1, 2014, the NEWP Acquisition closed. We are currently in the process of integrating Fulghum’s and NEWP’s operations, processes, and internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit Index

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

*	Previously filed with the Original 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: December 29, 2014	/s/ Dan J. Cohrs
Dan J. Cohrs,
Executive Vice President and Chief Financial Officer