Form 10-Q
period 2015-03-31
RENTECH, INC.
filed 2015-05-11
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2015 was 229,483,306.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$53,747	$44,195
Accounts receivable, including unbilled revenue, net of allowance for doubtful accounts of $800 and $500 at March 31, 2015 and December 31, 2014, respectively	30,346	33,619
Inventories	53,294	38,085
Prepaid expenses and other current assets	13,284	11,142
Deferred income taxes	1,870	1,870
Other receivables, net	8,252	10,715
Assets of discontinued operations	110	305

Total current assets	160,903	139,931

Property, plant and equipment, net	470,674	392,451

Construction in progress	110,540	179,423

Other assets
Goodwill	40,255	38,393
Intangible assets	61,081	61,804
Debt issuance costs	10,195	9,631
Deposits and other assets	4,760	4,840
Assets of discontinued operations	1,677	1,677

Total other assets	117,968	116,345

Total assets	$860,085	$828,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,588	$31,439
Accrued payroll and benefits	8,317	7,185
Accrued liabilities	30,990	37,406
Deferred revenue	47,107	28,607
Current portion of long term debt	18,652	17,784
Accrued interest	10,864	5,018
Earn-out consideration	—	5,000
Other	2,538	2,601
Liabilities of discontinued operations	1,206	1,711

Total current liabilities	144,262	136,751

Long-term liabilities
Debt	488,464	451,072
Earn-out consideration	1,184	1,295
Asset retirement obligation	4,484	4,404
Deferred income taxes	11,286	9,850
Other	5,488	5,883

Total long-term liabilities	510,906	472,504

Total liabilities	655,168	609,255

Commitments and contingencies (Note 14)
Mezzanine equity
Series E convertible preferred stock: $10 par value; 100,000 shares authorized, issued and outstanding; 4.5% dividend rate	95,255	95,060

Stockholders’ equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 229,427 and 229,308 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,294	2,293
Additional paid-in capital	542,803	543,091

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)
Accumulated deficit	(420,980)	(417,349)
Accumulated other comprehensive loss	(16,602)	(7,302)

Total Rentech stockholders’ equity	107,515	120,733
Noncontrolling interests	2,147	3,102

Total equity	109,662	123,835

Total liabilities and stockholders’ equity	$860,085	$828,150

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues
Product sales	$88,468	$63,548
Service revenues	16,603	18,247
Other revenues	539	524

Total revenues	105,610	82,319

Cost of sales
Product	67,971	49,887
Service	13,330	14,537

Total cost of sales	81,301	64,424

Gross profit	24,309	17,895

Operating expenses
Selling, general and administrative expense	14,504	15,572
Depreciation and amortization	1,874	(324)
Other income	(3)	(348)

Total operating expenses	16,375	14,900

Operating income	7,934	2,995

Other expense, net
Interest expense	(5,917)	(5,845)
Other expense, net	(115)	(24)

Total other expenses, net	(6,032)	(5,869)

Income (loss) from continuing operations before income taxes and equity in loss of investee	1,902	(2,874)
Income tax expense	1,694	1,050

Income (loss) from continuing operations before equity in loss of investee	208	(3,924)
Equity in loss of investee	15	199

Income (loss) from continuing operations	193	(4,123)
Loss from discontinued operations, net of tax	(147)	(1,471)

Net income (loss)	46	(5,594)
Net income attributable to noncontrolling interests	(3,675)	(1,394)
Preferred stock dividends	(1,320)	—

Net loss attributable to Rentech common shareholders	$(4,949)	$(6,988)

Net loss per common share allocated to Rentech common shareholders:

Basic and diluted:
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	(0.00)	(0.01)

Net Loss	$(0.02)	$(0.03)

Weighted-average shares used to compute net loss per common share:
Basic	229,362	227,529

Diluted	229,362	227,529

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income (loss)	$46	$(5,594)

Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	4	(12)
Foreign currency translation	(9,302)	(1,087)

Other comprehensive loss	(9,298)	(1,099)

Comprehensive loss	(9,252)	(6,693)
Less: net income attributable to noncontrolling interests	(3,675)	(1,394)
Less: other comprehensive (income) loss attributable to noncontrolling interests	(2)	5

Comprehensive loss attributable to Rentech	$(12,929)	$(8,082)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Rentech Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
	(Unaudited)
Balance, December 31, 2013	227,512	$2,275	$541,254	$(385,339)	$(117)	$158,073	$9,883	$167,956
Common stock issued for stock options exercised	52	1	32	—	—	33	—	33
Distributions to noncontrolling interests	—	—	—	—	—	—	(792)	(792)
Equity-based compensation expense	—	—	1,647	—	—	1,647	199	1,846
Restricted stock units	1	—	(2)	—	—	(2)	—	(2)
Net income (loss)	—	—	—	(6,988)	—	(6,988)	1,394	(5,594)
Other comprehensive loss	—	—	—	—	(1,094)	(1,094)	(5)	(1,099)
Other	—	—	—	—	—	—	(15)	(15)

Balance, March 31, 2014	227,565	$2,276	$542,931	$(392,327)	$(1,211)	$151,669	$10,664	$162,333

Balance, December 31, 2014	229,308	$2,293	$543,091	$(417,349)	$(7,302)	$120,733	$3,102	$123,835
Common stock issued for stock options exercised	118	1	4	—	—	5	—	5
Dividends — preferred stock	—	—	(1,320)	—	—	(1,320)	—	(1,320)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,763)	(4,763)
Equity-based compensation expense	—	—	1,029	—	—	1,029	131	1,160
Restricted stock units	1	—	(1)	—	—	(1)	—	(1)
Net income (loss)	—	—	—	(3,629)	—	(3,629)	3,675	46
Other comprehensive income (loss)	—	—	—	—	(9,300)	(9,300)	2	(9,298)
Other	—	—	—	(2)	—	(2)	—	(2)

Balance, March 31, 2015	229,427	$2,294	$542,803	$(420,980)	$(16,602)	$107,515	$2,147	$109,662

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$46	$(5,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,823	4,441
Utilization of spare parts	1,314	2,387
Non-cash interest expense	113	170
Equity-based compensation	1,160	1,846
Unrealized net gain on derivatives	(2,604)	—
Other	96	(310)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	3,219	(8,864)
Other receivables	1,614	(1,837)
Inventories	(13,633)	(16,753)
Prepaid expenses and other current assets	(1,713)	595
Other assets	(238)	(695)
Accounts payable	(3,067)	9,851
Deferred revenue	18,500	28,930
Accrued interest	5,632	4,994
Accrued liabilities, accrued payroll and other	1,438	(2,581)

Net cash provided by operating activities	21,700	16,580

Cash flows from investing activities
Capital expenditures	(30,071)	(38,907)
Payment for acquisitions, net of cash received	(7,214)	—
Other items	3	(182)

Net cash used in investing activities	(37,282)	(39,089)

Cash flows from financing activities
Proceeds from debt and credit facilities	39,244	407
Payments of debt	(4,954)	(2,528)
Payment of earn-out consideration	(3,840)	—
Distributions to noncontrolling interests	(4,763)	(792)
Other	(522)	33

Net cash provided by (used in) financing activities	25,165	(2,880)

Effect of exchange rate on cash	(31)	(218)

Increase (decrease) in cash	9,552	(25,607)
Cash, beginning of period	44,195	106,369

Cash, end of period	$53,747	$80,762

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

Excluded from the consolidated statement of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$15,123	$14,892
Fair value of assets in acquisition	7,241	—
Fair value of liabilities assumed in acquisition	27	—
Increase in QS Construction Facility obligation	5,850	1,633
Accrued dividends on preferred stock	1,125	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of March 31, 2015, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Annual Report”).

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

Liquidity

During the next 12 months, the Company expects the liquidity needs of its wood fibre processing business, including announced ongoing construction projects, and of its corporate activities to be met from: (i) cash on hand, (ii) distributions from Rentech Nitrogen Partners, L.P. (“RNP”), (iii) cash generated by its wood fibre processing business, (iv) borrowings under the A&R GSO Credit Agreement, as defined in Note 13 — Debt, and (v) in the case of capital expenditures and working capital in Chile, Chilean bank debt financing. The Company expects that it would need to seek additional funds from its investors or in the capital markets if any of the following circumstances occur: (i) the sources of funds summarized above in this paragraph were less than expected, (ii) its expenses, including capital expenditures to commission the Atikokan Project and to complete and commission the Wawa Project, as defined in Note 11 — Property, Plant and Equipment, were higher than expected, (iii) the cash flow from the Atikokan or Wawa Facilities, as defined in Note 11 — Property, Plant and Equipment, were less than or later than expected, or (iv) the Company were to approve new capital projects, enter into additional commitments or acquire assets in addition to those that could be funded from the sources identified above. The Company may not be able to obtain funding in the equity or debt capital markets on terms it finds acceptable if it were to need such financing. A potential additional source of capital that could be available to fund shortfalls in the event of the possible circumstances mentioned above or to enhance expected liquidity would be the sale of some or all of the 3.1 million unpledged common units of RNP that the Company owns.

Note 2 — Revision of Previously Reported Revenues and Cost of Sales

In filings that covered reporting periods during 2013 and 2014, the Company incorrectly reported revenues and cost of sales for Fulghum’s South America operations. Certain intercompany transactions between two of Fulghum’s Chilean subsidiaries were not eliminated in consolidation. As a result, both revenues and cost of sales were overstated for 2013 by approximately $4.7 million and 2014 by approximately $7.1 million. The Company has revised the first quarter 2014 amounts contained in this filing to properly reflect the elimination of the intercompany transactions. For the three months ended March 31, 2014, revenues and cost of goods sold were reduced by $2.5 million from amounts previously reported with no impact to gross profit or net income. Management does not believe the impact of these errors was material to the first quarter of 2014, the full year results of 2014 or any previously issued financial statements.

	For the Years Ended December 31,
	2014	2013
	(in thousands)
As Reported:
Revenues	$472,661	$374,349
Product sales	400,282	322,022
Service revenues	70,317	49,822
Cost of sales	392,987	290,963
Product cost of sales	335,544	252,741
Service cost of sales	57,443	38,222

Effect of Revisions:
Revenues	$(7,101)	$(4,690)
Product sales	(7,101)	(3,060)
Service revenues	—	(1,630)
Cost of sales	(7,101)	(4,690)
Product cost of sales	(7,101)	(3,060)
Service cost of sales	—	(1,630)

As Revised:
Revenues	$465,560	$369,659
Product sales	393,181	318,962
Service revenues	70,317	48,192
Cost of sales	385,886	286,273
Product cost of sales	328,443	249,681
Service cost of sales	57,443	36,592

	For the Three Months Ended
	March 31, 2014	June 30,		September 30,		December 31,
		2014	2013	2014	2013	2014	2013
	(in thousands)
As Reported:
Revenues	$84,831	$139,890	$120,061	$125,304	$115,657	$122,636	$79,067
Product sales	65,345	123,007	107,545	106,802	96,621	105,128	59,132
Service revenues	18,962	16,425	11,732	17,955	18,608	16,975	19,482
Cost of sales	66,936	108,451	77,788	112,335	94,513	105,265	81,817
Product cost of sales	51,684	94,455	68,254	97,880	80,272	91,525	67,370
Service cost of sales	15,252	13,996	9,534	14,455	14,241	13,740	14,447

Effect of Revisions:
Revenues	$(2,512)	$(690)	$(773)	$(3,132)	$(1,511)	$(767)	$(2,406)
Product sales	(1,797)	(1,405)	(488)	(3,132)	(945)	(767)	(1,627)
Service revenues	(715)	715	(285)	—	(566)	—	(779)
Cost of sales	(2,512)	(690)	(773)	(3,132)	(1,511)	(767)	(2,406)
Product cost of sales	(1,797)	(1,405)	(488)	(3,132)	(945)	(767)	(1,627)
Service cost of sales	(715)	715	(285)	—	(566)	—	(779)

As Revised:
Revenues	$82,319	$139,200	$119,288	$122,172	$114,146	$121,869	$76,661
Product sales	63,548	121,602	107,057	103,670	95,676	104,361	57,505
Service revenues	18,247	17,140	11,447	17,955	18,042	16,975	18,703
Cost of sales	64,424	107,761	77,015	109,203	93,002	104,498	79,411
Product cost of sales	49,887	93,050	67,766	94,748	79,327	90,758	65,743
Service cost of sales	14,537	14,711	9,249	14,455	13,675	13,740	13,668

	For the Six Months Ended		For the Nine Months Ended
	June 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
As Reported:
Revenues	$224,721	$179,625	$350,025	$295,282
Product sales	188,352	166,269	295,154	262,890
Service revenues	35,387	11,732	53,342	30,340
Cost of sales	175,387	114,633	287,722	209,146
Product cost of sales	146,139	105,099	244,019	185,371
Service cost of sales	29,248	9,534	43,703	23,775

Effect of Revisions:
Revenues	$(3,202)	$(773)	$(6,334)	$(2,284)
Product sales	(3,202)	(488)	(6,334)	(1,433)
Service revenues	—	(285)	—	(851)
Cost of sales	(3,202)	(773)	(6,334)	(2,284)
Product cost of sales	(3,202)	(488)	(6,334)	(1,433)
Service cost of sales	—	(285)	—	(851)

As Revised:
Revenues	$221,519	$178,852	$343,691	$292,998
Product sales	185,150	165,781	288,820	261,457
Service revenues	35,387	11,447	53,342	29,489
Cost of sales	172,185	113,860	281,388	206,862
Product cost of sales	142,937	104,611	237,685	183,938
Service cost of sales	29,248	9,249	43,703	22,924

Note 3 — Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that provides a narrower definition of discontinued operations than under previous guidance. It requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are to be reported in the financial statements as discontinued operations. It also provides guidance on the financial statement presentations and disclosures of discontinued operations. This guidance is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The impact of this guidance is dependent on whether or not future disposals occur.

In May 2014, the FASB issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In April 2015, FASB proposed a one-year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017. In addition, the FASB proposal would include an option to early adopt the guidance for annual periods beginning on or after December 15, 2016. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

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

In August 2014, the FASB issued guidance on presentation of financial statements — going concern, which applies to all companies. It requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosure.

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

In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

In February 2015, the FASB issued guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

In April 2015, the FASB issued guidance, which would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

In April 2015, the FASB issued guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

Note 4 — Allegheny Acquisition

On January 23, 2015, our subsidiary, New England Wood Pellet, LLC (“NEWP”), acquired for $7.2 million substantially all of the assets of Allegheny Pellet Corporation (“Allegheny”), which consist of a wood pellet processing facility located in Youngsville, Pennsylvania, (the “Allegheny Acquisition”). The Company financed the purchase with a five-year, $8.0 million term loan. The proceeds from the term loan not used for the purchase price of Allegheny will be used for transaction costs and capital expenditures related to environmental and safety improvements at the Allegheny facility.

The acquisition is considered a business combination and has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The Company’s preliminary purchase price allocation is as follows (amounts in thousands):

Inventories	$214
Property, plant and equipment	3,937
Construction in progress	28
Intangible assets (customer relationships - $800 and trade name - $400)	1,200
Goodwill	1,862
Accrued liabilities	(27)

Total purchase price	$7,214

Intangible assets consist of customer relationships and the trade name. The estimated useful life for each of the customer relationships and trade name is 15 years.

The goodwill recorded reflects the value to Rentech of Allegheny’s market position, and of the increases in Rentech’s product offerings, customer bases and geographic markets in the Allegheny Acquisition. The goodwill recorded as part of this acquisition is amortizable for tax purposes.

The final purchase price and the allocation thereof will not be known until the valuation of intangible assets is completed, which is expected to be during the fourth quarter of 2015.

Allegheny’s operations are included in the consolidated statements of operations as of January 23, 2015. During the three months ended March 31, 2015, the Company recorded revenue of $1.2 million and gross profit of $0.1 million related to Allegheny. See “Note 6 — Pro Forma Information” for unaudited pro forma information relating to the Allegheny Acquisition.

Note 5 — NEWP Acquisition

On May 1, 2014, the Company acquired all of the equity interests of NEWP (the “NEWP Acquisition”). The final purchase price consisted of $35.4 million of cash as well as earn-out consideration of $5.0 million, which was paid in cash during the three months ended March 31, 2015.

This business combination was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The final purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash	$35,434
Earn-out consideration(1)	5,000

Total final purchase price	$40,434

(1)	As of December 31, 2014, the earn-out consideration of $5.0 million was earned, and during the three months ended March 31, 2015, it was paid.

The Company’s final purchase price allocation is as follows (amounts in thousands):

Cash	$3,852
Accounts receivable	2,925
Inventories	2,239
Prepaid expenses and other current assets	439
Property, plant and equipment	30,625
Intangible assets (trade name - $5,000, customer relationships - $1,900, and non-compete agreements - $200)	7,100
Goodwill	8,461
Accounts payable	(1,641)
Accrued liabilities	(442)
Customer deposits	(882)
Loans	(12,600)
Interest rate swaps	(802)

Total preliminary purchase price(2)	$39,274

(2)	The difference between the final purchase price of $40.4 million and the preliminary purchase price of $39.3 million is the $1.1 million of additional earn-out consideration, which was recorded subsequent to the closing date of the NEWP Acquisition in the consolidated statement of operations.

Intangible assets consist primarily of customer relationships, trade names and non-compete agreements with former owners. The estimated useful life of each of the trade names is 20 years, 13 years for customer relationships and three years for non-compete agreements.

The goodwill recorded reflects the value to Rentech of NEWP’s market position, of entry into the residential and commercial heating markets, and of the increases in Rentech’s product offerings, customer bases and geographic markets. The goodwill recorded as part of this acquisition is amortizable for tax purposes.

NEWP’s operations are included in the consolidated statements of operations as of May 1, 2014. See “Note 6 — Pro Forma Information” for unaudited pro forma information relating to the NEWP Acquisition.

Note 6 — Pro Forma Information

The unaudited pro forma information has been prepared as if the Allegheny Acquisition and the NEWP Acquisition had taken place on January 1, 2014. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transactions actually taken place on January 1, 2014, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Three Months Ended March 31, 2015
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$105,610	$389	$105,999
Net income	$46	$155	$201
Net income (loss) attributable to Rentech	$(4,949)	$155	$(4,794)
Basic and diluted net income (loss) from continuing operations per common share allocated to Rentech	$(0.02)	$0.00	$(0.02)

	For the Three Months Ended March 31, 2014
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$82,319	$12,601	$94,920
Net income (loss)	$(5,594)	$962	$(4,632)
Net income (loss) attributable to Rentech	$(6,988)	$962	$(6,026)
Basic and diluted net income (loss) from continuing operations per common share allocated to Rentech	$(0.02)	$0.00	$(0.02)

Note 7 — Discontinued Operations

The Company’s consolidated balance sheets and consolidated statements of operations for all periods presented in this report reflect the energy technologies segment as discontinued operations. In the consolidated statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated, and are reported in the respective categories with those of continuing operations.

All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted. Any ongoing activities related to our alternative energy technologies will be to maintain our Commerce City site until it is sold and the natural gas pipeline at Natchez until it is abandoned.

The following table summarizes the components of assets and liabilities of discontinued operations.

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Prepaid expenses and other current assets	$110	$305

Total current assets	$110	$305

Property held for sale	$1,677	$1,677

Total other assets	$1,677	$1,677

Total assets	$1,787	$1,982

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Accounts payable	$32	$144
Accrued payroll and benefits	223	559
Accrued liabilities	264	1,008
Other	687	—

Total liabilities	$1,206	$1,711

The following table summarizes the results of discontinued operations.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues	$56	$156
Operating loss	$(147)	$(1,498)
Loss from discontinued operations, net of tax	$(147)	$(1,471)

Note 8 — Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in one of the following three categories:

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

The following table presents the financial instruments that were accounted for at fair value by level as of March 31, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration — March 31, 2015	$—	$—	$1,184
Earn-out consideration — December 31, 2014	$—	$—	$1,295

The following table presents the fair value and carrying value of the Company’s borrowings as of March 31, 2015.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
RNP Notes	$311,002	$—	$—	$320,000
Fulghum debt	—	49,333	—	53,020
NEWP debt	—	18,357	—	18,607
A&R GSO Credit Agreement	—	75,000	—	73,700
GE Credit Agreement	—	19,000	—	19,000

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2014.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Liabilities
RNP Notes	$310,202	$—	$—	$320,000
Fulghum debt	—	53,192	—	54,771
NEWP debt	—	10,968	—	11,265
A&R GSO Credit Agreement	—	50,000	—	49,142
GE Credit Agreement	—	15,000	—	15,000

Earn-out Consideration

At March 31, 2015, the earn-out consideration includes $1.2 million of potential earn-out consideration relating to the Atikokan Project. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Project, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers in the Atikokan Project of $0.7 million, which will be repaid plus accrued interest from any earn-out consideration. The collectibility of the loan is tied to the amount of earn-out consideration the sellers receive from the Company.

A reconciliation of the change in the carrying value of the earn-out consideration during 2015 is as follows:

	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$1,295	$5,000	$6,295
Add: Unrealized gain on foreign currency translation	(111)	—	(111)
Less: Earn-out consideration payment	—	(5,000)	(5,000)

Balance at March 31, 2015	$1,184	$—	$1,184

A reconciliation of the change in the carrying value of the earn-out consideration during 2014 is as follows:

Atikokan
(in thousands)
Balance at December 31, 2013	$1,544
Add: Unrealized gain	(58)

Balance at March 31, 2014	$1,486

Debt Valuation

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “RNP Notes”) are deemed to be Level 1 financial instruments because there was an active market for such debt. The fair value of such debt was determined based on market prices.

The Fulghum debt and NEWP debt are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

The A&R GSO Credit Agreement and RNP’s credit agreement with General Electric Capital Corporation (the “GE Credit Agreement”) are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company concluded that the carrying value of the A&R GSO Credit Agreement and GE Credit Agreement approximates the fair value of such loans as of March 31, 2015 and December 31, 2014 based on their floating interest rates and the Company’s assessment that the fixed-rate margins are still at market levels.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three months ended March 31, 2015 and 2014.

Note 9 — Derivative Instruments

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

Our East Dubuque Facility enters into forward natural gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward natural gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward natural gas contracts is recorded in cost of sales on the consolidated statements of operations. The amount of unrealized gain recorded was $2.6 million for the three months ended March 31, 2015. There was no unrealized gain or loss for the three months ended March 31, 2014.

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

Through the interest rate swaps, NEWP is essentially fixing the variable interest rate to be paid on these borrowings.

The interest rate swaps are designated as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at March 31, 2015 and December 31, 2014 represents the unrealized loss of $0.6 million and $0.7 million, respectively. Any adjustments to the fair value of the interest rate swaps from the date of the NEWP Acquisition will be recorded on the consolidated statements of operations.

Net gain (loss) on interest rate swaps:

For the Three Months Ended March 31, 2015
Realized loss	$—
Unrealized gain (loss)	24

Total net gain (loss) on interest rate swaps	$24

The forward natural gas contracts are recorded in accrued liabilities on the consolidated balance sheets.

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Forward natural gas contracts recorded in current liabilities:
Gross amounts recognized	$1,382	$3,955
Gross amounts offset in consolidated balance sheets	(7)	—

Net amounts presented in the consolidated balance sheets	$1,375	$3,955

The interest rate swaps are recorded in other liabilities on the consolidated balance sheets.

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$629	$653
Gross amounts offset in consolidated balance sheets	—	—

Net amounts presented in the consolidated balance sheets	$629	$653

The following table presents the financial instruments that were accounted for at fair value by level as of March 31, 2015:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Forward gas contracts	$—	$1,375	$—
Interest rate swaps	—	629	—

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2014:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Forward gas contracts	$—	$3,955	$—
Interest rate swaps	—	653	—

Note 10 — Inventories

Inventories consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Finished goods	$39,157	$26,669
Raw materials	13,899	11,226
Other	238	190

Total inventory	$53,294	$38,085

Note 11 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Land and land improvements	$28,072	$28,042
Buildings and building improvements	46,486	45,516
Machinery and equipment	490,249	406,489
Furniture, fixtures and office equipment	1,782	1,610
Computer equipment and computer software	10,384	8,748
Vehicles	7,149	5,893
Leasehold improvements	2,454	2,405
Other	1,453	1,453

	588,029	500,156
Less: Accumulated depreciation	(117,355)	(107,705)

Total property, plant and equipment, net	$470,674	$392,451

Construction in progress consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
East Dubuque Facility	$14,790	$15,010
Pasadena Facility	207	32,747
Fulghum Fibres	2,135	7,197
Atikokan Project	—	36,931
Wawa Project	66,944	65,232
Construction under QS Construction Facility	25,698	21,712
Other	766	594

Total construction in progress	$110,540	$179,423

The construction in progress balance includes $5.4 million of capitalized interest costs at March 31, 2015, and $6.3 million at December 31, 2014.

The Company is in the process of converting an idled oriented strand board processing mill in Wawa, Ontario, Canada to a wood pellet facility (the “Wawa Facility”) designed to produce 450,000 metric tons of wood pellets annually (the “Wawa Project”). The Company is also in the process of converting a former particle board processing mill in Atikokan, Ontario, Canada to a wood pellet facility (the “Atikokan Facility”) and expects it to produce 110,000 metric tons of wood pellets annually (the “Atikokan Project”). The Atikokan Facility is in commissioning.

Note 12 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	Fulghum	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$29,932	$8,461	$38,393
Add: Allegheny Acquisition	—	1,862	1,862

Balance at March 31, 2015	$29,932	$10,323	$40,255

At March 31, 2015 and December 31, 2014, the Company had accumulated impairment charges of $57.2 million related to the Pasadena Facility.

Note 13 — Debt

Amended and Restated Credit Agreement

On February 12, 2015, Rentech Nitrogen Holdings, Inc. (“RNHI”) entered into the Amended and Restated Term Loan Credit Agreement among RNHI, certain funds managed by or affiliated with GSO Capital Partners LP, as lenders (“GSO Capital”), and Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “A&R GSO Credit Agreement”). The A&R GSO Credit Agreement consists of three tranches of term loans, all of which mature on April 9, 2019: (i) a $50 million term loan originally drawn on April 16, 2014 (“Tranche A Loans”), (ii) an up to $45 million delayed draw term loan facility (“Tranche B Loans”) and (iii) an up to $18 million delayed draw term loan facility (“Tranche C Loans,” and together with the Tranche A Loans and the Tranche B Loans, the “Loans” ). The Company expects that the Tranche B Loans will be used to fund the development of its wood pellet projects in Ontario, Canada, and that the Tranche C Loans will be used to fund (x) in the event the ammonia converter at the Company’s East Dubuque, Illinois facility fails during the first year after the date of the A&R GSO Credit Agreement, any shortfall in cash distributions made by RNP to the Company resulting from unplanned downtime at the facility and the cost of repairs to the ammonia converter in such period (such funding not to exceed $13 million) and (y) in the event that cash distributions made by RNP to the Company for any quarter during the year ending December 31, 2015 are less than the budgeted amounts by a certain percentage, and such shortfall is due primarily to any combination of lower product prices and higher raw material prices (other than raw material prices which have been locked in through advance purchase or hedging transactions), the amount of such cash shortfall (such funding not to exceed $5 million).

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

The obligations of the Borrower under the A&R GSO Credit Agreement are also secured by 10,682,246 common units of RNP owned by the Borrower. The Loans are subject to a 2.00% original issue discount at the time of a draw.

The A&R GSO Credit Agreement allows for dividends to be paid to the Company’s shareholders as long as there is no event of default and consent is given by GSO Capital.

NEWP Debt

On January 23, 2015, NEWP entered into a five-year, $8.0 million term loan, which amortizes as if it had a seven-year maturity, with the unamortized balance due at maturity. The term loan has an interest rate of LIBOR plus 2.25%, and contains financial covenants that restrict dividends from NEWP to Rentech.

Total Debt

As of March 31, 2015, the Company was in compliance with its debt covenants. Total debt consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
RNP Notes	$320,000	$320,000
QS Construction Facility	22,788	18,679
Fulghum debt	51,592	53,179
A&R GSO Credit Agreement	75,000	50,000
NEWP debt	18,290	10,913
GE Credit Agreement	19,000	15,000

Total debt	$506,670	$467,771
Plus: Unamortized net premium	446	1,085
Less: Current portion	(18,131)	(17,260)
Less: Current portion unamortized premium	(521)	(524)

Long-term debt	$488,464	$451,072

Note 14 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Company may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to reduce monthly and seasonal gas price volatility. The Company occasionally enters into index-price contracts for the purchase of natural gas. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through December 31, 2015. Commitments for natural gas purchases consist of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	3,505	3,188
MMBtus under index-price contracts	—	540

Total MMBtus under contracts	3,505	3,728

Commitments to purchase natural gas	$10,508	$15,568
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.00	$4.18

As of March 31, 2015, deposits against these forward gas contracts were $0.7 million. During April 2015, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through December 31, 2015. The total MMBtus associated with these additional forward purchase contracts are 1.6 million and the total amount of the purchase commitments is $4.1 million, resulting in a weighted average rate per MMBtu of $2.66 in these new commitments. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Contractual Obligations

Wood Pellets

On May 1, 2013, Rentech’s subsidiary that owns the Wawa Facility entered into a ten-year take-or-pay contract (the “Drax Contract”) with Drax Power Limited (“Drax”). Under the Drax Contract, such subsidiary is required to sell to Drax the first 400,000 metric tonnes of wood pellets per year produced from the Wawa Facility. In the event that it does not deliver wood pellets as required under the Drax Contract, the Rentech subsidiary that owns the Wawa Facility is required to pay Drax an amount equal to the positive difference, if any, between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech has guaranteed this obligation in an amount not to exceed $20.0 million.

On February 25, 2015, the Company entered into an amendment (the “Amendment”) to the Drax Contract. The Amendment canceled all wood pellet deliveries in 2014 and reduces the required volume of wood pellets to be delivered to Drax in 2015 to 240,000 tonnes. In exchange for the cancelled deliveries and reduced volume commitments, the Company paid Drax a penalty of approximately $170,000, and agreed to provide price reductions totaling approximately $0.9 million on pellet shipments expected to be made to Drax in 2015. In the event such shipments are not made, the price reductions would become cash penalties payable to Drax, in addition to other penalties that may be due under the Drax Contract for such failed deliveries. Also, portions of the original 2015 pellet deliveries are being pushed to future years at 2015 pricing, which is expected to be lower than pricing in those future years under the original terms of the contract.

Rentech’s subsidiary that owns the Atikokan Facility entered into a ten-year take-or-pay contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which such subsidiary is required to deliver 45,000 metric tonnes of wood pellets annually. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility to up to 90,000 metric tonnes annually.

A Rentech subsidiary has contracted with Canadian National Railway Company (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec. The Atikokan Facility is located 1,300 track miles and the Wawa Facility is located 1,100 track miles from the Port of Quebec. Under the Canadian National Contract, such subsidiary has committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls would result in a $1,000 per rail car penalty.

Litigation

The Company is party to litigation from time to time in the normal course of business. The Company accrues liabilities related to litigation only when it concludes that it is probable that it will incur costs related to such litigation, and can reasonably estimate the amount of such costs. In cases where the Company determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss, if such estimate can be made. The outcome of the Company’s current litigation matters is not estimable or probable. The Company maintains insurance to cover certain actions and believes that resolution of its current litigation matters will not have a material adverse effect on the Company’s financial statements.

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

The Company negotiated a settlement agreement with Region 6 of the Environmental Protection Agency relating to an ammonia release that occurred at the Pasadena Facility on April 20, 2014. The penalty required by the settlement agreement was $0.1 million.

Gain and Loss Contingencies

In 2014, the Board of Assessment Appeals State of Colorado determined that Adams County owes the Company a property tax refund of $1.2 million related to the 2013 tax year. Adams County has appealed to the Colorado Court of Appeals. The Company has not recorded the receivable and accrued interest related to the overpayment as it represents a gain contingency.

For the 2014 tax year, Adams County has asserted that the Company owes $0.3 million more than the amount that the Company accrued. Because it won its appeal for 2013, the Company believes that the assessment of $0.4 million is not probable and has not reflected an accrual for the excess amount of $0.3 million.

The Company expects the costs to abandon a pipeline that it owns in Natchez, Mississippi, to be $0.8 million. These costs were recorded in discontinued operations during the year ended December 31, 2014, but are expected to be incurred in 2015 to complete the abandonment process. The Company is entitled to reimbursement from the buyer of its property in Natchez for its costs relating to the pipeline abandonment. The Company has not recorded the receivable related to the reimbursement of abandonment costs as it represents a gain contingency.

A fire at our mill in Maine during the first quarter of 2014 disrupted operations, causing lower processing volumes and higher than typical processing costs at the facility during the first half of 2014. The mill’s customer has indicated it incurred unspecified losses related to the production disruptions caused by the fire. The Company believes that any obligation to its customer related to the fire is not probable and has not recorded any potential liability from this contingency.

Abener Teyma General Partnership (“Abeinsa”), the engineering, procurement and construction (“EPC”) contractor for the power generation facility at the Pasadena Facility, recently submitted to Rentech Nitrogen Pasadena, LLC (“RNPLLC”) approximately $10.0 million of change orders for approval and payment. Under the terms of the EPC contract between RNPLLC and Abeinsa (the “EPC Contract”), RNPLLC must agree to any change order for it to be effective. RNPLLC has contested the validity of these change orders and presented its own change orders, and claims for damages under the EPC Contract to Abeinsa. The parties are involved in the contractual dispute resolution process as to how to resolve the disputed change orders and other outstanding claims related to the construction of the power generation facility. The Company is unable at this time to estimate any potential liability from this contingency.

Quebec Stevedoring Company Limited (“QSL”), the party that constructed wood pellet storage and handling facilities at the Port of Quebec for the Company (the “Quebec Port Project”), has submitted change orders to the Company in an amount estimated to be $2.3 million over the original cost for the project that the Company is contractually liable to pay. The obligation to QSL is denominated in Canadian dollars; the obligation recorded in U.S. dollars as of March 31, 2015 is $15.8 million. The Company expects to pay for these change orders by adding such amount to the remaining balance on the $15.8 million fifteen-year note used to finance the project. The parties have not yet finalized an agreement as to these change orders. In accordance with GAAP, the Company is considered the owner of the Quebec Port Project and has accordingly recorded the total amount of the project cost in construction in progress and a corresponding amount as project financing in debt. As such, the Company has recorded $22.8 million of debt under the Quebec Construction Facility (see Note 13 – Debt), of which, under the terms of the contract with QSL, the Company’s obligation is limited to $15.8 million, subject to approved change orders.

Note 15 — Preferred Stock

In 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with funds managed by or affiliated with GSO Capital (the “Series E Purchasers”), pursuant to which the Company sold 100,000 shares of its Series E Convertible Preferred Stock (the “2014 Preferred Stock” or “Series E Preferred Stock”) to the Series E Purchasers. In addition, a newly formed wholly owned subsidiary of the Company, DSHC, LLC (“DSHC”), and each of the Series E Purchasers entered into a Put Option Agreement (the “Put Option Agreements”).

The 2014 Preferred Stock is accounted for as mezzanine equity in the consolidated balance sheets. However, dividends are recorded in the consolidated statements of stockholders’ equity and consist of the 4.5% dividend plus the amortization of issuance costs and accretion of discount. Dividends are paid on the first business day of June and December of each year.

Mezzanine equity consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Original issue price of 2014 Preferred Stock	$100,000	$100,000
Less: Issuance costs	(3,020)	(3,144)
Less: Unamortized discount	(1,725)	(1,796)

Total mezzanine equity	$95,255	$95,060

Amendment No. 1 to Subscription Agreement

On February 12, 2015, the Company entered into an amendment to the Subscription Agreement with the Series E Purchasers (the “Subscription Agreement Amendment”). Among others things, the parties amended the Subscription Agreement as follows:

Call Right. At any time, subject to certain conditions, the Company may elect to repurchase all of the 2014 Preferred Stock originally purchased under the Subscription Agreement (“Purchased Shares”) in exchange for (a) cash of $1,000 per Purchased Share (as adjusted for any stock splits, stock dividends, recapitalizations or the like), plus any accrued and unpaid dividends thereon and (b) warrants exercisable for the number of shares of Rentech’s common stock (“Common Stock”) equal to the number of shares of Common Stock into which such Series E Purchaser’s Purchased Shares are convertible (“Repurchase Warrants”). If issued, the Repurchase Warrants will have an exercise price equal to the conversion price of the Purchased Shares (the “Conversion Price”), which is $2.22 per share (subject to appropriate adjustment for stock splits, dividends, combinations, recapitalizations and the like).

Additional Put Right. Upon the occurrence of an “RNP Change of Control,” as defined in the Subscription Agreement Amendment, each Series E Purchaser will have the right to cause the Company to purchase any or all of the outstanding Purchased Shares held by such Series E Purchaser for a price per Purchased Share equal to cash of $1,000 per Purchased Share (as adjusted for any stock splits, stock dividends, recapitalizations or the like), plus all accrued and unpaid dividends thereon. An “RNP Change of Control” generally is defined as (a) an event that constitutes a “Change of Control” as defined in the A&R GSO Credit Agreement that is not already a “Change of Control” under the Articles of Amendment of the Company setting forth the terms of the Purchased Shares, except that upon the repayment in full of the loans under the A&R GSO Credit Agreement, a sale, transfer, conveyance, encumbrance or other disposition of any capital stock or equity interests that constitutes collateral under the A&R GSO Credit Agreement will no longer be an “RNP Change of Control” or (b) any sale, transfer, conveyance, encumbrance (other than encumbrances created by the pledge agreement entered into by DSHC for the benefit of the Series E Purchasers) or other disposition by DSHC of any common units of RNP that are collateral under such pledge agreement to any person.

Amended and Restated Put Option Agreements

On February 12, 2015, DSHC entered into Amended and Restated Put Option Agreements with each of the Purchasers (the “ A&R Put Option Agreements”) pursuant to which certain rights and obligations of the Put Option Agreements, dated April 9, 2014, among DSHC and each of the Series E Purchasers were amended. Among other things, the definition of a “Put Trigger Event” was expanded to include the failure of the Company to pay for the Purchased Shares under the additional put right upon an RNP Change of Control described above. In addition, the number of common units of RNP securing the obligations of DSHC under the A&R Put Option Agreements was increased to 9,453,314 common units.

Note 16 — Income Taxes

For the three months ended March 31, 2015, the Company recorded an income tax expense of $1.7 million, which is comprised of $1.7 million of income tax expense for Rentech and $0.04 million of income tax expense for RNP. The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 89% for the three months ended March 31, 2015. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to differences between GAAP income and income reported on tax returns, outside basis difference in foreign subsidiaries, impact of foreign earnings and impact of state taxes. The Company has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized.

Note 17 — Segment Information

The Company operates in five business segments, as described below. NEWP’s operations are included only from the closing date of the NEWP Acquisition, which was May 1, 2014. Allegheny’s operations are included only from the closing date of the Allegheny Acquisition, which was January 23, 2015. Results of the energy technologies segment are accounted for as discontinued operations for all periods presented. The Company’s five business segments are:

•	East Dubuque — The operations of the East Dubuque Facility, which produces primarily ammonia and urea ammonium nitrate solution (“UAN”).

•	Pasadena — The operations of the Pasadena Facility, which produces primarily ammonium sulfate.

•	Fulghum Fibres — The operations of Fulghum Fibres, Inc. (“Fulghum”), which provides wood yard operations services and wood fibre processing services, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America.

•	Wood Pellets: Industrial — This segment includes wood pellet projects owned by the Company, currently the Atikokan Project and Wawa Project, and other wood pellet development activities. The wood pellet development activities represent the Company’s personnel costs for employees dedicated to the wood pellet business infrastructure and administration costs, corporate allocations, and other third party costs.

•	Wood Pellets: NEWP — The operations of NEWP, which produces wood pellets for the residential and commercial heating markets. The segment also includes Allegheny’s operations.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues
East Dubuque	$36,752	$28,491
Pasadena	32,422	27,789
Fulghum Fibres	22,654	26,039 (1)
Wood Pellets: Industrial	1,664	—
Wood Pellets: NEWP	12,118	—

Total revenues	$105,610	$82,319

Gross profit (loss)
East Dubuque	$17,441	$12,398
Pasadena	1,342	1,366
Fulghum Fibres	3,707	4,131
Wood Pellets: Industrial	(404)	—
Wood Pellets: NEWP	2,223	—

Total gross profit	$24,309	$17,895

Selling, general and administrative expenses
East Dubuque	$1,346	$1,133
Pasadena	796	1,829
Fulghum Fibres	1,682	1,401
Wood Pellets: Industrial	3,919	2,068
Wood Pellets: NEWP	704	—

Total segment selling, general and administrative expenses	$8,447	$6,431

Depreciation and amortization
East Dubuque	$69	$37
Pasadena	360	296
Fulghum Fibres	981	(809)
Wood Pellets: Industrial	43	19
Wood Pellets: NEWP	278	—

Total segment depreciation and amortization recorded in operating expenses	1,731	(457)

East Dubuque	$3,239	$2,205
Pasadena	1,475	766
Fulghum Fibres	2,020	1,794
Wood Pellets: Industrial	437	—
Wood Pellets: NEWP	778	—

Total depreciation and amortization recorded in cost of sales	7,949	4,765

Total segment depreciation and amortization	$9,680	$4,308

Other operating income
East Dubuque	$(4)	$(6)
Pasadena	—	—
Fulghum Fibres	—	—
Wood Pellets: Industrial	—	(342)
Wood Pellets: NEWP	—	—

Total segment other operating income	$(4)	$(348)

Operating income (loss)
East Dubuque	$16,030	$11,234
Pasadena	186	(759)
Fulghum Fibres	1,043	3,539
Wood Pellets: Industrial	(4,367)	(1,745)
Wood Pellets: NEWP	1,241	—

Total segment operating income	$14,133	$12,269

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense
East Dubuque	$19	$22
Pasadena	—	—
Fulghum Fibres	539	537
Wood Pellets: Industrial	116	1
Wood Pellets: NEWP	140	—

Total segment interest expense	$814	$560

Net income (loss)
East Dubuque	$16,022	$11,209
Pasadena	163	(786)
Fulghum Fibres	(1,107)	1,654
Wood Pellets: Industrial	(4,664)	(1,644)
Wood Pellets: NEWP	1,142	—

Total segment net income	$11,556	$10,433

Reconciliation of segment net income to consolidated net income (loss):
Segment net income	$11,556	$10,433
RNP — partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,194)	(2,316)
RNP — partnership and unallocated expenses recorded as other expense	(29)	—
RNP — unallocated interest expense and loss on interest rate swaps	(5,009)	(4,982)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(3,863)	(6,825)
Corporate and unallocated depreciation and amortization expense	(143)	(133)
Corporate and unallocated income recorded as other income	4	8
Corporate and unallocated interest expense	(94)	(304)
Corporate income tax expense	(35)	(4)
Loss from discontinued operations, net of tax	(147)	(1,471)

Consolidated net income (loss)	$46	$(5,594)

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Total assets
East Dubuque	$194,591	$186,508
Pasadena	197,104	193,737
Fulghum Fibres	197,591	197,418
Wood Pellets: Industrial	151,099	149,021
Wood Pellets: NEWP	65,304	56,134

Total segment assets	$805,689	$782,818

Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$805,689	$782,818
RNP — partnership and other	40,507	34,071

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Corporate and other	12,102	9,279
Discontinued operations	1,787	1,982

Consolidated total assets	$860,085	$828,150

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Capital expenditures
East Dubuque	$6,973	$5,677
Pasadena	3,390	11,645
RNP — partnership and other	—	—
Fulghum Fibres	5,293	3,695
Wood Pellets: Industrial	13,858	17,731
Wood Pellets: NEWP	402	—
Corporate and other	155	159
Discontinued operations	—	—

Total capital expenditures	$30,071	$38,907

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
United States	$94,813	$70,479
Canada	1,664	—
Other	9,133	11,840	(1)

Total revenues	$105,610	$82,319

The following table sets forth assets by geographic area:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
United States	$664,638	$637,271
Canada	151,128	149,021
Other	44,319	41,858

Total assets	$860,085	$828,150

(1)	Previously reported amount for Fulghum Fibres’ revenues was $28,551 and revenues by geographic area - other was $14,352. Reduction to both of $2,512 is described in Note 2 — Revision of Previously Reported Revenues and Cost of Sales.

Note 18 — Net Loss Per Common Share Allocated to Rentech

Basic loss per common share allocated to Rentech is calculated by dividing net loss allocated to Rentech by the weighted average number of common shares outstanding for the period. Diluted net loss per common share allocated to Rentech is calculated by dividing net loss allocated to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using (i) the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and (ii) the “if converted” method for the preferred stock if their inclusion would not have been anti-dilutive.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except for per share data)
Numerator:
Loss from continuing operations attributable to Rentech common shareholders	$(4,802)	$(5,517)
Less: Income from continuing operations allocated to participating securities	—	—

Loss from continuing operations allocated to common shareholders	$(4,802)	$(5,517)

Numerator:
Loss from discontinued operations attributable to Rentech common shareholders	$(147)	$(1,471)
Less: Income from discontinued operations allocated to participating securities	—	—

Loss from discontinued operations allocated to common shareholders	$(147)	$(1,471)

Numerator:
Net loss attributable to Rentech common shareholders	$(4,949)	$(6,988)
Less: Income allocated to participating securities	—	—

Net loss allocated to common shareholders	$(4,949)	$(6,988)

Denominator:
Weighted average common shares outstanding	229,362	227,529
Effect of dilutive securities:
Preferred stock	—	—
Warrants	—	—
Common stock options	—	—
Restricted stock	—	—

Diluted shares outstanding	229,362	227,529

Continuing operations	$(0.02)	$(0.02)

Discontinued operations	$0.00	$(0.01)

Basic net loss per common share	$(0.02)	$(0.03)

Continuing operations	$(0.02)	$(0.02)

Discontinued operations	$0.00	$(0.01)

Diluted net loss per common share	$(0.02)	$(0.03)

For the three months ended March 31, 2015, 60.5 million shares of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2014, 16.0 million shares of Common Stock issuable pursuant to stock options, stock warrants, and restricted stock units were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 19 — Subsequent Events

A&R GSO Credit Agreement

In April 2015, the Company borrowed an additional $7.5 million under the A&R GSO Credit Agreement.

Distributions

On May 11, 2015, RNP announced a cash distribution to its common unitholders for the first quarter of 2015 of $0.36 per unit, which will result in total distributions of $14.1 million, including payments to phantom unitholders. The Company will receive a distribution of $8.4 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on May 29, 2015 to unitholders of record at the close of business on May 22, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to realize the benefits of the acquisition of Fulghum, the NEWP Acquisition, the Allegheny Acquisition and the Atikokan and Wawa Facilities and to successfully execute our new wood fibre processing business strategy;

•	risks associated with the process of exploring and evaluating potential strategic alternatives for RNP, including there being no assurance that the strategic review process will result in the identification or consummation of any transaction, and that any such transaction, if consummated, will yield additional value for us;

•	our ability to successfully implement our restructuring plan and improve results of operations at our Pasadena Facility;

•	the volatile nature of our nitrogen fertilizer business and its ability to remain profitable;

•	our ability to recover the costs of our raw materials through sales of products made from such raw materials, considering the volatility in the prices of our products and raw materials;

•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;

•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen fertilizer and wood pellet products;

•	any interruption in the supply, or rise in the price levels, of natural gas, ammonia, sulfur, and other essential raw materials;

•	our dependence on our customers and distributors to purchase and transport goods purchased from us;

•	our ability to identify and consummate acquisitions in related businesses, our ability to complete capital projects on schedule and on budget and the risk that any such acquisitions or capital projects do not perform as anticipated;

•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;

•	intense competition from other nitrogen fertilizer or wood fibre processors;

•	risks associated with projects located in rural areas outside of the United States;

•	risks arising from changes in existing laws or regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases, carbon dioxide or energy production;

•	any loss of Agrium Inc., or Agrium, as a distributor or customer of our nitrogen fertilizer products, loss of storage rights at Agrium’s terminal in Niota, Illinois or decline in sales of products through or to Agrium;

•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales volume or sales price of products sold through IOC;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;

•	risks associated with the expansion and other projects at our facilities, including any disruption to operations at our facilities during construction and our ability to sell the incremental products resulting from such projects; and

•	risks associated with doing business outside of the United States, including foreign currency exposure and economic conditions in other countries impacting our demand for our products and our customers’ ability to pay us.

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

OVERVIEW OF OUR BUSINESS

We are a leading provider of wood fibre processing services, high-quality wood chips and wood pellets. Our processing business includes Fulghum, which operates 30 wood chipping mills in the United States and South America. It provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America. Our wood pellet business includes our Atikokan and Wawa Facilities and NEWP. Wood pellets produced at the Atikokan and Wawa Facilities, which are expected to have a combined annual production capacity of 560,000 metric tons, are being used for commercial power generation in Canada and soon will be used for commercial power generation in the United Kingdom. The Atikokan Facility is currently in commissioning and producing wood pellets. We expect the Atikokan Facility to be operating at full capacity by the end of February 2016. The Wawa Facility is in the process of commissioning. We expect the Wawa Facility to operate at full capacity by mid-2016. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets, operating four wood pellet facilities with a combined annual production capacity of approximately 280,000 tons. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

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

Acquired Operations

NEWP’s operations are included in our historical operating results from the closing date of the NEWP Acquisition, which was May 1, 2014. Allegheny’s operations are included in our historical operating results from the closing date of the Allegheny Acquisition, which was January 23, 2015. For periods after the closing of each acquisition: (i) our general and administrative expenses as well as sales-related expenses have increased due to the addition of the acquired operations; (ii) our depreciation and amortization expenses have increased due to the increase in tangible and definite lived intangible assets, which were recorded at fair value on the date of the acquisition; and (iii) our interest expense has increased due to the debt assumed with the NEWP Acquisition that continues to be outstanding and, in the case of Allegheny Acquisition, the debt incurred to finance the acquisition. Due to these factors, our operating results for the periods prior to and after the closing dates of the NEWP Acquisition and Allegheny Acquisition may not be comparable.

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

We expect the restructuring to reduce operating and selling, general and administrative expenses, and annual maintenance capital expenditures. The restructuring should enable our Pasadena Facility’s operations, including the benefits from our power generation project, to generate positive EBITDA in 2015, based on our current outlook for input costs and prices of ammonium sulfate and other products. We cannot assure you that we will obtain these anticipated benefits from the restructuring. If we do not obtain the anticipated benefits, this could have a material adverse effect on our results of operations and financial condition.

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

Seasonality

Our East Dubuque Facility

Our and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. Consequently, operating results for the interim periods do not necessarily indicate expected results for the year. The following table shows product tonnage shipped by our East Dubuque Facility by quarter for the three months ended March 31, 2015 and for each comparable quarter in the years ended December 31, 2014, 2013 and 2012.

	2015	2014	2013	2012
	(in thousands)
Quarter ended March 31	111	92	110	92
Quarter ended June 30	n/a	193	144	160
Quarter ended September 30	n/a	145	176	180
Quarter ended December 31	n/a	137	70	133

Total Tons Shipped	111	567	500	565

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

As a result of the seasonality of shipments and sales, we experience significant fluctuations in our East Dubuque Facility’s revenues, income, net working capital levels and cash available for distribution from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product deliveries. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our East Dubuque Facility’s products are typically sold for later shipment under prepaid contracts. The timing of these sales and the amount of down payment as a percentage of the total contract price may vary with market conditions. The variation in the timing of these sales and contract terms may add to the seasonality of our cash flows and working capital.

Our Pasadena Facility

Significant seasonality and weather factors have affected demand for, and timing of deliveries for, our Pasadena Facility’s domestic agricultural products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decreasing in the summer, and increasing again in the fall. Sales prices of these products are adjusted seasonally in order to facilitate distribution of the products throughout the year. Sales to Australia, Brazil and New Zealand may partially offset this domestic seasonal pattern because they are in the southern hemisphere. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility. We also have an arrangement with IOC that permits us to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near our end customers. We manage our storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to cease or reduce production of the product until capacity became available. Our Pasadena Facility’s fertilizer products are typically sold on the spot market for immediate delivery and, to a much lesser extent, under prepaid contracts for future delivery at fixed prices. The following table shows product tonnage shipped by our Pasadena Facility by quarter for the three months ended March 31, 2015 and for each quarter in the years ended December 31, 2014 and 2013.

	2015	2014	2013
	(in thousands)
Quarter ended March 31	163	155	110
Quarter ended June 30	n/a	215	178
Quarter ended September 30	n/a	205	202
Quarter ended December 31	n/a	176	140

Total Tons Shipped	163	751	630

Our Wood Fibre Processing Business

Wood Chipping Business — Fulghum Fibres

Our wood chipping mills typically operate throughout the year; however, there may be quarter-to-quarter fluctuations in processing revenue at individual mills. These fluctuations are usually due to variations in customer-controlled deliveries of logs, production levels at customers’ mills, maintenance requirements, and/or weather-related events. Our customer contracts typically stipulate minimum volume requirements and shortfall fees. Such fees partially mitigate volatility in revenues of our United States mills. If heavy rain is expected to prevent deliveries or make deliveries of logs to the mills difficult, we frequently coordinate delivery schedules with our customers to build log inventories in advance of such conditions. Building sufficient inventory of logs at our mills enables them to process with fewer interruptions during the rainy season. Based on our customers’ expected relatively continuous wood chip requirements, the terms of our processing agreements and our focus on maintaining proper log inventories, we do not expect to experience material seasonality in Fulghum’s United States or Uruguayan operations. However, one of our mills in Chile typically ceases wood chip processing operations for one to two months during its winter season due to the customer’s inability to harvest and deliver logs to the facility. Since a significant portion of the revenue in Fulghum’s South American operations is derived from the sale of wood chips, primarily for export from Chile, an interruption in the supply of logs could adversely affect revenue and profitability. The export portion of Fulghum’s revenues, and the associated profits, may be more variable than the revenue and profits derived from processing fees pursuant to long-term contracts.

Wood Pellet Business — Industrial

We do not expect significant seasonality in our profits from our Atikokan and Wawa Facilities, although we do expect to recognize revenue and receive cash in large increments with each shipment by vessel for exported pellets. We expect each vessel to contain approximately 50,000 tonnes, and we will recognize revenue and receive cash payments upon each shipment. We have entered into long-term off-take contracts with Drax and OPG, which are utility companies that operate throughout the year. Once we begin operating the Atikokan and Wawa Facilities at full capacity, we intend to produce wood pellets from these facilities year-round to meet these contractual requirements. Ground conditions during the wet season referred to as “spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood to supply pellet production. We expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months to mitigate this potential interruption of wood supply. This inventory build-up may increase our working capital requirements. The Port of Quebec typically remains ice-free during the winter months, which we expect will reduce the risk of interruptions in shipments to Drax. Because shipments to Drax will occur in large vessels, quarterly or annual revenues and profits could fluctuate depending on the timing and number of shipments in each period, particularly until we reach full production capacity at the Wawa Facility.

Wood Pellet Business — NEWP

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

Business Segments

We operate in five business segments, which are East Dubuque, Pasadena, Fulghum Fibres, Wood Pellets: Industrial, and Wood Pellets: NEWP. See “Note 17 — Segment Information” in “Part I—Item 1. Financial Statements” in this report for more information on the description of the segments. NEWP’s operations are included in our historical operating results only from the closing date of the NEWP Acquisition, which was May 1, 2014. Allegheny’s operations are included only from the closing date of the Allegheny Acquisition, which was January 23, 2015.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues
East Dubuque	$36,752	$28,491
Pasadena	32,422	27,789
Fulghum Fibres	22,654	26,039
Wood Pellets: Industrial	1,664	—
Wood Pellets: NEWP	12,118	—

Total revenues	$105,610	$82,319

Gross profit (loss)
East Dubuque	$17,441	$12,398
Pasadena	1,342	1,366
Fulghum Fibres	3,707	4,131
Wood Pellets: Industrial	(404)	—
Wood Pellets: NEWP	2,223	—

Total gross profit	$24,309	$17,895

Operating income (loss)
East Dubuque	$16,030	$11,234
Pasadena	186	(759)
Fulghum Fibres	1,043	3,539
Wood Pellets: Industrial	(4,367)	(1,745)
Wood Pellets: NEWP	1,241	—

Total segment operating income	$14,133	$12,269

Net income (loss)
East Dubuque	$16,022	$11,209
Pasadena	163	(786)
Fulghum Fibres	(1,107)	1,654
Wood Pellets: Industrial	(4,664)	(1,644)
Wood Pellets: NEWP	1,142	—

Total segment net income	$11,556	$10,433

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of segment net income to consolidated net income (loss):
Segment net income	$11,556	$10,433
RNP — partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,194)	(2,316)
RNP — partnership and unallocated expense recorded as other expense	(29)	—
RNP — unallocated interest expense and loss on interest rate swaps	(5,009)	(4,982)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(3,863)	(6,825)
Corporate and unallocated depreciation and amortization expense	(143)	(133)
Corporate and unallocated income recorded as other income	4	8
Corporate and unallocated interest expense	(94)	(304)
Corporate income tax benefit expense	(35)	(4)
Loss from discontinued operations, net of tax	(147)	(1,471)

Consolidated net income (loss)	$46	$(5,594)

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014:

Continuing Operations

Revenues

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
East Dubuque	$36,752	$28,491
Pasadena	32,422	27,789

Total RNP	69,174	56,280
Fulghum Fibres	22,654	26,039
Wood Pellets: Industrial	1,664	—
Wood Pellets: NEWP	12,118	—

Total revenues	$105,610	$82,319

East Dubuque

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	31	$15,898	7	$3,535
UAN	48	12,874	49	13,024
Urea (liquid and granular)	16	6,829	13	5,740
Carbon dioxide (CO2)	14	488	20	693
Nitric acid	2	552	3	981
Other	N/A	111	N/A	4,518

Total — East Dubuque	111	$36,752	92	$28,491

We generate revenue from the sale of nitrogen fertilizer products manufactured at our East Dubuque Facility. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, which are nitrogen fertilizers that use natural gas as a feedstock. We also produce nitric acid and food-grade CO2. Nitrogen fertilizer products are used primarily in the production of corn. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers who use nitrogen fertilizer.

Revenues for the three months ended March 31, 2015 were $36.8 million, compared to $28.5 million for the same period in the prior year. The increase was due to higher sales volumes for ammonia, partially offset by lower sales prices for ammonia and urea, and lower natural gas sales.

Ammonia deliveries increased due to strong demand from agricultural and industrial customers. Volumes were low in the first quarter of 2014 because production was interrupted by a planned turnaround and a fire in the fourth quarter of 2013, and production was purposely reduced in order to sell natural gas at high prices in the first quarter of 2014.

Average sales prices per ton for the three months ended March 31, 2015 were 4% lower for ammonia and 1% higher for UAN, as compared with the same period in the prior year. These two products comprised 78% of our East Dubuque Facility’s revenues for the three months ended March 31, 2015 and 58% for the same period in the prior year. The decrease in ammonia prices is due primarily to prepaid contracts that were priced in 2014 prior to the increase in ammonia prices.

Other revenues consist primarily of natural gas sales. We occasionally sell natural gas when purchase commitments exceed production requirements or storage capacities, or when the margin from selling natural gas significantly exceeds the margin from producing additional ammonia. During the first quarter of 2015, we recorded $0.1 million in natural gas sales. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain. During the first quarter of 2014, temporary operational problems with a natural gas pipeline in the Midwest caused a significant spike in the local price of natural gas. This created a unique opportunity to purchase natural gas from other locations at lower prices for the purpose of reselling it at significantly higher prices. In 2014, we also sold natural gas originally purchased for production at a gross profit that exceeded the expected gross profits from additional production using that natural gas. The total $4.5 million in natural gas sales in the first quarter of 2014 resulted in a gross profit of $3.1 million, which was significantly higher than the profit we would likely have realized on the 2,900 tons of lost ammonia production.

Pasadena

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	102	$25,115	112	$21,394
Sulfuric acid	38	3,365	21	1,771
Ammonium thiosulfate	23	3,403	22	4,100
Other	N/A	539	N/A	524

Total — Pasadena	163	$32,422	155	$27,789

We generate revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produces ammonium sulfate and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid. These fertilizer products are used in growing corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. Revenues from domestic sales are seasonal based on planting, growing, and harvesting cycles of customers who use nitrogen fertilizer. Planting seasons in the Southern Hemisphere are typically opposite those in the United States, thus ammonium sulfate international sales partially offset domestic seasonality.

Revenues for the three months ended March 31, 2015 were $32.4 million, compared to $27.8 million for the same period in the prior year. The increase was due to higher sales prices for ammonium sulfate and sulfuric acid, and higher sales volumes for sulfuric acid, partially offset by lower sales volumes for ammonium sulfate and lower sales prices for ammonium thiosulfate.

Average sales prices per ton increased by 28% for ammonium sulfate and by 2% for sulfuric acid for the three months ended March 31, 2015, as compared with the same period in the prior year. These two products comprised 88% of our Pasadena Facility’s revenues for the three months ended March 31, 2015 and 83% for the same period in the prior year. Ammonium sales prices increased due to a higher percentage of sales in the domestic market; continued demand for ammonium sulfate as retailers move away from ammonium nitrate; and production issues at other North American facilities. As part of our restructuring plan, we reduced our historically low-margin sales to Brazil. Only 5% of ammonium sulfate sales were to Brazil during the three months ended March 31, 2015, while 39% of ammonium sulfate sales were to Brazil during the three months ended March 31, 2014.

The higher sales volumes for sulfuric acid and lower sales volumes for ammonium sulfate were due to the restructuring plan implemented in late 2014. In addition to reducing sales to Brazil, the restructuring plan included reducing expected annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. Sulfuric acid is a component in the production of ammonium sulfate. With reduced production of ammonium sulfate, less sulfuric acid is needed, which results in more sulfuric acid being available for sale.

Fulghum Fibres

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Services	$16,604	$18,247
Product	6,050	7,792

Total revenues — Fulghum	$22,654	$26,039

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

Revenues were $22.7 million for the three months ended March 31, 2015, compared to $26.0 million for the same period last year. Revenues from operations in the United States were $13.6 million for the first quarter of 2015, as compared to $14.2 million in the prior year period. Volumes and revenues at a number of our U.S. mills were down due to wet and protracted winter weather. Revenues from operations in South America were $9.1 million for the first quarter of 2015, as compared to $11.8 million in the prior year period. The decrease in South America revenues was primarily due to lower biomass product sales domestically and to Asia in the first quarter of 2015 as compared to 2014. In addition, revenues from our South American processing mills were lower because of reduced volumes during the start-up of the new chipping line at our PAC mill, fibre transportation issues from our customer to our Valdivia mill, and the discontinued services at the Los Sauces mill. Our mills in the United States and South America processed 3.7 million green metric tons, or GMT, of logs into wood chips and residual fuels for the first quarter of 2015, compared to 3.8 million GMT of logs in the first quarter last year.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically utilities generating electricity. We began producing wood pellets at the Atikokan Facility in February 2015. Revenues were $1.7 million at the Atikokan Facility for the three months ended March 31, 2015, earned by delivering to OPG 9,100 metric tons of wood pellets, a significant majority of which were produced at the Atikokan Facility. The Atikokan Facility is currently in the commissioning phase and producing wood pellets. We expect the Atikokan Facility to be operating at full capacity by the end of February 2016. The Wawa Facility is in the process of commissioning. We expect the Wawa Facility to operate at full capacity by mid-2016.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States residential and commercial heating markets. Revenues were $12.1 million, including $1.2 million of revenue from the Allegheny mill, for the three months ended March 31, 2015 on deliveries of 63,000 tons of wood pellets.

Cost of Sales

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of sales:
East Dubuque	$19,311	$16,093
Pasadena	31,080	26,423

Total RNP	$50,391	$42,516
Fulghum Fibres	18,947	21,908
Wood Pellets: Industrial	2,068	—
Wood Pellets: NEWP	9,895	—

Total cost of sales	$81,301	$64,424

East Dubuque

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the three months ended March 31, 2015 was $19.3 million, compared to $16.1 million for the same period in the prior year. The increase in the cost of sales was primarily due to an increase in labor costs and depreciation, partially offset by a decrease in the cost of natural gas. The increase in labor costs and depreciation expense is due primarily to increased sales volumes. Decreased natural gas costs were due to a $2.6 million unrealized gain on gas derivatives. Natural gas comprised 41% and labor costs comprised 19% of cost of sales on product shipments for the three months ended March 31, 2015. For the same period in the prior year, natural gas was 50% and labor was 16% of cost of sales.

Depreciation expense included in cost of sales was $3.2 million for the three months ended March 31, 2015 and $2.2 million for the same period in the prior year. The increase in depreciation expense was primarily due to higher sales volume.

Pasadena

Cost of sales primarily consists of the cost of ammonia, sulfur, labor, depreciation and electricity. Cost of sales for the three months ended March 31, 2015 was $31.1 million, compared to $26.4 million for the same period in the prior year. The increase in cost of sales was primarily due to selling a higher volume of sulfuric acid and higher unit prices for inputs. Ammonia and sulfur together comprised 67% of cost of sales for the three months ended March 31, 2015, compared to 69% for the same period in the prior year. Labor costs comprised 7% of cost of sales for the three months ended March 31, 2015 and 6% for the same period in the prior year.

Depreciation expense included in cost of sales was $1.5 million for the three months ended March 31, 2015 and $0.8 million for the same period in the prior year. The increase in depreciation expense was primarily due to an increase in property, plant and equipment resulting from the completion of the power generation project in the first quarter of 2015 and the sulfuric acid converter project in 2014.

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the three months ended March 31, 2015 was $18.9 million, compared to $21.9 million for the same period in the prior year. The decrease in cost of sales was primarily due to lower volumes and product costs associated with our wood chip and bark sales in South America and reduced labor and maintenance costs at our U.S. chip processing mills as a result of cost control efforts and because of the lower processing volumes as described in revenues above. For the three months ended March 31, 2015, service costs represented 70% of our cost of sales, while product costs represented 30% of our costs of sales. For the same period last year, service costs represented 66% and product costs represented 34%. Labor costs comprised 39% of our service cost of sales for the three months ended March 31, 2015 and 34% for the same period in the prior year. Repairs and maintenance and utilities comprised 34% of our service cost of sales for the three-month period ended March 31, 2015 and 45% for the same period in the prior year. Depreciation expense included in cost of sales was $2.0 million during the three-month period ended March 31, 2015 and $1.8 million for the same period last year.

Wood Pellets: Industrial

We began producing wood pellets at the Atikokan Facility in February 2015. Cost of sales primarily consists of wood fibre feedstock, labor, electricity, repair and maintenance, and depreciation. Cost of sales for the three months ended March 31, 2015 was $2.1 million. Wood fibre feedstock comprised 29%, depreciation comprised 19%, labor costs comprised 14%, and electricity costs comprised 9% of cost of sales for the three months ended March 31, 2015.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the three months ended March 31, 2015 was 9.9 million. For the three months ended March 31, 2015, wood fibre feedstock comprised 50% of cost of sales, while packaging accounted for 12%, electricity 8%, labor 7% and freight 2%. Depreciation expense included in the cost of sales was $0.8 million for three months ended March 31, 2015.

Gross Profit (Loss)

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross profit (loss):
East Dubuque	$17,441	$12,398
Pasadena	1,342	1,366

Total RNP	$18,783	$13,764
Fulghum Fibres	3,707	4,131
Wood Pellets: Industrial	(404)	—
Wood Pellets: NEWP	2,223	—

Total gross profit	$24,309	$17,895

East Dubuque

Gross profit was $17.4 million for the three months ended March 31, 2015, compared to $12.4 million for the same period in the prior year. Gross profit margin was 47% for the three months ended March 31, 2015, compared to 44% for the same period in the prior year. The increases in gross profit and gross margin were primarily due to higher sales volumes for ammonia and a $2.6 million unrealized gain on gas derivatives, partially offset by lower sales prices for ammonia and urea, lower natural gas sales, and increased labor costs and depreciation expense.

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

Pasadena

Gross profit was $1.3 million for the three months ended March 31, 2015, compared to $1.4 million for the same period in the prior year. Gross profit margin for the three months ended March 31, 2015 was 4%, compared to gross profit margin of 5% for the same period in the prior year.

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

Fulghum Fibres

Gross profit was $3.7 million for the three months ended March 31, 2015 compared to $4.1 million for the same period last year. Gross profit margin for each of the three months ended March 31, 2015 and 2014 was 16%. The decrease in gross profit was due primarily to lower volumes processed and sold and higher depreciation during the first quarter of 2015.

Wood Pellets: Industrial

Gross loss for the three months ended March 31, 2015 was $0.4 million. Gross loss margin was 24% for the three months ended March 31, 2015. The gross loss and gross loss margin were due to operating at partial capacity at the Atikokan Facility during commissioning.

Wood Pellets: NEWP

Gross profit for the three months ended March 31, 2015 was $2.2 million. Gross profit margin was 18% for the three months ended March 31, 2015.

Operating Expenses

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating expenses:
East Dubuque	$1,411	$1,164
Pasadena	1,156	2,125
RNP — partnership and unallocated expenses	2,194	2,316

Total RNP	4,761	5,605
Fulghum Fibres	2,664	592
Wood Pellets: Industrial	3,963	1,745
Wood Pellets: NEWP	982	—
Corporate and unallocated expenses	4,005	6,958

Total operating expenses	$16,375	$14,900

East Dubuque

Operating expenses were $1.4 million for the three months ended March 31, 2015, compared to $1.2 million for the three months ended March 31, 2014. These expenses were primarily comprised of selling, general and administrative expenses and depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month period ended March 31, 2015 were $1.3 million, compared to $1.1 million for the same period in the prior year. The increase was primarily due to severance costs.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was $69,000 for the three months ended March 31, 2015, compared to $37,000 for the same period in the prior year. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels. However, a portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense.

Pasadena

Operating expenses were comprised primarily of selling, general and administrative expenses and depreciation and amortization expense. Operating expenses were $1.2 million for the three months ended March 31, 2015, compared to $2.1 million for the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2015 were $0.8 million, compared to $1.8 million for the same period in the prior year. The decrease was primarily due to our 2014 restructuring.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was $0.4 million for the three months ended March 31, 2015, compared to $0.3 million for the same period in the prior year. Depreciation and amortization expense represents primarily amortization of intangible assets. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels.

RNP — Partnership and Unallocated Expenses

Partnership and unallocated expenses represent costs that relate directly to RNP and its subsidiaries but are not allocated to a segment. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for RNP; unit-based compensation expense for executives of RNP; services from Rentech for executive, legal, finance, accounting, human resources and investor relations support in accordance with the services agreement between RNP and Rentech; audit and tax fees; legal fees; compensation for RNP partnership level personnel; certain insurance costs; and board expense. Partnership and unallocated expenses recorded in selling, general and administrative expenses for the three months ended March 31, 2015 were $2.2 million, compared to $2.3 million for the same period last year. Non-cash unit–based compensation expense, recorded in selling, general and administrative expenses, was $0.3 million for the three months ended March 31, 2015, compared to $0.5 million for the same period last year.

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses for the three months ended March 31, 2015 were $1.7 million, compared to $1.4 million for the same period last year. These expenses are for general administrative purposes, such as costs associated with general management personnel, travel, legal, office space, consulting, and information technology. In addition, selling, general and administrative expenses during the first quarter of 2015 included a $0.3 million reserve against receivables due from the Rentech/Graanul JV. Depreciation and amortization expense included in operating expense for the three months ended March 31, 2015 was $1.0 million, compared to $(0.8) million for the same period last year. For the three months ended March 31, 2014, amortization of unfavorable processing agreements exceeded amortization of favorable processing agreements resulting in a credit in depreciation and amortization expense. The majority of depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Wood Pellets: Industrial

Operating expenses consist primarily of selling, general and administrative expenses, which include personnel costs, office expenses, travel, professional services, business development costs, corporate allocations, and operational costs associated with the Atikokan and Wawa Facilities. Our operating expenses for the three months ended March 31, 2015 are not indicative of the amount of operating expenses we expect in the future now that the Atikokan Facility is operating and after the Wawa Facility is commissioned and operating. Certain expenses recorded as operating expenses will be capitalized to product inventory and included in cost of sales when the inventories are sold.

Operating expenses were $4.0 million for the three months ended March 31, 2015, compared to $1.7 million for the same period last year. The increase was primarily due to increases in personnel costs of $1.4 million and rail car delivery and lease expenses of $0.6 million, partially offset by a decrease in consulting services of $0.3 million. In addition, we began allocating corporate costs to this business segment in 2015. These costs include services for executive, legal, finance, accounting, human resources, and investor relations support, and certain information technology costs. These allocations totaled $1.2 million for the three months ended March 31, 2015. Operating expenses for the three months ended March 31, 2014 included a gain on disposal of fixed assets of $0.4 million.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses for the three months ended March 31, 2015 were $0.7 million.

Depreciation and amortization expense included in operating expense for the three months ended March 31, 2015 was $0.3 million. The majority of depreciation expense relates to wood pellet processing assets and was recorded in cost of sales.

Corporate and Unallocated Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses include cash and non-cash personnel costs, acquisition related expenses, insurance costs, facilities expenses, information technology costs and professional services fees for legal, audit, tax and investor relations activities. Selling, general and administrative expenses were $3.9 million for the three-month period ended March 31, 2015, compared to $6.8 million for the same period last year. The decrease was primarily due to decreases in personnel costs of $0.9 million, transaction costs of $0.6 million, non-cash equity-based compensation of $0.6 million, legal expenses and rent expense of $0.2 million each, and travel expenses and board expense of $0.1 million each. Corporate allocation of expenses to the Wood Pellets: Industrial segment accounted for $1.2 million of the decrease during the three months ended March 31, 2015. Non-cash equity-based compensation expense was $0.8 million for the three months ended March 31, 2015, compared to $1.4 million for the same period in the prior year.

Operating Income (Loss)

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating income (loss):
East Dubuque	$16,030	$11,234
Pasadena	186	(759)
RNP- partnership and unallocated expenses	(2,194)	(2,316)

Total RNP	14,022	8,159
Fulghum Fibres	1,043	3,539
Wood Pellets: Industrial	(4,367)	(1,745)
Wood Pellets: NEWP	1,241	—
Corporate and unallocated expenses	(4,005)	(6,958)

Total operating income	$7,934	2,995

East Dubuque

Operating income was $16.0 million for the three months ended March 31, 2015, compared to $11.2 million for the same period in the prior year. The increase was primarily due to higher sales volumes for ammonia and a $2.6 million unrealized gain on gas derivatives, partially offset by lower sales prices for ammonia and urea, lower natural gas sales, and increased labor costs, depreciation expense and selling, general and administrative expenses.

Pasadena

Operating income was $0.2 million for the three months ended March 31, 2015, compared to an operating loss of $0.8 million for the same period in the prior year. The increase in operating income was primarily due to the decrease in operating expenses as described above.

RNP — Partnership and Unallocated Expenses

Operating loss was $2.2 million for the three months ended March 31, 2015 and $2.3 million for the same period last year.

Fulghum Fibres

Operating income was $1.0 million for the three months ended March 31, 2015 compared to $3.5 million for the same period last year. The decrease in operating income was due to $1.8 million of higher depreciation and amortization expense, a $0.3 million reserve against receivables, and lower revenues due to reduced processing volumes.

Wood Pellets: Industrial

Operating loss was $4.4 million for the three months ended March 31, 2015 compared to $1.7 million for the same period last year. This increase was primarily due to the increase in operating costs as described above.

Wood Pellets: NEWP

Operating income was $1.2 million for the three months ended March 31, 2015, which reflects gross profit and operating expenses as described above.

Corporate and Unallocated Expenses

Operating loss was $4.0 million for the three months ended March 31, 2015, compared to $7.0 million for the same period last year. The decrease was primarily due to decreases in operating costs as described above.

Discontinued Operations

Loss from discontinued operations, our former energy technologies segment, for the three months ended March 31, 2015 was $0.1 million, compared to $1.5 million for the same period last year. In October 2014, we sold our alternative energy technologies and certain pieces of equipment in Commerce City, Colorado.

ADJUSTED EBITDA

RNP’s Adjusted EBITDA is defined as RNP’s net income (loss) plus interest expense and other financing costs, income tax expense and depreciation and amortization. Fulghum’s Adjusted EBITDA is defined as Fulghum’s net income (loss) plus interest expense and other financing costs, depreciation and amortization, and income tax (benefit) expense. NEWP’s Adjusted EBITDA is defined as NEWP’s net income plus interest expense and other financing costs, depreciation and amortization, and income tax expense. Consolidated Adjusted EBITDA is defined as consolidated net income plus interest expense and other financing costs, depreciation and amortization, and income tax expense. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles RNP’s Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss) for RNP for the periods presented.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income (loss)	$46	$(5,594)
Add back: Non-RNP loss	8,907	8,719

RNP net income	$8,953	$3,125
Add RNP items :
Net interest expense	5,028	5,004
Income tax expense	38	30
Depreciation and amortization	5,143	3,304
Other	3	—

RNP’s Adjusted EBITDA	$19,165	$11,463

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for Fulghum.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Fulghum net income (loss) per segment disclosure	$(1,107)	$1,654
Add Fulghum items :
Net interest expense	538	536
Depreciation and amortization	3,001	985
Income tax expense	1,602	1,012
Other	10	336

Fulghum’s Adjusted EBITDA	$4,044	$4,523

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for NEWP.

For the Three Months Ended March 31,
2015
(in thousands)
NEWP net income per segment disclosure	$1,142
Add NEWP Items:
Net interest expense	139
Depreciation and amortization	1,056
Income tax expense	17
Other	(57)

NEWP’s Adjusted EBITDA	$2,297

The table below reconciles Consolidated Adjusted EBITDA (including discontinued operations), which is a non-GAAP financial measure, to consolidated net income.

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Consolidated net income (loss)	$46	$(5,594)
Add Items:
Net interest expense	5,905	5,831
Depreciation and amortization	9,823	4,441
Income tax expense	1,694	1,050
Other	142	237

Consolidated Adjusted EBITDA	$17,610	$5,965

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$21,700	$16,580
Investing activities	(37,282)	(39,089)
Financing activities	25,165	(2,880)
Effect of exchange rate on cash	(31)	(218)

Increase (decrease) in cash	$9,552	$(25,607)

Operating Activities

Revenues were $105.6 million for the three months ended March 31, 2015, compared to $82.3 million for the same period in the prior year. The increase in revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to the NEWP and Allegheny Acquisitions, higher sales volumes for ammonia and sulfuric acid, and higher sales prices for ammonium sulfate and sulfuric acid, partially offset by lower processing volumes at our South American mills, lower sales prices for ammonia, urea and ammonium thiosulfate, and lower sales volumes for ammonium sulfate. Deferred revenue increased $18.5 million during the three months ended March 31, 2015, compared to an increase of $28.9 million during the same period in the prior year. The increase in deferred revenue was due to timing of receiving cash under prepaid contracts.

Net cash provided by operating activities for the three months ended March 31, 2015 was $21.7 million. We had net income of $0.05 million for the three months ended March 31, 2015. We had an unrealized gain on natural gas derivatives of $2.6 million relating to our East Dubuque Facility’s forward purchase natural gas contracts. We also had non-cash equity-based compensation expense of $1.2 million during the three months ended March 31, 2015. Inventories increased by $13.6 million during the three months ended March 31, 2015 primarily due to the normal seasonality of our business. Accounts receivable decreased by $3.2 million due primarily to timing of collections.

Net cash provided by operating activities for the three months ended March 31, 2014 was $16.6 million. We had a net loss of $5.6 million for the three months ended March 31, 2014. Accounts receivable increased by $8.9 million due primarily to increased sales volumes at our East Dubuque Facility and Pasadena Facility (“Fertilizer Facilities”) between the fourth quarter of 2013 and first quarter of 2014. Inventories increased by $16.8 million during this quarter, which was primarily due to the normal seasonality of RNP’s business. During the winter months, we typically build inventory balances at our Fertilizer Facilities for the high volume spring planting season. Accounts payable increased by $9.9 million due primarily to increased costs of natural gas and electricity at our East Dubuque Facility and ammonia at our Pasadena Facility. The increase of costs at both of our Fertilizer Facilities was due to increased production as a result of recently completed expansion projects.

Investing Activities

Net cash used in investing activities was $37.3 million for the three months ended March 31, 2015, compared to $39.1 million for the same period in the prior year. Net cash used in investing activities for the three months ended March 31, 2015 was primarily related to the capital expenditures to finish construction of the Atikokan and Wawa Projects, and to upgrade a nitric acid compressor train and replace the ammonia synthesis converter at our East Dubuque Facility. During the period, we also completed the Allegheny Acquisition. Net cash used in investing activities for the three months ended March 31, 2014 was primarily related to the capital expenditures for the construction of the Atikokan and Wawa Projects, and the power generation project and the sulfuric acid converter replacement project at our Pasadena Facility.

Financing Activities

Net cash provided by financing activities was $25.2 million for the three months ended March 31, 2015, compared to net cash used in financing activities of $2.9 million for the same period in the prior year. During the three month period ended March 31, 2015, we borrowed an additional $25.0 million under the A&R GSO Credit Agreement and an additional $4.0 million under the GE Credit Agreement. We also entered into an $8.0 million term loan in connection with the Allegheny Acquisition. During the period, we made debt payments of $5.0 million, and RNP made cash distributions to holders of noncontrolling interests of $4.8 million. We also made an earn-out consideration payment of $5.0 million, which includes the $3.8 million value of the initial earn-out consideration at the closing date of the NEWP Acquisition. The payment also includes the portion of the earn-out consideration ($1.2 million) that was recorded in the consolidated statement of operations, which was reflected in changes in operating assets and liabilities in the consolidated cash flows statements. During the three months ended March 31, 2014, we made debt payments of $2.5 million, and RNP made cash distributions to holders of noncontrolling interests of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, our current assets and current liabilities consisted of the following:

	Excluding RNP	RNP	Rentech, Inc. Consolidated
	(in thousands)
Cash	$21,341	$32,406	$53,747
Accounts receivable	14,478	15,868	30,346
Inventories	13,443	39,851	53,294
Other current assets	15,423	8,093	23,516

Total current assets	$64,685	$96,218	$160,903

Accounts payable	$15,362	$9,226	$24,588
Accrued liabilities	19,101	11,889	30,990
Debt	18,652	—	18,652
Other current liabilities	11,435	58,597	70,032

Total current liabilities	$64,550	$79,712	$144,262

We had long-term liabilities of $510.9 million, comprised primarily of the RNP Notes, Fulghum debt, A&R GSO Credit Agreement, NEWP debt, and the financing obligation with respect to the construction of assets by QSL, or the QS Construction Facility.

At March 31, 2015, our debt consisted of the following:

	Excluding RNP	RNP	Rentech, Inc. Consolidated
	(in thousands)
RNP Notes	$—	$320,000	$320,000
A&R GSO Credit Agreement	75,000	—	75,000
GE Credit Agreement	—	19,000	19,000
Fulghum debt(1)	51,592	—	51,592
NEWP debt(2)	18,290	—	18,290
QS Construction Facility	22,788	—	22,788

Total debt	$167,670	$339,000	$506,670

(1)	The Fulghum debt consists primarily of 19 term loans and seven short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(2)	The NEWP debt consists primarily of four term loans with each term loan secured by specific property and equipment.

Cash can be distributed to us from our subsidiaries to the extent that such distributions are permitted in our debt agreements. We do not have direct access to RNP’s cash. Any cash received from RNP is in the form of distributions received on a pro rata basis with other RNP unitholders.

Management believes we have adequate liquidity from operating cash flow, our existing credit facilities and working capital to meet our obligations for the coming year. We entered into the A&R GSO Credit Agreement in part to fund the remaining construction of our two wood pellet projects in Canada. We borrowed $25.0 million under the A&R GSO Credit Agreement during the three months ended March 31, 2015 and another $7.5 million during April 2015.

On February 17, 2015, RNP announced that the General Partner’s board of directors has initiated a process to explore and evaluate potential strategic alternatives for RNP, which may include a sale of RNP, a merger with another party, a sale of some or all of its assets, or another strategic transaction. We own approximately 60% of RNP’s common units and receive approximately 60% of any quarterly cash distributions from RNP. While there can be no assurance that this strategic review process will result in a transaction, if RNP does consummate a transaction, it is expected to have a significant impact on our liquidity. For example, if RNP were to be purchased by or merge with another company, then we may receive equity securities, cash or a combination of both from the acquiring party in exchange for our RNP common units. Future cash distributions from RNP may be reduced or eliminated depending on the structure of such a transaction. Such a transaction could also constitute a change of control as defined in the A&R GSO Credit Agreement, the Subscription Agreement, the RNP Notes and the GE Credit Agreement. Upon the occurrence of a change of control of RNP, we may be required to repay all of the loans under the A&R GSO Credit Agreement and to repurchase some or all of our Series E Preferred Stock at a repurchase price equal to $1,000 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like), plus all accrued and unpaid dividends thereon. Further, upon the occurrence of such a change of control, RNP may be required to repay all of the loans under the GE Credit Agreement and to repurchase some or all of the RNP Notes at a repurchase price equal to 101% of their face amount, plus any accrued and unpaid interest. The sale of a substantial number of units of RNP that we currently own may result in significant tax payments, if such a sale were to result in taxable gains that exceed our federal tax net operating loss carryforwards of, as of December 31, 2014, $176.7 million.

RNP Activities

Sources of Capital

Our principal sources of capital at RNP have historically been cash from operations, the proceeds of RNP’s initial public offering, and borrowings. RNP’s current debt obligations are the RNP Notes and the GE Credit Agreement. We expect to be able to fund RNP’s operating needs, including maintenance capital expenditures, from RNP’s operating cash flow, cash on hand at RNP and borrowings under the GE Credit Agreement, for at least the next 12 months. We expect to fund RNP’s announced expansion projects through borrowings under the GE Credit Agreement. If additional expansion projects were to exceed the capacity available under the GE Credit Agreement, we would need to fund them with new capital at RNP.

Capital markets have experienced periods of significant volatility in the recent past, and access to those markets may become difficult. If we need to access capital markets, we cannot assure you that we will be able to do so on acceptable terms, or at all.

For a description of the terms of the RNP Notes and the GE Credit Agreement, see “Note 14 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in our Annual Report. Borrowing pursuant to our GE Credit Agreement is subject to compliance with certain conditions, and RNP is, as of the filing date of this report, in compliance with those conditions. Based on our current forecast, RNP expects to be able to borrow under the GE Credit Agreement.

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

Maintenance capital expenditures for our East Dubuque Facility totaled $1.7 million for the three months ended March 31, 2015 and $1.9 million for the three months ended March 31, 2014. Maintenance capital expenditures for our East Dubuque Facility are expected to be $10.7 million for the year ending December 31, 2015. Expansion capital expenditures for our East Dubuque Facility totaled $2.7 million for the three months ended March 31, 2015 and $1.8 million for the three months ended March 31, 2014. Expansion capital expenditures for our East Dubuque Facility are expected to be $19.0 million for the year ending December 31, 2015, of which $14.1 million is related to the ammonia synthesis converter project.

Maintenance capital expenditures for our Pasadena Facility totaled $0.1 million for the three months ended March 31, 2015 and $3.7 million for the three months ended March 31, 2014. Maintenance capital expenditures for our Pasadena Facility are expected to be $4.0 million for the year ending December 31, 2015. Expansion capital expenditures for our Pasadena Facility totaled $2.1 million for the three months ended March 31, 2015 and $2.4 million for the three months ended March 31, 2014. Expansion capital expenditures for our Pasadena Facility are expected to be $2.1 million for the year ending December 31, 2015, related to the power generation project.

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

Wood Fibre Processing and Corporate Activities

Sources of Capital

During the three months ended March 31, 2015, we funded development activities, operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand, distributions from RNP, and proceeds from the A&R GSO Credit Agreement. Capital expenditures at one of our mills in Chile were funded with Chilean bank debt.

We use debt facilities to support our wood fibre processing business and corporate activities. For a description of the terms of our various debt instruments, see “Note 14 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. In January 2015, we funded the Allegheny Acquisition with a five-year, $8.0 million term loan, which amortizes as if it had a seven-year maturity, with the unamortized balance due at maturity. The term loan has an interest rate of LIBOR plus 2.25%, and contains financial covenants that may restrict dividends from NEWP to Rentech. The proceeds from the term loan not used for the purchase price of Allegheny will be used for transaction costs and capital expenditures for the Allegheny facility. We also borrowed $25.0 million under the A&R GSO Credit Agreement during the three months ended March 31, 2015 and another $7.5 million during April 2015. For a description of the terms of the A&R GSO Credit Agreement, see “Note 13 — Debt” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

During the next 12 months, we expect the liquidity needs of our wood fibre processing business, including announced ongoing construction projects, and of our corporate activities to be met from: (i) cash on hand, (ii) distributions from RNP, (iii) cash generated by our wood fibre processing business, (iv) borrowings under the A&R GSO Credit Agreement, and (v) in the case of capital expenditures and working capital in Chile, Chilean bank debt financing. We expect that we would need to seek additional funds from our investors or in the capital markets if any of the following circumstances occur: (i) the sources of funds summarized in this paragraph were less than expected, (ii) our expenses, including capital expenditures to commission the Atikokan Project and to complete and commission the Wawa Project, were higher than expected, (iii) the cash flow from the Atikokan or Wawa Facilities were less than or later than expected, or (iv) we were to approve new capital projects, enter into additional commitments or acquire assets in addition to those that could be funded from the sources identified above. We may not be able to obtain funding in the equity or debt capital markets on terms we find acceptable if we were to need such financing. A potential additional source of capital that could be available to fund shortfalls in the event of the possible circumstances mentioned above, or to enhance expected liquidity, would be the sale of some or all of the 3.1 million unpledged common units of RNP that we own.

Restriction on Sales of RNP Common Units

Certain provisions of the A&R GSO Credit Agreement and the Subscription Agreement may have substantial effects on our liquidity. Upon the occurrence of certain events defined as a “change of control” under the Subscription Agreement, each of the Series E Purchasers may require us to repurchase some or all of our Series E Preferred Stock at a repurchase price equal to $1,000 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like), plus all accrued and unpaid dividends thereon. These events would also constitute an event of default under the A&R GSO Credit Agreement, allowing the lenders thereunder to accelerate the loans under the agreement. The definition of a “change of control” for these purposes includes, among other things, the issuance by RNP of any equity interests to any third party (other than equity compensation issued by RNP in the ordinary course of business); provided that a one-time issuance by RNP of no more than two million common units in the aggregate will not be a “change of control” if the board of directors of the general partner of RNP determines in good faith (after consultation with its outside legal counsel) that the failure to make such issuance is inconsistent with the directors’ fiduciary duties under applicable law, as modified by the limited partnership agreement of RNP. For further information regarding these terms, see “Note 13 — Debt” and “Note 15 — Preferred Stock” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Cash Distributions

We expect quarterly distributions from RNP to be a source of liquidity for our wood fibre processing and corporate activities. Cash distributions from RNP may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. Cash distributions in 2015 may be significantly less than cash available for distribution if RNP elects to increase working capital reserves. We receive 59.7% of any quarterly distributions made to RNP’s common unitholders based on our current ownership interest in RNP. However, our ownership interest may be reduced over time if we elect to sell any of our common units or if additional common units were to be issued by RNP. In addition, if RNP consummates a strategic transaction in 2015, then future cash distributions from RNP may be reduced or eliminated depending on the structure of such a transaction. The Indenture governing the RNP Notes and the GE Credit Agreement contain important restrictions on RNP’s ability to make distributions to its common unitholders (including us), as discussed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Annual Report. Under certain circumstances described in the A&R GSO Credit Agreement, up to $18 million of additional borrowing capacity would be available if distributions from RNP were below expectations.

Uses of Capital

Our primary uses of cash have been, and are expected to continue to be, for operating expenses, capital expenditures, acquisitions, debt service and dividend payments for the 2014 Preferred Stock.

We estimate the total cost to acquire and convert the Atikokan and Wawa Projects to be approximately $125.0 million to $130.0 million, which is net of grants totaling $3.4 million that we received from the Northern Ontario Heritage Fund Corporation. We expect that the total project cost will include working capital and the costs to commission the plants of $6.0 million to $10.0 million, which is in addition to the cost to acquire and convert the facilities. For the three months ended March 31, 2015, total combined expenditures, including construction, working capital, and costs to commission, for the Atikokan and Wawa Projects were $10.0 million. In 2015, remaining combined expenditures, including construction, working capital, and costs to commission, to complete the Atikokan and Wawa Projects are expected to be between $17.0 million and $26.0 million. We expect that the new term loan under the A&R GSO Credit Agreement, together with cash on hand and from RNP distributions, will be sufficient to fund the Atikokan and Wawa Projects until they have been commissioned and later begin to generate positive cash flow. The Atikokan Facility is currently in the commissioning phase and is producing and selling wood pellets to OPG. We expect the Atikokan Facility to be operating at full capacity by the end of February 2016. The Wawa Facility is in the process of commissioning. We expect the Wawa Facility to operate at full capacity by mid-2016.

On January 23, 2015, NEWP completed the Allegheny Acquisition for $7.2 million. At the Allegheny facility, we plan to spend a total of $2.0 million, with $1.0 million of such spending anticipated to occur in each of 2015 and 2016, to address regulatory compliance issues related to state environmental and air emissions requirements as well as safety requirements.

We would need to raise additional capital in order to develop or acquire additional wood pellet processing facilities. For example, we would need additional capital in 2015 to develop another project like the Atikokan or Wawa Projects or to acquire another pellet plant like Allegheny. We would also need to raise additional capital to expand our Fulghum Fibres business by investing in new processing facilities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2015 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of March 31, 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 3 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. As of March 31, 2015, no material changes have occurred in the types or nature of market risk described in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s DCP as of the end of the period covered by this report. As we previously reported in 2014, management identified material weaknesses in internal control over financial reporting, or ICFR, as described below. See “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K/A filed on December 29, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of March 31, 2015.

Material Weaknesses in Internal Control over Financial Reporting

As we previously reported in 2014, we identified the following material weaknesses that continue to exist as of March 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

These control deficiencies did not result in a material misstatement to our consolidated financial statements for the quarter ended March 31, 2015. However, these control deficiencies, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our ICFR during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in “Note 14 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Index

10.1	Amendment No. 1 to the Subscription Agreement, dated as of February 12, 2015, by and among the Company, the Purchasers and the Purchasers’ Representative thereunder (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on February 19, 2015).

10.2	Amended and Restated Registration Rights Agreement, dated as of February 12, 2015, by and among the Company, the Purchasers and the Purchasers’ Representative (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Rentech, Inc. on February 19, 2015).

10.3	Form of Amended and Restated Put Option Agreement, dated as of February 12, 2015, by and between DSHC, LLC and each Purchaser (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Rentech, Inc. on February 19, 2015).

10.4	Amended and Restated Term Loan Credit Agreement, dated as of February 12, 2015, among Rentech Nitrogen Holdings, Inc., the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Rentech, Inc. on February 19, 2015).

10.5	Amended and Restated Guaranty Agreement, dated as of February 12, 2015, by the Company in favor of Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by Rentech, Inc. on February 19, 2015).

10.6*	Amendment, dated as of February 25, 2015, to the Agreement for Sale and Purchase of Biomass, dated May 1, 2013, between Drax Power Limited and RTK WP Canada, ULC.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

*	Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: May 11, 2015	/s/ Keith B. Forman
Keith B. Forman,
President and Chief Executive Officer

Dated: May 11, 2015	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer