Form 10-Q
period 2015-06-30
RENTECH, INC.
filed 2015-08-10
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2015 was 230,043,760.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$63,107	$44,195
Accounts receivable, including unbilled revenue, net of allowance for doubtful accounts of $0 and $500 at June 30, 2015 and December 31, 2014, respectively	29,120	33,619
Inventories	50,217	38,085
Prepaid expenses and other current assets	14,916	11,142
Deferred income taxes	1,870	1,870
Other receivables, net	12,099	10,715
Assets of discontinued operations	139	305
Total current assets	171,468	139,931
Property, plant and equipment, net	487,760	392,451
Construction in progress	17,122	179,423
Other assets
Goodwill	40,255	38,393
Intangible assets	39,137	61,804
Debt issuance costs	9,736	9,631
Deposits and other assets	4,779	4,840
Assets of discontinued operations	1,688	1,677
Total other assets	95,595	116,345
Total assets	$771,945	$828,150
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$28,831	$31,439
Accrued payroll and benefits	9,293	7,185
Accrued liabilities	30,070	37,406
Deferred revenue	15,310	28,607
Current portion of long term debt	23,093	17,784
Accrued interest	4,991	5,018
Earn-out consideration	—	5,000
Other	3,614	2,601
Liabilities of discontinued operations	1,124	1,711
Total current liabilities	116,326	136,751
Long-term liabilities
Debt	510,672	451,072
Earn-out consideration	818	1,295
Asset retirement obligation	4,564	4,404
Deferred income taxes	11,544	9,850
Other	4,706	5,883
Total long-term liabilities	532,304	472,504
Total liabilities	648,630	609,255
Commitments and contingencies (Note 14)
Mezzanine equity
Series E convertible preferred stock: $10 par value; 100,000 shares authorized, issued and outstanding; 4.5% dividend rate	95,450	95,060
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 230,039 and 229,308 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,300	2,293
Additional paid-in capital	542,750	543,091
Accumulated deficit	(473,073)	(417,349)
Accumulated other comprehensive loss	(14,085)	(7,302)
Total Rentech stockholders' equity	57,892	120,733
Noncontrolling interests	(30,027)	3,102
Total equity	27,865	123,835
Total liabilities and stockholders' equity	$771,945	$828,150

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues
Product sales	$132,040	$121,602	$220,508	$185,150
Service revenues	17,302	17,140	33,905	35,387
Other revenues	436	458	975	982
Total revenues	149,778	139,200	255,388	221,519
Cost of sales
Product	87,730	93,050	155,701	142,937
Service	13,507	14,711	26,837	29,248
Total cost of sales	101,237	107,761	182,538	172,185
Gross profit	48,541	31,439	72,850	49,334
Operating expenses
Selling, general and administrative expense	17,562	17,642	32,066	33,214
Depreciation and amortization	1,613	1,394	3,487	1,070
Pasadena asset impairment	101,772	—	101,772	—
Pasadena goodwill impairment	—	27,202	—	27,202
Other (income) expense, net	434	244	431	(104)
Total operating expenses	121,381	46,482	137,756	61,382
Operating loss	(72,840)	(15,043)	(64,906)	(12,048)
Other expense, net
Interest expense	(8,170)	(5,491)	(14,087)	(11,336)
Loss on debt extinguishment	—	(850)	—	(850)
Gain (loss) on fair value adjustment to earn-out consideration	396	(327)	396	(327)
Other income, net	3,115	68	3,000	44
Total other expenses, net	(4,659)	(6,600)	(10,691)	(12,469)
Loss from continuing operations before income taxes and equity in loss of investee	(77,499)	(21,643)	(75,597)	(24,517)
Income tax (benefit) expense	574	(215)	2,268	835
Loss from continuing operations before equity in loss of investee	(78,073)	(21,428)	(77,865)	(25,352)
Equity in loss of investee	406	38	421	237
Loss from continuing operations	(78,479)	(21,466)	(78,286)	(25,589)
Loss from discontinued operations, net of tax	(232)	(1,567)	(379)	(3,038)
Net loss	(78,711)	(23,033)	(78,665)	(28,627)
Net loss attributable to noncontrolling interests	26,617	3,588	22,942	2,194
Preferred stock dividends	(1,320)	(1,200)	(2,640)	(1,200)
Net loss attributable to Rentech common shareholders	$(53,414)	$(20,645)	$(58,363)	$(27,633)
Net loss per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(0.23)	$(0.08)	$(0.25)	$(0.11)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net loss	$(0.23)	$(0.09)	$(0.25)	$(0.12)
Diluted:
Continuing operations	$(0.23)	$(0.08)	$(0.25)	$(0.11)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net loss	$(0.23)	$(0.09)	$(0.25)	$(0.12)
Weighted-average shares used to compute net loss per common share:
Basic	229,648	227,792	229,507	227,661
Diluted	229,648	227,792	229,507	227,661

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net loss	$(78,711)	$(23,033)	$(78,665)	$(28,627)
Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	4	(13)	8	(25)
Foreign currency translation	2,515	3,098	(6,787)	2,011
Other comprehensive income (loss)	2,519	3,085	(6,779)	1,986
Comprehensive loss	(76,192)	(19,948)	(85,444)	(26,641)
Less: net loss attributable to noncontrolling interests	26,617	3,588	22,942	2,194
Less: other comprehensive (income) loss attributable to noncontrolling interests	(2)	5	(4)	10
Comprehensive loss attributable to Rentech	$(49,577)	$(16,355)	$(62,506)	$(24,437)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Rentech Stockholders'	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
	(Unaudited)
Balance, December 31, 2013	227,512	$2,275	$541,254	$(385,339)	$(117)	$158,073	$9,883	$167,956
Common stock issued for stock options exercised	156	1	84	—	—	85	—	85
Dividends - preferred stock	—	—	(1,200)	—	—	(1,200)	—	(1,200)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,058)	(2,058)
Equity-based compensation expense	—	—	3,386	—	—	3,386	351	3,737
Restricted stock units	363	4	(129)	—	—	(125)	—	(125)
Net loss	—	—	—	(26,433)	—	(26,433)	(2,194)	(28,627)
Other comprehensive income (loss)	—	—	—	—	1,996	1,996	(10)	1,986
Other	—	—	(16)	—	—	(16)	(30)	(46)
Balance, June 30, 2014	228,031	$2,280	$543,379	$(411,772)	$1,879	$135,766	$5,942	$141,708

Balance, December 31, 2014	229,308	$2,293	$543,091	$(417,349)	$(7,302)	$120,733	$3,102	$123,835
Common stock issued for services	259	3	(3)	—	—	—	—	—
Common stock issued for stock options exercised	254	2	27	—	—	29	—	29
Dividends - preferred stock	—	—	(2,640)	—	—	(2,640)	—	(2,640)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,477)	(10,477)
Equity-based compensation expense	—	—	2,386	—	—	2,386	286	2,672
Restricted stock units	218	2	(111)	—	—	(109)	—	(109)
Net loss	—	—	—	(55,723)	—	(55,723)	(22,942)	(78,665)
Other comprehensive income (loss)	—	—	—	—	(6,783)	(6,783)	4	(6,779)
Other	—	—	—	(1)	—	(1)		(1)
Balance, June 30, 2015	230,039	$2,300	$542,750	$(473,073)	$(14,085)	$57,892	$(30,027)	$27,865

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(78,665)	$(28,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,461	15,149
Pasadena asset impairment	101,772	—
Pasadena goodwill impairment	—	27,202
Gain on sale of easement	(1,425)	—
Utilization of spare parts	2,540	3,832
Write-down of inventory	3,539	2,761
Non-cash interest expense	451	374
Loss on debt extinguishment	—	850
Equity-based compensation	2,672	3,737
Unrealized net (gain) loss on derivatives	(3,373)	529
Other	(1,381)	266
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	4,456	(5,626)
Other receivables	507	(2,390)
Inventories	(14,325)	(6,062)
Prepaid expenses and other current assets	(3,228)	(3,246)
Other assets	485	(1,351)
Accounts payable	1,164	407
Deferred revenue	(13,297)	(755)
Accrued interest	74	270
Accrued liabilities, accrued payroll and other	3,686	(6,764)
Net cash provided by operating activities	29,113	556
Cash flows from investing activities
Capital expenditures	(47,579)	(90,316)
Proceeds from easement	1,425	—
Payment for acquisitions, net of cash received	(7,214)	(31,425)
Receipt from Insurance	257	—
Other items	5	749
Net cash used in investing activities	(53,106)	(120,992)
Cash flows from financing activities
Proceeds from debt and credit facilities	71,392	52,277
Proceeds from preferred stock, net of discount and issuance costs	—	94,514
Payments and retirement of debt	(11,081)	(55,715)
Payment of debt issuance costs	(755)	(1,574)
Dividends to preferred stockholders	(2,250)	(650)
Payment of earn-out consideration	(3,840)	—
Distributions to noncontrolling interests	(10,477)	(2,058)
Other	29	70
Net cash provided by financing activities	43,018	86,864
Effect of exchange rate on cash	(113)	824
Increase (decrease) in cash	18,912	(32,748)
Cash, beginning of period	44,195	106,369
Cash, end of period	$63,107	$73,621

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$14,083	$22,464
Fair value of assets in acquisition	7,241	55,592
Fair value of liabilities assumed in acquisition	27	16,367
Increase in QS Construction Facility obligation	6,111	12,570
Contingent consideration	—	3,840
Increase in receivable from insurance	2,532	—
Accrued dividends on preferred stock	375	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of June 30, 2015, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Annual Report”).

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

Liquidity

During the next 12 months, the Company expects that the liquidity needs of Rentech Nitrogen Partners, L.P. (“RNP”) will be met from: (i) cash balances; (ii) operating cash flows; and (iii) available credit facilities. The Company expects that the liquidity needs of its wood fibre processing business and of its corporate activities will be met from: (i) cash on hand; (ii) distributions from RNP; and (iii) cash generated by Fulghum Fibres, Inc. (“Fulghum”) and New England Wood Pellet, LLC (“NEWP”). The Company expects that it would need to seek additional funds in the capital markets if any of the following circumstances occur to such an extent that they create needs for cash that exceed our forecast cash balances in excess of required liquidity cushions: (i) the sources of funds summarized above in this paragraph were to be less than expected, (ii) expenses, including capital or operating expenditures to complete the replacements at and ramp up the Atikokan Facility and to complete the replacements at, commission, and ramp up the Wawa Facility, as defined in Note 11 — Property, Plant and Equipment, and penalties under associated contracts were to be higher than expected, (iii) the cash flow from the Atikokan or Wawa Facilities were to be less than or later than expected, or (iv) the Company were to approve new capital projects that required expenditures within the next twelve months, enter into additional commitments or acquire assets in addition to those that could be funded from the sources identified above. The Company may not be able to obtain funding in the equity or debt capital markets on terms it finds acceptable if it were to need such financing. In the event of the possible circumstances mentioned above, or to enhance expected liquidity, the Company may be able to sell some or all of the 3.1 million unpledged common units of RNP that the Company owns, and/or borrow additional amounts under the Tranche C Loans, as defined in Note 13 — Debt, under certain circumstances.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Note 2 — Revision of Previously Reported Revenues and Cost of Sales

In filings that covered reporting periods during 2013 and 2014, the Company incorrectly reported revenues and cost of sales for Fulghum’s South America operations. Certain intercompany transactions between two of Fulghum’s Chilean subsidiaries were not eliminated in consolidation. As a result, both revenues and cost of sales were overstated for 2013 by approximately $4.7 million and 2014 by approximately $7.1 million. The Company has revised the second quarter 2014 amounts contained in this filing to properly reflect the elimination of the intercompany transactions. For the three and six months ended June 30, 2014, revenues and cost of sales were reduced by $0.7 million and $3.2 million, respectively, from amounts previously reported with no impact to gross profit or net income. Management does not believe the impact of these errors was material to the second quarter of 2014, the full year results of 2014 or any previously issued financial statements.

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

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

	For the Three Months Ended
	June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013
	(in thousands)
As Reported:
Revenues	$139,890	$120,061	$125,304	$115,657	$122,636	$79,067
Product sales	123,007	107,545	106,802	96,621	105,128	59,132
Service revenues	16,425	11,732	17,955	18,608	16,975	19,482
Cost of sales	108,451	77,788	112,335	94,513	105,265	81,817
Product cost of sales	94,455	68,254	97,880	80,272	91,525	67,370
Service cost of sales	13,996	9,534	14,455	14,241	13,740	14,447
Effect of Revisions:
Revenues	$(690)	$(773)	$(3,132)	$(1,511)	$(767)	$(2,406)
Product sales	(1,405)	(488)	(3,132)	(945)	(767)	(1,627)
Service revenues	715	(285)	—	(566)	—	(779)
Cost of sales	(690)	(773)	(3,132)	(1,511)	(767)	(2,406)
Product cost of sales	(1,405)	(488)	(3,132)	(945)	(767)	(1,627)
Service cost of sales	715	(285)	—	(566)	—	(779)
As Revised:
Revenues	$139,200	$119,288	$122,172	$114,146	$121,869	$76,661
Product sales	121,602	107,057	103,670	95,676	104,361	57,505
Service revenues	17,140	11,447	17,955	18,042	16,975	18,703
Cost of sales	107,761	77,015	109,203	93,002	104,498	79,411
Product cost of sales	93,050	67,766	94,748	79,327	90,758	65,743
Service cost of sales	14,711	9,249	14,455	13,675	13,740	13,668

	For the Six Months Ended		For the Nine Months Ended
	June 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
As Reported:
Revenues	$224,721	$179,625	$350,025	$295,282
Product sales	188,352	166,269	295,154	262,890
Service revenues	35,387	11,732	53,342	30,340
Cost of sales	175,387	114,633	287,722	209,146
Product cost of sales	146,139	105,099	244,019	185,371
Service cost of sales	29,248	9,534	43,703	23,775
Effect of Revisions:
Revenues	$(3,202)	$(773)	$(6,334)	$(2,284)
Product sales	(3,202)	(488)	(6,334)	(1,433)
Service revenues	—	(285)	—	(851)
Cost of sales	(3,202)	(773)	(6,334)	(2,284)
Product cost of sales	(3,202)	(488)	(6,334)	(1,433)
Service cost of sales	—	(285)	—	(851)
As Revised:
Revenues	$221,519	$178,852	$343,691	$292,998
Product sales	185,150	165,781	288,820	261,457
Service revenues	35,387	11,447	53,342	29,489
Cost of sales	172,185	113,860	281,388	206,862
Product cost of sales	142,937	104,611	237,685	183,938
Service cost of sales	29,248	9,249	43,703	22,924

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

In May 2014, the FASB issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In July 2015, the FASB approved a one-year deferral of the effective date making the guidance effective for interim and annual reporting periods beginning after December 15, 2017. In addition, the FASB will continue to permit entities to early adopt the guidance for annual periods beginning on or after December 15, 2016. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

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

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Note 4 — Allegheny Acquisition

On January 23, 2015, our subsidiary, NEWP, acquired for $7.2 million substantially all of the assets of Allegheny Pellet Corporation (“Allegheny”), which consist of a wood pellet processing facility located in Youngsville, Pennsylvania, (the “Allegheny Acquisition”). The Company financed the purchase with a five-year, $8.0 million term loan. The proceeds from the term loan not used for the purchase price of Allegheny will be used for transaction costs and capital expenditures related to environmental and safety improvements at the Allegheny facility.

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

Allegheny’s operations are included in the consolidated statements of operations and are reported within the Company’s Wood Pellets: NEWP business segment as of January 23, 2015. See “Note 6 — Pro Forma Information” for unaudited pro forma information relating to the Allegheny Acquisition.

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

The final purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash	$35,434
Estimate of expected earn-out consideration(1)	3,840
Total preliminary purchase price	39,274
Adjustment to earn-out consideration(1)	1,160
Total final purchase price	$40,434

(1)	As of December 31, 2014, the earn-out consideration of $5.0 million was earned, and during the three months ended March 31, 2015, it was paid.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The Company’s purchase price allocation is as follows (amounts in thousands):

Cash	$3,852
Accounts receivable	2,925
Inventories	2,239
Prepaid expenses and other current assets	439
Property, plant and equipment	30,625
Intangible assets (trade name - $5,000, customer relationships - $1,900 and non-compete agreements - $200)	7,100
Goodwill	8,461
Accounts payable	(1,641)
Accrued liabilities	(442)
Customer deposits	(882)
Loans	(12,600)
Interest rate swaps	(802)
Total preliminary purchase price(2)	$39,274

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

	For the Six Months Ended June 30, 2015
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$255,388	$389	$255,777
Net income (loss)	$(78,665)	$155	$(78,510)
Net income (loss) attributable to Rentech	$(58,363)	$155	$(58,208)
Basic and diluted net loss from continuing operations per common share allocated to Rentech	$(0.25)	$—	$(0.25)

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

	For the Six Months Ended June 30, 2014
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$221,519	$17,259	$238,778
Net income (loss)	$(28,627)	$1,475	$(27,152)
Net income (loss) attributable to Rentech	$(27,633)	$1,475	$(26,158)
Basic and diluted net income (loss) from continuing operations per common share allocated to Rentech	$(0.11)	$0.01	$(0.10)

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

The following table summarizes the components of assets and liabilities of discontinued operations.

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Prepaid expenses and other current assets	$139	$305
Total current assets	$139	$305
Property held for sale	$1,678	1,677
Other assets	10	—
Total other assets	$1,688	$1,677
Total assets	$1,827	$1,982

Accounts payable	$175	$144
Accrued payroll and benefits	148	559
Accrued liabilities	79	1,008
Other liabilities	722	—
Total current liabilities	$1,124	$1,711

The following table summarizes the results of discontinued operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues	$—	$55	$56	$211
Operating loss	$(232)	$(1,593)	$(379)	$(3,091)
Loss from discontinued operations, net of tax	$(232)	$(1,567)	$(379)	$(3,038)

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

The following table presents the financial instruments that were accounted for at fair value by level as of June 30, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration - June 30, 2015	$—	$—	$818
Earn-out consideration - December 31, 2014	$—	$—	$1,295

The following table presents the fair value and carrying value of the Company’s borrowings as of June 30, 2015.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
RNP Notes	$313,200	$—	$—	$320,000
Fulghum debt	—	52,283	—	55,652
NEWP debt	—	17,660	—	17,849
A&R GSO Credit Agreement	—	95,000	—	93,395
GE Credit Agreement	—	24,000	—	24,000

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2014.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
RNP Notes	$310,202	$—	$—	$320,000
Fulghum debt	—	53,192	—	54,771
NEWP debt	—	10,968	—	11,265
A&R GSO Credit Agreement	—	50,000	—	49,142
GE Credit Agreement	—	15,000	—	15,000

Earn-out Consideration

At June 30, 2015, the earn-out consideration includes $0.8 million of potential earn-out consideration relating to the Atikokan Facility. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Facility, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers in the Atikokan Facility of $0.7 million, which will be repaid plus accrued interest from any earn-out consideration. The collectibility of the loan is tied to the amount of earn-out consideration the sellers receive from the Company.

A reconciliation of the change in the carrying value of the earn-out consideration during 2015 is as follows:

	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$1,295	$5,000	$6,295
Less: Unrealized gain	(396)	—	(396)
Add: Unrealized gain on foreign currency translation	(81)	—	(81)
Less: Earn-out consideration payment	—	(5,000)	(5,000)
Balance at June 30, 2015	$818	$—	$818

A reconciliation of the change in the carrying value of the earn-out consideration during 2014 is as follows:

	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2013	$1,544	$—	$1,544
Add: Earn-out	—	3,840	3,840
Add: Unrealized (gain) loss	(3)	330	327
Balance at June 30, 2014	$1,541	$4,170	$5,711

Debt Valuation

The $320.0 million of 6.5% second lien senior secured notes due 2021 (the “RNP Notes”) are deemed to be Level 1 financial instruments because there is an active market for such debt. The fair value of such debt was determined based on market prices.

The Fulghum debt and NEWP debt are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

The A&R GSO Credit Agreement and RNP’s credit agreement with General Electric Capital Corporation (the “GE Credit Agreement”) are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company concluded that the carrying value of the A&R GSO Credit Agreement and GE Credit Agreement approximates the fair value of such loans as of June 30, 2015 and December 31, 2014 based on their floating interest rates and the Company’s assessment that the fixed-rate margins are still at market levels.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three and six months ended June 30, 2015 and 2014.

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

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Forward Natural Gas Contracts

RNP uses commodity-based derivatives to minimize its exposure to the fluctuations in natural gas prices. RNP recognizes the unrealized gains or losses related to the commodity-based derivative instruments in its consolidated financial statements. RNP does not have any master netting agreements or collateral relating to these derivatives.

Our East Dubuque Facility enters into forward natural gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward natural gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward natural gas contracts is recorded in cost of sales on the consolidated statements of operations. The amount of unrealized gain recorded was $1.7 million and $4.2 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the amount of unrealized loss recorded was $0.5 million.

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

Fulghum has entered into two interest rate swaps in notional amounts that cover the borrowings under two of its long-term loans. Under the interest rate swaps, Fulghum pays interest at a fixed rate of 6.86% on the outstanding balance of one of the loans and 5.15% on the outstanding balance of the other loan. Fulghum receives interest at the variable interest rates specified in the various swap agreements.

Through the interest rate swaps, the Company is essentially fixing the variable interest rate to be paid on these borrowings.

The interest rate swaps are designated as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at June 30, 2015 and December 31, 2014 represents the unrealized loss of $0.7 million and $0.8 million, respectively. Any adjustments to the fair value of the interest rate swaps are recorded on the consolidated statements of operations, except for NEWP’s fair value adjustments that are recorded from the date of the NEWP Acquisition.

Net gain on interest rate swaps:

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
	(in thousands)
Realized gain	$—	$—
Unrealized gain	116	123
Total net gain on interest rate swaps	$116	$123

Currency Swaps

Fulghum’s subsidiary in Chile uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary liabilities (in this case, two loans) denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary liabilities are recognized into earnings in the line item other income - net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The total notional values of derivatives related to our foreign currency economic hedges were $2.0 million and $2.2 million as of June 30, 2015 and December 31, 2014, respectively.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The currency swaps are designated as derivatives for accounting purposes. The currency swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The fair value of the currency derivatives is the difference between the contract values and the exchange rates at the end of the period. The fair value of the currency swaps at June 30, 2015 and December 31, 2014 represents the unrealized loss.

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
	(in thousands)
Realized loss	$—	$—
Unrealized loss	(34)	(92)
Total net loss on currency swaps	$(34)	$(92)

The forward natural gas contracts are recorded either in prepaid expenses and other current assets or in accrued liabilities on the consolidated balance sheets.

	As of
	June 30, 2015		December 31, 2014
	Current Assets	Current Liabilities	Current Liabilities
	(in thousands)
Forward natural gas contracts:
Gross amounts recognized	$397	$(116)	$(3,955)
Gross amounts offset in consolidated balance sheets	—	—	—
Net amounts presented in the consolidated balance sheets	$397	$(116)	$(3,955)

The interest rate swaps are recorded in other liabilities on the consolidated balance sheets.

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$(726)	$(849)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(726)	$(849)

The currency swaps are recorded either in prepaid expenses and other current assets or in other liabilities on the consolidated balance sheets.

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Currency swaps recorded in current assets (liabilities):
Gross amounts recognized	$(2,115)	$(2,321)
Gross amounts offset in consolidated balance sheets	1,741	2,039
Net amounts presented in the consolidated balance sheets	$(374)	$(282)

The following table presents the financial instruments that were accounted for at fair value by level as of June 30, 2015:

	Level 1	Level 2	Level 3
	(in thousands)
Assets (Liabilities)
Forward natural gas contracts	$—	$281	$—
Interest rate swaps	$—	$(726)	$—
Currency swaps	$—	$(374)	$—

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2014:

	Level 1	Level 2	Level 3
	(in thousands)
Assets (Liabilities)
Forward natural gas contracts	$—	$(3,955)	$—
Interest rate swaps	$—	$(849)	$—
Currency swaps	$—	$(282)	$—

Note 10 — Inventories

Inventories consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Finished goods	$35,879	$26,669
Raw materials	14,082	11,226
Other	256	190
Total inventory	$50,217	$38,085

During the three and six months ended June 30, 2015, the Company wrote down the value of its wood pellet inventory by $2.5 million to net realizable value within its Wood Pellets: Industrial segment and RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $1.0 million, to net realizable value.  During the three and six months ended June 30, 2014, RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $2.8 million to net realizable value. The various write-downs were reflected in cost of goods sold for the applicable periods.

Note 11 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Land and land improvements	$14,959	$28,042
Buildings and building improvements	35,113	45,516
Machinery and equipment	527,165	406,489
Furniture, fixtures and office equipment	1,602	1,610
Computer equipment and computer software	9,424	8,748
Vehicles	7,262	5,893
Leasehold improvements	4,178	2,405
Other	547	1,453
	600,250	500,156
Less: Accumulated depreciation	(112,490)	(107,705)
Total property, plant and equipment, net	$487,760	$392,451

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Construction in progress consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
East Dubuque Facility	$11,528	$15,010
Pasadena Facility	1,198	32,747
Fulghum Fibres	2,861	7,197
Atikokan Facility	66	36,931
Wawa Facility	891	65,232
Construction under QS Construction Facility	—	21,712
Other	578	594
Total construction in progress	$17,122	$179,423

After RNP launched and pursued its process to evaluate strategic alternatives, management determined in the second quarter of 2015, it was more likely than not that the Pasadena Facility would be sold or otherwise disposed of before the end of its previously estimated economic useful life. Although it is more likely than not the Pasadena Facility will be sold, held-for-sale accounting criteria has not been met as management does not have the authority and has not committed to a plan of sale. Because the Pasadena Facility will more likely than not be sold or otherwise disposed of before the end of its previously estimated useful life the Company performed an impairment test. Based on the results of the impairment test, management concluded the Pasadena Facility’s carrying value was no longer recoverable and wrote the associated assets down by $101.8 million to their estimated fair values.      The impairment reduced property, plant and equipment by $81.3 million and intangible assets, consisting of technology acquired in the acquisition of the Pasadena Facility, by $20.5 million. Fair value was based on probability weighting various cash flow scenarios using Level 3 inputs under the applicable accounting guidance. The cash flow scenarios were based on market participant assumptions and indications of value from potential buyers of the Pasadena Facility. Because of changing market conditions, it is reasonably possible that the cash flows ultimately received upon sale could change significantly from our estimate of fair value. There is also no guarantee that the Company will ultimately commit to or be able to sell the Pasadena Facility.

During the three months ended June 30, 2015, the Company received a one-time easement payment of $1.4 million to allow an adjacent property owner to construct pipelines under the Pasadena Facility.

The construction in progress balance includes $0.2 million of capitalized interest costs at June 30, 2015, and $6.3 million at December 31, 2014.

The Company’s wood pellet facility in Atikokan, Ontario, Canada (the “Atikokan Facility”), which is expected to produce 110,000 metric tonnes of wood pellets annually, is in the ramp-up phase. The Atikokan Facility experienced a transformer failure and has been temporarily using a smaller transformer that causes the plant to operate at reduced rates. In addition, during ramp up of the Atikokan Facility, the Company discovered it will need to make modifications to the plant’s truck dump hopper and will need to modify or replace a small portion of the conveyance systems. The Company’s wood pellet facility in Wawa, Ontario, Canada (the “Wawa Facility”) is designed to produce 450,000 metric tonnes of wood pellets annually. Most of the equipment at the Wawa Facility has been commissioned and the plant is producing a limited quantity of wood pellets. However, the Company discovered that it will need to modify the front end system of the facility that handles logs and feeds them into the chipper and modify or replace a significant portion of the plant’s conveyors that handle chips and pellets.

Note 12 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	Fulghum	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$29,932	$8,461	$38,393
Add: Allegheny Acquisition	—	1,862	1,862
Balance at June 30, 2015	$29,932	$10,323	$40,255

At June 30, 2015 and December 31, 2014, the Company had accumulated goodwill impairment charges of $57.2 million related to the Pasadena Facility.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Note 13 — Debt

Amended and Restated Credit Agreement

On February 12, 2015, Rentech Nitrogen Holdings, Inc. (“RNHI” or “Borrower”) entered into the Amended and Restated Term Loan Credit Agreement among RNHI, certain funds managed by or affiliated with GSO Capital Partners LP, as lenders (“GSO Capital”), and Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “A&R GSO Credit Agreement”). The A&R GSO Credit Agreement consists of three tranches of term loans, all of which mature on April 9, 2019: (i) a $50 million term loan originally drawn on April 16, 2014 (“Tranche A Loans”), (ii) an up to $45 million delayed draw term loan facility (“Tranche B Loans”) and (iii) an up to $18 million delayed draw term loan facility (“Tranche C Loans,” and together with the Tranche A Loans and the Tranche B Loans, the “Loans” ). The Company used the Tranche B Loans to fund the development of its wood pellet projects in Ontario, Canada. The Tranche C Loans would be available to fund (x) in the event the ammonia converter at the Company’s East Dubuque, Illinois facility fails during the first year after the date of the A&R GSO Credit Agreement, any shortfall in cash distributions made by RNP to the Company resulting from unplanned downtime at the facility and the cost of repairs to the ammonia converter in such period (such funding not to exceed $13 million) and (y) in the event that cash distributions made by RNP to the Company for any quarter during the year ending December 31, 2015 are less than the budgeted amounts by a certain percentage, and such shortfall is due primarily to any combination of lower product prices and higher raw material prices (other than raw material prices which have been locked in through advance purchase or hedging transactions), the amount of such cash shortfall (such funding not to exceed $5 million).

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

NEWP Debt

On January 23, 2015, and in conjunction with the Allegheny Acquisition, NEWP entered into a five-year, $8.0 million term loan, which amortizes as if it had a seven-year maturity, with the unamortized balance due at maturity. The term loan has an interest rate of LIBOR plus 2.25%, and contains financial covenants that restrict dividends from NEWP to Rentech.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Total Debt

As of June 30, 2015, the Company was in compliance with its debt covenants. Total debt consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
RNP Notes	$320,000	$320,000
QS Construction Facility	22,870	18,679
Fulghum debt	54,340	53,179
A&R GSO Credit Agreement	95,000	50,000
NEWP debt	17,565	10,913
GE Credit Agreement	24,000	15,000
Total debt	$533,775	$467,771
Plus: Unamortized net premium (discount)	(10)	1,085
Less: Current portion	(22,575)	(17,260)
Less: Current portion unamortized premium	(518)	(524)
Long-term debt	$510,672	$451,072

Note 14 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Company may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to reduce monthly and seasonal natural gas price volatility. The Company occasionally enters into index-price contracts for the purchase of natural gas. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through December 31, 2015. Commitments for natural gas purchases consist of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	3,530	3,188
MMBtus under index-price contracts	450	540
Total MMBtus under contracts	3,980	3,728
Commitments to purchase natural gas	$11,526	$15,568
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$2.90	$4.18

During July 2015, the Company entered into additional fixed-quantity forward purchase contracts at indexed prices for various delivery dates through July 31, 2015. The total MMBtus associated with these additional forward purchase contracts are 0.1 million and the total amount of the purchase commitments is $0.3 million, resulting in a weighted average rate per MMBtu of $2.86 in these new commitments. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

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

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The Drax Contract has been amended twice in order to adjust required delivery schedules to reflect expected delays in production at the Wawa Facility. The adjusted delivery schedules result in certain penalties under the contract, including cash payments, credits on deliveries in early 2016, and additional commitments for volumes in 2018 and 2019 at pricing levels contracted for 2015, which would be lower than prices for 2018-19 in the current contract. The August Amendment, described below, supersedes certain portions of the February Amendment.

On February 25, 2015, the Company entered into an amendment (the “February Amendment”) to the Drax Contract. The February Amendment canceled all wood pellet deliveries in 2014 and reduced to 240,000 metric tonnes the volume of wood pellets required to be delivered to Drax in 2015. In exchange for the canceled 2014 deliveries and reduced volume commitments in 2015, the Company paid Drax a penalty of approximately $170,000 in cash, and agreed to provide price reductions totaling approximately $0.9 million on pellet shipments then expected to be made to Drax in 2015 (the “February Price Reduction”). The February Amendment also delayed the required delivery of 72,000 metric tonnes previously scheduled for 2015 into 2018 and 2019 but at 2015 pellet prices, which equated to a discount of approximately $0.9 million on the aggregate price of such deliveries.

In August 2015, the Company entered into a subsequent amendment (the “August Amendment”) to the Drax Contract. The August Amendment canceled all wood pellet deliveries in 2015 that we had agreed to in the February Amendment, and provided for a comprehensive settlement amount of approximately $2.6 million to be paid to Drax, which includes and replaces the February Price Reduction, in exchange for all canceled deliveries under all amendments. The Company is required to pay Drax half of the settlement amount in cash by the end of December 2015, and has agreed to provide the remaining half of the settlement amount in the form of price reductions on the first two pellet shipments expected to be made to Drax in 2016. The 72,000 metric tonnes of pellets added to the required deliveries in 2018 and 2019 will remain at 2015 pricing, which is expected to be lower than pricing in those future years under the original terms of the contract. The settlement amount of $2.6 million was recorded in selling, general and administrative expenses as of June 30, 2015.

Rentech’s subsidiary that owns the Atikokan Facility entered into a ten-year take-or-pay contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which such subsidiary is required to deliver 45,000 metric tonnes of wood pellets annually. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility to up to 90,000 metric tonnes annually.

A Rentech subsidiary has contracted with Canadian National Railway Company (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec. The Atikokan Facility is located 1,300 track miles and the Wawa Facility is located 1,100 track miles from the Port of Quebec. Under the Canadian National Contract, such subsidiary has committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls would result in a penalty of $1,000 per rail car. Due to issues discovered at the Wawa Facility as described in “—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company does not expect to fully meet its 2015 commitment under the Canadian National Contract. The estimated amount of penalties for 2015 could be up to $2.4 million under the terms of the Canadian National Contract. The Company is in negotiations with Canadian National Railway Company to amend the Canadian National Contract to allow the Company to make up the 2015 shortfall in future contract years with additional volumes in lieu of paying the penalty in cash.

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

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

Abeinsa Abener Teyma General Partnership (“Abeinsa”), the engineering, procurement and construction (“EPC”) contractor for the power generation facility at the Pasadena Facility, submitted to Rentech Nitrogen Pasadena, LLC (“RNPLLC”) in March 2015 approximately $10.0 million of change orders for approval and payment. Under the terms of the EPC contract between RNPLLC and Abeinsa (the “EPC Contract”), RNPLLC must agree to any change order for it to be effective. RNPLLC has contested the validity of these change orders and presented its own change orders and claims for damages under the EPC Contract to Abeinsa. The parties are involved in the contractual dispute resolution process as to how to resolve the disputed change orders and other outstanding claims related to the construction of the power generation facility. The Company is unable at this time to estimate any potential liability from this contingency.

In connection with the Drax Contract, in April 2013, the Company and Quebec Stevedoring Company Limited (“QSL”) entered into a Master Services Agreement (the “Port Agreement”) pursuant to which QSL is required to provide stevedoring, terminalling and warehousing services to the Company at the Port of Quebec. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, QSL was required to build handling equipment and 75,000 metric tonnes of wood pellet storage exclusively for the Company’s use at the port, a portion of the cost of which became a debt obligation for the Company (the “QS Construction Facility”). In accordance with GAAP, the Company is considered the owner of the Quebec Port project and has accordingly recorded the total amount of the project cost in property, plant and equipment and a corresponding amount as project financing in debt. Under the Port Agreement, the Company’s original debt obligation was limited to $16.1 million, subject to approved change orders. In April 2014, QSL submitted change orders to the Company for $2.3 million over the original cost for the project, which in 2015 the Company agreed to pay. Including the change orders, the Company’s current debt obligation is $15.9 million at June 30, 2015 (which reflects $2.5 million of principal payments through June 30, 2015) out of the $22.9 million of debt recorded under the QS Construction Facility (see Note 13 – Debt). The Company is not obligated to pay the difference of $7.0 million.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

As noted above in this note under “Contractual Obligations,” the Company does not expect to fully meet its 2015 commitment under the Canadian National Contract. The estimated amount of penalties for 2015 could be up to $2.4 million under the terms of the Canadian National Contract.

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

Mezzanine equity consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Original issue price of 2014 Preferred Stock	$100,000	100,000
Less: Issuance costs	(2,896)	(3,144)
Less: Unamortized discount	(1,654)	(1,796)
Total mezzanine equity	$95,450	$95,060

Note 16 — Income Taxes

For the three months ended June 30, 2015, the Company recorded an income tax expense of $0.6 million, which is comprised primarily of income tax expense for Rentech. For the six months ended June 30, 2015, the Company recorded an income tax expense of $2.3 million, which is comprised primarily of income tax expense for Rentech. The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 1% for the three months ended June 30, 2015 and 3% for the six months ended June 30, 2015. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to differences between GAAP income and income reported on tax returns, outside basis difference in foreign subsidiaries, impact of foreign earnings and impact of state taxes.

For the three months ended June 30, 2014, the Company recorded income tax benefit of $0.2 million. For the six months ended June 30, 2014, the Company recorded income tax expense of $0.8 million. The Company’s effective income tax rate (income tax (benefit) expense as a percentage of income before income taxes) was (1%) for the three months ended June 30, 2014 and 3% for the six months ended June 30, 2014. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to basis difference in foreign subsidiaries, impact of foreign earnings and impact of state taxes.

The Company has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Note 17 — Segment Information

The Company operates in five business segments, as described below. NEWP’s operations are included only from the closing date of the NEWP Acquisition, which was May 1, 2014. Allegheny’s operations are included only from the closing date of the Allegheny Acquisition, which was January 23, 2015. For all periods presented below, the Company has reclassed the expenses from the joint venture with Graanul Invest AS (“Graanul”), which are shown as equity in loss of investee, from the Fulghum Fibres business segment to the Wood Pellets: Industrial business segment. Results of the energy technologies segment are accounted for as discontinued operations for all periods presented. The Company’s five business segments are:

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

•

Wood Pellets: Industrial — The operations of this segment include the Atikokan and Wawa Facilities, and wood pellet development activities. The wood pellet development activities represent the Company’s personnel costs for employees dedicated to the wood pellet business infrastructure and administration costs, corporate allocations, expenses associated with the Company’s joint venture with Graanul and third party costs.

•	Wood Pellets: NEWP — The operations of NEWP, which produces wood pellets for the residential and commercial heating markets. The segment includes Allegheny’s operations.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014		2015	2014
	(in thousands)
Revenues
East Dubuque	$72,060	$73,943		$108,812	$102,434
Pasadena	37,793	39,666		70,215	67,455
Fulghum Fibres	25,723	19,146	(1)	48,377	45,185	(1)
Wood Pellets: Industrial	2,544	667		4,208	667
Wood Pellets: NEWP	11,658	5,778		23,776	5,778
Total revenues	$149,778	$139,200		$255,388	$221,519
Gross profit (loss)
East Dubuque	$42,680	$32,952		$60,121	$45,350
Pasadena	2,046	(4,733)		3,388	(3,367)
Fulghum Fibres	4,278	2,019		7,985	6,150
Wood Pellets: Industrial	(3,058)	114		(3,462)	114
Wood Pellets: NEWP	2,595	1,087		4,818	1,087
Total gross profit	$48,541	$31,439		$72,850	$49,334
Selling, general and administrative expenses
East Dubuque	$1,000	$1,088		$2,346	$2,221
Pasadena	844	1,247		1,640	3,076
Fulghum Fibres	947	1,651		2,629	3,052
Wood Pellets: Industrial	7,205	3,340		11,124	5,408
Wood Pellets: NEWP	718	391		1,422	391
Total segment selling, general and administrative expenses	$10,714	$7,717		$19,161	$14,148
Depreciation and amortization
East Dubuque	$65	$38		$134	$75
Pasadena	359	337		719	633
Fulghum Fibres	699	950		1,680	141
Wood Pellets: Industrial	39	35		82	54
Wood Pellets: NEWP	312	(98)		590	(98)
Total segment depreciation and amortization recorded in operating expenses	1,474	1,262		3,205	805
East Dubuque	5,319	5,117		8,558	7,322
Pasadena	2,211	2,137		3,686	2,903
Fulghum Fibres	2,139	1,782		4,159	3,576
Wood Pellets: Industrial	600	—		1,003	—
Wood Pellets: NEWP	629	278		1,407	278
Total depreciation and amortization recorded in cost of sales	10,898	9,314		18,813	14,079
Total segment depreciation and amortization	$12,372	$10,576		$22,018	$14,884
Other operating (income) expenses
East Dubuque	$431	$228		$427	$222
Pasadena	101,772	27,202		101,772	27,202
Fulghum Fibres	3	1		3	1
Wood Pellets: Industrial	—	—		—	(342)
Wood Pellets: NEWP	—	—		—	—
Total segment other operating expenses	$102,206	$27,431		$102,202	$27,083
Operating income (loss)
East Dubuque	$41,184	$31,598		$57,214	$42,832
Pasadena	(100,929)	(33,519)		(100,743)	(34,278)
Fulghum Fibres	2,630	(583)		3,673	2,956

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Wood Pellets: Industrial	(10,301)	(3,261)	(14,668)	(5,006)
Wood Pellets: NEWP	1,565	794	2,806	794
Total segment operating income (loss)	$(65,851)	$(4,971)	$(51,718)	$7,298
Interest expense
East Dubuque	$17	$22	$36	$44
Pasadena	—	—	—	—
Fulghum Fibres	580	581	1,119	1,118
Wood Pellets: Industrial	400	—	516	—
Wood Pellets: NEWP	150	81	290	81
Total segment interest expense	$1,147	$684	$1,961	$1,243
Net income (loss)
East Dubuque	$41,197	$31,578	$57,219	$42,787
Pasadena	(99,526)	(33,546)	(99,363)	(34,332)
Fulghum Fibres	3,057	(951)	1,965	902
Wood Pellets: Industrial	(10,699)	(3,201)	(15,378)	(5,044)
Wood Pellets: NEWP	1,538	742	2,680	742
Total segment net income (loss)	$(64,433)	$(5,378)	$(52,877)	$5,055
Reconciliation of segment net income (loss) to consolidated net loss:
Segment net income (loss)	$(64,433)	$(5,378)	$(52,877)	$5,055
RNP - partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,322)	(2,169)	(4,516)	(4,485)
RNP - partnership and unallocated expenses recorded as other expense	(31)	—	(60)	—
RNP - unallocated interest expense	(5,529)	(4,787)	(10,538)	(9,769)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(4,527)	(7,756)	(8,390)	(14,581)
Corporate and unallocated depreciation and amortization expense	(139)	(132)	(282)	(265)
Corporate and unallocated income (expenses) recorded as other income (expense)	(3)	(1,191)	1	(1,183)
Corporate and unallocated interest expense	(1,494)	(20)	(1,588)	(324)
Corporate income tax expense	(1)	(33)	(36)	(37)
Loss from discontinued operations, net of tax	(232)	(1,567)	(379)	(3,038)
Consolidated net loss	$(78,711)	$(23,033)	$(78,665)	$(28,627)

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Total assets
East Dubuque	$189,424	$186,508
Pasadena	105,997	193,737
Fulghum Fibres	200,153	197,418
Wood Pellets: Industrial	158,166	149,021
Wood Pellets: NEWP	64,760	56,134
Total segment assets	$718,500	$782,818
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$718,500	$782,818
RNP - partnership and other	32,624	34,071
Corporate and other	18,994	9,279
Discontinued operations	1,827	1,982
Consolidated total assets	$771,945	$828,150

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(in thousands)
Capital expenditures
East Dubuque	$12,182	$10,985
Pasadena	4,177	24,802
RNP - partnership and other	—	—
Fulghum Fibres	6,963	7,842
Wood Pellets: Industrial	23,005	45,818
Wood Pellets: NEWP	631	58
Corporate and other	621	811
Discontinued operations	—	—
Total capital expenditures	$47,579	$90,316

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014		2015	2014
	(in thousands)
United States	$136,278	$134,001		$231,091	$204,480
Canada	2,544	667		4,208	667
Other	10,956	4,532	(1)	20,089	16,372	(1)
Total revenues	$149,778	$139,200		$255,388	$221,519

The following table sets forth assets by geographic area:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
United States	$567,044	$637,271
Canada	158,214	149,021
Other	46,687	41,858
Total assets	$771,945	$828,150

(1)

Previously reported amount for Fulghum Fibres’ revenues were $19,836 for three months ended June 30, 2014 and $48,387 for six months ended June 30, 2014.  Previously reported amount for revenues by geographic area - other were $5,222 for three months ended June 30, 2014 and $19,574 for six months ended June 30, 2014. Reduction to each of $690 and $3,202 for three and six months ended June 30, 2014, respectively, is described in Note 2 — Revision of Previously Reported Revenues and Cost of Sales.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except for per share data)
Numerator:
Loss from continuing operations attributable to Rentech common shareholders	$(53,182)	$(19,078)	$(57,984)	$(24,595)
Less: Income from continuing operations allocated to participating securities	—	—	—	—
Loss from continuing operations allocated to common shareholders	$(53,182)	$(19,078)	$(57,984)	$(24,595)
Numerator:
Loss from discontinued operations attributable to Rentech common shareholders	$(232)	$(1,567)	$(379)	$(3,038)
Less: Income from discontinued operations allocated to participating securities	—	—	—	—
Loss from discontinued operations allocated to common shareholders	$(232)	$(1,567)	$(379)	$(3,038)
Numerator:
Net loss attributable to Rentech common shareholders	$(53,414)	$(20,645)	$(58,363)	$(27,633)
Less: Income allocated to participating securities	—	—	—	—
Net loss allocated to common shareholders	$(53,414)	$(20,645)	$(58,363)	$(27,633)
Denominator:
Weighted average common shares outstanding	229,648	227,792	229,507	227,661
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	—	—	—
Common stock options	—	—	—	—
Restricted stock	—	—	—	—
Diluted shares outstanding	229,648	227,792	229,507	227,661
Basic:
Continuing operations	$(0.23)	$(0.08)	$(0.25)	$(0.11)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net loss per common share	$(0.23)	$(0.09)	$(0.25)	$(0.12)
Diluted:
Continuing operations	$(0.23)	$(0.08)	$(0.25)	$(0.11)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net loss per common share	$(0.23)	$(0.09)	$(0.25)	$(0.12)

For the three and six months ended June 30, 2015, 59.4 million shares of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2014, 60.6 million shares of Common Stock issuable pursuant to stock options, stock warrants,  restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Pro Forma Net Loss per Common Share Allocated to Rentech (Unaudited)

The table below shows the impact of a 1-for-10 reverse stock split (See Note 19 – Subsequent Events) on net loss per common share allocated to Rentech. The unaudited pro forma calculations have been prepared as if the reverse stock split had taken place on January 1, 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except for per share data)
Numerator:
Loss from continuing operations attributable to Rentech common shareholders	$(53,182)	$(19,078)	$(57,984)	$(24,595)
Less: Income from continuing operations allocated to participating securities	—	—	—	—
Loss from continuing operations allocated to common shareholders	$(53,182)	$(19,078)	$(57,984)	$(24,595)
Numerator:
Loss from discontinued operations attributable to Rentech common shareholders	$(232)	$(1,567)	$(379)	$(3,038)
Less: Income from discontinued operations allocated to participating securities	—	—	—	—
Loss from discontinued operations allocated to common shareholders	$(232)	$(1,567)	$(379)	$(3,038)
Numerator:
Net loss attributable to Rentech common shareholders	$(53,414)	$(20,645)	$(58,363)	$(27,633)
Less: Income allocated to participating securities	—	—	—	—
Net loss allocated to common shareholders	$(53,414)	$(20,645)	$(58,363)	$(27,633)
Denominator:
Weighted average common shares outstanding	22,965	22,779	22,951	22,766
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	—	—	—
Common stock options	—	—	—	—
Restricted stock	—	—	—	—
Diluted shares outstanding	22,965	22,779	22,951	22,766
Basic:
Continuing operations	$(2.32)	$(0.84)	$(2.53)	$(1.08)
Discontinued operations	$(0.01)	$(0.07)	$(0.02)	$(0.13)
Net loss per common share	$(2.33)	$(0.91)	$(2.54)	$(1.21)
Diluted:
Continuing operations	$(2.32)	$(0.84)	$(2.53)	$(1.08)
Discontinued operations	$(0.01)	$(0.07)	$(0.02)	$(0.13)
Net loss per common share	$(2.33)	$(0.91)	$(2.54)	$(1.21)

Note 19 — Subsequent Events

Distributions

RNP declared a cash distribution to its common unitholders for the second quarter of 2015 of $1.00 per unit, which will result in total distributions of $39.1 million, including payments to phantom unitholders. The Company will receive a distribution of $23.2 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on August 28, 2015 to unitholders of record at the close of business on August 21, 2015.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Reverse Stock Split

The Company announced that it will effect a 1-for-10 reverse stock split of Common Stock. On August 20, 2015, each ten shares of Rentech’s issued and outstanding common stock and equivalents will be converted into one share of Common Stock and will begin trading on a split-adjusted basis.

The reverse stock split will affect all issued and outstanding shares of the Company's common stock, as well as common stock underlying stock options, restricted stock units, warrants and preferred stock outstanding immediately prior to the effectiveness of the reverse stock split. The reverse stock split will proportionally reduce the total number of shares of Common Stock outstanding from approximately 230 million to approximately 23 million. Concurrent with the reverse stock split, the number of authorized shares of Common Stock will be reduced from 450 million to 45 million.

No fractional shares will be issued in connection with the reverse stock split. Any fractional share of Common Stock that would otherwise have resulted from the reverse stock split will be converted into cash payments equal to such fraction multiplied by the closing trading price of Common Stock on August 19, 2015, the last trading day immediately preceding the effective date of the reverse stock split.

Proposed Merger

On August 9, 2015, RNP entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which the Partnership and the General Partner will merge with affiliates of CVR Partners, L.P. (“CVR Partners”), and the Partnership will cease to be a public company and will become a wholly-owned subsidiary of CVR Partners (the “Merger”). Upon closing of the Merger, each outstanding unit of the Partnership will be exchanged for 1.04 common units of CVR Partners and $2.57 in cash. The Merger Agreement contemplates that the Partnership will either sell its Pasadena Facility to a third party or spin-out ownership of the Pasadena Facility to the Partnership unitholders prior to the closing of the Merger. The merger consideration therefore does not include any consideration attributable to the Pasadena Facility. Consummation of the Merger is subject to certain conditions, including approval from our unitholders, the effectiveness of a registration statement on Form S-4 relating to the unit component of the merger consideration and the expiration or termination of any waiting periods under applicable antitrust and competition laws. The Merger Agreement includes customary termination provisions, including a provision allowing RNP to terminate the Merger Agreement to enter into a “superior proposal” upon payment of a termination fee. The Company has agreed, subject to certain terms and conditions, to vote its approximately 60% stake in the Partnership in favor of the transaction. Subject to satisfaction of the closing conditions and receipt of the required approvals, it is expected that the Merger will close in the fourth calendar quarter of 2015.

Proposed Redemption of Preferred Stock and Reduction of Indebtedness

In connection with the Merger Agreement, RNHI, the Company and certain of its other subsidiaries entered into a Waiver and Amendment of Certain Loan and Equity Documents, dated as of August 9, 2015 (the “Waiver”).  The Waiver covers (i) the A&R GSO Credit Agreement, (ii) that certain Amended and Restated Guaranty Agreement, dated as of February 12, 2015 (as amended or modified to date, the “Guaranty”), by and among the Company and certain of its subsidiaries in favor of Credit Suisse AG, Cayman Islands Branch (the “Agent”) and (iii) the Subscription Agreement.

Pursuant to the Waiver, the lenders under the A&R GSO Credit Agreement, the Agent and GSO Capital, as applicable, agreed to waive compliance with the A&R GSO Credit Agreement, Guaranty, and certain restrictions in the Subscription Agreement, solely to the extent they restrict or prohibit the Company, RNHI, the Partnership, and Rentech Nitrogen GP, LLC’s ability to enter into the Merger Agreement and an agreement to vote in favor of the Merger , or to consummate the transactions contemplated thereby.  The Waiver also attaches drafts of an amended and restated credit agreement (“A&R Credit Agreement”), amended and restated guaranty (“A&R Guaranty”) and a preferred equity exchange and discharge agreement (the “Exchange Agreement”) relating to the Series E Convertible Preferred Stock of the Company, each of which would be entered into at the closing under the Merger Agreement.

The A&R Credit Agreement and the Exchange Agreement will provide for, among other items, the following:

•

At the closing of the Merger, $50 million of the existing Tranche A Term Loan will be repaid in exchange for CVR common units (valued using the preceding 60 day volume weighted average price, less a 15% discount), plus payment of accrued and unpaid interest and the 1% prepayment premium in cash.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

•

At the closing of the Merger, the Company and funds associated with GSO Capital (the “GSO Funds”) will exchange all $100 million of the Series E Preferred Stock held by the GSO Funds for $90 million of CVR common units and $10 million of Company Common Stock (valued using the preceding 60 day volume weighted average price of the relevant equity security, less a 15% discount).

•

For a period of six months following the expiration of the 180 lock-up period that will apply to the CVR common units described above, the Company will have a call right to acquire any of the CVR common units described above which are still held by GSO at a price per unit equal to 150% of 60 day volume weighted average price at closing.

•	At the closing of the Merger, the existing $18 million Tranche C Loans commitment will be terminated.

•

After the closing of the Merger, the remaining $45 million of Tranche B Loans will accrue interest at LIBOR plus 7%, with a LIBOR floor of 1%, with a similar collateral and covenant package to the existing loans.

•

The GSO Fund’s right to designate two directors will expire upon the exchange of the Preferred stock and instead they will have (a) one director appointed by the GSO Funds to remain in office until the Company’s next annual meeting and (b) thereafter the GSO Funds will have the right to nominate one director to the Company’s board of directors so long as they continue to hold 75% of the shares of Company Common Stock received under the Exchange Agreement.

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

•

additional costs for unforeseen engineering problems, unavailability or failure of necessary equipment, or plant enhancements needed, but currently unknown, or other unforeseen events, at the Atikokan and Wawa Facilities;

•	our ability to ramp up production to full capacity at the Atikokan and Wawa Facilities on the schedule we currently anticipate;
•

risks associated with the process of exploring and evaluating potential strategic alternatives for RNP, including there being no assurance that the strategic review process will result in the identification or consummation of any transaction, and that any such transaction, if consummated, will yield additional value for us;

•	our ability to improve results of operations at our Pasadena Facility;
•	the volatile nature of our nitrogen fertilizer business and its ability to remain profitable;
•	our ability to recover the costs of our raw materials through sales of products made from such raw materials, considering the volatility in the prices of our products and raw materials;
•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;
•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen fertilizer and wood pellet products;
•	any interruption in the supply, or rise in the price levels, of natural gas, ammonia, sulfur, and other essential raw materials;
•	our dependence on our customers and distributors to purchase and transport goods purchased from us;
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

OVERVIEW OF OUR BUSINESS

We are a leading provider of wood fibre processing services, high-quality wood chips and wood pellets. Our processing business includes Fulghum, which operates 30 wood chipping mills in the United States and South America. It provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America. Our wood pellet business includes our Atikokan and Wawa Facilities and NEWP. The Atikokan and Wawa Facilities are expected to have a combined annual production capacity of 560,000 metric tonnes, and NEWP’s expected annual capacity is 300,000 tons. Wood pellets produced at Atikokan are being used primarily for utility power generation in Canada and pellets produced at Wawa will soon be used for utility power generation in the United Kingdom. The Atikokan Facility is currently in the ramp up phase and producing wood pellets. We are in the process of replacing one of the power transformers and will need to modify the truck dump hopper and repair or replace some of the plant’s conveyance systems. The Atikokan Facility may still reach full capacity by the end of February 2016, however, the timing could shift by several months depending on the degree of modifications needed to correct the material handling equipment issues and any other possible issues that may arise during ramp-up. Most of the equipment at the Wawa Facility has been commissioned and the plant is producing a limited quantity of wood pellets. However, we discovered that we will need to modify the front end system of the facility that handles logs and feeds them into the chipper and modify or replace a significant portion of the plant’s conveyors that handle chips and pellets. Taking into account the time required to correct the log in-feed equipment and conveyance systems, we now expect the Wawa Facility to operate at full capacity in the second half of 2016, instead of mid-2016. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets, operating four wood pellet facilities in the Northeast. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

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

Our operating results to date in 2015 have been affected by both negative and positive factors. Although operating results at the Pasadena Facility have improved to positive EBITDA, we recorded a large asset impairment of $101.8 million for our Pasadena Facility due to our conclusion that RNP’s process to evaluate strategic alternatives made it more likely than not that that facility would be sold before the end of its economic life. This conclusion required the consideration of estimated proceeds from such a sale in the estimate of future cash flows used to calculate the fair value of the facility. Our East Dubuque Facility has improved its production levels and delivered operating results significantly better than those in 2014 periods, and benefitted from the receipt of $4.4 million of insurance proceeds from claims under coverage for business interruption related to the fire that occurred in 2013. The results and outlook for our Wood Pellets: Industrial segment depend primarily on results from the Atikokan and Wawa Facilities. Those plants are now producing pellets. Production levels at the Atikokan Facility during the ramp-up phase have exceeded our expectations. However, combined output and losses for the plants are worse than we expected due to significant problems in the material-handling equipment installed at the Wawa Facility and the need for some corrective actions at Atikokan. Correcting those problems will result in additional expenditures that may push our total expected construction spending to $145.0 million, and such estimates currently have significant uncertainty. As a result of the expected delays in production at the Wawa Facility, we have amended the contract and incurred penalties with Drax and need to amend our contract with Canadian National Railway Company. NEWP continues to perform well and is meeting expectations, with the Allegheny Acquisition contributing as expected. Fulghum’s cost controls have reduced our per-unit costs, which together with improved performance in South America, has improved the results and outlook for Fulghum compared to 2014 periods and compared to our expectations for 2015. Fulghum also recorded an insurance settlement related to the fire in Woodland, Maine, that created a gain of $1.6 million. In February of 2015, we signed the A&R GSO Credit Agreement, which provided up to $63 million of capacity under certain circumstances. Up to $18 million is still available under certain circumstances under that facility.  We expect that Rentech’s current sources of liquidity are adequate to provide for our expected needs during the next twelve months, but we have relatively small liquidity cushions to absorb unexpected events (see “Liquidity and Capital Resources”). We expect RNP’s current sources of liquidity to be adequate with substantial cushions in place.

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

Seasonality

Our East Dubuque Facility

Our business is seasonal, based on planting, growing and harvesting cycles. Consequently, operating results for the interim periods do not necessarily indicate expected results for the year. The following table shows product tonnage shipped by our East Dubuque Facility by quarter for the six months ended June 30, 2015 and for each comparable quarter in the years ended December 31, 2014, 2013 and 2012.

	2015	2014	2013	2012
	(in thousands)
Quarter ended March 31	111	92	110	92
Quarter ended June 30	178	193	144	160
Quarter ended September 30	n/a	145	176	180
Quarter ended December 31	n/a	137	70	133
Total Tons Shipped	289	567	500	565

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

Our Pasadena Facility

Significant seasonality and weather factors affect demand, pricing and timing of deliveries for our Pasadena Facility’s domestic agricultural products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decreasing in the summer, and increasing again in the fall. Sales prices of these products are adjusted seasonally in order to facilitate distribution of the products throughout the year. Sales to Australia, Brazil and New Zealand may partially offset this domestic seasonal pattern because they are in the southern hemisphere. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity and demand at targeted sales prices for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility. We also have an arrangement with IOC that permits us to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near our end customers. We manage our storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to reduce or cease production of the product until capacity became available. Our Pasadena Facility’s fertilizer products are typically sold on the spot market for immediate delivery and, to a much lesser extent, under prepaid contracts for future delivery at fixed prices. The following table shows product tonnage shipped by our Pasadena Facility by quarter for the six months ended June 30, 2015 and for each quarter in the years ended December 31, 2014 and 2013.

	2015	2014	2013
	(in thousands)
Quarter ended March 31	163	155	110
Quarter ended June 30	167	215	178
Quarter ended September 30	n/a	205	202
Quarter ended December 31	n/a	176	140
Total Tons Shipped	330	751	630

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

Wood Pellet Business — Industrial

We do not expect significant seasonality in our profits from our Atikokan and Wawa Facilities, although we do expect to recognize revenue and receive cash in large increments with each shipment by vessel for exported pellets. We expect each vessel to contain approximately 50,000 metric tonnes, and we will recognize revenue and receive cash payments upon each shipment. We have entered into long-term off-take contracts with Drax and OPG, which are utility companies that operate throughout the year. Once we begin operating the Atikokan and Wawa Facilities at full capacity, we intend to produce wood pellets from these facilities year-round to meet these contractual requirements. Ground conditions during the wet season referred to as “spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood to supply pellet production. We expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months to mitigate this potential interruption of wood supply. This inventory build-up may increase our working capital requirements. The Port of Quebec typically remains ice-free during the winter months, which we expect will reduce the risk of interruptions in shipments to Drax. Because shipments to Drax will occur in large vessels, quarterly or annual revenues and profits could fluctuate depending on the timing and number of shipments in each period, particularly until we reach full production capacity at the Wawa Facility.

Wood Pellet Business — NEWP

Since NEWP’s wood pellets are used for heating, its sales are seasonal. We typically ship the highest volume of tons from our NEWP facilities during the third and fourth quarters of each year. During the last two years, approximately 60% of total annual volumes were shipped in the second half of the year. The next highest volume of tons shipped is typically during the first quarter of each year, followed by the second quarter of each year. As a result of the seasonality of shipments and sales, we expect to experience significant fluctuations in NEWP’s revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product demand and deliveries. To accommodate NEWP’s seasonal sales, we build up NEWP’s finished goods inventory from March through August of each year. This inventory build-up typically increases our working capital requirements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
East Dubuque	$72,060	$73,943	$108,812	$102,434
Pasadena	37,793	39,666	70,215	67,455
Fulghum Fibres	25,723	19,146	48,377	45,185
Wood Pellets: Industrial	2,544	667	4,208	667
Wood Pellets: NEWP	11,658	5,778	23,776	5,778
Total revenues	$149,778	$139,200	$255,388	$221,519
Gross profit (loss)
East Dubuque	$42,680	$32,952	$60,121	$45,350
Pasadena	2,046	(4,733)	3,388	(3,367)
Fulghum Fibres	4,278	2,019	7,985	6,150
Wood Pellets: Industrial	(3,058)	114	(3,462)	114
Wood Pellets: NEWP	2,595	1,087	4,818	1,087
Total gross profit	$48,541	$31,439	$72,850	$49,334
Operating income (loss)
East Dubuque	$41,184	$31,598	$57,214	$42,832
Pasadena	(100,929)	(33,519)	(100,743)	(34,278)
Fulghum Fibres	2,630	(583)	3,673	2,956
Wood Pellets: Industrial	(10,301)	(3,261)	(14,668)	(5,006)
Wood Pellets: NEWP	1,565	794	2,806	794
Total segment operating income (loss)	$(65,851)	$(4,971)	$(51,718)	$7,298
Net income (loss)
East Dubuque	$41,197	$31,578	$57,219	$42,787
Pasadena	(99,526)	(33,546)	(99,363)	(34,332)
Fulghum Fibres	3,057	(951)	1,965	902
Wood Pellets: Industrial	(10,699)	(3,201)	(15,378)	(5,044)
Wood Pellets: NEWP	1,538	742	2,680	742
Total segment net income (loss)	$(64,433)	$(5,378)	$(52,877)	$5,055
Reconciliation of segment net income (loss) to consolidated net loss:
Segment net income (loss)	$(64,433)	$(5,378)	$(52,877)	$5,055
RNP - partnership and unallocated expenses recorded as selling, general and administrative expenses	(2,322)	(2,169)	(4,516)	(4,485)
RNP - partnership and unallocated expenses recorded as other expense	(31)	—	(60)	—
RNP - unallocated interest expense	(5,529)	(4,787)	(10,538)	(9,769)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(4,527)	(7,756)	(8,390)	(14,581)
Corporate and unallocated depreciation and amortization expense	(139)	(132)	(282)	(265)
Corporate and unallocated income (expenses) recorded as other income (expense)	(3)	(1,191)	1	(1,183)
Corporate and unallocated interest expense	(1,494)	(20)	(1,588)	(324)
Corporate income tax expense	(1)	(33)	(36)	(37)
Loss from discontinued operations, net of tax	(232)	(1,567)	(379)	(3,038)
Consolidated net loss	$(78,711)	$(23,033)	$(78,665)	$(28,627)

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014:

Continuing Operations

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
East Dubuque	$72,060	$73,943	$108,812	$102,434
Pasadena	37,793	39,666	70,215	67,455
Total RNP	109,853	113,609	179,027	169,889
Fulghum Fibres	25,723	19,146	48,377	45,185
Wood Pellets: Industrial	2,544	667	4,208	667
Wood Pellets: NEWP	11,658	5,778	23,776	5,778
Total revenues	$149,778	$139,200	$255,388	$221,519

East Dubuque

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	79	$46,032	72	$39,705
UAN	62	17,605	82	25,329
Urea (liquid and granular)	17	6,719	14	6,989
Carbon dioxide (CO2)	18	594	22	742
Nitric acid	2	967	3	1,060
Other	N/A	143	N/A	118
Total - East Dubuque	178	$72,060	193	$73,943

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	110	$61,930	79	$43,240
UAN	110	30,479	131	38,353
Urea (liquid and granular)	33	13,548	27	12,729
Carbon dioxide (CO2)	32	1,082	42	1,435
Nitric acid	4	1,519	6	2,041
Other	N/A	254	N/A	4,636
Total - East Dubuque	289	$108,812	285	$102,434

We generate revenue from the sale of nitrogen fertilizer products manufactured at our East Dubuque Facility. Our East Dubuque Facility produces ammonia, UAN, liquid and granular urea, which are nitrogen fertilizers that use natural gas as a feedstock. We also produce nitric acid and food-grade CO2. Nitrogen fertilizer products are used primarily in the production of corn. Revenues are seasonal based on the planting, growing, and harvesting cycles.

Revenues for the three months ended June 30, 2015 were $72.1 million, compared to $73.9 million for the same period in the prior year. The decrease was primarily due to lower sales volumes and prices for UAN, partially offset by higher sales volumes and prices for ammonia. Revenues for the six months ended June 30, 2015 were $108.8 million, compared to $102.4 million for the same period in the prior year. The increase was primarily due to higher sales volumes and prices for ammonia, partially offset by lower sales volumes and prices for UAN, and lower natural gas sales.

Ammonia deliveries increased due to strong demand from agricultural and industrial customers and an increase in production, due to expansion, leading into the spring planting season. Volumes were low in 2014 because production was interrupted by a planned turnaround and a fire in the fourth quarter of 2013, and production was purposely reduced in order to sell natural gas at high prices in the first quarter of 2014. UAN deliveries decreased due to greater demand for ammonia and lower priced urea, and wet conditions during the UAN application period.

Average sales prices per ton for the three months ended June 30, 2015 were 6% higher for ammonia and 7% lower for UAN, as compared with the same period in the prior year. These two products comprised 88% of our East Dubuque Facility’s revenues for the three months ended June 30, 2015 and 88% for the same period last year. Average sales prices per ton for the six months ended June 30, 2015 were 3% higher for ammonia and 5% lower for UAN, as compared with the same period in the prior year. These two products comprised 85% of our East Dubuque Facility’s revenues for the six months ended June 30, 2015 and 80% for the same period in the prior year. The increase in ammonia prices is due primarily to an increase in demand due to ideal conditions for applying ammonia. The decrease in UAN prices is due primarily to lower demand for UAN.

Other revenues consist of natural gas sales and nitrous oxide emission reduction credits. We occasionally sell natural gas when purchase commitments exceed production requirements or storage capacities, or when the margin from selling natural gas significantly exceeds the margin from producing additional ammonia. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain.

Pasadena

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	116	$31,528	174	$35,074
Sulfuric acid	36	2,961	20	1,902
Ammonium thiosulfate	15	2,868	21	2,232
Other	N/A	436	N/A	458
Total - Pasadena	167	$37,793	215	$39,666

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	218	$56,643	286	$56,468
Sulfuric acid	74	6,326	41	3,673
Ammonium thiosulfate	38	6,271	43	6,332
Other	N/A	975	N/A	982
Total - Pasadena	330	$70,215	370	$67,455

We generate revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produces ammonium sulfate and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid. These fertilizer products are used in growing corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. Revenues from domestic sales are seasonal based on planting, growing, and harvesting cycles. Planting seasons in the Southern Hemisphere are typically opposite those in the United States, thus ammonium sulfate international sales partially offset domestic seasonality.

Revenues for the three months ended June 30, 2015 were $37.8 million, compared to $39.7 million for the same period in the prior year. The decrease was due to lower sales volumes for ammonium sulfate and ammonium thiosulfate, and lower sales prices for sulfuric acid, partially offset by higher sales prices for ammonium sulfate and ammonium thiosulfate, and higher sales volume for sulfuric acid. Revenues for the six months ended June 30, 2015 were $70.2 million, compared to $67.5 million for the same period in the prior year. The increase was due to higher sales prices for ammonium sulfate and ammonium thiosulfate, and higher sales volumes for sulfuric acid, partially offset by lower sales volumes for ammonium sulfate and ammonium thiosulfate, and lower sales prices for sulfuric acid.

Average sales prices per ton increased by 35% for ammonium sulfate and decreased by 12% for sulfuric acid for the three months ended June 30, 2015, as compared with the same period in the prior year. These two products comprised 91% of our Pasadena Facility’s revenues for the three months ended June 30, 2015 and 93% for the same period in the prior year. Average sales prices per ton increased by 32% for ammonium sulfate and decreased by 5% for sulfuric acid for the six months ended June 30, 2015, as compared with the same period in the prior year. These two products comprised 90% of our Pasadena Facility’s revenues for the six months ended June 30, 2015 and 89% for the same period in the prior year. Ammonium sulfate sales prices increased due to a higher percentage of sales in the domestic market; continued demand for ammonium sulfate as retailers move away from ammonium nitrate; and production issues at other North American facilities. As part of our restructuring plan, we reduced our historically low-margin sales to Brazil. We had no ammonium sulfate sales to Brazil during the three months ended June 30, 2015, while 36% of ammonium sulfate sales were to Brazil during the three months ended June 30, 2014. Only 2% of ammonium sulfate sales were to Brazil during the six months ended June 30, 2015, while 37% of ammonium sulfate sales were to Brazil during the six months ended June 30, 2014.

The higher sales volumes for sulfuric acid and lower sales volumes for ammonium sulfate were the result of our restructuring plan implemented in late 2014. In addition to reducing sales to Brazil, the restructuring plan included reducing expected annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. Sulfuric acid is a component in the production of ammonium sulfate. With reduced production of ammonium sulfate, less sulfuric acid is needed, which results in more sulfuric acid being available for sale.

During the second quarter of 2015, the sulfuric acid plant operated at reduced rates, due to a crack on the boiler exit duct. The crack was repaired during planned downtime in July 2015, and the sulfuric acid plant has subsequently operated at full rates.

Fulghum Fibres

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Services	$17,301	$17,139	$33,905	$35,387
Product	8,422	2,007	14,472	9,798
Total revenues - Fulghum	$25,723	$19,146	$48,377	$45,185

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

Revenues were $25.7 million for the three months ended June 30, 2015, compared to $19.1 million for the same period last year. Revenues from operations in the United States were $14.8 million for the second quarter of 2015, as compared to $14.6 million in the prior year period. Revenues in the second quarter of 2014 were lower as a result of the fire at our Maine mill in March of last year. Revenues from operations in South America were $10.9 million for the second quarter of 2015, as compared to $4.5 million in the prior year period. The increase in South America revenues was primarily due to higher biomass product sales domestically and chip sales to Asia in the second quarter of 2015 as compared to 2014. Our mills in the United States and South America processed 3.6 million green metric tonnes, or GMT, of logs into wood chips and residual fuels for each of the second quarters of 2015 and 2014.

Revenues were $48.4 million for the six months ended June 30, 2015, compared to $45.2 million for the same period last year. Revenues from operations in the United States were $28.3 million during the six months ended June 30, 2015, as compared to $28.8 million in the prior year period. Volumes and revenues at a number of our U.S. mills were down due to wet and protracted winter weather earlier in the year. Revenues from operations in South America were $20.1 million during the six months ended June 30, 2015, as compared to $16.4 million in the prior year period. The increase in South America revenues was primarily due to higher biomass product sales domestically and chip sales to Asia during the six months ended June 30, 2015 as compared to the same period in the prior year. Our mills in the United States and South America processed 7.3 million GMT of logs into wood chips and residual fuels during the six months ended June 30, 2015, compared to 7.4 million GMT of logs during the six months ended June 30, 2014.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically utilities generating electricity. We began producing wood pellets at the Atikokan Facility in February 2015. Revenues were $2.5 million at the Atikokan Facility for the three months ended June 30, 2015, earned by delivering to OPG 13,500 metric tonnes of wood pellets, which were produced at the Atikokan Facility. Revenues were $4.2 million at the Atikokan Facility for the six months ended June 30, 2015, earned by delivering to OPG 22,700 metric tonnes of wood pellets, 20,800 of which were produced at the Atikokan Facility. Revenues were $0.7 million for wood pellets sold to industrial customers during the three and six months ended June 30, 2014. During the three and six months ended June 30, 2014, the Atikokan Project acquired and delivered to OPG 3,300 metric tonnes of wood pellets sourced from a third-party wood pellet producer.

The Atikokan Facility has completed commissioning and is in the ramp-up phase. We experienced a transformer failure and have been temporarily using a smaller transformer that causes us to operate the facility at reduced rates. In the third quarter of 2015, we intend to install the larger permanent transformer that will allow Atikokan to operate at full rates. In spite of the temporary transformer with lower capacity and some material handling equipment issues, the ramp-up phase at Atikokan has been proceeding better than our forecasts. During ramp-up, we identified the need to replace or repair the truck dump conveyor and hopper at the facility and the need to modify some of the conveyors at the plant. Atikokan may still reach full capacity in February 2016; however, the timing could shift by several months depending on the degree of modifications needed to correct the material handling equipment issues and any other possible issues that may arise during ramp-up.

Most of the equipment at the Wawa Facility has been commissioned and the plant is producing a limited quantity of wood pellets. However, we have discovered that we will need to modify the front end system of the facility that handles logs and feeds them into the chipper and modify or replace a significant portion of the plant’s conveyors that handle chips and pellets. These issues are preventing us from ramping up the plant to expected production levels. We expect to correct these issues during this fall and the first half of next year. Taking into account the time required to correct the log in-feed equipment and conveyance systems, we now expect the Wawa Facility to operate at full capacity in the second half of 2016, instead of in mid-2016.

Due to the expected delays in production at the Wawa Facility, we have again amended our delivery commitments under the Drax Contract. Under the August Amendment executed in August 2015, we have cancelled all 2015 deliveries and have agreed to a total penalty, which encompasses all amendments relating to 2015 shipments to date, of $2.6 million associated with costs for Drax to purchase replacement pellets and to cancel shipping commitments. Half of this penalty will be paid in cash by the end of 2015 and the remaining $1.3 million will be paid in the form of credits on the first two vessels delivered to Drax in 2016. In addition, 72,000 metric tonnes of the original 2015 pellet deliveries are being pushed to future years at 2015 pricing, which is expected to be lower than pricing in those future years under the original terms of the contract. We will also not fully meet our 2015 commitment under the Canadian National Contract. We are in negotiations with Canadian National Railway Company to amend that contract to allow the Company to make-up the 2015 shortfall in future contract years, but we could incur cash penalties.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States residential and commercial heating markets. Revenues were $11.7 million for the three months ended June 30, 2015 on deliveries of 57,000 tons of wood pellets. Revenues were $23.8 million for the six months ended June 30, 2015 on deliveries of 120,000 tons of wood pellets. Revenues were $5.8 million from May 1, 2014 through June 30, 2014 on deliveries of 28,000 tons of wood pellets. At the beginning of June 2015, we began to operate the Allegheny mill seven days a week. The previous owners operated the facility slightly over four days a week.

The increases in revenues reflect our ownership of NEWP for the six months of 2015 compared to only two months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of sales:
East Dubuque	$29,380	$40,991	$48,691	$57,084
Pasadena	35,747	44,399	66,827	70,822
Total RNP	65,127	85,390	115,518	127,906
Fulghum Fibres	21,445	17,127	40,392	39,035
Wood Pellets: Industrial	5,602	553	7,670	553
Wood Pellets: NEWP	9,063	4,691	18,958	4,691
Total cost of sales	$101,237	$107,761	$182,538	$172,185

East Dubuque

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the three months ended June 30, 2015 was $29.4 million, compared to $41.0 million for the same period in the prior year. The decrease in the cost of sales was primarily due to business interruption insurance proceeds and a decrease in natural gas and labor costs. During the three months ended June 30, 2015, we received $4.4 million in business interruption insurance proceeds relating to the 2013 fire. The decrease in natural gas costs was due to a $1.7 million unrealized gain on natural gas derivatives and a decrease in natural gas costs. Labor costs decreased due to lower sales volumes for UAN. Natural gas comprised 51% and labor costs comprised 16% of cost of sales on product shipments for the three months ended June 30, 2015. For the same period in the prior year, natural gas was 51% and labor was 14% of cost of sales.

Depreciation expense included in cost of sales was $5.3 million for the three months ended June 30, 2015 and $5.1 million for the same period in the prior year.

Cost of sales for the six months ended June 30, 2015 were $48.7 million, compared to $57.1 million for the same period in the prior year. The decrease in the cost of sales was primarily due to business interruption insurance proceeds and a decrease in natural gas costs. Decreased natural gas costs were due to a $4.2 million unrealized gain on natural gas derivatives and a decrease in natural gas costs. Natural gas comprised 47% and labor costs comprised 17% of cost of sales on product shipments for the six months ended June 30, 2015. For the same period in the prior year, natural gas was 51% and 15% of cost of sales.

Depreciation expense included in the cost of sales was $8.6 million for the six months ended June 30, 2015 and $7.3 million for the same period in the prior year. The increase in depreciation expense included in cost of sales was primarily due to the increase in ammonia sales volumes.

Pasadena

Cost of sales primarily consists of the cost of ammonia, sulfur, labor, depreciation and electricity. Cost of sales for the three months ended June 30, 2015 was $35.7 million, compared to $44.4 million for the same period in the prior year. The decrease in cost of sales was primarily due to selling a lower volume of ammonium sulfate and ammonium thiosulfate, partially offset by a higher volume of sulfuric acid and higher unit prices for sulfur. Ammonia and sulfur together comprised 58% of cost of sales for the three months ended June 30, 2015, compared to 55% for the same period in the prior year. Labor costs comprised 9% of cost of sales for each of the three months ended June 30, 2015 and 2014. For the three months ended June 30, 2015, we wrote down our ammonium sulfate inventory by $1.0 million because production costs exceeded net realizable value. During the same period in the prior year, we wrote down our ammonium sulfate inventory by $2.8 million.

Depreciation expense included in cost of sales was $2.2 million for the three months ended June 30, 2015 and $2.1 million for the same period in the prior year.

Cost of sales for the six months ended June 30, 2015 was $66.8 million, compared to $70.8 million for the same period in the prior year. The decrease in cost of sales was primarily due to selling a lower volume of ammonium sulfate and ammonium thiosulfate, partially offset by selling a higher volume of sulfuric acid and higher unit prices for sulfur. Ammonia and sulfur together comprised 62% of cost of sales for the six months ended June 30, 2015, compared to 61% for the same period in the prior year. Labor costs comprised 8% of cost of sales for each of the six months ended June 30, 2015 and 2014. For the six months ended June 30, 2015, we wrote down our ammonium sulfate inventory by $1.0 million. During the same period in the prior year, we wrote down our ammonium sulfate inventory by $2.8 million.

Depreciation expense included in cost of sales was $3.7 million for the six months ended June 30, 2015 and $2.9 million for the same period in the prior year. The increase in depreciation expense was primarily due to an increase in property, plant and equipment resulting from the completion of the power generation project in the first quarter of 2015 and the sulfuric acid converter project in 2014.

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the three months ended June 30, 2015 was $21.4 million, compared to $17.1 million for the same period in the prior year. The increase in cost of sales was primarily due to higher volumes and product costs associated with our wood chip and bark sales in South America, partially offset by reduced labor and maintenance costs at our U.S. chip processing mills as a result of cost control efforts. For the three months ended June 30, 2015, service costs represented 63% of our cost of sales, while product costs represented 37% of our costs of sales. For the same period last year, service costs represented 78% and product costs represented 22%. Labor costs comprised 38% of our service cost of sales for the three months ended June 30, 2015 and 40% for the same period in the prior year. Repairs and maintenance and utilities comprised 26% of our service cost of sales for each of the three-month periods ended June 30, 2015 and 2014. Depreciation expense included in cost of sales was $2.1 million during the three-month period ended June 30, 2015 and $1.8 million for the same period last year.

Cost of sales for the six months ended June 30, 2015 was $40.4 million, compared to $39.0 million for the same period in the prior year. For the six months ended June 30, 2015, service costs represented 66% of our cost of sales, while product costs represented 34% of our costs of sales. For the same period last year, service costs represented 67% and product costs represented 33%. Labor costs comprised 38% of our service cost of sales for the six months ended June 30, 2015 and 40% for the same period in the prior year. Repairs and maintenance and utilities comprised 24% of our service cost of sales for the six-month period ended June 30, 2015 and 34% for the same period in the prior year. Depreciation expense included in cost of sales was $4.2 million during the six-month period ended June 30, 2015 and $3.6 million for the same period last year.

Wood Pellets: Industrial

We began producing wood pellets at the Atikokan Facility in February 2015 and at the Wawa Facility in May 2015. Cost of sales primarily consists of wood fibre feedstock, labor, electricity, repair and maintenance, and depreciation. Cost of sales for the three months ended June 30, 2015 was $5.6 million. For the three months ended June 30, 2015, we wrote down our wood pellet inventory by $2.5 million because production costs per metric tonne exceeded the expected net realizable value per metric tonne, as certain fixed costs were amortized over small product volumes during this commissioning period. Wood fibre feedstock comprised 23%, depreciation comprised 12%, and labor costs comprised 7% of cost of sales for the three months ended June 30, 2015.

Cost of sales for the six months ended June 30, 2015 was $7.7 million. For the six months ended June 30, 2015, we wrote down our wood pellet inventory by $2.5 million. Wood fibre feedstock comprised 25%, depreciation comprised 14%, and labor costs comprised 9% of cost of sales for the six months ended June 30, 2015.

During the three and six months ended June 30, 2014, cost of sales primarily consisted of purchasing and transporting wood pellets produced by a third party in order to meet our obligation to OPG. Wood pellet purchases in cost of sales were $0.5 million during the three and six months ended June 30, 2014.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the three months ended June 30, 2015 was $9.1 million. For the three months ended June 30, 2015, wood fibre feedstock comprised 51% of cost of sales, while packaging accounted for 12%, labor 7%, and electricity and freight 5% each. Depreciation expense included in the cost of sales was $0.6 million for three months ended June 30, 2015.

Cost of sales for the six months ended June 30, 2015 was $19.0 million. For the six months ended June 30, 2015, wood fibre feedstock comprised 50% of cost of sales, while packaging accounted for 12%, electricity and labor 7% each and freight 3%. Depreciation expense included in the cost of sales was $1.4 million for six months ended June 30, 2015.

Cost of sales from May 1, 2014 through June 30, 2014 was $4.7 million. During this period, wood fibre comprised 48% of cost of sales, while packaging accounted for 12%, labor and electricity 6% each, and freight 5%. Depreciation expense included in the cost of sales during this period was $0.3 million. Cost of sales during this period also included a $0.2 million write-up of inventory to fair value as part of the NEWP Acquisition.

The increases in cost of sales reflect our ownership of NEWP for the six months of 2015 compared to only two months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Gross Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Gross Profit (Loss):
East Dubuque	$42,680	$32,952	$60,121	$45,350
Pasadena	2,046	(4,733)	3,388	(3,367)
Total RNP	44,726	28,219	63,509	41,983
Fulghum Fibres	4,278	2,019	7,985	6,150
Wood Pellets: Industrial	(3,058)	114	(3,462)	114
Wood Pellets: NEWP	2,595	1,087	4,818	1,087
Total gross profit	$48,541	$31,439	$72,850	$49,334

East Dubuque

Gross profit was $42.7 million for the three months ended June 30, 2015, compared to $33.0 million for the same period in the prior year. Gross profit margin was 59% for the three months ended June 30, 2015, compared to 45% for the same period in the prior year. Gross profit was $60.1 million for the six months ended June 30, 2015, compared to $45.4 million for the same period in the prior year. Gross profit margin was 55% for the six months ended June 30, 2015, compared to 44% for the same period in the prior year. The increases in gross profit and gross margin were primarily due to higher sales volumes and prices for ammonia, business interruption insurance proceeds and unrealized gains on natural gas derivatives, partially offset by lower sales volumes and prices for UAN. Gross profit margin, without business interruption insurance proceeds and natural gas derivatives, was 51% for the three months ended June 30, 2015, compared to 45%, without natural gas derivatives, for the same period in the prior year. Gross profit margin, without business interruption insurance proceeds and natural gas derivatives, was 47% for the six months ended June 30, 2015, compared to 45%, without natural gas derivatives, for the same period in the prior year.

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

Pasadena

Gross profit was $2.0 million for the three months ended June 30, 2015, compared to a gross loss of $4.7 million for the same period in the prior year. Gross profit margin for the three months ended June 30, 2015 was 5%, compared to gross loss margin of 12% for the same period in the prior year. Gross profit was $3.4 million for the six months ended June 30, 2015, compared to a gross loss of $3.4 million for the same period in the prior year. Gross profit margin for the six months ended June 30, 2015 was 5%, compared to gross loss margin of 5% for the same period in the prior year. The increases in gross profit and gross margin were primarily due to higher sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid and a decrease in the write down of inventories.

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

Fulghum Fibres

Gross profit was $4.3 million for the three months ended June 30, 2015 compared to $2.0 million for the same period last year. Gross profit margin for the three months ended June 30, 2015 was 17%, compared to gross profit margin of 11% for the same period in the prior year. Gross profit was $8.0 million for the six months ended June 30, 2015, compared to $6.2 million for the same period in the prior year. Gross profit margin for the six months ended June 30, 2015 was 17%, compared to gross profit margin of 14% for the same period in the prior year. The increases in gross profit and gross margin were due primarily to higher product sales volumes at our mills in South America and cost savings at our processing mills in the United States, partially offset by higher product costs associated with higher sales volume and higher depreciation expense. In addition, gross profits and gross margins were lower in the 2014 periods as a result of the fire at our Maine mill in March of last year.

Wood Pellets: Industrial

Gross loss for the three months ended June 30, 2015 was $3.1 million, compared to a gross profit of $0.1 million for the same period in the prior year. Gross loss margin was 120% for the three months ended June 30, 2015, compared to gross profit margin of 17% for the same period in the prior year. Results in 2014 reflect the purchase and sale of third party produced pellets before the Atikokan and Wawa Facilities were producing. Gross loss for the six months ended June 30, 2015 was $3.5 million, compared to a gross profit of $0.1 million for the same period in the prior year. Gross loss margin was 82% for the six months ended June 30, 2015, compared to gross profit margin of 17% for the same period in the prior year. The gross losses and gross loss margins in the 2015 periods were due to high operating costs relative to revenues during commissioning and ramp up of both the Atikokan and Wawa Facilities, including the related write down of inventory at the Wawa Facility by $2.5 million during the second quarter of 2015.

Wood Pellets: NEWP

Gross profit for the three months ended June 30, 2015 was $2.6 million, compared to $1.1 million for the period May 1, 2014 through June 30, 2014. Gross profit margin was 22% for the three months ended June 30, 2015, compared  to 19% for the period May 1, 2014 through June 30, 2014. Gross profit for the six months ended June 30, 2015 was $4.8 million, compared to $1.1 million for the period May 1, 2014 through June 30, 2014. Gross profit margin was 20% for the six months ended  June 30, 2015, compared to 19% for the period May 1, 2014 through June 30, 2014. The increases in gross profit reflect our ownership of NEWP for the six months of 2015 compared to only two months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating expenses:
East Dubuque	$1,497	$1,354	$2,908	$2,518
Pasadena	102,975	28,786	104,131	30,911
RNP - partnership and unallocated expenses	2,321	2,169	4,515	4,485
Total RNP	106,793	32,309	111,554	37,914
Fulghum Fibres	1,648	2,602	4,312	3,194
Wood Pellets: Industrial	7,243	3,375	11,206	5,120
Wood Pellets: NEWP	1,030	293	2,012	293
Corporate and unallocated expenses	4,667	7,903	8,672	14,861
Total operating expenses	$121,381	$46,482	$137,756	$61,382

East Dubuque

Operating expenses were $1.5 million for the three months ended June 30, 2015, compared to $1.4 million for the three months ended June 30, 2014.  Operating expenses were $2.9 million for the six months ended June 30, 2015, compared to $2.5 million for the six months ended June 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month period ended June 30, 2015 were $1.0 million, compared to $1.1 million for the same period in the prior year. Selling, general and administrative expenses for the six-month period ended June 30, 2015 were $2.3 million, compared to $2.2 million for the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was $0.1 million for the three months ended June 30, 2015, compared to $38,000 for the same period in the prior year. Depreciation and amortization expense included in operating expense was $0.1 million for each of the six months ended June 30, 2015 and 2014. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels. However, a portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense.

Pasadena

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense and impairment charges. Operating expenses were $103.0 million for the three months ended June 30, 2015, compared to

$28.8 million for the same period in the prior year. Operating expenses were $104.1 million for the six months ended June 30, 2015, compared to $30.9 million for the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2015 were $0.8 million, compared to $1.2 million for the same period in the prior year. Selling, general and administrative expenses for the six months ended June 30, 2015 were $1.6 million, compared to $3.1 million for the same period in the prior year. The decreases were primarily due to our 2014 restructuring.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was $0.4 million for the three months ended June 30, 2015, compared to $0.3 million for the same period in the prior year. Depreciation and amortization expense included in operating expense was $0.7 million for the six months ended June 30, 2015, compared to $0.6 million for the same period in the prior year. Depreciation and amortization expense represents primarily amortization of intangible assets. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels.

Pasadena Asset Impairment. Pasadena asset impairment was $101.8 million for the three and six months ended June 30, 2015. The impairment reduced property, plant and equipment by $81.3 million and eliminated intangible assets by $20.5 million. See “Note 11 — Property, Plant and Equipment” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Pasadena Goodwill Impairment. Pasadena goodwill impairment was $27.2 million for the three and six months ended June 30, 2014. There is no remaining goodwill associated with the Pasadena Facility.

RNP — Partnership and Unallocated Expenses

Partnership and unallocated expenses represent costs that relate directly to RNP and its subsidiaries but are not allocated to a segment within RNP. Partnership and unallocated expenses recorded in selling, general and administrative expenses consist primarily of business development expenses for RNP; unit-based compensation expense for executives of RNP; services from Rentech for executive, legal, finance, accounting, human resources and investor relations support in accordance with the services agreement between RNP and Rentech; audit and tax fees; legal fees; compensation for RNP partnership level personnel; certain insurance costs; and board expense. Partnership and unallocated expenses recorded in selling, general and administrative expenses for the three months ended June 30, 2015 were $2.3 million, compared to $2.2 million for the same period last year. Non-cash unit–based compensation expense, recorded in selling, general and administrative expenses, was $0.4 million for each of the three months ended June 30, 2015 and 2014. Partnership and unallocated expenses recorded in selling, general and administrative expenses for each of the six months ended June 30, 2015 and 2014 were $4.5 million. Non-cash unit–based compensation expense, recorded in selling, general and administrative expenses, was $0.7 million for the six months ended June 30, 2015, compared to $0.9 million for the same period last year.

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses for the three months ended June 30, 2015 were $0.9 million, compared to $1.7 million for the same period last year. Selling, general and administrative expenses were lower in the three months ended June 30, 2015 as compared to the period last year due primarily to reversal of joint venture costs and reductions in personnel and professional services costs.  These expenses are for general administrative purposes, such as costs associated with general management personnel, travel, legal, office space, consulting, and information technology. Depreciation and amortization expense included in operating expense for the three months ended June 30, 2015 was $0.7 million, compared to $0.9 million for the same period last year. The majority of depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Selling, general and administrative expenses for the six months ended June 30, 2015 were $2.6 million, compared to $3.1 million for the same period last year. Selling, general and administrative expenses were lower in the six months ended June 30, 2015 as compared to the period last year due primarily to reductions in personnel and professional services costs. Depreciation and amortization expense included in operating expense for the six months ended June 30, 2015 was $1.7 million, compared to $0.1 million for the same period last year. For the first quarter of 2014, amortization of unfavorable processing agreements exceeded amortization of favorable processing agreements resulting in a credit in depreciation and amortization expense.

Wood Pellets: Industrial

Operating expenses consist primarily of selling, general and administrative expenses, which include personnel costs, office expenses, travel, professional services, business development costs (including expenses associated with the Graanul joint venture), corporate allocations, and operational costs associated with the Atikokan and Wawa Facilities. Our operating expenses for the three and six months ended June 30, 2015 are not indicative of the amount of operating expenses we expect in the future now that the Atikokan Facility is operating and after the Wawa Facility is commissioned and operating. Certain expenses recorded as operating expenses during the first three and six months ended June 30, 2015 are now being capitalized to product inventory and included in cost of sales when the inventories are sold.

Operating expenses were $7.2 million for the three months ended June 30, 2015, compared to $3.4 million for the same period in the prior year. The increase was primarily due to the Drax settlement amount of $2.6 million and increases in rail car delivery and lease expenses of $1.0 million, partially offset by a decrease in consulting services of $0.6 million. In addition, we began allocating corporate costs to this business segment in 2015. These costs include services for executive, legal, finance, accounting, human resources, and investor relations support, and certain information technology costs. These allocations totaled $1.2 million for the three months ended June 30, 2015.

Operating expenses were $11.2 million for the six months ended June 30, 2015, compared to $5.1 million for the same period in the prior year. The increase was primarily due to the Drax settlement amount of $2.6 million and increases in rail car delivery and lease expenses of $1.6 million and insurance expense of $0.2 million, partially offset by a decrease in consulting services of $0.8 million. Corporate allocations totaled $2.4 million for the six months ended June 30, 2015. There were no corporate allocations to the Wood Pellets: Industrial segment in 2014.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization expense.

Selling, general and administrative expenses for the three months ended June 30, 2015 were $0.7 million, compared to $0.4 million for the period May 1, 2014 through June 30, 2014. Depreciation and amortization expense included in operating expense for the three months ended June 30, 2015 was $0.3 million, compared to $(0.1) million for the period May 1, 2014 through June 30, 2014. At the time of the NEWP Acquisition, we recorded customer relationships at their fair values as part of purchase accounting for the acquisition. Amortization of these customer relationships in the three months ended June 30, 2014 resulted in a credit in depreciation and amortization expense. The majority of depreciation expense relates to wood pellet processing assets and was recorded in cost of sales.

Selling, general and administrative expenses for the six months ended June 30, 2015 were $1.4 million, compared to $0.4 million for the period May 1, 2014 through June 30, 2014. Depreciation and amortization expense included in operating expense for the six months ended June 30, 2015 was $0.6 million, compared to $(0.1) million for the period May 1, 2014 through June 30, 2014.

The increases in operating expenses reflect our ownership of NEWP for the six months of 2015 compared to only two months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Corporate and Unallocated Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses include cash and non-cash personnel costs, acquisition related expenses, insurance costs, facilities expenses, information technology costs and professional services fees for legal, audit, tax and investor relations activities. Selling, general and administrative expenses were $4.5 million for the three-month period ended June 30, 2015, compared to $7.8 million for the same period last year. The decrease was primarily due to decreases in transaction costs of $2.3 million, non-cash equity-based compensation of $0.4 million, and travel expenses of $0.1 million, partially offset by increases in professional services fees of $0.5 million and information technology costs of $0.1 million. Allocation of corporate expenses to the Wood Pellets: Industrial segment accounted for $1.2 million of the decrease during the three months ended June 30, 2015. Non-cash equity-based compensation expense was $1.1 million for the three months ended June 30, 2015, compared to $1.5 million for the same period in the prior year.

Selling, general and administrative expenses were $8.4 million for the six-month period ended June 30, 2015, compared to $14.6 million for the same period last year. The decrease was primarily due to decreases in transaction costs of $2.9 million, non-cash equity-based compensation of $0.9 million, and travel expenses of $0.3 million, partially offset by increases in professional services fees of $0.5 million. Allocation of corporate expenses to the Wood Pellets: Industrial segment accounted for $2.4 million of the decrease during the six months ended June 30, 2015. Non-cash equity-based compensation expense was $2.0 million for the six months ended June 30, 2015, compared to $2.9 million for the same period in the prior year.

Operating Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating Income (Loss):
East Dubuque	$41,184	$31,598	$57,214	$42,832
Pasadena	(100,929)	(33,519)	(100,743)	(34,278)
RNP - partnership and unallocated expenses	(2,321)	(2,169)	(4,515)	(4,485)
Total RNP	(62,066)	(4,090)	(48,044)	4,069
Fulghum Fibres	2,630	(583)	3,673	2,956
Wood Pellets: Industrial	(10,301)	(3,261)	(14,668)	(5,006)
Wood Pellets: NEWP	1,565	794	2,806	794
Corporate and unallocated expenses	(4,667)	(7,903)	(8,672)	(14,861)
Total operating loss	$(72,839)	$(15,043)	$(64,905)	$(12,048)

East Dubuque

Operating income was $41.2 million for the three months ended June 30, 2015, compared to $31.6 million for the same period in the prior year. Operating income was $57.2 million for the six months ended June 30, 2015, compared to $42.8 million for the same period in the prior year. The increases were primarily due to higher sales volumes and prices for ammonia, business interruption insurance proceeds and unrealized gains on natural gas derivatives, partially offset by lower sales volumes and prices for UAN.

Pasadena

Operating loss was $100.9 million for the three months ended June 30, 2015, compared to $33.5 million for the same period in the prior year. Operating loss was $100.7 million for the six months ended June 30, 2015, compared to $34.3 million for the same period in the prior year. The increase in operating loss was primarily due to the asset impairment, partially offset by higher sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid and a decrease in the write down of inventories and goodwill impairment.

RNP — Partnership and Unallocated Expenses

Operating loss was $2.3 million for the three months ended June 30, 2015, compared to $2.2 million for the same period last year. Operating loss was $4.5 million for each of the six months ended June 30, 2015 and 2014.

Fulghum Fibres

Operating income was $2.6 million for the three months ended June 30, 2015 compared to an operating loss of $0.6 million for the same period last year. The increase in operating income was primarily due to higher product sales volumes in South America. Operating income was $3.7 million for the six months ended June 30, 2015 compared to $3.0 million for the same period last year. The increase in operating income was primarily due to higher product sales volumes in South America.

Wood Pellets: Industrial

Operating loss was $10.3 million for the three months ended June 30, 2015 compared to $3.3 million for the same period last year. Operating loss was $14.7 million for the six months ended June 30, 2015 compared to $5.0 million for the same period last year. This increase in operating loss was due to high operating costs relative to revenues during commissioning and ramp up of both the Atikokan and Wawa Facilities, including the related write down of inventory at the Wawa Facility by $2.5 million and the Drax settlement amount of $2.6 million.

Wood Pellets: NEWP

Operating income was $1.6 million for the three months ended June 30, 2015 compared to $0.8 million for the period May 1, 2014 through June 30, 2014. Operating income was $2.8 million for the six months ended June 30, 2015 compared to $0.8 million for the period May 1, 2014 through June 30, 2014. The increases in operating income reflect our ownership of NEWP for the six months of 2015 compared to only two months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Corporate and Unallocated Expenses

Operating loss was $4.7 million for the three months ended June 30, 2015, compared to $7.9 million for the same period last year. Operating loss was $8.7 million for the six months ended June 30, 2015, compared to $14.9 million for the same period last year. The decrease in operating loss was primarily due to decreases in operating costs as described above.

Discontinued Operations

Loss from discontinued operations, our former energy technologies segment, for the three months ended June 30, 2015 was $0.2 million, compared to $1.6 million for the same period last year.  Loss from discontinued operations for the six months ended June 30, 2015 was $0.4 million, compared to $3.0 million for the same period last year. In October 2014, we sold our alternative energy technologies and certain pieces of equipment in Commerce City, Colorado.

ADJUSTED EBITDA

Adjusted EBITDA, which is a non-GAAP financial measure, is defined as net income (loss) plus net interest expense and other financing costs, income tax (benefit) expense, depreciation and amortization and unusual items, like impairment and debt extinguishment charges and fair value adjustments to earn-out consideration. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles RNP’s Adjusted EBITDA, which is a non-GAAP financial measure, to net loss for RNP for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(78,711)	$(23,033)	$(78,665)	$(28,627)
Add back: Non-RNP loss	12,500	14,109	21,407	22,828
RNP net loss	$(66,211)	$(8,924)	$(57,258)	$(5,799)
Add RNP items:
Net interest expense	5,546	4,809	10,574	9,813
Pasadena asset impairment	101,772	—	101,772	—
Pasadena goodwill impairment	—	27,202	—	27,202
Income tax expense	9	25	47	55
Depreciation and amortization	7,954	7,629	13,097	10,933
Other(1)	(1,411)	—	(1,408)	—
RNP's Adjusted EBITDA	$47,659	$30,741	$66,824	$42,204

(1)	Includes a one-time easement payment of $1.4 million received by RNP during the three months ended June 30, 2015.

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for Fulghum.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fulghum net income (loss) per segment disclosure	$3,057	$(951)	$1,965	$902
Add Fulghum items:
Net interest expense	579	579	1,117	1,116
Income tax (benefit) expense	523	(282)	2,125	730
Depreciation and amortization	2,838	2,732	5,839	3,717
Other(1)	(1,544)	109	(1,534)	445
Fulghum's Adjusted EBITDA	$5,453	$2,187	$9,512	$6,910

(1)

Includes a gain of $1.6 million. During the three months ended June 30, 2015, Fulghum negotiated a settlement with their insurance carriers related to the 2014 fire at their mill in Maine, which resulted in the gain of $1.6 million. The gain represented the excess of the settlement amount over the net book value of the property destroyed.

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for NEWP. The 2014 amounts are for the period May 1, 2014 (date of NEWP Acquisition) through June 30, 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
NEWP net income per segment disclosure	$1,538	$742	$2,680	$742
Add NEWP items:
Net interest expense	149	80	288	80
Income tax expense	40	9	57	9
Depreciation and amortization	941	180	1,997	180
Other	(161)	(37)	(218)	(37)
NEWP's Adjusted EBITDA	$2,507	$974	$4,804	$974

The table below reconciles Consolidated Adjusted EBITDA (including discontinued operations), which is a non-GAAP financial measure, to consolidated net loss.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(78,711)	$(23,033)	$(78,665)	$(28,627)
Add items:
Net interest expense	8,161	5,476	14,066	11,307
Pasadena asset impairment	101,772	—	101,772	—
Pasadena goodwill impairment	—	27,202	—	27,202
Loss on debt extinguishment	—	850	—	850
(Gain) loss on fair value adjustment to earn-out consideration	(396)	327	(396)	327
Income tax (benefit) expense	574	(215)	2,268	835
Depreciation and amortization	12,477	10,708	22,300	15,149
Other(1)	(2,699)	(15)	(2,557)	222
Consolidated Adjusted EBITDA	$41,178	$21,300	$58,788	$27,265

(1)	Includes Fulghum’s gain of $1.6 million and RNP’s easement payment of $1.4 million.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$29,113	$556
Investing activities	(53,106)	(120,992)
Financing activities	43,018	86,864
Effect of exchange rate on cash	(113)	824
Increase (decrease) in cash	$18,912	$(32,748)

Operating Activities

Revenues were $255.4 million for the six months ended June 30, 2015, compared to $221.5 million for the same period in the prior year. The increase in revenue for the six months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to the NEWP and Allegheny Acquisitions, and the Atikokan Facility producing and selling wood pellets. Deferred revenue decreased $13.3 million during the six months ended June 30, 2015, compared to a decrease of $0.8 million during the same period in the prior year. The decrease in deferred revenue was due primarily to the East Dubuque Facility delivering a significant amount of product under prepaid contracts.

Net cash provided by operating activities for the six months ended June 30, 2015 was $29.1 million. We had net loss of $78.7 million for the six months ended June 30, 2015 including an asset impairment charge of $101.8 million. We had an unrealized net gain on derivatives of $3.4 million primarily relating to our East Dubuque Facility’s forward purchase natural gas contracts and Fulghum’s interest rate and currency swaps. We also had non-cash equity-based compensation expense of $2.7 million during the six months ended June 30, 2015. We received $4.5 million in business interruption insurance proceeds relating to the 2013 fire at our East Dubuque Facility. Inventories increased by $14.3 million during the three months ended June 30, 2015 primarily due to lower sales volumes for UAN at the East Dubuque Facility and an increase in product sales by Fulghum’s Chilean operations, partially offset by a write-down of inventory by the Wood Pellets: Industrial segment and the Pasadena Facility.

Net cash provided by operating activities for the six months ended June 30, 2014 was $0.6 million. We had net loss of $28.6 million for the six months ended June 30, 2014 including a goodwill impairment charge of $27.2 million. Accounts receivable increased by $5.6 million due primarily to increased sales volumes at our East Dubuque Facility and Pasadena Facility and a change in payment terms for a major customer at the Pasadena Facility during the six months ended June 30, 2014. Inventories increased by $6.1 million during the six months ended June 30, 2014, primarily due to the normal seasonality of the East Dubuque Facility’s business, along with the increased production capacity due to the completion of the ammonia expansion project. Inventories also were higher at our Pasadena Facility because of the increased production capacity. NEWP accounted for $1.8 million of the inventory increase.

Investing Activities

Net cash used in investing activities was $53.1 million for the six months ended June 30, 2015, compared to $121.0 million for the same period in the prior year. Net cash used in investing activities for the six months ended June 30, 2015 was primarily related to the capital expenditures to finish construction of the Atikokan and Wawa Facilities, and to upgrade a nitric acid compressor train and replace the ammonia synthesis converter at our East Dubuque Facility. During the period, we also completed the Allegheny Acquisition. Net cash used in investing activities for the six months ended June 30, 2014 was primarily related to the capital expenditures to construct the Atikokan and Wawa Facilities, to upgrade a nitric acid compressor train and complete our urea expansion project at our East Dubuque Facility, and to construct the power generation project and replace the sulfuric acid converter at our Pasadena Facility. During such period, we also completed the NEWP Acquisition.

Financing Activities

Net cash provided by financing activities was $43.0 million for the six months ended June 30, 2015, compared to $86.9 million for the same period in the prior year. During the six month period ended June 30, 2015, we borrowed an additional $45.0 million under the A&R GSO Credit Agreement and an additional $9.0 million under the GE Credit Agreement. We also entered into an $8.0 million term loan in connection with the Allegheny Acquisition. During the period, we made debt payments of $11.1 million, and RNP made cash distributions to holders of noncontrolling interests of $10.5 million. We also made an earn-out consideration payment of $5.0 million, which includes the $3.8 million initially estimated value of the earn-out consideration at the closing date of the NEWP Acquisition. The payment also includes the portion of the earn-out consideration ($1.2 million) that was recorded in the consolidated statement of operations, which was reflected in changes in operating assets and liabilities in the consolidated cash flows statements. During the six months ended June 30, 2014, we issued the 2014 Preferred Stock with an aggregate original issue price of $100.0 million and entered into the GSO Credit Agreement, borrowing $50.0 million under the facility. During the period, we also paid off the outstanding balance of $50.0 million under a credit agreement. During the six months ended June 30, 2014, we made debt payments of $5.7 million, and RNP made cash distributions to holders of noncontrolling interests of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, our current assets and current liabilities consisted of the following:

	Excluding RNP	RNP	Rentech, Inc. Consolidated
	(in thousands)
Cash	$24,606	$38,501	$63,107
Accounts receivable	14,772	14,348	29,120
Inventories	15,475	34,742	50,217
Other current assets	22,323	6,701	29,024
Total current assets	$77,176	$94,292	$171,468
Accounts payable	$16,126	$12,705	$28,831
Accrued liabilities	16,297	13,773	30,070
Debt	23,093	—	23,093
Other current liabilities	10,261	24,071	34,332
Total current liabilities	$65,777	$50,549	$116,326

We had long-term liabilities of $532.3 million, comprised primarily of the RNP Notes, Fulghum debt, A&R GSO Credit Agreement, NEWP debt, and the QS Construction Facility.

At June 30, 2015, our debt consisted of the following:

	Excluding RNP	RNP	Rentech, Inc. Consolidated
	(in thousands)
RNP Notes	$—	$320,000	$320,000
A&R GSO Credit Agreement	95,000	—	95,000
GE Credit Agreement	—	24,000	24,000
Fulghum debt(1)	54,340	—	54,340
NEWP debt(2)	17,565	—	17,565
QS Construction Facility(3)	22,870	—	22,870
Total debt	$189,775	$344,000	$533,775

(1)	The Fulghum debt consists primarily of 20 term loans and eight short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(2)	The NEWP debt consists primarily of four term loans with each term loan secured by specific property and equipment.
(3)	The amount that we owe under the obligation is $15.9 million. See Note 14 — Commitments and Contingencies — Gain and Loss Contingencies.

Cash can be distributed to us from our subsidiaries to the extent that such distributions are permitted in our debt agreements. We do not have direct access to RNP’s cash. Any cash received from RNP is in the form of distributions received on a pro rata basis with other RNP unitholders.

Management believes we have adequate liquidity from operating cash flow, our existing credit facilities and working capital to meet our obligations for the coming year. We entered into the A&R GSO Credit Agreement in part to fund the remaining construction of our two wood pellet projects in Canada. We borrowed $45.0 million under the A&R GSO Credit Agreement during the six months ended June 30, 2015.

On February 17, 2015, RNP announced that the General Partner’s board of directors has initiated a process to explore and evaluate potential strategic alternatives for RNP, which may include a sale of RNP, a merger with another party, a sale of some or all of its assets, or another strategic transaction. We own 59.7% of RNP’s common units and receive 59.7% of any quarterly cash distributions from RNP. While there can be no assurance that this strategic review process will result in a transaction, if RNP does consummate a transaction, it is expected to have a significant impact on our liquidity. For example, if RNP were to be purchased by or merge with another company, then we may receive equity securities, cash or a combination of both from the acquiring party in exchange for our RNP common units. Future cash distributions from RNP may be reduced or eliminated depending on the structure of such a transaction. Such a transaction could also constitute a change of control as defined in the A&R GSO Credit Agreement, the Subscription Agreement, the RNP Notes and the GE Credit Agreement. Upon the occurrence of a change of control of RNP, we may be required to repay all of the loans under the A&R GSO Credit Agreement and to repurchase some or all of our Series E Preferred Stock at a repurchase price equal to $1,000 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like), plus all accrued and unpaid dividends thereon. Further, upon the occurrence of such a change of control, RNP may be required to repay all of the loans under the GE Credit Agreement and to repurchase some or all of the RNP Notes at a repurchase price equal to 101% of their face amount, plus any accrued and unpaid interest. The sale of a substantial number of units of RNP that we currently own, or the exchange of such units for certain types of securities, may result in significant corporate tax payments, if such a sale were to result in taxable gains that exceed our federal tax net operating loss carryforwards of $176.7 million, as of December 31, 2014.

RNP Activities

Sources of Capital

Our principal sources of capital at RNP have historically been cash from operations, the proceeds of RNP’s initial public offering, and borrowings. RNP’s current debt obligations are the RNP Notes and the GE Credit Agreement. We expect to be able to fund RNP’s operating needs, including maintenance capital expenditures, from RNP’s operating cash flow, cash on hand at RNP and borrowings under the GE Credit Agreement, for at least the next 12 months. We expect to fund RNP’s announced expansion projects through borrowings under the GE Credit Agreement. If additional expansion projects were to exceed the capacity available under the GE Credit Agreement, we would expect to fund them with new capital at RNP.

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

Maintenance capital expenditures for our East Dubuque Facility totaled $3.9 million for the six months ended June 30, 2015 and $4.1 million for the six months ended June 30, 2014. Maintenance capital expenditures for our East Dubuque Facility are expected to be $10.7 million for the year ending December 31, 2015. Expansion capital expenditures for our East Dubuque Facility totaled $7.7 million for the six months ended June 30, 2015 and $4.5 million for the six months ended June 30, 2014. Expansion capital expenditures for our East Dubuque Facility are expected to be $19.0 million for the year ending December 31, 2015, of which $14.1 million is related to the ammonia synthesis converter project.

Maintenance capital expenditures for our Pasadena Facility totaled $1.1 million for the six months ended June 30, 2015 and $12.0 million for the six months ended June 30, 2014. Maintenance capital expenditures for our Pasadena Facility are expected to be $4.0 million for the year ending December 31, 2015. Expansion capital expenditures for our Pasadena Facility totaled $2.1 million for the six months ended June 30, 2015 and $6.7 million for the six months ended June 30, 2014. Expansion capital expenditures for our Pasadena Facility are expected to be $2.1 million for the year ending December 31, 2015, related to the power generation project.

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

Wood Fibre Processing and Corporate Activities

Sources of Capital

During the six months ended June 30, 2015, we funded development activities, operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand, distributions from RNP, and proceeds from the A&R GSO Credit Agreement. Capital expenditures at one of our mills in Chile were funded with Chilean bank debt.

We use debt facilities to support our wood fibre processing business and corporate activities. For a description of the terms of our various debt instruments, see “Note 14 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. In January 2015, we funded the Allegheny Acquisition with a five-year, $8.0 million term loan. We also borrowed $45.0 million under the A&R GSO Credit Agreement during the six months ended June 30, 2015. For a description of the terms of the A&R GSO Credit Agreement, see “Note 13 — Debt” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

During the next 12 months, we expect the liquidity needs of our wood fibre processing business and of our corporate activities to be met from: (i) cash on hand, (ii) distributions from RNP, and (iii) cash generated by Fulghum and NEWP. We expect that we would need to seek additional funds in the capital markets if any of the following circumstances occur to such an extent that they create needs for cash that exceed our forecast cash balances in excess of required liquidity cushions: (i) the sources of funds summarized in this paragraph were to be less than expected, (ii) expenses, including capital or operating expenditures to complete the replacements at and ramp up the Atikokan Facility and to complete the replacements at, commission, and ramp up the Wawa Facility, and penalties under associated contracts were to be higher than expected, (iii) the cash flow from the Atikokan or Wawa Facilities were to be less than or later than expected, or (iv) we were to approve new capital projects that required expenditures within the next twelve months, enter into additional commitments or acquire assets in addition to those that could be funded from the sources identified above. We may not be able to obtain funding in the equity or debt capital markets on terms we find acceptable if we were to need such financing. In the event of the possible circumstances mentioned above, or to enhance expected liquidity, we may be able to sell some or all of the 3.1 million unpledged common units of RNP that we own, and/or borrow additional amounts under the Tranche C Loans, under certain circumstances.

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

RNP declared a cash distribution to its common unitholders for the second quarter of 2015 of $1.00 per unit, which will result in total distributions of $39.1 million, including payments to phantom unitholders. We will receive a distribution of $23.2 million, representing our share of distributions based on our ownership of common units. The cash distribution will be paid on August 28, 2015 to unitholders of record at the close of business on August 21, 2015.

Uses of Capital

Our primary uses of cash have been, and are expected to continue to be, for operating expenses, capital expenditures, acquisitions, debt service and dividend payments for the 2014 Preferred Stock.

We estimate the total cost to acquire and convert the Atikokan and Wawa Facilities to be approximately $145 million, including working capital and commissioning costs and net of grants totaling $3.4 million that we received from the Northern Ontario Heritage Fund Corporation. In addition, our revised projection for capital expenditures does not include contingencies to address any other unforeseen issues that may arise during ramp-up of the facilities. For the six months ended June 30, 2015, total combined expenditures, including construction, working capital, and costs to commission, for the Atikokan and Wawa Facilities were approximately $13 million. In 2015, remaining combined expenditures to complete the Atikokan and Wawa Facilities are expected to be approximately $28 million. We expect that cash on hand and from RNP distributions, will be sufficient to fund the Wawa Facility until it has been fully commissioned and later begins to generate positive cash flow.

On January 23, 2015, NEWP completed the Allegheny Acquisition for $7.2 million. At the Allegheny facility, we plan to spend a total of $2.0 million, with $1.0 million of such spending anticipated to occur in each of 2015 and 2016, to address regulatory compliance issues related to state environmental and air emissions requirements as well as safety requirements.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2015 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of June 30, 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 3 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. As of June 30, 2015, no material changes have occurred in the types or nature of market risk described in our Annual Report.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s DCP as of the end of the period covered by this report. As we previously reported in 2014, management identified material weaknesses in internal control over financial reporting, or ICFR, as described below. See “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K/A filed on December 29, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of June 30, 2015.

Material Weaknesses in Internal Control over Financial Reporting

As we previously reported in 2014, we identified the following material weaknesses that continue to exist as of June 30, 2015. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls over (i) the review of the cash flow forecasts used in the accounting for long-lived asset recoverability and goodwill impairment and (ii) the determination of the goodwill impairment charge in accordance with generally accepted accounting principles. Specifically, we did not design and maintain effective internal controls related to determining the fair value of reporting units for the purpose of performing goodwill impairment testing and documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset recoverability and goodwill impairment.

These control deficiencies did not result in a material misstatement to our consolidated financial statements for the quarter ended June 30, 2015. However, these control deficiencies, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Previously, we reported on a third material weakness over maintaining documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests. During the quarter ended June 30, 2015, management has implemented additional controls, including the development and retention of documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests. Based on management’s evaluation of the design and operating effectiveness of this control, we believe that this material weakness has been remediated.

Plan for Remediation of the Material Weaknesses

We have implemented and are continuing to implement a number of measures to address the material weaknesses identified. Specifically, we are implementing additional controls over documentation and review of the inputs and results of our cash flow forecasts used in our tests for long-lived asset recoverability and goodwill impairment. These controls are expected to include additional review by qualified personnel, additional documentation, and the development and use of checklists. We are implementing our remediation plan, and expect the control weaknesses to be remediated in the coming reporting periods, through the operation of the new controls. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control Over Financial Reporting

There were changes in our ICFR during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our ICFR. During the second quarter of 2015, we implemented additional controls, including the development and retention of documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in “Note 14 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Index

10.1	Amendment, dated as of August 7, 2015, to the Agreement for Sale and Purchase of Biomass, dated May 1, 2013, between Drax Power Limited and RTK WP Canada, ULC.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 10, 2015	/s/ Keith B. Forman
Keith B. Forman,
President and Chief Executive Officer

Dated: August 10, 2015	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer