Form 10-Q
period 2015-09-30
RENTECH, INC.
filed 2015-11-09
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2015 was 23,010,618.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$52,231	$19,666
Accounts receivable, including unbilled revenue, net of allowance for doubtful accounts of $0 and $500 at September 30, 2015 and December 31, 2014, respectively	14,456	27,085
Inventories	38,981	25,546
Prepaid expenses and other current assets	8,558	8,709
Deferred income taxes	1,870	1,870
Other receivables, net	5,208	10,711
Assets of discontinued operations	48,438	46,344
Total current assets	169,742	139,931
Property, plant and equipment, net	285,130	241,394
Construction in progress	8,713	164,413
Other assets
Goodwill	40,255	38,393
Intangible assets	37,772	61,804
Debt issuance costs	2,004	1,316
Deposits and other assets	4,476	4,681
Assets of discontinued operations	178,778	176,218
Total other assets	263,285	282,412
Total assets	$726,870	$828,150
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,091	$23,888
Accrued payroll and benefits	7,226	4,465
Accrued liabilities	24,878	28,464
Deferred revenue	12,509	9,328
Current portion of long term debt	18,055	17,784
Accrued interest	419	524
Earn-out consideration	—	5,000
Other	2,656	2,601
Liabilities of discontinued operations	54,093	44,697
Total current liabilities	133,927	136,751
Long-term liabilities
Debt	162,459	116,072
Earn-out consideration	658	1,295
Asset retirement obligation	4,200	4,005
Deferred income taxes	9,230	9,850
Other	3,620	4,545
Liabilities of discontinued operations	347,696	336,737
Total long-term liabilities	527,863	472,504
Total liabilities	661,790	609,255
Commitments and contingencies (Note 14)
Mezzanine equity
Series E convertible preferred stock: $10 par value; 100,000 shares authorized, issued and outstanding; 4.5% dividend rate	95,645	95,060
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,011 and 229,308 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	230	2,293
Additional paid-in capital	544,394	543,091
Accumulated deficit	(496,097)	(417,349)
Accumulated other comprehensive loss	(23,427)	(7,302)
Total Rentech stockholders' equity	25,100	120,733
Noncontrolling interests	(55,665)	3,102
Total equity	(30,565)	123,835
Total liabilities and stockholders' equity	$726,870	$828,150

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues
Product sales	$61,644	$57,649	$173,340	$140,365
Service revenues	18,087	17,955	51,992	53,342
Other revenues	617	547	1,592	1,529
Total revenues	80,348	76,151	226,924	195,236
Cost of sales
Product	60,765	64,193	167,775	150,046
Service	13,368	14,455	40,205	43,703
Total cost of sales	74,133	78,648	207,980	193,749
Gross profit	6,215	(2,497)	18,944	1,487
Operating expenses
Selling, general and administrative expense	14,119	14,376	42,922	44,825
Depreciation and amortization	928	1,371	4,281	2,366
Asset impairment	33,215	—	134,987	—
Pasadena goodwill impairment	—	—	—	27,202
Other (income) expense, net	6	8	9	(317)
Total operating expenses	48,268	15,755	182,199	74,076
Operating loss	(42,053)	(18,252)	(163,255)	(72,589)
Other expense, net
Interest expense	(3,725)	(721)	(7,238)	(2,244)
Loss on debt extinguishment	—	—	—	(850)
Gain (loss) on fair value adjustment to earn-out consideration	99	59	495	(268)
Other income (expense), net	(974)	308	1,984	354
Total other expenses, net	(4,600)	(354)	(4,759)	(3,008)
Loss from continuing operations before income taxes and equity in loss of investee	(46,653)	(18,606)	(168,014)	(75,597)
Income tax (benefit) expense	(2,063)	425	204	1,259
Loss from continuing operations before equity in loss of investee	(44,590)	(19,031)	(168,218)	(76,856)
Equity in loss of investee	—	96	421	334
Loss from continuing operations	(44,590)	(19,127)	(168,639)	(77,190)
Income from discontinued operations, net of tax	11,754	7,440	57,138	36,876
Net loss	(32,836)	(11,687)	(111,501)	(40,314)
Net loss attributable to noncontrolling interests	9,812	1,311	32,754	3,505
Preferred stock dividends	(1,320)	(1,321)	(3,960)	(2,521)
Net loss attributable to Rentech common shareholders	$(24,344)	$(11,697)	$(82,707)	$(39,330)
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(1.38)	$(0.69)	$(5.10)	$(2.61)
Discontinued operations	$0.31	$0.17	$1.43	$0.86
Net loss	$(1.06)	$(0.51)	$(3.60)	$(1.72)
Diluted:
Continuing operations	$(1.38)	$(0.69)	$(5.10)	$(2.61)
Discontinued operations	$0.31	$0.17	$1.43	$0.86
Net loss	$(1.06)	$(0.51)	$(3.60)	$(1.72)
Weighted-average shares used to compute net income (loss) per common share:
Basic	23,005	22,807	22,969	22,865
Diluted	23,005	22,807	22,969	22,865

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net loss	$(32,836)	$(11,687)	$(111,501)	$(40,314)
Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	4	(11)	12	(36)
Foreign currency translation	(9,345)	(4,440)	(16,132)	(2,429)
Other comprehensive loss	(9,341)	(4,451)	(16,120)	(2,465)
Comprehensive loss	(42,177)	(16,138)	(127,621)	(42,779)
Less: net (income) loss attributable to noncontrolling interests	9,812	1,311	32,754	3,505
Less: other comprehensive (income) loss attributable to noncontrolling interests	(1)	5	(5)	15
Comprehensive loss attributable to Rentech	$(32,366)	$(14,822)	$(94,872)	$(39,259)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Rentech Stockholders'	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
	(Unaudited)
Balance, December 31, 2013	227,512	$2,275	$541,254	$(385,339)	$(117)	$158,073	$9,883	$167,956
Common stock issued for stock options exercised	213	2	91	—	—	93	—	93
Dividends - preferred stock	—	—	(2,521)	—	—	(2,521)	—	(2,521)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,118)	(4,118)
Equity-based compensation expense	—	—	5,438	—	—	5,438	466	5,904
Restricted stock units	497	5	(206)	—	—	(201)	—	(201)
Net loss	—	—	—	(36,809)	—	(36,809)	(3,505)	(40,314)
Other comprehensive income (loss)	—	—	—	—	(2,450)	(2,450)	(15)	(2,465)
Other	—	—	(16)	—	—	(16)	(30)	(46)
Balance, September 30, 2014	228,222	$2,282	$544,040	$(422,148)	$(2,567)	$121,607	$2,681	$124,288

Balance, December 31, 2014	229,308	$2,293	$543,091	$(417,349)	$(7,302)	$120,733	$3,102	$123,835
Reverse stock split	(207,040)	(2,070)	2,070		—	—	—	—
Common stock issued for services	259	3	(3)	—	—	—	—	—
Common stock issued for stock options exercised	255	2	27	—	—	29	—	29
Dividends - preferred stock	—	—	(3,960)	—	—	(3,960)	—	(3,960)
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,361)	(26,361)
Equity-based compensation expense	—	—	3,167	—	—	3,167	355	3,522
Restricted stock units	229	2	(142)	—	—	(140)	—	(140)
Net loss	—	—	—	(78,747)	—	(78,747)	(32,754)	(111,501)
Other comprehensive income (loss)	—	—	—	—	(16,125)	(16,125)	5	(16,120)
Other	—	—	144	(1)	—	143	(12)	131
Balance, September 30, 2015	23,011	$230	$544,394	$(496,097)	$(23,427)	$25,100	$(55,665)	$(30,565)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(111,501)	$(40,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(57,138)	(36,876)
Depreciation and amortization	21,086	13,917
Asset impairment	134,987	—
Pasadena goodwill impairment	—	27,202
Gain on sale of easement	(1,425)	—
Utilization of spare parts	2,483	3,460
Write-down of inventory	7,155	4,557
Non-cash interest expense	(44)	(190)
Loss on debt extinguishment	—	850
Equity-based compensation	3,283	5,650
Unrealized net (gain) loss on derivatives	511	(114)
Other	(1,823)	813
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	12,557	(4,571)
Other receivables	7,100	(5,628)
Inventories	(19,244)	2,693
Prepaid expenses and other current assets	291	(3,194)
Accounts payable	(5,102)	3,933
Deferred revenue	3,180	(2,591)
Accrued interest	455	(277)
Accrued liabilities, accrued payroll and other	2,707	(2,725)
Cash used in operating activities of continuing operations	(482)	(33,405)
Cash provided by operating activities of discontinued operations	82,264	78,931
Net cash provided by operating activities	81,782	45,526
Cash flows from investing activities
Capital expenditures	(43,084)	(118,381)
Proceeds from easement	1,425	—
Payment for acquisitions, net of cash received	(7,214)	(31,582)
Receipt from Insurance	—	1,000
Other items	—	373
Cash used in investing activities of continuing operations	(48,873)	(148,590)
Cash used in investing activities of discontinued operations	(18,368)	(17,311)
Net cash used in investing activities	(67,241)	(165,901)
Cash flows from financing activities
Proceeds from debt and credit facilities	86,002	54,979
Proceeds from preferred stock, net of discount and issuance costs	—	94,495
Payments and retirement of debt	(29,912)	(58,202)
Payment of debt issuance costs	(1,057)	(2,544)
Dividends to preferred stockholders	(2,250)	(650)
Payment of earn-out consideration	(3,840)	—
Distributions to noncontrolling interests	(26,361)	(4,118)
Other	29	76
Net cash provided by financing activities	22,611	84,036
Effect of exchange rate on cash	(1,797)	30
Increase (decrease) in cash	35,355	(36,309)
Cash, beginning of period	44,195	106,369
Cash, end of period	79,550	70,060
Cash from discontinued operations, end of period	27,319	38,413
Cash from continuing operations, end of period	$52,231	$31,647

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$11,464	$16,457
Fair value of assets in acquisition	7,241	55,642
Fair value of liabilities assumed in acquisition	27	16,367
Increase in QS Construction Facility obligation	6,000	17,775
Contingent consideration	—	3,840
Increase in receivable from insurance	2,532	—
Accrued dividends on preferred stock	1,500	—
Reverse stock split	2,070	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of September 30, 2015, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Annual Report”).

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

Proposed Merger - Discontinued Operations

On August 9, 2015, Rentech Nitrogen Partners, L.P. (“RNP”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which RNP and Rentech Nitrogen GP, LLC (the “General Partner”) will merge with affiliates of CVR Partners, L.P. (“CVR Partners”), and RNP will cease to be a public company and will become a wholly-owned subsidiary of CVR Partners (the “Merger”). Upon closing of the Merger, each outstanding unit of RNP will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. The Merger Agreement requires RNP to either sell its ammonium sulfate production facility located in Pasadena, Texas (the “Pasadena Facility”) to a third party or spin-out ownership of the Pasadena Facility to RNP unitholders prior to the closing of the Merger. The merger consideration therefore does not include any consideration attributable to the Pasadena Facility. Consummation of the Merger is subject to certain conditions, including approval from RNP’s unitholders, the effectiveness of a registration statement on Form S-4 relating to the unit component of the merger consideration and the sale or spin-off of the Pasadena Facility. The Merger Agreement includes customary termination provisions, including a provision allowing RNP to terminate the Merger Agreement in order to accept a superior proposal, as defined in the Merger Agreement, upon payment of a termination fee. The Company has agreed, subject to certain terms and conditions, to vote its RNP common units, constituting 59.7% of the outstanding common units of RNP in favor of the transaction. Subject to satisfaction of the closing conditions and receipt of the required approvals, the Company expects that the Merger will close in the first quarter of 2016. Upon entering into the Merger Agreement, RNP (excluding the Pasadena Facility) met the accounting criteria for discontinued operations. Accordingly, the Company has presented its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect RNP, excluding the Pasadena business segment and certain allocated corporate expenses, as discontinued operations. See Note 7 — Discontinued Operations.

Reverse Stock Split

On August 20, 2015, the Company effected a one-for-ten reverse stock split (the “Reverse Split”) of its issued and outstanding shares of common stock (“Common Stock”). All share and per share data in the accompanying consolidated financial statements and notes have been adjusted retrospectively for the effects of the Reverse Split. See Note 15 — Reverse Stock Split.

Liquidity

In early 2016, the Company expects to need either the proceeds anticipated from the Merger and the sale of the Pasadena Facility, or other sources of cash to fund its operating and investing needs. We expect to require new sources of cash in a smaller amount if the Merger were to close and the Pasadena Facility were spun off, rather than sold. As described above, the Company expects to receive approximately $59.8 million of cash consideration upon closing of the Merger, plus the Company’s share of any cash proceeds from the sale of the Pasadena Facility. Such amounts are expected to provide sufficient liquidity to fund transaction costs and corporate taxes associated with the Merger and the prepayment penalty associated with the principal reduction under the

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

A&R GSO Credit Agreement, as defined below in Note 13 – Debt, restructuring, as well as required investments and operating needs for at least the next twelve months. In the event the Merger and the sale of the Pasadena Facility were to be delayed beyond the early months of 2016, the Company would need alternative sources of cash to fund its operations during the months leading to the closing of the Merger. The Company is in discussions to arrange additional borrowing and/or to pledge or sell some of the 3.1 million unpledged units of RNP which it owns, but the outcome of such discussions is not known at this time. Such a sale of units of RNP would require approval of CVR Partners, under the terms of the voting and support agreement.  If the Merger and the sale of the Pasadena Facility fail to close at all on the expected terms, the Company would require additional longer-term funding. If the Merger Agreement were to be terminated, the Company would be free from contractual restrictions on selling the 3.1 million unpledged RNP units that it owns. The Company may be unable to sell RNP units or obtain funding on terms it finds acceptable if it were to need such financing. If the Merger were not to close, or if it were to be delayed beyond the early months of 2016, and if the Company were to be unable to secure additional sources of funds, there would be a material adverse effect on the Company’s business, results of operations, and financial condition, and on its ability to complete construction of the Atikokan and Wawa facilities and fund its normal operations.

Note 2 — Revision of Previously Reported Revenues and Cost of Sales

In filings that covered reporting periods during 2013 and 2014, the Company incorrectly reported revenues and cost of sales for Fulghum’s South America operations. Certain intercompany transactions between two of Fulghum’s Chilean subsidiaries were not eliminated in consolidation. As a result, both revenues and cost of sales were overstated for 2013 by approximately $4.7 million and 2014 by approximately $7.1 million. The Company has revised the third quarter 2014 amounts contained in this filing to properly reflect the elimination of the intercompany transactions. For the three and nine months ended September 30, 2014, revenues and cost of sales were reduced by $3.1 million and $6.3 million, respectively, from amounts previously reported with no impact to gross profit or net income. Management does not believe the impact of these errors was material to the third quarter of 2014, the full year results of 2014 or any previously issued financial statements.

	For the Years Ended December 31,
	2014	2013
	(in thousands)
As Reported:
Revenues	$276,282	$196,649
Product sales	203,903	144,322
Service revenues	70,317	49,822
Cost of sales	271,393	194,146
Product cost of sales	213,950	155,924
Service cost of sales	57,443	38,222
Effect of Revisions:
Revenues	$(7,101)	$(4,690)
Product sales	(7,101)	(3,060)
Service revenues	—	(1,630)
Cost of sales	(7,101)	(4,690)
Product cost of sales	(7,101)	(3,060)
Service cost of sales	—	(1,630)
As Revised:
Revenues	$269,181	$191,959
Product sales	196,802	141,262
Service revenues	70,317	48,192
Cost of sales	264,292	189,456
Product cost of sales	206,849	152,864
Service cost of sales	57,443	36,592

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

	For the Three Months Ended
	September 30,		December 31,
	2014	2013	2014	2013
	(in thousands)
As Reported:
Revenues	$79,283	$65,085	$74,712	$48,205
Product sales	60,781	46,049	57,204	28,270
Service revenues	17,955	18,608	16,975	19,482
Cost of sales	81,780	69,055	71,310	50,485
Product cost of sales	67,325	54,814	57,570	36,038
Service cost of sales	14,455	14,241	13,740	14,447
Effect of Revisions:
Revenues	$(3,132)	$(1,511)	$(767)	$(2,406)
Product sales	(3,132)	(945)	(767)	(1,627)
Service revenues	—	(566)	—	(779)
Cost of sales	(3,132)	(1,511)	(767)	(2,406)
Product cost of sales	(3,132)	(945)	(767)	(1,627)
Service cost of sales	—	(566)	—	(779)
As Revised:
Revenues	$76,151	$63,574	$73,945	$45,799
Product sales	57,649	45,104	56,437	26,643
Service revenues	17,955	18,042	16,975	18,703
Cost of sales	78,648	67,544	70,543	48,079
Product cost of sales	64,193	53,869	56,803	34,411
Service cost of sales	14,455	13,675	13,740	13,668

	For the Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
As Reported:
Revenues	$201,570	$148,444
Product sales	146,699	116,052
Service revenues	53,342	30,340
Cost of sales	200,083	143,661
Product cost of sales	156,380	119,886
Service cost of sales	43,703	23,775
Effect of Revisions:
Revenues	$(6,334)	$(2,284)
Product sales	(6,334)	(1,433)
Service revenues	—	(851)
Cost of sales	(6,334)	(2,284)
Product cost of sales	(6,334)	(1,433)
Service cost of sales	—	(851)
As Revised:
Revenues	$195,236	$146,160
Product sales	140,365	114,619
Service revenues	53,342	29,489
Cost of sales	193,749	141,377
Product cost of sales	150,046	118,453
Service cost of sales	43,703	22,924

Note 3 — Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that provides a narrower definition of discontinued operations than under previous guidance. It requires that only disposals of components of an entity (or groups of

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are to be reported in the financial statements as discontinued operations. It also provides guidance on the financial statement presentations and disclosures of discontinued operations. This guidance is effective prospectively for disposals of (or classifications of held-for-sale) components of an entity that occur in annual or interim periods beginning after December 15, 2014. The effect of this new standard is included in Note 7 — Discontinued Operations.

In May 2014, the FASB issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB approved a one-year deferral of the effective date making the guidance effective for interim and annual reporting periods beginning after December 15, 2017. In addition, the FASB will continue to permit entities to early adopt the guidance for annual periods beginning on or after December 15, 2016. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

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

In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has not historically reported any extraordinary items. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial position, results of operations or disclosures.

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

In April 2015, the FASB issued guidance, which would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. As of September 30, 2015, the Company had $2.0 million of debt issuance costs that would have been reclassified from assets to liabilities under this guidance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or disclosures.

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

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

In July 2015, the FASB issued guidance that replaces the current lower of cost or market method of measurement for inventory with a lower of cost and net realizable value measurement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or disclosures.

In September 2015, the FASB issued guidance that simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by requiring the acquirer to (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, (ii) record, in the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or disclosures.

Note 4 — Allegheny Acquisition

On January 23, 2015, our subsidiary, NEWP, acquired for $7.2 million substantially all of the assets of Allegheny Pellet Corporation (“Allegheny”), which consist of a wood pellet processing facility located in Youngsville, Pennsylvania (the “Allegheny Acquisition”). NEWP financed the purchase with a five-year, $8.0 million term loan. The proceeds from the term loan not used for the purchase price of Allegheny will be used for transaction costs and capital expenditures related to environmental and safety improvements at the Allegheny facility.

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

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

The final purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash	$35,434
Fair value of earn-out consideration(1)	3,840
Total purchase price	39,274
Adjustment to earn-out consideration(1)	1,160
Total consideration	$40,434

(1)	As of December 31, 2014, the earn-out consideration of $5.0 million was earned, and during the three months ended March 31, 2015, it was paid.

The Company’s purchase price allocation is as follows (amounts in thousands):

Cash	$3,852
Accounts receivable	2,925
Inventories	2,239
Prepaid expenses and other current assets	439
Property, plant and equipment	30,625
Intangible assets (trade name - $5,000, customer relationships - $1,900 and non-compete agreements - $200)	7,100
Goodwill	8,461
Accounts payable	(1,641)
Accrued liabilities	(442)
Customer deposits	(882)
Loans	(12,600)
Interest rate swaps	(802)
Total purchase price	39,274
Adjustment to earn-out consideration(2)	1,160
Total consideration	$40,434

(2)

The difference between the total consideration of $40.4 million and the purchase price of $39.3 million is the $1.1 million of additional earn-out consideration, which was recorded subsequent to the closing date of the NEWP Acquisition in the consolidated statement of operations.

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

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

	For the Nine Months Ended September 30, 2015
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$226,924	$389	$227,313
Net income (loss)	$(111,501)	$130	$(111,371)
Net income (loss) attributable to Rentech	$(82,707)	$130	$(82,577)
Basic and diluted net loss from continuing operations per common share allocated to Rentech	$(5.10)	$—	$(5.10)

	For the Nine Months Ended September 30, 2014
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$195,236	$19,101	$214,337
Net income (loss)	$(40,314)	$1,549	$(38,765)
Net income (loss) attributable to Rentech	$(39,330)	$1,549	$(37,781)
Basic and diluted net income (loss) from continuing operations per common share allocated to Rentech	$(2.61)	$0.06	$(2.55)

Note 7 — Discontinued Operations

The pending Merger represents a strategic shift that will have a major effect on Rentech’s operations and financial results. As a result of the Merger Agreement, the Company has classified its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect RNP, excluding the Pasadena business segment and certain allocated corporate expenses, as discontinued operations. Prior to the third quarter of 2015, the Company reflected RNP in its reports as the East Dubuque business segment, the Pasadena business segment, and unallocated partnership items. The Pasadena business segment does not qualify for held-for–sale treatment or discontinued operations treatment because management has not committed to a plan to sell the Pasadena Facility so it is included in continuing operations. Certain allocated corporate expenses included in continuing operations represent costs and expenses that are expected to continue in the ongoing reporting entity after the Merger is completed.

The Company’s consolidated balance sheets and consolidated statements of operations for all periods presented in this report also reflect the energy technologies segment as discontinued operations.

In the consolidated statements of cash flows, the cash flows of discontinued operations are separately classified or aggregated under operating and investing activities.

All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted. Any ongoing activities related to our energy technologies segment will be to maintain our Commerce City site until it is sold and the natural gas pipeline at Natchez until it is abandoned.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The following table summarizes the components of assets and liabilities of discontinued operations.

	As of September 30, 2015
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Cash	$27,319	$—	$27,319
Accounts receivable	8,906	—	8,906
Inventories	9,010	—	9,010
Prepaid expenses and other current assets	2,825	120	2,945
Other receivables	258	—	258
Total current assets	$48,318	$120	$48,438
Property held for sale	$155,012	$1,677	$156,689
Construction in progress	14,736	—	14,736
Debt issuance costs	7,273	—	7,273
Other assets	70	10	80
Total other assets	$177,091	$1,687	$178,778
Total assets	$225,409	$1,807	$227,216

Accounts payable	$6,771	$170	$6,941
Accrued payroll and benefits	3,796	73	3,869
Accrued liabilities	5,473	1,113	6,586
Deferred revenues	26,903	—	26,903
Accrued interest	9,794	—	9,794
Total current liabilities	$52,737	$1,356	$54,093
Debt	$346,500	$—	$346,500
Asset retirement obligation	437	—	437
Other	759	—	759
Total long-term liabilities	$347,696	$—	$347,696
Total liabilities	$400,433	$1,356	$401,789

	As of December 31, 2014
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Cash	$24,529	$—	$24,529
Accounts receivable	6,534	—	6,534
Inventories	12,539	—	12,539
Prepaid expenses and other current assets	2,433	305	2,738
Other receivables	4	—	4
Total current assets	$46,039	$305	$46,344
Property held for sale	$151,057	$1,677	$152,734
Construction in progress	15,010	—	15,010
Debt issuance costs	8,315	—	8,315
Other assets	159	—	159
Total other assets	$174,541	$1,677	$176,218
Total assets	$220,580	$1,982	$222,562

Accounts payable	$7,551	$144	$7,695
Accrued payroll and benefits	2,720	559	3,279
Accrued liabilities	8,942	1,008	9,950
Deferred revenues	19,279	—	19,279
Accrued interest	4,494	—	4,494
Total current liabilities	$42,986	$1,711	$44,697
Debt	$335,000	$—	$335,000
Asset retirement obligation	400	—	400
Other	1,337	—	1,337
Total long-term liabilities	$336,737	$—	$336,737
Total liabilities	$379,723	$1,711	$381,434

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The following table summarizes the results of discontinued operations.

	For the Three Months Ended September 30, 2015
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Revenues	$46,804	$—	$46,804
Cost of sales	26,543	—	26,543
Gross profit	20,261	—	20,261
Operating income	16,359	948	17,307
Other expenses, net	5,553	—	5,553
Income before income taxes	10,806	948	11,754
Income tax expense	—	—	—
Net income	10,806	948	11,754
Net income attributable to noncontrolling interests	4,355	—	4,355
Net income attributable to Rentech common shareholders	$6,451	$948	$7,399

Net income attributable to Rentech common shareholders	$6,451	$948	$7,399
Net income attributable to noncontrolling interests	4,355	—	4,355
Income from discontinued operations, net of tax	$10,806	$948	$11,754

	For the Three Months Ended September 30, 2014
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Revenues	$46,021	$56	$46,077
Cost of sales	30,555	50	30,605
Gross profit	15,466	6	15,472
Operating income (loss)	13,942	(1,242)	12,700
Other expenses, net	5,260	—	5,260
Income (loss) before income taxes	8,682	(1,242)	7,440
Income tax expense	—	—	—
Net income (loss)	8,682	(1,242)	7,440
Net income attributable to noncontrolling interests	3,490	—	3,490
Net income (loss) attributable to Rentech common shareholders	$5,192	$(1,242)	$3,950

Net income (loss) attributable to Rentech common shareholders	$5,192	$(1,242)	$3,950
Net income attributable to noncontrolling interests	3,490	—	3,490
Income (loss) from discontinued operations, net of tax	$8,682	$(1,242)	$7,440

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

	For the Nine Months Ended September 30, 2015
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Revenues	$155,616	$56	$155,672
Cost of sales	75,234	51	75,285
Gross profit	80,382	5	80,387
Operating income	72,656	569	73,225
Other expenses, net	16,087	—	16,087
Income before income taxes	56,569	569	57,138
Income tax expense	—	—	—
Net income	56,569	569	57,138
Net income attributable to noncontrolling interests	22,797	—	22,797
Net income attributable to Rentech common shareholders	$33,772	$569	$34,341

Net income attributable to Rentech common shareholders	$33,772	$569	$34,341
Net income attributable to noncontrolling interests	22,797	—	22,797
Income from discontinued operations, net of tax	$56,569	$569	$57,138

	For the Nine Months Ended September 30, 2014
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Revenues	$148,455	$267	$148,722
Cost of sales	87,639	150	87,789
Gross profit	60,816	117	60,933
Operating income (loss)	56,229	(4,333)	51,896
Other income (expenses), net	(15,073)	53	(15,020)
Income (loss) before income taxes	41,156	(4,280)	36,876
Income tax expense	—	—	—
Net income (loss)	41,156	(4,280)	36,876
Net income attributable to noncontrolling interests	16,545	—	16,545
Net income (loss) attributable to Rentech common shareholders	$24,611	$(4,280)	$20,331

Net income (loss) attributable to Rentech common shareholders	$24,611	$(4,280)	$20,331
Net income attributable to noncontrolling interests	16,545	—	16,545
Income (loss) from discontinued operations, net of tax	$41,156	$(4,280)	$36,876

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

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The following table presents the financial instruments that were accounted for at fair value by level as of September 30, 2015 and December 31, 2014.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration - September 30, 2015	$—	$—	$658
Earn-out consideration - December 31, 2014	—	—	1,295

The following table presents the fair value and carrying value of the Company’s borrowings as of September 30, 2015.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$48,006	$—	$49,137
NEWP debt	—	16,792	—	17,088
A&R GSO Credit Agreement	—	95,000	—	93,501
RNP Notes - discontinued operations	324,000	—	—	320,000
GE Credit Agreement - discontinued operations	—	26,500	—	26,500

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2014.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$53,192	$—	$54,771
NEWP debt	—	10,968	—	11,265
A&R GSO Credit Agreement	—	50,000	—	49,142
RNP Notes - discontinued operations	310,202	—	—	320,000
GE Credit Agreement - discontinued operations	—	15,000	—	15,000

Earn-out Consideration

At September 30, 2015, the earn-out consideration includes $0.7 million of potential earn-out consideration relating to the Atikokan Facility. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Facility, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers in the Atikokan Facility of $0.7 million, which will be repaid plus accrued interest from any earn-out consideration. The collectibility of the loan is tied to the amount of earn-out consideration the sellers receive from the Company.

A reconciliation of the change in the carrying value of the earn-out consideration during 2015 is as follows:

	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$1,295	$5,000	$6,295
Less: Unrealized gain	(495)	—	(495)
Add: Unrealized gain on foreign currency translation	(142)	—	(142)
Less: Earn-out consideration payment	—	(5,000)	(5,000)
Balance at September 30, 2015	$658	$—	$658

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

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

The A&R GSO Credit Agreement and RNP’s credit agreement with General Electric Capital Corporation (the “GE Credit Agreement”) are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company concluded that the carrying value, before the discount, of the A&R GSO Credit Agreement and the carrying value of the GE Credit Agreement approximate the fair value of such loans as of September 30, 2015 and December 31, 2014 based on their floating interest rates and the Company’s assessment that the fixed-rate margins are still at market levels.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three and nine months ended September 30, 2015 and 2014.

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

Forward Natural Gas Contracts – Discontinued Operations

RNP uses commodity-based derivatives to minimize its exposure to the fluctuations in natural gas prices. RNP recognizes the unrealized gains or losses related to the commodity-based derivative instruments in its consolidated financial statements. RNP does not have any master netting agreements or collateral relating to these derivatives.

Our East Dubuque Facility enters into forward natural gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward natural gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward natural gas contracts is recorded in discontinued operations on the consolidated statements of operations. The amount of unrealized loss recorded was $0.6 million for the three months ended September 30, 2015. The amount of unrealized gain recorded was $3.7 million  for the  nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the amount of unrealized loss recorded was $0.3 million and $0.8 million, respectively.

Interest Rate Swaps

NEWP entered into three interest rate swaps in notional amounts that cover the borrowings under its two industrial revenue bonds and a real estate mortgage loan.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Under the interest rate swaps, NEWP pays interest at a fixed rate of 5.29% on the outstanding balance of one of the industrial revenue bonds, 5.05% on the outstanding balance of the other industrial revenue bond and 7.95% on the outstanding balance of the real estate mortgage loan. NEWP receives interest at the variable interest rates specified in the various swap agreements.

Fulghum has entered into two interest rate swaps in notional amounts that cover the borrowings under two of its long-term loans. Under the interest rate swaps, Fulghum pays interest at a fixed rate of 6.83% on the outstanding balance of one of the loans and 5.15% on the outstanding balance of the other loan. Fulghum receives interest at the variable interest rates specified in the various swap agreements. The 5.15% interest rate swap was terminated in July 2015.

Through the interest rate swaps, the Company is essentially fixing the variable interest rate to be paid on these borrowings.

The interest rate swaps are accounted for as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at September 30, 2015 and December 31, 2014 represents the unrealized loss of $0.7 million and $0.8 million, respectively. Any adjustments to the fair value of the interest rate swaps are recorded on the consolidated statements of operations.

Net gain on interest rate swaps:

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
	(in thousands)
Realized loss	$(72)	$(72)
Unrealized gain	40	163
Total net gain (loss) on interest rate swaps	$(32)	$91

Currency Swaps

Fulghum’s subsidiary in Chile uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary liabilities (in this case, two loans) denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary liabilities are recognized into earnings in the line item other income - net in our consolidated statement of operations. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The total notional values of derivatives related to our foreign currency economic hedges were $9.5 million and $2.2 million as of September 30, 2015 and December 31, 2014, respectively.

The currency swaps are accounted for as derivatives for accounting purposes. The currency swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The fair value of the currency derivatives is the difference between the contract values and the exchange rates at the end of the period. The fair value of the currency swaps at September 30, 2015 and December 31, 2014 represents the unrealized loss.

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
	(in thousands)
Realized loss	$—	$—
Unrealized loss	(1,130)	(1,222)
Total net loss on currency swaps	$(1,130)	$(1,222)

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The forward natural gas contracts are recorded either in current assets of discontinued operations or in current liabilities of discontinued operations on the consolidated balance sheets.

	As of
	September 30, 2015		December 31, 2014
	Current Assets	Current Liabilities	Current Liabilities
	(in thousands)
Forward natural gas contracts:
Gross amounts recognized	$91	$(367)	$(3,955)
Gross amounts offset in consolidated balance sheets	—	—	—
Net amounts presented in the consolidated balance sheets	$91	$(367)	$(3,955)

The interest rate swaps are recorded in other liabilities on the consolidated balance sheets.

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$(686)	$(849)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(686)	$(849)

The currency swaps are recorded either in prepaid expenses and other current assets or in other liabilities on the consolidated balance sheets.

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Currency swaps recorded in current assets (liabilities):
Gross amounts recognized	$(1,504)	$(2,321)
Gross amounts offset in consolidated balance sheets	—	2,039
Net amounts presented in the consolidated balance sheets	$(1,504)	$(282)

The following table presents the financial instruments that were accounted for at fair value by level as of September 30, 2015:

	Level 1	Level 2	Level 3
	(in thousands)
Assets (Liabilities)
Forward natural gas contracts - discontinued operations	$—	$(276)	$—
Interest rate swaps	—	(686)	—
Currency swaps	—	(1,504)	—

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2014:

	Level 1	Level 2	Level 3
	(in thousands)
Assets (Liabilities)
Forward natural gas contracts - discontinued operations	$—	$(3,955)	$—
Interest rate swaps	—	(849)	—
Currency swaps	—	(282)	—

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Note 10 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Finished goods	$25,528	$14,723
Raw materials	13,419	10,778
Other	34	45
Total inventory	$38,981	$25,546

During the three months ended September 30, 2015, the Company wrote down the value of its wood pellet inventory by $3.1 million to estimated net realizable value within its Wood Pellets: Industrial segment and RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $0.5 million to estimated net realizable value.  During the nine months ended September 30, 2015, the Company wrote down the value of its wood pellet inventory by $5.6 million to estimated net realizable value within its Wood Pellets: Industrial segment and RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $1.5 million to net realizable value. During the three and nine months ended September 30, 2014, RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $1.8 million and $4.6 million, respectively, to estimated net realizable value. The various write-downs were reflected in cost of goods sold for the applicable periods.

Note 11 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Land and land improvements	$7,936	$25,851
Buildings and building improvements	19,064	33,578
Machinery and equipment	269,922	194,493
Furniture, fixtures and office equipment	1,406	1,537
Computer equipment and computer software	6,834	7,095
Vehicles	7,913	5,706
Leasehold improvements	4,178	2,405
Other	119	1,243
	317,372	271,908
Less: Accumulated depreciation	(32,242)	(30,514)
Total property, plant and equipment, net	$285,130	$241,394

Construction in progress consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Pasadena Facility	$1,995	$32,747
Fulghum Fibres	2,922	7,197
Atikokan Facility	462	36,931
Wawa Facility	2,763	65,232
Construction under QS Construction Facility	—	21,712
Other	571	594
Total construction in progress	$8,713	$164,413

After RNP launched and pursued its process to evaluate strategic alternatives, management determined in the second quarter of 2015 that it was more likely than not that the Pasadena Facility would be sold or otherwise disposed of before the end of its previously

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

estimated economic useful life. Although it is more likely than not the Pasadena Facility will be sold, held-for-sale accounting criteria have not been met as management does not have the authority to commit to, and has not committed to, a plan of sale. Because the Pasadena Facility will more likely than not be sold or otherwise disposed of before the end of its previously estimated useful life the Company performed an impairment test in the second quarter. Based on the results of the impairment test, management concluded the Pasadena Facility’s carrying value was no longer recoverable and wrote the associated assets down by $101.8 million to their estimated fair values in the second quarter of 2015. The impairment reduced property, plant and equipment by $81.3 million and intangible assets, consisting of technology acquired in the acquisition of the Pasadena Facility, by $20.5 million. Fair value was based on probability weighting various cash flow scenarios using Level 3 inputs, under the applicable accounting guidance. The cash flow scenarios were based on market participant assumptions and indications of value from potential buyers of the Pasadena Facility.

During the third quarter of 2015 the Company updated forecasts of operating cash flows, assessed indications of interest from potential buyers, and updated its estimates of the probabilities of each scenario for the Pasadena Facility. As a result, the carrying value was further reduced by recording an asset impairment charge of $32.5 million. For the nine months ended September 30, 2015, impairment charges to the Pasadena Facility totalled $134.3 million. Because of changing market conditions, it is reasonably possible that the cash flows ultimately received upon sale could change significantly from our estimate of fair value. There is also no guarantee that the Company will ultimately commit to or be able to sell the Pasadena Facility to a third party.

During the nine months ended September 30, 2015, the Company received a one-time easement payment of $1.4 million to allow an adjacent property owner to construct pipelines under the Pasadena Facility.

The construction in progress balance includes $0.4 million of capitalized interest costs at September 30, 2015, and $6.3 million at December 31, 2014.

The Company’s wood pellet facility in Atikokan, Ontario, Canada (the “Atikokan Facility”), which is expected to produce 110,000 metric tonnes of wood pellets annually, is in the ramp-up phase. During ramp up of the Atikokan Facility, the Company discovered it needed to modify the plant’s truck dump hopper and modify or replace a portion of the plant’s conveyance systems (the “Atikokan Modifications”). Most of the truck dump hopper modifications have been completed. The first of the conveyors at the Atikokan Facility are scheduled to be replaced before the end of this year with the remaining work scheduled to be completed in early 2016. The Company’s wood pellet facility in Wawa, Ontario, Canada (the “Wawa Facility”) is designed to produce 450,000 metric tonnes of wood pellets annually. Most of the equipment at the Wawa Facility has been commissioned and the plant has been producing a limited quantity of wood pellets. However, the Company discovered last quarter that it needed to modify the front end system of the facility that handles logs and feeds them into the chipper and modify or replace a significant portion of the plant’s conveyance systems (the “Wawa Modifications”). The first phase of the Wawa Modifications and repairs is underway with the remaining work scheduled to be completed in early 2016. Remaining cash expenditures to complete the Atikokan and Wawa Facilities are expected to be approximately $24 million.

Note 12 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	Fulghum	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$29,932	$8,461	$38,393
Add: Allegheny Acquisition	—	1,862	1,862
Balance at September 30, 2015	$29,932	$10,323	$40,255

At September 30, 2015 and December 31, 2014, the Company had accumulated goodwill impairment charges of $57.2 million related to the Pasadena Facility.

In 2015, the Company changed its annual goodwill testing date from October 1 to July 1. The Company believes this change in the method of applying an accounting principle is preferable, as it will more closely align the impairment testing date with the most current information from our budgeting and strategic planning process as well as alleviate the information and resource constraints that historically existed during the fourth quarter. This change in annual testing date does not delay, accelerate, or avoid an impairment charge.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Note 13 — Debt

QS Construction Facility

In connection with the Drax Contract, as defined below in Note 14 – Commitments and Contingencies, in April 2013, the Company and Quebec Stevedoring Company Limited (“QSL”) entered into a Master Services Agreement (the “Port Agreement”) pursuant to which QSL is required to provide stevedoring, terminalling and warehousing services to the Company at the Port of Quebec. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, QSL was required to build handling equipment and 75,000 metric tonnes of wood pellet storage exclusively for the Company’s use at the port, a portion of the cost of which became a debt obligation for the Company (the “QS Construction Facility”). In accordance with GAAP, the Company is considered the owner of the Quebec Port project and has accordingly recorded the total amount of the project cost in property, plant and equipment and a corresponding amount as project financing in debt. Under the Port Agreement, the Company’s original debt obligation was limited to $16.1 million, subject to approved change orders. In April 2014, QSL submitted change orders to the Company for $2.3 million over the original cost for the project, which in 2015 the Company agreed to pay. Including the change orders, the Company’s current debt obligation is $14.4 million at September 30, 2015 out of the $20.8 million of debt recorded under the QS Construction Facility. The Company is not obligated to pay QSL the difference of $6.4 million under the terms of the Port Agreement.

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

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

NEWP Debt

On January 23, 2015, and in conjunction with the Allegheny Acquisition, NEWP entered into a five-year, $8.0 million term loan, which amortizes as if it had a seven-year maturity, with the unamortized balance due at maturity. The term loan has an interest rate of LIBOR plus 2.25%, and contains financial covenants that restrict dividends from NEWP to Rentech.

Total Debt

As of September 30, 2015, the Company was in compliance with its debt covenants. Total debt consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
QS Construction Facility	$20,788	$18,679
Fulghum debt	47,899	53,179
A&R GSO Credit Agreement	95,000	50,000
NEWP debt	16,836	10,913
Total debt	$180,523	$132,771
Plus: Unamortized net premium (discount)	(9)	1,085
Less: Current portion	(17,565)	(17,260)
Less: Current portion unamortized premium	(490)	(524)
Long-term debt	$162,459	$116,072

Proposed Redemption of Preferred Stock and Reduction of Indebtedness

In connection with the Merger Agreement, RNHI, the Company and certain of its other subsidiaries entered into a Waiver and Amendment of Certain Loan and Equity Documents, dated as of August 9, 2015 (the “Waiver”).  The Waiver covers (i) the A&R GSO Credit Agreement, (ii) that certain Amended and Restated Guaranty Agreement, dated as of February 12, 2015 (as amended or modified to date, the “Guaranty”), by and among the Company and certain of its subsidiaries in favor of Credit Suisse AG, Cayman Islands Branch (the “Agent”) and (iii) that certain Subscription Agreement, dated as of April 9, 2014 (as amended or modified to date, the “Subscription Agreement”), by and among the Company, the Purchasers identified therein and the Purchaser’s Representative identified therein.

Pursuant to the Waiver, the lenders under the A&R GSO Credit Agreement, the Agent and GSO Capital, as applicable, agreed to waive compliance with the A&R GSO Credit Agreement, Guaranty, and certain restrictions in the Subscription Agreement, solely to the extent they restrict or prohibit the Company, RNHI, RNP, and Rentech Nitrogen GP, LLC’s ability to enter into the Merger Agreement and an agreement to vote in favor of the Merger, or to consummate the transactions contemplated thereby.  The Waiver has attached to it drafts of an amended and restated credit agreement (“A&R Credit Agreement”), amended and restated guaranty (“A&R Guaranty”) and a preferred equity exchange and discharge agreement (the “Exchange Agreement”) relating to the Series E Convertible Preferred Stock of the Company, each of which would be entered into at the closing under the Merger Agreement.

The A&R Credit Agreement and the Exchange Agreement will provide for, among other items, the following:

•

At the closing of the Merger, $50 million of the existing Tranche A Loans will be repaid in exchange for CVR Partners common units (valued using the 60 trading day volume weighted average price ending two trading days immediately preceding the closing date of the Merger, less a 15% discount), plus payment of accrued and unpaid interest and the 1% prepayment premium in cash.

•

At the closing of the Merger, the Company and funds associated with GSO Capital (the “GSO Funds”) will exchange all $100 million of the Series E Preferred Stock held by the GSO Funds for $90 million of CVR Partners common units and $10 million of Company Common Stock (each valued using the 60 trading day volume weighted average price of the relevant equity security ending two trading days immediately preceding the closing date of the Merger, less a 15% discount).

•

For a period of six months following the expiration of the 180 lock-up period that will apply to the CVR Partners common units, the Company will have a call right to acquire any of the CVR Partners common units described above which are still held by the GSO Funds at a price per unit equal to 150% of volume weighted average price for the 60 trading days preceding closing.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

•	At the closing of the Merger, the existing $18 million Tranche C Loans commitment will be terminated.
•

After the closing of the Merger, the remaining $45 million of Tranche B Loans will accrue interest at LIBOR plus 7%, with a LIBOR floor of 1%, with a collateral and covenant package similar to the existing loans.

•

The GSO Funds’ right to designate two directors will expire upon the exchange of the Series E Preferred Stock and, subject to compliance with stock exchange listing requirements, instead they will have the right (a) to appoint one director to remain in office until the Company’s next annual meeting, and (b) thereafter, to nominate one director for election to the Company’s board of directors so long as the GSO Funds continue to hold 75% of the shares of Company Common Stock received under the Exchange Agreement.

Note 14 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts – Discontinued Operations

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

	As of
	September 30, 2015	December 31, 2014
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	4,120	3,188
MMBtus under index-price contracts	155	540
Total MMBtus under contracts	4,275	3,728
Commitments to purchase natural gas	$13,138	$15,568
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.07	$4.18

During October 2015, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through May 31, 2016. The total MMBtus associated with these additional forward purchase contracts are 1.2 million and the total amount of the purchase commitments is $3.1 million, resulting in a weighted average rate per MMBtu of $2.65 in these new commitments. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

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

The Drax Contract has been amended twice in order to adjust required delivery schedules to reflect expected delays in production at the Wawa Facility. The amendments resulted in certain penalties under the contract, including cash payments, credits on deliveries in early 2016, and additional commitments for volumes in 2018 and 2019 at pricing levels contracted for 2015, which would be lower than prices for 2018-19 in the original contract. The August Amendment, described below, supersedes certain portions of the February Amendment.

On February 25, 2015, the Company entered into an amendment (the “February Amendment”) to the Drax Contract. The February Amendment canceled all wood pellet deliveries in 2014 and reduced to 240,000 metric tonnes the volume of wood pellets

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

required to be delivered to Drax in 2015. In exchange for the canceled 2014 deliveries and reduced volume commitments in 2015, the Company paid Drax a penalty of approximately $0.2 million in cash, and agreed to provide price reductions totaling approximately $0.9 million on pellet shipments then expected to be made to Drax in 2015 (the “February Price Reduction”). The February Amendment also delayed the required delivery of 72,000 metric tonnes previously scheduled for 2015 into 2018 and 2019 but at 2015 pellet prices, which equated to a discount of approximately $0.9 million on the aggregate price of such deliveries.

In August 2015, the Company entered into a subsequent amendment (the “August Amendment”) to the Drax Contract. The August Amendment canceled all wood pellet deliveries in 2015, and provided for a comprehensive settlement amount of approximately $2.6 million to be paid to Drax, which includes and replaces the February Price Reduction, in exchange for all canceled deliveries under all amendments. The Company is required to pay Drax half of the settlement amount in cash by the end of December 2015, and has agreed to provide the remaining half of the settlement amount in the form of price reductions on the first two pellet shipments expected to be made to Drax in 2016. The 72,000 metric tonnes of pellets added to the required deliveries in 2018 and 2019 will remain at 2015 pricing, which is expected to be lower than pricing in those future years under the original terms of the contract. The settlement amount of $2.6 million was recorded in selling, general and administrative expenses in June 2015.

Rentech’s subsidiary that owns the Atikokan Facility entered into a ten-year take-or-pay contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which such subsidiary is required to deliver 45,000 metric tonnes of wood pellets annually. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility to up to 90,000 metric tonnes annually.

A Rentech subsidiary has contracted with Canadian National Railway Company (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec. The Atikokan Facility is located 1,300 track miles and the Wawa Facility is located 1,100 track miles from the Port of Quebec. Under the Canadian National Contract, such subsidiary has committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls would result in a penalty of $1,000 per rail car. Due to issues discovered at the Wawa Facility as described in “—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company does not expect to fully meet its 2015 commitment under the Canadian National Contract. The resulting cash penalties are expected to be approximately $1.8 million.

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

Litigation Relating to the CVR Transaction – Discontinued Operations

On August 29, 2015, Mike Mustard, a purported unitholder of RNP, filed a class action complaint on behalf of the public unitholders of RNP against RNP, Rentech Nitrogen GP, LLC (the “General Partner”), RNHI, Rentech, CVR Partners, DSHC, LLC,  Lux Merger Sub 1 LLC (“Merger Sub 1”) and Lux Merger Sub 2 LLC (“Merger Sub 2”), and the members of the General Partner’s Board, in the Court of Chancery of the State of Delaware (the “Mustard Lawsuit”). On October 6, 2015, Jesse Sloan, a purported unitholder of RNP, filed a class action complaint on behalf of the public unitholders of RNP against RNP, the General Partner, CVR Partners, Merger Sub 1, Merger Sub 2 and members of the General Partner’s Board in the U.S. District Court for the Northern District of California (the “Sloan Lawsuit” and together with the Mustard Lawsuit, the “Lawsuits”).

The Lawsuits allege, among other things, that the consideration offered by CVR Partners is unfair and inadequate and that, by pursuing the proposed transaction with CVR Partners, RNP’s directors have breached their contractual and fiduciary duties to RNP’s unitholders.  The Lawsuits also allege that the non-director defendants aided and abetted the director defendants in their purported breach of contractual and fiduciary duties. Furthermore, the Sloan Lawsuit alleges that the registration statement filed with the SEC with respect to the transaction fails to disclose material information leading up to the Merger, fails to disclose or contains misleading disclosures concerning Morgan Stanley & Co. LLC’s financial analyses and fails to disclose or contains misleading disclosure concerning financial projections. The Lawsuits seek to enjoin the Merger.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The Lawsuits are at a preliminary stage. RNP cannot predict the outcome of the Lawsuits or any other lawsuit that might be filed with respect to the Merger, nor can it predict the amount of time and expense that will be required to resolve these or other lawsuits. RNP believes the Lawsuits are without merit and intend to defend against them vigorously.

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

Gain and Loss Contingencies

In 2014, the Board of Assessment Appeals State of Colorado determined that Adams County owed the Company a property tax refund of $1.2 million related to the 2013 tax year. Adams County appealed to the Colorado Court of Appeals. In September of 2015, the Company and Adams County reached a settlement agreement whereby Adams County refunded $1.1 million of property taxes to the Company. The Company received the settlement in the third quarter of 2015 and recorded the amount in income from discontinued operations.

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

Abeinsa Abener Teyma General Partnership (“Abeinsa”), the engineering, procurement and construction (“EPC”) contractor for the power generation facility at the Pasadena Facility, submitted to Rentech Nitrogen Pasadena, LLC (“RNPLLC”) in March 2015 approximately $10.0 million of change orders for approval and payment. Under the terms of the EPC contract between RNPLLC and Abeinsa (the “EPC Contract”), RNPLLC must agree to any change order for it to be effective so RNPLLC contested the validity of these change orders and presented its own claims for damages under the EPC Contract to Abeinsa. Through a mediation in late October, the parties agreed in principle to resolve the entire contractual dispute with RNPLLC agreeing to pay Abeinsa $3.5 million by November 30, 2015. The specific terms and conditions of a mutual release and settlement agreement are being negotiated by the parties and the agreement is expected to be signed in the coming days.

The Company is in the process of determining the cause of the issues and the related costs to complete the Atikokan Modifications and the Wawa Modifications discussed in Note 11 above.  Based on its findings, the Company may pursue claims against any contractors, subcontractors, equipment manufacturers or other third parties who may be liable for the costs and other

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

damages incurred by the Company relating to the Atikokan Modifications, the Wawa Modifications and the loss of productivity at the Atikokan and Wawa Facilities.

As noted above in this note under “Contractual Obligations,” the Company does not expect to fully meet its 2015 commitment under the Canadian National Contract. The resulting cash penalties are expected to be approximately $1.8 million.

Note 15— Reverse Stock Split

On August 20, 2015, every ten shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share of Common Stock.

The Reverse Split affected all issued and outstanding shares of Common Stock, as well as Common Stock underlying stock options, restricted stock units, warrants and preferred stock outstanding immediately prior to the effectiveness of the Reverse Split. The Reverse Split reduced the total number of shares of Common Stock outstanding from approximately 230 million to approximately 23 million. Concurrent with the Reverse Split, the number of authorized shares of Common Stock was reduced from 450 million to 45 million. Since the par value per share of Common Stock did not change, Common Stock was reduced by approximately $2.1 million with a corresponding increase of $2.1 million to additional paid-in capital.

No fractional shares were issued in connection with the Reverse Split. Any fractional share of Common Stock that resulted from the Reverse Split was converted into a cash payment equal to such fraction multiplied by the closing trading price of Common Stock on August 19, 2015, the last trading day immediately preceding the effective date of the Reverse Split.

Note 16 — Preferred Stock

In 2014, the Company entered into the Subscription Agreement, pursuant to which the Company sold 100,000 shares of its Series E Convertible Preferred Stock (the “2014 Preferred Stock” or “Series E Preferred Stock”) to the Series E Purchasers. In addition, a newly formed wholly owned subsidiary of the Company, DSHC, LLC (“DSHC”), and each of the Series E Purchasers entered into a Put Option Agreement (the “Put Option Agreements”). DSHC is a special purpose entity referred to as a bankruptcy-remote entity whose operations are limited. DSHC is a separate and distinct legal entity from Rentech and its assets are not available to Rentech’s creditors.

The 2014 Preferred Stock is accounted for as mezzanine equity in the consolidated balance sheets. However, dividends are recorded in the consolidated statements of stockholders’ equity and consist of the 4.5% dividend plus the amortization of issuance costs and accretion of discount. Dividends are paid on the first business day of June and December of each year. See Note 13 – Debt, “Proposed Redemption of Preferred Stock and Reduction of Indebtedness.”

Mezzanine equity consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Original issue price of 2014 Preferred Stock	$100,000	100,000
Less: Issuance costs	(2,772)	(3,144)
Less: Unamortized discount	(1,583)	(1,796)
Total mezzanine equity	$95,645	$95,060

Note 17 — Income Taxes

For the three months ended September 30, 2015, the Company recorded an income tax benefit of $2.1 million, which is comprised primarily of income tax benefit for Rentech. For the nine months ended September 30, 2015, the Company recorded an income tax expense of $0.2 million, which is comprised primarily of income tax expense for Rentech. The Company’s effective income tax rate (income tax (benefit) expense as a percentage of income before income taxes) was (4%) for the three months ended September 30, 2015 and 0% for the nine months ended September 30, 2015. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to differences between GAAP income and income reported on tax returns, outside basis difference in foreign subsidiaries, impact of foreign earnings and impact of state taxes.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

For the three months ended September 30, 2014, the Company recorded income tax benefit of $0.4 million. For the nine months ended September 30, 2014, the Company recorded income tax expense of $1.3 million. The Company’s effective income tax rate (income tax (benefit) expense as a percentage of income before income taxes) was 2% for the three and nine months ended September 30, 2014. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to basis difference in foreign subsidiaries, impact of foreign earnings and impact of state taxes.

The Company has considered results of operations and concluded that it is not more likely than not that the deferred tax assets will be realized. Therefore, a valuation allowance has been recorded against the net deferred tax asset.

Note 18 — Segment Information

The Company operates in four business segments, as described below. NEWP’s operations are included only from the closing date of the NEWP Acquisition, which was May 1, 2014. Allegheny’s operations are included only from the closing date of the Allegheny Acquisition, which was January 23, 2015. For all periods presented below, the Company has reclassed the expenses from the joint venture with Graanul Invest AS (“Graanul”), which are shown as equity in loss of investee, from the Fulghum Fibres business segment to the Wood Pellets: Industrial business segment. Results of the East Dubuque and the Energy Technologies segments, and a portion of the unallocated partnership expenses are accounted for as discontinued operations for all periods presented. As of September 30, 2015, the Company’s four business segments are:

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
	(in thousands)
Revenues
Pasadena	$37,519		$38,142		$107,734		$105,597
Fulghum Fibres	23,446		22,141	(1)	71,823		67,326	(1)
Wood Pellets: Industrial	1,772		2,011		5,980		2,678
Wood Pellets: NEWP	17,611		13,857		41,387		19,635
Total revenues	$80,348		$76,151		$226,924		$195,236
Gross profit (loss)
Pasadena	$464		$(8,778)		$3,852		$(12,145)
Fulghum Fibres	4,959		3,429		12,944		9,579
Wood Pellets: Industrial	(3,265)		366		(6,727)		480
Wood Pellets: NEWP	4,057		2,486		8,875		3,573
Total gross profit (loss)	$6,215		$(2,497)		$18,944		$1,487
Selling, general and administrative expenses
Pasadena	$1,133		$1,071		$2,773		$4,147
Fulghum Fibres	1,241		1,368		3,870		4,420
Wood Pellets: Industrial	4,589		2,776		15,713		8,184
Wood Pellets: NEWP	587		624		2,009		1,015
Total segment selling, general and administrative expenses	$7,550		$5,839		$24,365		$17,766
Depreciation and amortization
Pasadena	$25		$337		$744		$970
Fulghum Fibres	427		970		2,107		1,111
Wood Pellets: Industrial	45		43		127		97
Wood Pellets: NEWP	295		(133)		885		(231)
Total segment depreciation and amortization recorded in operating expenses	792		1,217		3,863		1,947
Pasadena	1,584		2,153		5,269		5,056
Fulghum Fibres	2,178		1,810		6,327		5,386
Wood Pellets: Industrial	575		—		1,578		—
Wood Pellets: NEWP	963		830		2,370		1,108
Total depreciation and amortization recorded in cost of sales	5,300		4,793		15,544		11,550
Total segment depreciation and amortization	$6,092		$6,010		$19,407		$13,497
Other operating (income) expenses
Pasadena	$32,510		$—		$134,282		$27,202
Fulghum Fibres	713		8		716		9
Wood Pellets: Industrial	—		—		—		(342)
Wood Pellets: NEWP	(3)		—		(3)		—
Total segment other operating expenses	$33,220		$8		$134,995		$26,869
Operating income (loss)
Pasadena	$(33,204)	(2)	$(10,186)		$(133,947)	(2)	$(44,464)	(3)
Fulghum Fibres	2,579		1,083		6,252		4,039
Wood Pellets: Industrial	(7,899)		(2,453)		(22,567)		(7,459)
Wood Pellets: NEWP	3,178		1,995		5,984		2,789
Total segment operating loss	$(35,346)		$(9,561)		$(144,278)		$(45,095)
Interest expense
Pasadena	$—		$—		$—		$—
Fulghum Fibres	692		553		1,811		1,671
Wood Pellets: Industrial	471		1		987		2
Wood Pellets: NEWP	143		112		433		194
Total segment interest expense	$1,306		$666		$3,231		$1,867
Net income (loss)
Pasadena	$(33,187)	(2)	$(10,213)		$(132,550)	(2)	$(44,545)	(3)

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fulghum Fibres	3,012	(56)	4,977	609
Wood Pellets: Industrial	(8,382)	(1,997)	(23,760)	(6,804)
Wood Pellets: NEWP	3,106	2,014	5,786	2,756
Total segment net loss	$(35,451)	$(10,252)	$(145,547)	$(47,984)
Reconciliation of segment net loss to consolidated net loss:
Segment net loss	$(35,451)	$(10,252)	$(145,547)	$(47,984)
Corporate expenses allocated to RNP recorded as selling, general and administrative expenses	(1,701)	(1,574)	(5,300)	(5,515)
Corporate expenses allocated to RNP recorded as other expenses	(30)	—	(88)	—
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(4,869)	(6,963)	(13,259)	(21,544)
Corporate and unallocated depreciation and amortization expense	(136)	(154)	(418)	(419)
Corporate and unallocated income (expenses) recorded as other income (expense)	6	(96)	6	(1,279)
Corporate and unallocated interest expense	(2,419)	(54)	(4,007)	(378)
Corporate income tax expense	10	(34)	(26)	(71)
Income from discontinued operations, net of tax	11,754	7,440	57,138	36,876
Consolidated net loss	$(32,836)	$(11,687)	$(111,501)	$(40,314)

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Total assets
Pasadena	67,054	193,737
Fulghum Fibres	188,966	197,418
Wood Pellets: Industrial	147,114	149,021
Wood Pellets: NEWP	67,109	56,134
Total segment assets	$470,243	$596,310
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$470,243	$596,310
Corporate and other	29,411	9,278
Discontinued operations	227,216	222,562
Consolidated total assets	$726,870	$828,150

	For the Nine Months Ended September 30,
	2015	2014
	(in thousands)
Capital expenditures
Pasadena	6,250	39,693
Fulghum Fibres	7,986	13,473
Wood Pellets: Industrial	26,691	63,973
Wood Pellets: NEWP	1,204	93
Corporate and other	953	1,149
Discontinued operations	18,827	16,413
Total capital expenditures	$61,911	$134,794

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014		2015	2014
	(in thousands)
United States	$70,752	$67,812		$193,031	$169,858
Canada	1,772	2,011		5,980	2,678
Other	7,824	6,328	(1)	27,913	22,700	(1)
Total revenues	$80,348	$76,151		$226,924	$195,236

The following table sets forth assets by geographic area:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
United States	$540,461	$637,271
Canada	147,073	149,021
Other	39,336	41,858
Total assets	$726,870	$828,150

(1)

Previously reported amount for Fulghum Fibres’ revenues were $25,273 for three months ended September 30, 2014 and $73,660 for nine months ended September 30, 2014. Previously reported amount for revenues by geographic area - other were $9,460 for three months ended September 30, 2014 and $29,034 for nine months ended September 30, 2014. Reduction to each of $3,132 and $6,334 for three and nine months ended September 30, 2014, respectively, is described in Note 2 — Revision of Previously Reported Revenues and Cost of Sales.

(2)	Includes asset impairment of $32.5 million and $134.3 million for the three and nine months ended September 30, 2015, respectively.
(3)	Includes goodwill impairment of $27.2 million for the nine months ended September 30, 2014, respectively.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Note 19 — Net Loss Per Common Share Allocated to Rentech

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except for per share data)
Numerator:
Loss from continuing operations	$(44,590)	$(19,127)	$(168,639)	$(77,190)
Less: Preferred stock dividends	(1,320)	(1,321)	(3,960)	(2,521)
Less: Loss from continuing operations attributable to noncontrolling interests	14,167	4,801	55,551	20,050
Less: Income from continuing operations allocated to participating securities	—	—	—	—
Loss from continuing operations allocated to common shareholders	$(31,743)	$(15,647)	$(117,048)	$(59,661)
Numerator:
Income from discontinued operations	$11,754	$7,440	$57,138	$36,876
Less: Income from discontinued operations attributable to noncontrolling interests	4,355	3,490	22,797	16,545
Less: Income from discontinued operations allocated to participating securities	303	146	1,450	746
Income from discontinued operations allocated to common shareholders	$7,096	$3,804	$32,891	$19,585
Numerator:
Net loss attributable to Rentech common shareholders	$(24,344)	$(11,697)	$(82,707)	$(39,330)
Less: Income allocated to participating securities	—	—	—	—
Net loss allocated to common shareholders	$(24,344)	$(11,697)	$(82,707)	$(39,330)
Denominator:
Weighted average common shares outstanding	23,005	22,807	22,969	22,865
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	—	—	—
Common stock options	—	—	—	—
Restricted stock	—	—	—	—
Diluted shares outstanding	23,005	22,807	22,969	22,865
Basic:
Continuing operations	$(1.38)	$(0.69)	$(5.10)	$(2.61)
Discontinued operations	$0.31	$0.17	$1.43	$0.86
Net loss per common share	$(1.06)	$(0.51)	$(3.60)	$(1.72)
Diluted:
Continuing operations	$(1.38)	$(0.69)	$(5.10)	$(2.61)
Discontinued operations	$0.31	$0.17	$1.43	$0.86
Net loss per common share	$(1.06)	$(0.51)	$(3.60)	$(1.72)

For the three and nine months ended September 30, 2015, 5.8 million shares of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2014, 6.1 million shares of Common Stock issuable pursuant to stock options, stock warrants,  restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

RENTECH, INC.

Notes to Consolidated Financial Statements—Continued

(Unaudited)

Note 20 — Subsequent Events

Distributions

RNP declared a cash distribution to its common unitholders for the third quarter of 2015 of $0.25 per unit, which will result in total distributions of $9.8 million, including payments to phantom unitholders. The Company will receive a distribution of $5.8 million, representing its share of distributions based on its ownership of common units. The cash distribution will be paid on November 27, 2015 to unitholders of record at the close of business on November 20, 2015.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•

our ability to sell or spin-off the Pasadena Facility and close the Merger of RNP into CVR Partners, which are expected to result in substantial reduction of our debt and the receipt of substantial cash consideration;

•

our ability to realize the benefits of the acquisition of Fulghum, the NEWP Acquisition, the Allegheny Acquisition and the Atikokan and Wawa Facilities and to successfully execute our wood fibre processing business strategy;

•

additional costs for unforeseen engineering problems, problems with the performance of installed equipment, unavailability or failure of necessary equipment, or plant enhancements needed, but currently unknown, or other unforeseen events, at the Atikokan and Wawa Facilities;

•

our ability to complete necessary modifications and replacements of equipment at the Atikokan and Wawa Facilities and ramp up production to full capacity at the Atikokan and Wawa Facilities on the schedule and budget we currently anticipate;

•	our ability to maintain improved results of operations at our Pasadena Facility;
•	our ability to successfully implement our reorganization plan and to achieve the cost savings we expect from the plan on the schedule we expect;
•	the volatile nature of our nitrogen fertilizer business and its ability to remain profitable;
•	our ability to recover the costs of our raw materials through sales of products made from such raw materials, considering the volatility in the prices of our products and raw materials;
•	a decline in demand for crops such as corn, soybeans, potatoes, cotton, canola, alfalfa and wheat or their prices or the use of nitrogen fertilizer for agricultural purposes;
•	adverse weather conditions, which can affect demand for, and delivery and production of, our nitrogen fertilizer and wood pellet products;
•	any interruption in the supply, or rise in the price levels, of natural gas, ammonia, sulfur, and other essential raw materials;
•	our dependence on our customers and distributors to purchase and transport goods purchased from us;
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

•	risks arising from ongoing reversals of tax exemptions and withdrawals of government subsidies and funding relating to energy projects by the UK government as a result of policy shifts;
•	any loss of Interoceanic Corporation, or IOC, as a distributor of our ammonium sulfate fertilizer products or decline in sales volume or sales price of products sold through IOC;
•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;
•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;
•

risks associated with the expansion and other projects at our facilities, including any disruption to operations at our facilities during construction and our ability to sell the incremental products resulting from such projects; and

•

risks associated with doing business outside of the United States, including foreign currency exposure and economic conditions in other countries impacting the demand for our products and our customers’ ability to pay us.

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

OVERVIEW OF OUR BUSINESS

We are a leading provider of wood fibre processing services, high-quality wood chips and wood pellets. Our processing business includes Fulghum, which operates 30 wood chipping mills in the United States and South America. It provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America. Our wood pellet business includes our Atikokan and Wawa Facilities and NEWP. The Atikokan and Wawa Facilities are expected to have a combined annual production capacity of 560,000 metric tonnes, and NEWP’s annual capacity is 300,000 tons. Wood pellets produced at Atikokan are being used primarily for utility power generation in Canada and pellets produced at the Wawa Facility will soon be used for utility power generation in the United Kingdom. The Atikokan Facility is currently in the ramp-up phase and producing wood pellets. Most of the equipment at the Wawa Facility has been commissioned and the plant has been producing a limited quantity of wood pellets. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets, operating four wood pellet facilities in the Northeast. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

During ramp up of the Atikokan Facility, we discovered we needed to modify the plant’s truck dump hopper and modify or replace a portion of the plant’s conveyance systems. Most of the truck dump hopper modifications have been completed. The first group of the faulty conveyors at Atikokan is scheduled to be replaced before the end of this year with the remaining work scheduled to be completed in early 2016. The Atikokan Facility may reach full capacity by the end of February 2016; however, the timing could shift by several months depending on the success of the material handling equipment modifications and any other possible unforeseen issues that may arise during ramp-up. We discovered last quarter during the ramp up of the Wawa Facility that we needed to modify the front-end system of the facility that handles logs and feeds them into the chipper and modify or replace a significant portion of the plant’s conveyance systems. These issues have prevented us from ramping up the plant to expected production levels. The first phase of repairs and modifications is underway at the Wawa Facility, with the remaining work scheduled to be completed in early 2016. Taking into account the time required to correct the log in-feed equipment and conveyance systems, the Wawa Facility is targeted to operate at full capacity in the second half of 2016; however, the timing could shift depending on the success of the material handling equipment modifications and any other possible unforeseen issues that may arise during ramp-up.

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

On August 9, 2015, RNP entered into the Merger Agreement under which RNP and the General Partner will merge with CVR Partners, and RNP will cease to be a public company and will become a wholly owned subsidiary of CVR Partners. The consummation of the Merger is subject to certain conditions, including approval from RNP’s unitholders, the effectiveness of a registration statement on Form S-4 relating to the unit component of the merger consideration and the sale or spin-off of the Pasadena Facility. The East Dubuque Facility is now reported as a discontinued operation, following the signing of the Merger Agreement.

Overview of our Results of Operations

Our operating segments have been affected in different ways by various negative and positive factors in 2015. Although operating results at the Pasadena Facility have improved from recent years, we recorded an asset impairment of $134.3 million. Our East Dubuque Facility has improved its production levels and improved its results since 2014, and benefitted from lower prices of natural gas and $4.6 million of insurance proceeds related to the fire that occurred in 2013. The results and outlook for our Wood Pellets: Industrial segment depend primarily on results from the Atikokan and Wawa Facilities, which have been producing pellets. However, combined output and losses for the plants are worse than we expected, due to problems with the material-handling equipment at both plants. The cost of correcting those problems increased our total expected construction spending to $145.0 million; such estimates currently have significant uncertainty. The expected delays in production at the Wawa Facility have caused us to amend the contract with Drax, and we have incurred penalties. We also need to amend our contract with Canadian National Railway Company which specifies certain costs for a failure to meet minimum shipments. NEWP continues to perform well and is meeting expectations, with the Allegheny Acquisition contributing as expected. Fulghum’s lower operating costs at its U.S. chipping mills, together with improved performance in South America, have improved the results and outlook for Fulghum compared to 2014, and compared to our earlier expectations for 2015. Fulghum also recorded a gain of $1.6 million from an insurance settlement related to the fire in Woodland, Maine. The A&R GSO Credit Agreement provided up to $63 million of borrowing capacity, $18 million of which is still available under certain circumstances before completion of the Merger.

In August 2015, we announced a plan to restructure our wood fibre processing and corporate activities to focus on operations and execution, while significantly reducing corporate overhead. We have begun implementing a reorganization plan to simplify and integrate our structure into a lower cost model. We are targeting to reduce annual consolidated selling, general and administrative expenses by approximately $10.0 to $12.0 million by the end of 2016. We expect cost savings of $8.5 to $10.5 million per year by (i) completing a 25% reduction of corporate staff, (ii) reducing compensation levels, and (iii) moving the corporate headquarters from Los Angeles, California to the Washington, D.C. area. We are streamlining functions to create an integrated company focused on operations. We are targeting cost savings of $1.5 million at our fibre business units from a simplified organizational structure with fewer layers, consolidated back office functions and reduced spending. We have initiated these cost savings actions and are targeting completion of the plan by the end of the third quarter of 2016. As we implement the restructuring, we expect non-recurring charges of approximately $6.0 million, to be incurred over the next twelve months. We may adjust our restructuring plan in response to future performance, and our ability to identify and implement further cost reductions.

Liquidity

We need either the proceeds of the Merger and the sale of the Pasadena Facility, or to raise additional capital in order to achieve our objectives and maintain our liquidity for the next twelve months. Our objectives include funding the capital and operating costs of modifying and ramping up our Atikokan and Wawa Facilities, and funding the costs of implementing our plan to restructure our selling, general and administrative activities, including relocation of our corporate headquarters. If the closing of the Merger and the sale of the Pasadena Facility do not occur in the early months of 2016 before our other existing sources of liquidity are expected to be exhausted, we would require capital from other sources. We are in discussions to arrange additional borrowing and/or to pledge or sell some of the 3.1 million unpledged units of RNP which we own, but the outcome of such discussions is not known at this time. Such a sale of units of RNP would require approval of CVR Partners, under the terms of the voting and support agreement. If the Pasadena Facility is sold and the Merger closes, we would receive substantial cash consideration which we expect to provide the funding we require at least for the next twelve months. If the Merger were to close and the Pasadena Facility were spun off, rather than sold, we expect to require new sources of cash in a smaller amount. Following the Merger, if our capital needs were to exceed our current forecasts, we expect capital to be available, if necessary, from the sale of units of CVR Partners, to the extent such sales are allowed by the transaction documents relating to the Merger. In the event the Merger does not close and the Merger Agreement is terminated, and the Pasadena Facility is not sold, we would seek to raise additional capital by selling RNP common units (to the extent permitted under the A&R GSO Credit Agreement and the Subscription Agreement). If we are unable to raise additional capital when needed, our liquidity would be adversely affected, which would have a material adverse effect on our business, results of operations, and financial condition.

Upon closing of the Merger, each outstanding unit of RNP will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. As discussed in Note 13 — Debt, at the closing of the Merger, (i) Tranche A loans will be repaid with common units of CVR Partners, (ii) the 2014 Preferred Stock will be exchanged for a combination of common units of CVR Partners and the Company’s Common Stock, (iii) the Tranche C Loans commitment will be terminated, and (iv) the interest rate on the Tranche B Loans will be decreased. We expect to receive $59.8 million in cash consideration, before payment of expenses and corporate taxes, from the Merger, (plus our share of any cash proceeds from the sale of the Pasadena Facility). If the volume-weighted average price of CVR Partners common units during the 60 trading days prior to the period two days before closing is equal to the 30-day volume-weighted average price of CVR Partners common units as of September 30, 2015, we would hold approximately 7.9% of the CVR Partners common units outstanding immediately after the closing of the Merger and repayment of the debt and preferred stock as described above. If the pre-closing volume-weighted average price of CVR Partners common units is lower than the 30-day volume-weighted average price of CVR Partners common units as of September 30, 2015, we would retain fewer units of CVR Partners, and expected cash distributions would be proportionately lower. The Merger Agreement requires that RNP will either sell its Pasadena Facility to a third party or spin out ownership of the Pasadena Facility to RNP unitholders prior to the closing of the Merger. The Merger Agreement provides for the continuation of business in the ordinary course before closing.

In the event of termination of the Merger Agreement, depending on the reason for the termination, RNP may be required to pay to CVR Partners or CVR Partners may be required to pay to RNP, $10.0 million, as a reimbursement of expenses. RNP may furthermore be required to pay to CVR Partners a fee of $31.2 million if RNP were to terminate the Merger in order to pursue a superior offer.

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

Seasonality

Our Pasadena Facility

Significant seasonality and weather factors affect demand, pricing and timing of deliveries for our Pasadena Facility’s domestic agricultural products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decreasing in the summer, and increasing again in the fall. Sales prices of these products are adjusted seasonally in order to facilitate distribution of the products throughout the year. Sales to Australia, Brazil and New Zealand may partially offset this domestic seasonal pattern because they are in the southern hemisphere. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity and demand at targeted sales prices for this product. We have 60,000 tons of storage capacity for ammonium sulfate at the facility. We also have an arrangement with IOC that permits us to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near our end customers. We manage our storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity were to be insufficient, we would be forced to reduce or cease production of the product until capacity became available. Our Pasadena Facility’s fertilizer products are typically sold on the spot market for immediate delivery and, to a much lesser extent, under prepaid contracts for future delivery at fixed prices. The following table shows product tonnage shipped by our Pasadena Facility by quarter for the nine months ended September 30, 2015 and for each quarter in the years ended December 31, 2014 and 2013.

	2015	2014	2013
	(in thousands)
Quarter ended March 31	163	155	110
Quarter ended June 30	167	215	178
Quarter ended September 30	188	205	202
Quarter ended December 31	n/a	176	140
Total Tons Shipped	518	751	630

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

Our East Dubuque Facility – Discontinued Operations

Our business is seasonal, based on planting, growing and harvesting cycles. Consequently, operating results for the interim periods do not necessarily indicate expected results for the year. The following table shows product tonnage shipped by our East Dubuque Facility by quarter for the nine months ended September 30, 2015 and for each comparable quarter in the years ended December 31, 2014, 2013 and 2012.

	2015	2014	2013	2012
	(in thousands)
Quarter ended March 31	111	92	110	92
Quarter ended June 30	178	193	144	160
Quarter ended September 30	163	145	176	180
Quarter ended December 31	n/a	137	70	133
Total Tons Shipped	452	567	500	565

We typically ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year. The next highest volume of tons shipped is typically in the summer and fall during the quarters ending September 30 and December 31 of each year when customers are filling their tanks for the next application season and applying ammonia after the fall harvest. However, as reflected in the table above, the seasonal patterns may change substantially from year to year due to various circumstances, including timing of or changes in weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year. Certain weather and soil conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

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

Business Segments

We operate in four business segments, which are Pasadena, Fulghum Fibres, Wood Pellets: Industrial, and Wood Pellets: NEWP. See “Note 18 — Segment Information” in “Part I—Item 1. Financial Statements” in this report for more information on the description of the segments. NEWP’s operations are included in our historical operating results only from the closing date of the NEWP Acquisition, which was May 1, 2014. Allegheny’s operations are included only from the closing date of the Allegheny Acquisition, which was January 23, 2015. Results of the East Dubuque and the energy technologies segments, and the unallocated partnership expenses are accounted for as discontinued operations for all periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Pasadena	$37,519	$38,142	$107,734	$105,597
Fulghum Fibres	23,446	22,141	71,823	67,326
Wood Pellets: Industrial	1,772	2,011	5,980	2,678
Wood Pellets: NEWP	17,611	13,857	41,387	19,635
Total revenues	$80,348	$76,151	$226,924	$195,236
Gross profit (loss)
Pasadena	$464	$(8,778)	$3,852	$(12,145)
Fulghum Fibres	4,959	3,429	12,944	9,579
Wood Pellets: Industrial	(3,265)	366	(6,727)	480
Wood Pellets: NEWP	4,057	2,486	8,875	3,573
Total gross profit (loss)	$6,215	$(2,497)	$18,944	$1,487
Operating income (loss)
Pasadena	$(33,204)	$(10,186)	$(133,947)	$(44,464)
Fulghum Fibres	2,579	1,083	6,252	4,039
Wood Pellets: Industrial	(7,899)	(2,453)	(22,567)	(7,459)
Wood Pellets: NEWP	3,178	1,995	5,984	2,789
Total segment operating loss	$(35,346)	$(9,561)	$(144,278)	$(45,095)
Net income (loss)
Pasadena	$(33,187)	$(10,213)	$(132,550)	$(44,545)
Fulghum Fibres	3,012	(56)	4,977	609
Wood Pellets: Industrial	(8,382)	(1,997)	(23,760)	(6,804)
Wood Pellets: NEWP	3,106	2,014	5,786	2,756
Total segment net loss	$(35,451)	$(10,252)	$(145,547)	$(47,984)
Reconciliation of segment net loss to consolidated net loss:
Segment net loss	$(35,451)	$(10,252)	$(145,547)	$(47,984)
Corporate expenses allocated to RNP recorded as selling, general and administrative expenses	(1,701)	(1,574)	(5,300)	(5,515)
Corporate expenses allocated to RNP recorded as other expenses	(30)	—	(88)	—
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(4,869)	(6,963)	(13,259)	(21,544)
Corporate and unallocated depreciation and amortization expense	(136)	(154)	(418)	(419)
Corporate and unallocated income (expenses) recorded as other income (expense)	6	(96)	6	(1,279)
Corporate and unallocated interest expense	(2,419)	(54)	(4,007)	(378)
Corporate income tax expense	10	(34)	(26)	(71)
Income from discontinued operations, net of tax	11,754	7,440	57,138	36,876
Consolidated net loss	$(32,836)	$(11,687)	$(111,501)	$(40,314)

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014:

Continuing Operations

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Pasadena	37,519	38,142	107,734	105,597
Fulghum Fibres	23,446	22,141	71,823	67,326
Wood Pellets: Industrial	1,772	2,011	5,980	2,678
Wood Pellets: NEWP	17,611	13,857	41,387	19,635
Total revenues	$80,348	$76,151	$226,924	$195,236

Pasadena

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	137	$30,976	172	$33,776
Sulfuric acid	40	3,469	20	1,894
Ammonium thiosulfate	11	2,457	13	1,925
Other	N/A	617	N/A	547
Total - Pasadena	188	$37,519	205	$38,142

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	355	$87,619	458	$90,244
Sulfuric acid	114	9,795	61	5,567
Ammonium thiosulfate	49	8,728	56	8,257
Other	N/A	1,592	N/A	1,529
Total - Pasadena	518	$107,734	575	$105,597

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

Revenues for the three months ended September 30, 2015 were $37.5 million, compared to $38.1 million for the same period in the prior year. The decrease was due to lower sales volumes for ammonium sulfate and ammonium thiosulfate, and lower sales prices for sulfuric acid, partially offset by higher sales prices for ammonium sulfate and ammonium thiosulfate, and higher sales volume for sulfuric acid. Revenues for the nine months ended September 30, 2015 were $107.7 million, compared to $105.6 million for the same period in the prior year. The increase was due to higher sales prices for ammonium sulfate and ammonium thiosulfate, and higher sales volumes for sulfuric acid, partially offset by lower sales volumes for ammonium sulfate and ammonium thiosulfate, and lower sales prices for sulfuric acid.

Average sales prices per ton increased by 15% for ammonium sulfate and decreased by 10% for sulfuric acid for the three months ended September 30, 2015, as compared with the same period in the prior year. These two products comprised 92% of our Pasadena Facility’s revenues for the three months ended September 30, 2015 and 94% for the same period in the prior year. Average sales prices per ton increased by 25% for ammonium sulfate and decreased by 6% for sulfuric acid for the nine months ended September 30, 2015, as compared with the same period in the prior year. These two products comprised 90% of our Pasadena

Facility’s revenues for the nine months ended September 30, 2015 and 91% for the same period in the prior year. Ammonium sulfate sales prices increased due to a higher percentage of sales in the domestic market; and continued demand for ammonium sulfate as retailers move away from ammonium nitrate. As part of our restructuring plan, we reduced our historically low-margin sales to Brazil. We had 22% of ammonium sulfate sales to Brazil during the three months ended September 30, 2015, while 53% of ammonium sulfate sales were to Brazil during the three months ended September 30, 2014. Only 10% of ammonium sulfate sales were to Brazil during the nine months ended September 30, 2015, while 43% of ammonium sulfate sales were to Brazil during the nine months ended September 30, 2014.

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

Fulghum Fibres

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Services	$18,087	$17,954	$51,992	$53,341
Product	5,359	4,187	19,831	13,985
Total revenues - Fulghum	$23,446	$22,141	$71,823	$67,326

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

Revenues were $23.4 million for the three months ended September 30, 2015, compared to $22.1 million for the same period last year. Revenues from operations in the United States were $15.6 million for the third quarter of 2015, as compared to $15.8 million in the prior year period. Revenues from operations in South America were $7.8 million for the third quarter of 2015, as compared to $6.3 million in the prior year period. The increase in South America revenues was primarily due to higher biomass product sales domestically and chip sales to Asia in the third quarter of 2015 as compared to 2014. Our mills in the United States and South America processed 3.8 and 3.7 million green metric tonnes, or GMT, of logs into wood chips and residual fuels for the three months ended September 30, 2015 and 2014, respectively.

Revenues were $71.8 million for the nine months ended September 30, 2015, compared to $67.3 million for the same period last year. Revenues from operations in the United States were $43.9 million during the nine months ended September 30, 2015, as compared to $44.6 million in the prior year period. Volumes and revenues at a number of our U.S. mills were down due to wet and protracted winter weather earlier in the year. Revenues from operations in South America were $27.9 million during the nine months ended September 30, 2015, as compared to $22.7 million in the prior year period. The increase in South America revenues was primarily due to higher chip processing volumes, biomass product sales domestically and chip sales to Asia during the nine months ended September 30, 2015 as compared to the same period in the prior year. Our mills in the United States and South America processed 11.2 million GMT of logs into wood chips and residual fuels during the nine months ended September 30, 2015, compared to 11.3 million GMT of logs during the nine months ended September 30, 2014.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically utilities generating electricity. We began producing wood pellets at the Atikokan Facility in February 2015. Revenues were $1.8 million at the Atikokan Facility for the three months ended September 30, 2015, earned by delivering to OPG 9,800 metric tonnes of wood pellets, which were produced at the Atikokan Facility. Revenues were $6.0 million at the Atikokan Facility for the nine months ended September 30, 2015, earned by delivering to OPG 32,500 metric tonnes of wood pellets, 30,600 of which were produced at the Atikokan Facility. During the three and nine months ended September 30, 2014, revenues were $2.0 million and $2.7 million, respectively, for wood pellets sold to industrial customers. During the three and nine months ended September 30, 2014, the Atikokan Facility acquired and delivered to OPG 9,900 and 13,200 metric tonnes of wood pellets, respectively, sourced from a third-party wood pellet producer.

The Atikokan Facility is in the ramp-up phase. We experienced a transformer failure earlier in the year and had been using a smaller temporary transformer that caused us to operate the facility at reduced rates. In the third quarter of 2015, we installed the larger permanent transformer that allows the Atikokan Facility to operate at full production rates. During ramp-up, we discovered we needed to modify the plant’s truck dump hopper and modify or replace a portion of the plant’s conveyance systems. Most of the truck dump hopper modifications have been completed. The first group of the faulty conveyors at the Atikokan Facility is scheduled to be replaced before the end of this year with the remaining work scheduled to be completed in early 2016. The Atikokan Facility may still reach full capacity in February 2016; however, the timing could shift by several months depending on the success of the material handling equipment modifications and any other possible unforeseen issues that may arise during ramp-up.

Most of the equipment at the Wawa Facility has been commissioned and the plant has been producing a limited quantity of wood pellets. However, we discovered last quarter that we needed to modify the front end system of the facility that handles logs and feeds them into the chipper and modify or replace a significant portion of the plant’s conveyance systems. These issues have prevented us from ramping up the plant to expected production levels. The first phase of repairs and modifications at the Wawa Facility is underway with the remaining work scheduled to be completed in early 2016. Taking into account the time required to correct the log in-feed equipment and conveyance systems, the Wawa Facility is targeted to operate at full capacity in the second half of 2016; however, the timing could shift depending on the success of the material handling equipment modifications and any other possible unforeseen issues that may arise during ramp-up.

Due to the expected delays in production at the Wawa Facility, we amended our delivery commitments under the Drax Contract last quarter. Under the August Amendment executed in August 2015, we cancelled all 2015 deliveries and have agreed to a total penalty, which encompasses all amendments relating to 2015 shipments to date, of $2.6 million associated with costs for Drax to purchase replacement pellets and to cancel shipping commitments. Half of this penalty will be paid in cash by the end of 2015 and the remaining $1.3 million will be paid in the form of credits on the first two vessels delivered to Drax in 2016. In addition, 72,000 metric tonnes of the original 2015 pellet deliveries are being pushed to future years at 2015 pricing, which is expected to be lower than pricing in those future years under the original terms of the contract. We will also not fully meet our 2015 commitment under the Canadian National Contract. The resulting cash penalties are expected to be approximately $1.8 million.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States residential and commercial heating markets. Revenues were $17.6 million for the three months ended September 30, 2015 on deliveries of 88,000 tons of wood pellets. Revenues were $41.4 million for the nine months ended September 30, 2015 on deliveries of 208,000 tons of wood pellets. Revenues were $13.9 million for the three months ended September 30, 2014 on deliveries of 71,000 tons of wood pellets. Revenues were $19.6 million from May 1, 2014 through September 30, 2014 on deliveries of 100,000 tons of wood pellets. At the beginning of June 2015, we began to operate the Allegheny mill seven days a week. The previous owners operated the facility slightly over four days a week.

The increases in revenues reflect our ownership of NEWP for the nine months of 2015 compared to only five months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of sales:
Pasadena	37,055	46,920	103,882	117,742
Fulghum Fibres	18,487	18,712	58,879	57,747
Wood Pellets: Industrial	5,037	1,645	12,707	2,198
Wood Pellets: NEWP	13,554	11,371	32,512	16,062
Total cost of sales	$74,133	$78,648	$207,980	$193,749

Pasadena

Cost of sales primarily consists of the cost of ammonia, sulfur, labor, depreciation and electricity. Cost of sales for the three months ended September 30, 2015 was $37.1 million, compared to $46.9 million for the same period in the prior year. The decrease in cost of sales was primarily due to selling a lower volume of ammonium sulfate and ammonium thiosulfate, and lower unit prices for ammonia, partially offset by selling a higher volume of sulfuric acid and higher unit prices for sulfur. Ammonia and sulfur together comprised 60% of cost of sales for each of the three months ended September 30, 2015 and 2014. Labor costs comprised 9% of cost of sales for the three months ended September 30, 2015 and 7% for the same period in the prior year. For the three months ended September 30, 2015, we wrote down our ammonium sulfate inventory by $0.5 million because production costs exceeded net realizable value. During the same period in the prior year, we wrote down our ammonium sulfate inventory by $1.8 million.

Depreciation expense included in cost of sales was $1.6 million for the three months ended September 30, 2015 and $2.2 million for the same period in the prior year.

Cost of sales for the nine months ended September 30, 2015 was $103.9 million, compared to $117.7 million for the same period in the prior year. The decrease in cost of sales was primarily due to selling a lower volume of ammonium sulfate and ammonium thiosulfate, and lower unit prices for ammonia, partially offset by selling a higher volume of sulfuric acid and higher unit prices for sulfur. Ammonia and sulfur together comprised 62% of cost of sales for the nine months ended September 30, 2015, compared to 60% for the same period in the prior year. Labor costs comprised 9% for the nine months ended September 30, 2015 and 7% for the same period in the prior year. For the nine months ended September 30, 2015, we wrote down our ammonium sulfate inventory by $1.5 million. During the same period in the prior year, we wrote down our ammonium sulfate, sulfur and sulfuric acid inventory by $4.6 million.

Depreciation expense included in cost of sales was $5.3 million for the nine months ended September 30, 2015 and $5.1 million for the same period in the prior year. The increase in depreciation expense was primarily due to an increase in property, plant and equipment resulting from the completion of the power generation project in the first quarter of 2015 and the sulfuric acid converter project in 2014.

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the three months ended September 30, 2015 was $18.5 million, compared to $18.7 million for the same period in the prior year. For the three months ended September 30, 2015, service costs represented 72% of our cost of sales, while product costs represented 28% of our costs of sales. For the same period last year, service costs represented 77% and product costs represented 23%. Labor costs comprised 39% of our service cost of sales for each of the three-month periods ended September 30, 2015 and 2014. Repairs and maintenance and utilities comprised 34% of our service cost of sales for the three months ended September 30, 2015 and 38% for the same period in the prior year. Depreciation expense included in cost of sales was $2.2 million during the three-month period ended September 30, 2015 and $1.8 million for the same period last year.

Cost of sales for the nine months ended September 30, 2015 was $58.9 million, compared to $57.7 million for the same period in the prior year. For the nine months ended September 30, 2015, service costs represented 68% of our cost of sales, while product costs represented 32% of our costs of sales. For the same period last year, service costs represented 76% and product costs represented 24%. Labor costs comprised 38% of our service cost of sales for the nine months ended September 30, 2015 and 37% for the same period in the prior year. Repairs and maintenance and utilities comprised 35% of our service cost of sales for the nine-month period ended September 30, 2015 and 41% for the same period in the prior year. Depreciation expense included in cost of sales was $6.3 million during the nine-month period ended September 30, 2015 and $5.4 million for the same period last year.

Wood Pellets: Industrial

We began producing wood pellets at the Atikokan Facility in February 2015 and at the Wawa Facility in May 2015. Cost of sales primarily consists of wood fibre feedstock, labor, electricity, repair and maintenance, and depreciation. Cost of sales for the three months ended September 30, 2015 was $5.0 million. For the three months ended September 30, 2015, we wrote down our wood pellet inventory by $3.1 million because production costs per metric tonne exceeded the expected net realizable value per metric tonne, as certain fixed costs were amortized over small product volumes produced during this commissioning and ramp-up period. Wood fibre feedstock comprised 19%, depreciation comprised 12%, and labor costs comprised 7% of cost of sales for the three months ended September 30, 2015.

Cost of sales for the nine months ended September 30, 2015 was $12.7 million. For the nine months ended September 30, 2015, we wrote down our wood pellet inventory by $5.6 million. Wood fibre feedstock comprised 23%, depreciation comprised 12%, and labor costs comprised 8% of cost of sales for the nine months ended September 30, 2015.

During the three and nine months ended September 30, 2014, cost of sales primarily consisted of purchasing and transporting wood pellets produced by a third party in order to meet our obligation to OPG. Cost of sales for the three months ended September 30, 2014 was $1.6 million and $2.2 million for the nine months ended September 30, 2014. Wood pellet purchases in cost of sales were

$1.0 million during the three months ended September 30, 2014 and $1.3 million for the nine months ended September 30, 2014. Transportation costs were $0.5 million during the three months ended September 30, 2014 and $0.7 million for the nine months ended September 30, 2014.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the three months ended September 30, 2015 was $13.6 million. For the three months ended September 30, 2015, wood fibre feedstock comprised 51% of cost of sales, while packaging accounted for 12%, labor 7%, electricity 6% and freight 3%. Depreciation expense included in the cost of sales was $1.0 million for three months ended September 30, 2015.

Cost of sales for the nine months ended September 30, 2015 was $32.5 million. For the nine months ended September 30, 2015, wood fibre feedstock comprised 51% of cost of sales, while packaging accounted for 12%, electricity and labor 7% each and freight 3%. Depreciation expense included in the cost of sales was $2.4 million for nine months ended September 30, 2015.

Cost of sales for the three months ended September 30, 2014 was $11.4 million and $16.1 million from May 1, 2014 through September 30, 2014. For the three months ended September 30, 2014, wood fibre feedstock comprised 48% of cost of sales, while packaging accounted for 12%, labor 7%, electricity 6% and freight 3%. From May 1, 2014 through September 30, 2014, wood fibre feedstock comprised 48% of cost of sales, while packaging accounted for 12%, labor 7%, electricity 6% and freight 4%. Depreciation expense included in the cost of sales was $0.8 million for three months ended September 30, 2014 and $1.1 million from May 1, 2014 through September 30, 2014. Cost of sales from May 1, 2014 through September 30, 2014 also included a $0.2 million write-up of inventory to fair value as part of the NEWP Acquisition.

The increases in cost of sales reflect our ownership of NEWP for the nine months of 2015 compared to only five months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Gross Profit (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross Profit (Loss):
Pasadena	464	(8,778)	3,852	(12,145)
Fulghum Fibres	4,959	3,429	12,944	9,579
Wood Pellets: Industrial	(3,265)	366	(6,727)	480
Wood Pellets: NEWP	4,057	2,486	8,875	3,573
Total gross profit (loss)	$6,215	$(2,497)	$18,944	$1,487

Pasadena

Gross profit was $0.5 million for the three months ended September 30, 2015, compared to a gross loss of $8.8 million for the same period in the prior year. Gross profit margin for the three months ended September 30, 2015 was 1%, compared to gross loss margin of 23% for the same period in the prior year. Gross profit was $3.9 million for the nine months ended September 30, 2015, compared to a gross loss of $12.1 million for the same period in the prior year. Gross profit margin for the nine months ended September 30, 2015 was 4%, compared to gross loss margin of 12% for the same period in the prior year. The increases in gross profit and gross margin were primarily due to higher sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid and a decrease in the write down of inventories.

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

Fulghum Fibres

Gross profit was $5.0 million for the three months ended September 30, 2015 compared to $3.4 million for the same period last year. Gross profit margin for the three months ended September 30, 2015 was 21%, compared to gross profit margin of 15% for the same period in the prior year. Gross profit was $12.9 million for the nine months ended September 30, 2015, compared to $9.6 million for the same period in the prior year. Gross profit margin for the nine months ended September 30, 2015 was 18%, compared to gross profit margin of 14% for the same period in the prior year. The increases in gross profit and gross margin were due primarily to higher product sales volumes at our mills in South America and cost savings at our processing mills in the United States, partially offset by higher product costs associated with higher sales volume and higher depreciation expense. In addition, gross profits and gross margins were lower in the 2014 periods as a result of the fire at our Maine mill in March of last year.

Wood Pellets: Industrial

Gross loss for the three months ended September 30, 2015 was $3.3 million, compared to a gross profit of $0.4 million for the same period in the prior year. Gross loss margin was 184% for the three months ended September 30, 2015, compared to gross profit margin of 18% for the same period in the prior year. Results in 2014 reflect the purchase and sale of third party produced pellets before the Atikokan and Wawa Facilities were producing. Gross loss for the nine months ended September 30, 2015 was $6.7 million, compared to a gross profit of $0.5 million for the same period in the prior year. Gross loss margin was 112% for the nine months ended September 30, 2015, compared to gross profit margin of 18% for the same period in the prior year. The gross losses and gross loss margins in the 2015 periods were due to high operating costs relative to revenues during commissioning and ramp-up of both the Atikokan and Wawa Facilities, including the related write down of inventory by $3.1 million during the three months ended September 30, 2015 and $5.6 million during the nine months ended September 30, 2015.

Wood Pellets: NEWP

Gross profit for the three months ended September 30, 2015 was $4.1 million, compared to $2.5 million for the same period in the prior year. Gross profit margin was 23% for the three months ended September 30, 2015, compared  to 18% for the same period in the prior year. Gross profit for the nine months ended September 30, 2015 was $8.9 million, compared to $3.6 million for the period May 1, 2014 through September 30, 2014. Gross profit margin was 21% for the nine months ended September 30, 2015, compared to 18% for the period May 1, 2014 through September 30, 2014. Gross margins were higher because of higher selling prices and lower production costs during the 2015 periods. The increases in gross profit reflect our ownership of NEWP for the nine months of 2015 compared to only five months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating expenses:
Pasadena	33,668	1,408	137,799	32,319
Fulghum Fibres	2,380	2,346	6,692	5,540
Wood Pellets: Industrial	4,634	2,819	15,840	7,939
Wood Pellets: NEWP	879	491	2,891	784
Corporate expenses allocated to RNP	1,701	1,574	5,300	5,515
Corporate and unallocated expenses	5,006	7,117	13,677	21,979
Total operating expenses	$48,268	$15,755	$182,199	$74,076

Pasadena

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense and impairment charges. Operating expenses were $33.7 million for the three months ended September 30, 2015, compared to $1.4 million for the same period in the prior year. Operating expenses were $137.8 million for the nine months ended September 30, 2015, compared to $32.3 million for the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for each of the three months ended September 30, 2015 and 2014 were $1.1 million. Selling, general and administrative expenses for the nine months ended September 30, 2015 were $2.8 million, compared to $4.1 million for the same period in the prior year. The decrease was primarily due to our 2014 restructuring, partially offset by approximately $0.5 million of transaction costs relating to the sale or spin-off of the Pasadena Facility.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense was $25,000 for the three months ended September 30, 2015, compared to $0.3 million for the same period in the prior year. Depreciation and amortization expense included in operating expense was $0.7 million for the nine months ended September 30, 2015, compared to $1.0 million for the same period in the prior year. Depreciation and amortization expense represents primarily amortization of intangible assets, which was fully written off during the second quarter of 2015, as described below. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels.

Pasadena Asset Impairment. Pasadena asset impairment was $134.3 million for the nine months ended September 30, 2015. The impairment reduced property, plant and equipment by $113.8 million and eliminated intangible assets by $20.5 million. See “Note 11 — Property, Plant and Equipment” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Pasadena Goodwill Impairment. Pasadena goodwill impairment was $27.2 million for the nine months ended September 30, 2014. There is no remaining goodwill associated with the Pasadena Facility.

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses and depreciation and amortization expense.

Selling, general and administrative expenses for the three months ended September 30, 2015 were $1.2 million, compared to $1.4 million for the same period last year. Depreciation and amortization expense included in operating expense for the three months ended September 30, 2015 was $0.4 million, compared to $1.0 million for the same period last year. The majority of depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $3.9 million, compared to $4.4 million for the same period last year. Selling, general and administrative expenses were lower in the nine months ended September 30, 2015 as compared to the period last year due primarily to reductions in personnel and professional services costs. Depreciation and amortization expense included in operating expense for the nine months ended September 30, 2015 was $2.1 million, compared to $1.1 million for the same period last year. For the first quarter of 2014, amortization of unfavorable processing agreements exceeded amortization of favorable processing agreements resulting in a credit in depreciation and amortization expense.

Wood Pellets: Industrial

Operating expenses consist primarily of selling, general and administrative expenses, which include personnel costs, office expenses, travel, professional services, business development costs (including expenses associated with the Graanul joint venture), corporate allocations, and operational costs associated with the Atikokan and Wawa Facilities. Our operating expenses for the three and nine months ended September 30, 2015 are not indicative of the amount of operating expenses we expect in the future now that the Atikokan Facility is operating and after the Wawa Facility is commissioned and operating. Certain expenses recorded as operating expenses during the first three and nine months ended September 30, 2015 are now being capitalized to product inventory and included in cost of sales when the inventories are sold.

Operating expenses were $4.6 million for the three months ended September 30, 2015, compared to $2.8 million for the same period in the prior year. The increase was primarily due to an increase in rail car delivery lease expense of $0.6 million. In addition, we began allocating corporate costs to this business segment in 2015. These costs include services for executive, legal, finance, accounting, human resources, and investor relations support, and certain information technology costs. These allocations totaled $1.1 million for the three months ended September 30, 2015.

Operating expenses were $15.8 million for the nine months ended September 30, 2015, compared to $7.9 million for the same period in the prior year. The increase was primarily due to the Drax settlement amount of $2.6 million and an increase in rail car delivery expense of $1.2 million. Corporate allocations totaled $3.5 million for the nine months ended September 30, 2015. There were no corporate allocations to the Wood Pellets: Industrial segment in 2014.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization expense.

Selling, general and administrative expenses for each of the three months ended September 30, 2015 and 2014 were $0.6 million. Depreciation and amortization expense included in operating expense for the three months ended September 30, 2015 was $0.3 million, compared to $(0.1) million for the three months ended September 30, 2014. At the time of the NEWP Acquisition, we recorded customer relationships at their fair values as part of purchase accounting for the acquisition. Amortization of these customer relationships in the three months ended September 30, 2014 resulted in a credit in depreciation and amortization expense. The majority of depreciation expense relates to wood pellet processing assets and was recorded in cost of sales.

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $2.0 million, compared to $1.0 million for the period May 1, 2014 through September 30, 2014. Depreciation and amortization expense included in operating expense for the nine months ended September 30, 2015 was $0.9 million, compared to $(0.2) million for the period May 1, 2014 through September 30, 2014.The increases in operating expenses reflect our ownership of NEWP for the nine months of 2015 compared to only five months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Corporate Expenses Allocated to RNP

Operating expenses consist of certain partnership expenses and Rentech allocations to RNP for labor, travel and rent costs that will continue after the Merger and are therefore included in continuing operations.

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

Selling, general and administrative expenses were $4.9 million for the three-month period ended September 30, 2015, compared to $7.0 million for the same period last year. The decrease was primarily due to decreases in non-cash equity-based compensation of $1.2 million, consulting costs of $0.6 million, and information technology costs of $0.4 million, partially offset by an increase in professional services fees of $0.7 million. Allocation of corporate expenses to the Wood Pellets: Industrial segment accounted for $1.1 million of the decrease during the three months ended September 30, 2015. Non-cash equity-based compensation expense was $0.7 million for the three months ended September 30, 2015, compared to $1.9 million for the same period in the prior year.

Selling, general and administrative expenses were $13.3 million for the nine-month period ended September 30, 2015, compared to $21.5 million for the same period last year. The decrease was primarily due to decreases in transaction costs of $3.1 million, non-cash equity-based compensation of $2.1 million, and consulting costs of $0.4 million, partially offset by an increase in professional services fees of $1.0 million. Allocation of corporate expenses to the Wood Pellets: Industrial segment accounted for $3.5 million of the decrease during the nine months ended September 30, 2015. Non-cash equity-based compensation expense was $2.6 million for the nine months ended September 30, 2015, compared to $4.7 million for the same period in the prior year.

Operating Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating Income (Loss):
Pasadena	(33,204)	(10,186)	(133,947)	(44,464)
Fulghum Fibres	2,579	1,083	6,252	4,039
Wood Pellets: Industrial	(7,899)	(2,453)	(22,567)	(7,459)
Wood Pellets: NEWP	3,178	1,995	5,984	2,789
Corporate expenses allocated to RNP	(1,701)	(1,574)	(5,300)	(5,515)
Corporate and unallocated expenses	(5,006)	(7,117)	(13,677)	(21,979)
Total operating loss	$(42,053)	$(18,252)	$(163,255)	$(72,589)

Pasadena

Operating loss was $33.2 million for the three months ended September 30, 2015, compared to $10.2 million for the same period in the prior year. Operating loss was $133.9 million for the nine months ended September 30, 2015, compared to $44.5 million for the same period in the prior year. The increase in operating loss was primarily due to the asset impairment, partially offset by higher sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid and a decrease in the write down of inventories and goodwill impairment.

Fulghum Fibres

Operating income was $2.6 million for the three months ended September 30, 2015 compared to an operating loss of $1.1 million for the same period last year. The increase in operating income was primarily due to lower operating costs of Fulghum’s U.S. chipping mills and higher product sales volumes in South America. Operating income was $6.3 million for the nine months ended September 30, 2015 compared to $4.0 million for the same period last year. The increase in operating income was primarily due to lower operating costs of Fulghum’s U.S. chipping mills and higher product sales volumes in South America.

Wood Pellets: Industrial

Operating loss was $7.9 million for the three months ended September 30, 2015 compared to $2.5 million for the same period last year. Operating loss was $22.6 million for the nine months ended September 30, 2015 compared to $7.5 million for the same period last year. This increase in operating loss was due to high operating costs relative to revenues during commissioning and ramp-up of both the Atikokan and Wawa Facilities, including the related write down of inventory by $3.1 million during the three months ended September 30, 2015 and $5.6 million during the nine months ended September 30, 2015 and the Drax settlement amount of $2.6 million.

Wood Pellets: NEWP

Operating income was $3.2 million for the three months ended September 30, 2015 compared to $2.0 million for the three months ended September 30, 2014. Operating income was $6.0 million for the nine months ended September 30, 2015 compared to $2.8 million for the period May 1, 2014 through September 30, 2014. The increases in operating income reflect our ownership of NEWP for the nine months of 2015 compared to only five months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Corporate Expenses Allocated to RNP

Operating loss was $1.7 million for the three months ended September 30, 2015, compared to $1.6 million for the same period last year. Operating loss was $5.3 million for the nine months ended September 30, 2015, compared to $5.5 million for the same period last year.

Corporate and Unallocated Expenses

Operating loss was $5.0 million for the three months ended September 30, 2015, compared to $7.1 million for the same period last year. Operating loss was $13.7 million for the nine months ended September 30, 2015, compared to $22.0 million for the same period last year. The decrease in operating loss was primarily due to decreases in operating costs as described above.

Discontinued Operations

East Dubuque

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	32	$15,971	27	$14,641
UAN	96	23,125	83	22,146
Urea (liquid and granular)	14	5,397	13	5,918
Carbon dioxide (CO2)	18	603	19	645
Nitric acid	3	933	4	1,182
Other	N/A	775	N/A	1,489
Total - East Dubuque	163	$46,804	146	$46,021

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	142	$77,901	106	$57,882
UAN	206	53,604	214	60,499
Urea (liquid and granular)	47	18,945	40	18,647
Carbon dioxide (CO2)	50	1,685	61	2,080
Nitric acid	7	2,452	10	3,223
Other	N/A	1,029	N/A	6,124
Total - East Dubuque	452	$155,616	431	$148,455

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

Revenues for the three months ended September 30, 2015 were $46.8 million, compared to $46.0 million for the same period in the prior year. The increase was primarily due to higher sales volumes for ammonia and UAN, partially offset by lower sales prices for almost all products, and lower natural gas sales. Revenues for the nine months ended September 30, 2015 were $155.6 million, compared to $148.5 million for the same period in the prior year. The increase was primarily due to higher sales volumes and prices for ammonia, partially offset by lower sales volumes and prices for UAN, and lower natural gas sales.

Ammonia deliveries increased due to strong demand from agricultural and industrial customers. Volumes were low in 2014 because production was interrupted by a planned turnaround and a fire in the fourth quarter of 2013, and production was purposely reduced in order to sell natural gas at high prices in the first quarter of 2014. UAN deliveries increased between the third quarters of each year due to lower demand in the spring of 2015 due to a significant amount of pre-plant ammonia applied, the availability of lower priced urea, and wet conditions during the UAN application period, pushing UAN sales into the third quarter.

Average sales prices per ton for the three months ended September 30, 2015 were 7% lower for ammonia and 10% lower for UAN, as compared with the same period in the prior year. These two products comprised 84% of our East Dubuque Facility’s revenues for the three months ended September 30, 2015 and 80% for the same period last year. Average sales prices per ton for the nine months ended September 30, 2015 were 1% higher for ammonia and 8% lower for UAN, as compared with the same period in the prior year. These two products comprised 85% of our East Dubuque Facility’s revenues for the nine months ended September 30, 2015 and 80% for the same period in the prior year. The decrease in ammonia and UAN prices between the third quarters of each year is due primarily to an overall softening of the ammonia fertilizer market due to lower corn prices.

Other revenues consist of natural gas sales and nitrous oxide emission reduction credits. We occasionally sell natural gas when purchase commitments exceed production requirements or storage capacities, or when the margin from selling natural gas significantly exceeds the margin from producing additional ammonia. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain, which was done in the first quarter of 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of sales - East Dubuque	$26,543	$30,555	$75,234	$87,639

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the three months ended September 30, 2015 was $26.5 million, compared to $30.6 million for the same period in the prior year. The decrease in cost of sales was primarily due to a decrease in natural gas prices, partially offset by a $0.3 million increase in unrealized loss on natural gas derivatives. Natural gas comprised 39% and labor costs comprised 15% of cost of sales on product shipments for the three months ended September 30, 2015. For the same period in the prior year, natural gas was 45% and labor was 12% of cost of sales.

Depreciation expense included in cost of sales was $3.4 million for the three months ended September 30, 2015 and $4.3 million for the same period in the prior year.

Cost of sales for the nine months ended September 30, 2015 were $75.2 million, compared to $87.6 million for the same period in the prior year. The decrease in cost of sales was primarily due to business interruption insurance proceeds and a decrease in natural gas costs. During the nine months ended September 30, 2015, we recorded $4.6 million in business interruption insurance proceeds relating to the 2013 fire. Decreased natural gas costs were due to a $4.5 million increase in unrealized gain on natural gas derivatives and a decrease in natural gas costs. Natural gas comprised 44% and labor costs comprised 16% of cost of sales on product shipments for the nine months ended September 30, 2015. For the same period in the prior year, natural gas was 48% and 14% of cost of sales.

Depreciation expense included in the cost of sales was $11.9 million for the nine months ended September 30, 2015 and $11.7 million for the same period in the prior year. The increase in depreciation expense included in cost of sales was primarily due to the increase in ammonia sales volumes.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross profit - East Dubuque	$20,261	$15,466	$80,382	$60,816

Gross profit was $20.3 million for the three months ended September 30, 2015, compared to $15.5 million for the same period in the prior year. Gross profit margin was 43% for the three months ended September 30, 2015, compared to 34% for the same period in the prior year. The increases in gross profit and gross margin were primarily due to higher sales volumes for ammonia and UAN, and lower natural gas costs, partially offset by lower sales prices for ammonia and UAN. Gross profit margin, without natural gas derivatives, was 42% for the three months ended September 30, 2015, compared to 34%, without natural gas derivatives, for the same period in the prior year.

Gross profit was $80.4 million for the nine months ended September 30, 2015, compared to $60.8 million for the same period in the prior year. Gross profit margin was 52% for the nine months ended September 30, 2015, compared to 41% for the same period in the prior year. The increases in gross profit and gross margin were primarily due to higher sales volumes and prices for ammonia, business interruption insurance proceeds and lower natural gas costs, partially offset by lower sales volumes and prices for UAN. Gross profit margin, without business interruption insurance proceeds and natural gas derivatives, was 46% for the nine months ended September 30, 2015, compared to 42%, without natural gas derivatives, for the same period in the prior year.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating expenses:
Selling, general and administrative	$3,885	$1,173	$7,148	$3,939
Depreciation and amortization	30	47	164	122
Other	(13)	304	414	526
Total operating expenses - East Dubuque	$3,902	$1,524	$7,726	$4,587

Operating expenses were $3.9 million for the three months ended September 30, 2015, compared to $1.5 million for the three months ended September 30, 2014.  Operating expenses were $7.7 million for the nine months ended September 30, 2015, compared to $4.6 million for the nine months ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month period ended September 30, 2015 were $3.9 million, compared to $1.2 million for the same period in the prior year. Selling, general and administrative expenses for the nine-month period ended September 30, 2015 were $7.1 million, compared to $3.9 million for the same period in the prior year. The increase was primarily due to professional fees related to the Merger.

Depreciation and Amortization. Depreciation expense included in operating expense was $30,000 for the three months ended September 30, 2015, compared to $47,000 for the same period in the prior year. Depreciation expense included in operating expense was $0.2 million for the nine months ended September 30, 2015, compared to $0.1 million for the same period in the prior year. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels. However, a portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating income - East Dubuque	$16,359	$13,942	$72,656	$56,229

Operating income was $16.4 million for the three months ended September 30, 2015, compared to $13.9 million for the same period in the prior year. The increase was primarily due to higher sales volumes for ammonia and UAN, and lower natural gas costs, partially offset by lower sales prices for ammonia and UAN. Operating income was $72.7 million for the nine months ended September 30, 2015, compared to $56.2 million for the same period in the prior year. The increases were primarily due to higher sales volumes and prices for ammonia, business interruption insurance proceeds and lower natural gas costs, partially offset by lower sales volumes and prices for UAN, and professional fees related to the Merger.

Energy Technologies

Income from discontinued operations, our former energy technologies segment, for the three months ended September 30, 2015 was $0.9 million, compared to a loss from discontinued operations of $1.2 million for the same period last year. The increase in income was primarily due to the property tax refund of $1.1 million. Income from discontinued operations for the nine months ended September 30, 2015 was $0.6 million, compared to a loss from discontinued operations of $4.3 million for the same period last year. In October 2014, we sold our alternative energy technologies and certain pieces of equipment in Commerce City, Colorado.

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

The table below reconciles RNP’s Adjusted EBITDA (including the portion of Adjusted EBITDA that is included in discontinued operations), which is a non-GAAP financial measure, to net loss for RNP for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(32,836)	$(11,687)	$(111,501)	$(40,314)
Add back: Non-RNP loss	8,725	8,582	30,132	31,410
Deduct: RNP depreciation and amortization(1)	1,403	—	1,403	—
RNP net income (loss)	$(25,514)	$(3,105)	$(82,772)	$(8,904)
Add RNP items:
Net interest expense	5,570	4,624	16,144	14,437
Pasadena asset impairment	32,510	—	134,282	—
Pasadena goodwill impairment	—	—	—	27,202
Income tax (benefit) expense	(19)	27	28	82
Depreciation and amortization	6,470	6,870	19,562	17,803
Other(2)	14	635	(1,394)	635
RNP's Adjusted EBITDA	$19,031	$9,051	$85,850	$51,255

(1)

Under accounting guidance, depreciation and amortization expense ceases for assets that qualify for discontinued operations treatment. This amount reflects the amount of depreciation and amortization expense that we would have recorded if allowed under accounting guidance.

(2)	Includes a one-time easement payment of $1.4 million received by RNP during the nine months ended September 30, 2015.

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for Fulghum.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fulghum net income (loss) per segment disclosure	$3,012	$(56)	$4,977	$609
Add Fulghum items:
Net interest expense	691	546	1,808	1,662
Asset impairment	704	—	704	—
Income tax (benefit) expense	(2,036)	320	89	1,050
Depreciation and amortization	2,605	2,780	8,434	6,497
Other(1)	912	273	(622)	718
Fulghum's Adjusted EBITDA	$5,888	$3,863	$15,390	$10,536

(1)

Includes a gain of $1.6 million. During the second quarter of 2015, Fulghum negotiated a settlement with its insurance carriers related to the 2014 fire at their mill in Maine, which resulted in the gain of $1.6 million. The gain represented the excess of the settlement amount over the net book value of the property destroyed.

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for NEWP. The 2014 amounts for the nine months ended September 30, 2014 are for the period May 1, 2014 (date of NEWP Acquisition) through September 30, 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
NEWP net income per segment disclosure	$3,106	$2,014	$5,786	$2,756
Add NEWP items:
Net interest expense	142	111	430	191
Income tax expense	1	44	58	53
Depreciation and amortization	1,258	697	3,255	877
Other	(72)	(174)	(290)	(211)
NEWP's Adjusted EBITDA	$4,435	$2,692	$9,239	$3,666

The table below reconciles Consolidated Adjusted EBITDA (including discontinued operations), which is a non-GAAP financial measure, to consolidated net loss.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(32,836)	$(11,687)	$(111,501)	$(40,314)
Add items:
Net interest expense	9,390	5,329	23,456	16,636
Asset impairment	33,214	—	134,986	—
Pasadena goodwill impairment	—	—	—	27,202
Loss on debt extinguishment	—	635	—	1,485
(Gain) loss on fair value adjustment to earn-out consideration	(99)	(59)	(495)	268
Income tax (benefit) expense	(2,063)	425	204	1,260
Depreciation and amortization	9,671	10,544	31,971	25,693
Other(1)	873	(197)	(1,692)	25
Consolidated Adjusted EBITDA	$18,150	$4,990	$76,929	$32,255

(1)	Includes Fulghum’s gain of $1.6 million and RNP’s easement payment of $1.4 million described above.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities - continuing operations	$(482)	$(33,405)
Operating activities - discontinued operations	82,264	78,931
Investing activities - continuing operations	(48,873)	(148,590)
Investing activities - discontinued operations	(18,368)	(17,311)
Financing activities	22,611	84,036
Effect of exchange rate on cash	(1,797)	30
Increase (decrease) in cash	$35,355	$(36,309)

Operating Activities

Revenues were $226.9 million for the nine months ended September 30, 2015, compared to $195.2 million for the same period in the prior year. The increase in revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to the NEWP and Allegheny Acquisitions, and the Atikokan Facility producing and selling wood pellets.

Net cash used in operating activities – continuing operations for the nine months ended September 30, 2015 was $0.5 million. We had net loss from continuing operations of $168.6 million for the nine months ended September 30, 2015 including an asset impairment charge of $135.0 million. We also had non-cash equity-based compensation expense of $3.3 million during the nine months ended September 30, 2015. Inventories increased by $19.2 million during the nine months ended September 30, 2015 primarily due to a build-up of inventory at our Pasadena Facility as part of our restructuring of operations to focus on high-margin sales in the domestic market, a build-up of inventory at the Atikokan and Wawa Facilities, and an increase in inventory at NEWP. Deferred revenue increased $3.2 million during the nine months ended September 30, 2015 primarily due to collections of cash for products stored at a distributor for our Pasadena Facility.

Net cash used in operating activities – continuing operations for the nine months ended September 30, 2014 was $33.4 million. We had net loss from continuing operations of $77.2 million for the nine months ended September 30, 2014 including a goodwill impairment charge of $27.2 million in connection with our Pasadena Facility. We also had non-cash equity-based compensation expense of $5.7 million during the nine months ended September 30, 2014.

Net cash provided by operating activities – discontinued operations for the nine months ended September 30, 2015 was $82.3 million. We had net income – discontinued operations of $57.1 million for the nine months ended September 30, 2015. Deferred revenue increased by $7.6 million during the period. The increase in deferred revenue was due to collections of cash for fall prepaid sales contracts, partially offset by fulfilling older prepaid contracts. We had an unrealized gain on natural gas derivatives of $3.7 million relating to our forward purchase natural gas contracts. We recorded $4.6 million in business interruption insurance proceeds relating to the 2013 fire at our East Dubuque Facility.

Net cash provided by operating activities – discontinued operations for the nine months ended September 30, 2014 was $78.9 million. We had net income – discontinued operations of $36.9 million for the nine months ended September 30, 2014. Deferred revenue increased by $31.4 million during the period. The increase in deferred revenue was due to timing of receiving cash under product prepayment contracts.

Investing Activities

Net cash used in investing activities – continuing operations was $48.9 million for the nine months ended September 30, 2015, compared to $148.6 million for the same period in the prior year. Net cash used in investing activities for the nine months ended September 30, 2015 was primarily related to the capital expenditures to finish construction of the Atikokan and Wawa Facilities. During the period, we also completed the Allegheny Acquisition. Net cash used in investing activities for the nine months ended September 30, 2014 was primarily related to the capital expenditures to construct the Atikokan and Wawa Facilities, and to construct the power generation project and replace the sulfuric acid converter at our Pasadena Facility. During such period, we also completed the NEWP Acquisition.

Net cash used in investing activities – discontinued operations was $18.4 million, compared to $17.3 million for the same period in the prior year. Net cash used in investing activities for the nine months ended September 30, 2015 was primarily related to the capital expenditures to upgrade a nitric acid compressor train and replace the ammonia synthesis converter at our East Dubuque Facility. Net cash used in investing activities for the nine months ended September 30, 2014 was primarily related to the capital expenditures to upgrade a nitric acid compressor train and complete our urea expansion project at our East Dubuque Facility.

Financing Activities

Net cash provided by financing activities was $22.6 million for the nine months ended September 30, 2015, compared to $84.0 million for the same period in the prior year. During the nine months ended September 30, 2015, we borrowed an additional $45.0 million under the A&R GSO Credit Agreement and an additional $11.5 million under the GE Credit Agreement. We also entered into an $8.0 million term loan in connection with the Allegheny Acquisition. During the period, we made debt payments of $29.9 million, and RNP made cash distributions to holders of noncontrolling interests of $26.4 million. We also made an earn-out consideration payment of $5.0 million, which includes the $3.8 million initially estimated value of the earn-out consideration at the closing date of the NEWP Acquisition. The payment also includes the portion of the earn-out consideration ($1.2 million) that was recorded in the consolidated statement of operations, which was reflected in changes in operating assets and liabilities in the consolidated cash flows statements. During the nine months ended September 30, 2014, we issued the 2014 Preferred Stock with an aggregate original issue price of $100.0 million and entered into the GSO Credit Agreement, borrowing $50.0 million under the facility. During the period, we also paid off the outstanding balance of $50.0 million under a credit agreement. During the nine months ended September 30, 2014, we made debt payments of $8.2 million, and RNP made cash distributions to holders of noncontrolling interests of $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, our current assets and current liabilities consisted of the following:

	Rentech Excluding RNP	RNP	Consolidated Before Disc Ops Adjmts	Disc Ops Adjmts(1)	Rentech, Inc. Consolidated
	(in thousands)
Cash	$41,399	$38,151	$79,550	$(27,319)	$52,231
Accounts receivable	11,168	12,194	23,362	(8,906)	14,456
Inventories	16,080	31,911	47,991	(9,010)	38,981
Other current assets	11,627	7,092	18,719	(3,083)	15,636
Assets of discontinued operations	120	—	120	48,318	48,438
Total current assets	$80,394	$89,348	$169,742	$—	$169,742
Accounts payable	$11,546	$9,316	$20,862	$(6,771)	$14,091
Accrued liabilities	19,208	14,939	34,147	(9,269)	24,878
Debt	18,055	—	18,055	—	18,055
Other current liabilities	8,107	51,400	59,507	(36,697)	22,810
Liabilities of discontinued operations	1,356	—	1,356	52,737	54,093
Total current liabilities	$58,272	$75,655	$133,927	$—	$133,927

We had long-term liabilities of $527.9 million, comprised primarily of the RNP Notes, Fulghum debt, A&R GSO Credit Agreement, NEWP debt, and the QS Construction Facility.

At September 30, 2015, our debt consisted of the following:

	Excluding RNP	RNP	Rentech, Inc. Consolidated
	(in thousands)
RNP Notes - discontinued operations	$—	$320,000	$320,000
A&R GSO Credit Agreement	95,000	—	95,000
GE Credit Agreement - discontinued operations	—	26,500	26,500
Fulghum debt(2)	47,899	—	47,899
NEWP debt(3)	16,836	—	16,836
QS Construction Facility(4)	20,788	—	20,788
Total debt	$180,523	$346,500	$527,023

(1)	Represents adjustments needed to reclassify RNP, excluding the Pasadena Facility, to discontinued operations in Rentech’s consolidated financial statements.
(2)	The Fulghum debt consists primarily of 19 term loans and five short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(3)	The NEWP debt consists primarily of three term loans with each term loan secured by specific property and equipment.
(4)	The amount that we owe under the obligation is $14.4 million. See Note 14 — Commitments and Contingencies — Gain and Loss Contingencies.

Our subsidiaries other than RNP can distribute cash to us, to the extent that such distributions are permitted in our debt agreements. We do not have direct access to RNP’s cash. Any cash received from RNP is in the form of distributions received on a pro rata basis with other RNP unitholders. The Merger Agreement provides for cash distributions consistent with RNP’s historical practice before closing. After the closing of the Merger, we expect to receive distributions from CVR Partners for the CVR Partners units that we retain after closing of the Merger and the related transactions with GSO Capital.

Wood Fibre Processing and Corporate Activities

In early 2016, we expect to need either the proceeds anticipated from the Merger and the sale of the Pasadena Facility, or other sources of cash to fund our operating and investing needs. We expect to require some new sources of cash in a smaller amount if the Merger were to close and the Pasadena Facility were spun off, rather than sold. As described above, we expect to receive approximately $59.8 million of cash consideration upon closing of the Merger, plus our share of any cash proceeds from the sale of the Pasadena Facility. Such amounts are expected to provide sufficient liquidity to fund transaction costs and corporate taxes associated with the Merger and the prepayment penalty associated with the principal reduction under the A&R GSO Credit Agreement, as defined below in Note 13 – Debt, restructuring, as well as required investments and operating needs for at least the next twelve months. In the event the Merger and the sale of the Pasadena Facility were to be delayed beyond the early months of 2016, we would need alternative sources of cash to fund our operations during the months leading to the closing of the Merger. We are in discussions to arrange additional borrowing and/or to pledge or sell some of the 3.1 million unpledged units of RNP which we own, but the outcome of such discussions is not known at this time. Such a sale of units of RNP would require approval of CVR Partners, under the terms of the voting and support agreement.  If the Merger and the sale of the Pasadena Facility fail to close at all on the expected terms, we would require additional longer-term funding. If the Merger Agreement were to be terminated, we would be free from contractual restrictions on selling the 3.1 million unpledged RNP units that we own. We may be unable to sell RNP units or obtain funding on terms we find acceptable, if we were to need such financing. If the Merger were not to close, or if it were to be delayed  beyond the early months of 2016, and if we were to be unable to secure additional sources of funds, there would be a material adverse effect on our business, results of operations, and financial condition, and on our ability to complete construction of the Atikokan and Wawa Facilities and fund our normal operations.

Sources of Capital

During the nine months ended September 30, 2015, we funded development activities, operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand, distributions from RNP, and proceeds from the A&R GSO Credit Agreement. Capital expenditures at one of our mills in Chile were funded with Chilean bank debt.

We use debt facilities to support our wood fibre processing business and corporate activities. For a description of the terms of our various debt instruments, see “Note 14 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. In January 2015, we funded the Allegheny Acquisition with a five-year, $8.0 million term loan. We also borrowed $45.0 million under the A&R GSO Credit Agreement during the nine months ended September 30, 2015. For a description of the terms of the A&R GSO Credit Agreement, see “Note 13 — Debt” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Restrictions on Sales of RNP Common Units and CVR Partners Common Units

Certain provisions of the A&R GSO Credit Agreement and the Subscription Agreement may have substantial effects on our liquidity. The Company has pledged all of its RNP common units pursuant to the A&R GSO Credit Agreement and the Subscription Agreement, other than 3.1 million unpledged RNP common units. For further information regarding these terms, see “Note 13 — Debt” and “Note 16 — Preferred Stock” to the consolidated financial statements included in “Part I—Item 1. Financial Statements” in this report.

Simultaneously with the execution of the Merger Agreement, the Company entered into the voting and support agreement with CVR Partners pursuant to which it agreed to vote its approximately 59.7% of the outstanding RNP common units in support of the Merger. The Company would need CVR Partners’ approval under the terms of the voting and support agreement in order to transfer its RNP common units.

Simultaneously with the execution of the Merger Agreement, the Company entered into a transaction agreement with CVR Partners, pursuant to which it has agreed generally not to transfer the CVR Partners common units held by it for 180 days after the closing date of the Merger, without CVR Partners’ prior consent.

The RNP common units and, following the closing of the Merger, the CVR Partners common units held by the Company are or will be subject to further transfer restrictions arising under the Securities Act of 1933, as amended.

As a result of these restrictions, the Company may not be able to sell or otherwise transfer the RNP common units or CVR Partners common units which could impact its liquidity.

Cash Distributions

We expect quarterly distributions from RNP and then from CVR Partners, if the Merger occurs, to be a source of liquidity for our wood fibre processing and corporate activities. Cash distributions from RNP and CVR Partners may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. Cash distributions in 2015 may be significantly less than cash available for distribution if RNP elects to increase working capital reserves. We receive 59.7% of any quarterly distributions made to RNP’s common unitholders based on our current ownership interest in RNP. If the volume-weighted average price of CVR Partners common units during the 60 trading days prior to the period ending two days before closing were equal to the 30-day volume-weighted average price of CVR Partners common units as of September 30, 2015, then we would hold approximately 7.9% of the CVR Partners common units outstanding immediately after the closing of the Merger and repayment of the debt and preferred stock. Assuming we continue to hold 7.9% of the outstanding CVR Partners common units, we would receive that percentage of any quarterly distributions made by CVR Partners. However, our ownership interest in RNP or CVR Partners may be reduced over time if we elect to sell any of our common units or if additional common units were to be issued by RNP or CVR

Partners (as the case may be). The Indenture governing the RNP Notes and the GE Credit Agreement contain important restrictions on RNP’s ability to make distributions to its common unitholders (including us), as discussed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Annual Report. Additionally, the Merger Agreement permits RNP to make cash distributions to its common unitholders (including us), so long as cash available for distribution is calculated in accordance with the Merger Agreement, which generally requires the calculation to be consistent with RNP’s historical practice. Under certain circumstances described in the A&R GSO Credit Agreement, up to $18 million of additional borrowing capacity would be available if distributions from RNP were below expectations.

RNP declared a cash distribution to its common unitholders for the third quarter of 2015 of $0.25 per unit, which will result in total distributions of $9.8 million, including payments to phantom unitholders. We will receive a distribution of $5.8 million, representing our share of distributions based on our ownership of common units. The cash distribution will be paid on November 27, 2015 to unitholders of record at the close of business on November 20, 2015.

Uses of Capital

Our primary uses of cash have been, and are expected to continue to be, operating expenses, capital expenditures, acquisitions, debt service and dividend payments for the 2014 Preferred Stock.

We estimate the total cost to acquire and convert the Atikokan and Wawa Facilities, including the costs of modifications required by problems with the material-handling systems, to be approximately $145 million, including working capital and commissioning costs and net of grants totaling $3.4 million that we received from the Northern Ontario Heritage Fund Corporation. Our projection for capital expenditures does not include contingencies to address any other unforeseen issues that may arise during ramp-up of the facilities. For the nine months ended September 30, 2015, total combined expenditures, including construction, working capital, and costs to commission, for the Atikokan and Wawa Facilities were approximately $17 million. Remaining cash expenditures to complete the Atikokan and Wawa Facilities are expected to be approximately $24 million, with expenditures expected to be completed by mid-2016.

On January 23, 2015, NEWP completed the Allegheny Acquisition for $7.2 million. At the Allegheny facility, we plan to spend a total of $2.0 million, with $1.0 million of such spending anticipated to occur in each of 2015 and 2016, to address regulatory compliance issues related to state environmental and air emissions requirements as well as safety requirements.

Excluding RNP’s debt, Rentech’s current portion of debt is $18.1 million, of which $17.6 million represents outstanding principal balance and $0.5 million debt premium. Fulghum’s portion of the outstanding principal balance is $13.4 million, followed by $3.5 million for NEWP and $0.7 million for the Wood Pellets: Industrial segment. We expect Fulghum and NEWP to cover their respective debt service with their cash from operations. We expect to provide the Wood Pellets: Industrial segment with the funds to cover its debt service.

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

Uses of Capital

Our primary uses of cash at RNP have been, and are expected to continue to be, operating expenses, capital expenditures, debt service and cash distributions to common unitholders. The Merger Agreement limits quarterly cash distributions from RNP to cash available for distribution, as defined in the Merger Agreement.

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

Maintenance capital expenditures for our East Dubuque Facility totaled $6.1 million for the nine months ended September 30, 2015 and $6.2 million for the nine months ended September 30, 2014. Maintenance capital expenditures for our East Dubuque Facility are expected to be $10.7 million for the year ending December 31, 2015. Expansion capital expenditures for our East Dubuque Facility totaled $10.6 million for the nine months ended September 30, 2015 and $7.6 million for the nine months ended September 30, 2014. Expansion capital expenditures for our East Dubuque Facility are expected to be $19.0 million for the year ending December 31, 2015, of which $14.1 million is related to the ammonia synthesis converter project.

Maintenance capital expenditures for our Pasadena Facility totaled $2.2 million for the nine months ended September 30, 2015 and $21.4 million for the nine months ended September 30, 2014. Maintenance capital expenditures for our Pasadena Facility are expected to be $4.0 million for the year ending December 31, 2015. Expansion capital expenditures for our Pasadena Facility totaled $2.1 million for the nine months ended September 30, 2015 and $12.5 million for the nine months ended September 30, 2014. Expansion capital expenditures for our Pasadena Facility are expected to be $2.1 million for the year ending December 31, 2015, related to the power generation project.

Our forecasted capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2015 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of September 30, 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 3 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. As of September 30, 2015, no material changes have occurred in the types or nature of market risk described in our Annual Report.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s DCP as of the end of the period covered by this report. As we previously reported in 2014, management identified material weaknesses in internal control over financial reporting, or ICFR, as described below. See “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K/A filed on December 29, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of September 30, 2015.

Material Weaknesses in Internal Control over Financial Reporting

As we reported in 2014, we identified the following material weakness that continues to exist as of September 30, 2015. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls over the review of assumptions used in our cash flow forecasts that were used to assess the recoverability of long-lived assets.

This control deficiency did not result in a material misstatement to our consolidated financial statements for the quarter ended September 30, 2015. However, this control deficiency, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the control. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Steps to Address the 2014 Material Weaknesses

Previously, we reported on material weaknesses related to the review of assumptions used in our cash flow forecasts that were used for testing of goodwill impairment and the determination of the goodwill impairment charge. During the quarter ended September 30, 2015, management implemented additional controls over the documentation and review of the inputs and results of our cash flow forecasts used in our goodwill impairment tests. These additional controls include additional review by qualified personnel, and the preparation and retention of additional documentation supporting such assumptions. Based on management’s evaluation of the design and operating effectiveness of this control, we believe that the material weaknesses relating to management’s review of assumptions used in cash flow forecasts for testing of goodwill impairment and the determination of the goodwill impairment charge have been remediated.

Plan for Remediation of the Material Weakness

We have implemented and are continuing to implement a number of measures to address the remaining material weakness. Specifically, we are implementing additional controls over documentation and review of the inputs and results of our cash flow forecasts that are used in our tests for long-lived asset recoverability. These controls include additional review by qualified personnel, additional documentation, and the development and use of checklists. We are implementing our remediation plan, and expect the control weakness to be remediated in the coming reporting periods, through the operation of the new controls. However, we are unable at this time to estimate when the remediation will be completed.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our ICFR, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

As described above under “Remediation Steps to Address the 2014 Material Weaknesses”, there were changes in our ICFR during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our ICFR. During the third quarter of 2015, we implemented additional controls supporting management’s review of the cash flow forecasts used in our goodwill impairment testing and determination of the goodwill impairment charge.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in “Note 14 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

The risks described in the Annual Report and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business and cash flow. The risk factors set forth below update, and should be read together with, the risk factors disclosed in “Part I — Item 1A. Risk Factors” of the Annual Report.

We expect the Merger and associated sale of the Pasadena Facility to provide substantial liquidity to the Company.  The failure of the Merger to occur within the expected time frame could have a material adverse effect on our business, financial condition, results of operations, liquidity and share price if we are not able to access adequate alternate sources of liquidity.

On August 9, 2015, RNP entered into the Merger Agreement under which RNP and the General Partner will merge with affiliates of CVR Partners. Consummation of the Merger is subject to certain conditions, including approval from RNP’s unitholders, the sale or spin-out of the Pasadena Facility and the effectiveness of a registration statement on Form S-4 relating to the unit component of the merger consideration. We cannot assure you that the conditions to the Merger will be satisfied, or where waiver is permissible, waived, or that the Merger will close in the expected time frame or at all.  If (i) the Pasadena Facility is not sold, or is sold for materially less than the expected proceeds, (ii) the Merger is not consummated within the expected time frame, or at all, and (iii) we are not able to access adequate alternate sources of liquidity, this could have a material adverse effect on our business, financial condition, results of operations, liquidity and share price.

Any failure to consummate the Merger, or significant delays in consummating the Merger, could negatively affect our share price, business and financial results.

If the Merger is not consummated, or if there are significant delays in consummating the Merger, our share price and future business and financial results could be negatively affected, and will be subject to several risks, including the following:

•

negative reactions from the financial markets, including declines in the price of our shares of common stock due to the fact that current prices may reflect a market assumption that the Merger will be consummated;

•

RNP may be required to pay CVR Partners a fee of $31.2 million if we terminate the Merger in order to accept a superior proposal, as defined in the Merger Agreement, and/or an expense reimbursement of up to $10.0 million if the Merger Agreement is terminated under certain circumstances (as more fully described in the Merger Agreement). RNP could be subject to litigation related to any failure to consummate the Merger or related to any enforcement proceeding commenced against RNP to perform its obligations under the Merger Agreement;

•

we would not realize the anticipated benefits of the Merger, including, without limitation, ownership of common units of a nitrogen fertilizer producer with (i) more diversified assets, feedstocks and markets, increased scale and production capacity and a stronger balance sheet and increased liquidity in the capital markets than RNP as a stand-alone entity and (ii) expected annual run-rate operating synergies of at least $12 million for the combined entity, including cost savings and logistics, procurement and marketing improvements; and

•	the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

Subsequent to the announcement of the Merger, two putative class action lawsuits were commenced on behalf of the public unitholders of RNP against RNP, the General Partner and certain other parties seeking, among other things, to enjoin the Merger. Additional lawsuits with similar allegations may be filed. One of the conditions to the closing of the Merger is that no law, order, judgment or injunction shall have been issued, enacted or promulgated by a court of competent jurisdiction or other governmental authority restraining or prohibiting a party from consummating the Merger. Accordingly, if any plaintiff is successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective, or delay its becoming effective within the expected time frame.

ITEM 6.	EXHIBITS.

Exhibit Index

2.1*

Agreement and Plan of Merger by and among CVR Partners, LP, Lux Merger Sub 1 LLC, Lux Merger Sub 2 LLC, Rentech Nitrogen Partners, L.P. and Rentech Nitrogen GP, LLC, dated as of August 9, 2015 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

3.1

Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rentech with the SEC on August 20, 2015).

10.1

Voting and Support Agreement by and between CVR Partners, LP, Rentech, Inc., Rentech Nitrogen Holdings, Inc. and DSHC, LLC, dated as of August 9, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.2

Transaction Agreement by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech, Inc., DSHC, LLC and Rentech Nitrogen Holdings, Inc., dated as of August 9, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.3

Waiver and Amendment of Certain Loan and Equity Documents, dated as of August 9, 2015, by Rentech, Inc. and Rentech Nitrogen Holdings, Inc. (incorporated by reference to Exhibit T to the Schedule 13D/A filed by GSO Capital with the SEC on August 11, 2015).

10.4

Registration Rights Agreement by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech Nitrogen Holdings, Inc. and DSHC, LLC, dated as of August 9, 2015 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

18.1	Preferability Letter of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: November 9, 2015	/s/ Keith B. Forman
Keith B. Forman,
President and Chief Executive Officer

Dated: November 9, 2015	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer