Form 10-K
period 2015-12-31
RENTECH, INC.
filed 2016-03-15
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $242.2 million (based upon the closing price of the common stock on June 30, 2015, as reported by the NASDAQ Stock Market).

The number of shares of the registrant’s common stock outstanding as of February 29, 2015 was 23,034,371.

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

As used in this report, the terms “we,” “our,” “us,” “the Company” and “Rentech” mean Rentech, Inc., a Colorado corporation and its consolidated subsidiaries, unless the context indicates otherwise. References to “RNHI” refer to Rentech Nitrogen Holdings, Inc., a Delaware corporation and one of our indirect wholly owned subsidiaries. References to “RNP” refer to Rentech Nitrogen Partners, L.P., a publicly traded Delaware limited partnership and one of our indirectly majority owned subsidiaries. References to “the General Partner” refer to Rentech Nitrogen GP, LLC, a Delaware limited liability company, RNP’s general partner and one of our indirect wholly owned subsidiaries. References to “RNLLC” refer to Rentech Nitrogen, LLC, a Delaware limited liability company. References to “RNPLLC” refer to Rentech Nitrogen Pasadena, LLC, a Delaware limited liability company that was formerly known as Agrifos Fertilizer, LLC. References to “Fulghum” refer to Fulghum Fibres, Inc., a Georgia corporation and one of our indirectly wholly owned subsidiaries. References to “NEWP” refer to New England Wood Pellet, LLC, a Delaware limited liability company and one of our indirect wholly owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a leading provider of wood fibre processing services, high-quality wood chips and wood pellets. Our processing business includes Fulghum, which operates 32 wood chipping mills in the United States and South America. It provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America. Our wood pellet business includes our Atikokan and Wawa Facilities and NEWP. The Atikokan and Wawa Facilities, located in Ontario, Canada, are expected to have a combined annual production capacity of 560,000 metric tons, and NEWP’s annual capacity is 300,000 short tons. The Atikokan and Wawa Facilities produce wood pellets used as fuel for power generation in Canada and the United Kingdom. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets, operating four wood pellet facilities in the Northeast. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

We are engaged in the fertilizer business, which includes the ownership of the general partner interest and 59.6% of the common units representing limited partner interests in RNP, a publicly traded master limited partnership that owns and operates two fertilizer manufacturing facilities. Through its wholly owned subsidiary, RNLLC, RNP manufactures natural-gas based nitrogen fertilizer products at its facility in East Dubuque, Illinois, or our East Dubuque Facility. It sells its products to customers located in the Mid Corn Belt region of the United States. Through its wholly owned subsidiary, RNPLLC, RNP manufactures ammonium sulfate fertilizer, sulfuric acid and ammonium thiosulfate fertilizer at its facility in Pasadena, Texas, or our Pasadena Facility.

Our ownership interest in RNP currently entitles us to 59.6% of all cash distributions made by RNP to its common unit holders. We receive no distributions or other economic benefit as the general partner of RNP. Our ownership interest may be reduced over time if we were to elect to sell any of our common units, or if additional common units were to be issued by RNP.

Overview of Certain Significant Events that Occurred during 2015 and Subsequently

In August 2015, we announced a plan to restructure our wood fibre processing business and corporate activities to focus on operations and execution, while significantly reducing corporate overhead. We have been executing a reorganization plan to simplify our organizational structure and better integrate our various operating units for an overall lower cost model. As part of our overall cost reduction plan, we are targeting to reduce annual consolidated selling, general and administrative expenses by approximately $10.0 to $12.0 million by the end of 2016. We expect cost savings of $8.5 to $10.5 million per year by (i) completing a 25% reduction of corporate staff, (ii) reducing compensation levels, and (iii) moving the corporate headquarters from Los Angeles, California to the Washington, D.C. area. We are streamlining functions to create an integrated company focused on operations. We are targeting cost savings of $1.5 million at our fibre business units from a simplified organizational structure with fewer layers, consolidated back office functions and reduced spending. We have initiated these cost savings actions and are targeting completion of the plan by the end of the third quarter of 2016. Associated with the reorganization plan, we expect to incur non-recurring charges of approximately $6.0 million during 2016. We may adjust our restructuring plan in response to future performance, and our ability to identify and implement further cost reductions.

On August 9, 2015, RNP entered into an Agreement and Plan of Merger, or the Merger Agreement, under which RNP and the General Partner will merge with CVR Partners, L.P., or CVR Partners, and RNP will cease to be a public company and will become a wholly owned subsidiary of CVR Partners, or the Merger. The consummation of the Merger is still subject to certain conditions, but RNP completed the sale of the Pasadena Facility on March 14, 2016, which represented the Company’s most significant remaining condition to closing. The Merger is expected to close on or about March 31, 2016. The East Dubuque Facility is now reported as a discontinued operation, following the signing of the Merger Agreement. For further discussion, see “Note 1 — Description of Business” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

On March 14, 2016, we completed the sale of the Pasadena Facility to Interoceanic Corporation, or IOC. The transaction calls for an initial cash payment to RNP of $5.0 million and a cash working capital adjustment, which is expected to be approximately $6.0 million, after confirmation of the amount within ninety days of the closing of the transaction. The purchase agreement also includes a milestone payment which would be paid to RNP unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years.

On March 11, 2016, the Company entered into an agreement with GSO that, among other things, modifies the repayment terms of the Company’s obligations of its Tranche A loans under its credit agreement with GSO and Series E Preferred Stock in conjunction with the Merger. As discussed under “Note 15 – Debt” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report, the Company is required to deliver to the GSO Funds the lesser of (i) all of the units of CVR Partners the Company receives at the closing of the Merger or (ii) $140 million of units of CVR Partners (valued using the volume weighted average price of the CVR units for the 60 trading days ending two days prior to the closing of the Merger, less a 15% discount) in exchange for retiring the equivalent dollar amount of Series E Preferred Stock and Tranche A term loan debt. The agreement also eliminates Rentech’s obligation to deliver $10 million of newly-issued common shares to GSO at a 15% discount.

During 2015, we (i) completed the conversion of our two acquired facilities in Canada into wood pellet production facilities and began the ramp-up phase of operations; (ii) completed the integration of NEWP, which we acquired in 2014; (iii) amended and restated our term loan facility with GSO Capital Partners LP, or GSO Capital, which increased outstanding borrowings under the facility from $50.0 million to $95.0 million, or the A&R GSO Credit Agreement; (iv) acquired the assets of Allegheny Pellet Corporation, or Allegheny, which consisted of a wood pellet processing facility located in Youngsville, Pennsylvania, or the Allegheny Acquisition; and (v) continued to operate and expand production capacity at RNP.

During 2015, RNP also (i) completed the nitric acid expansion project at the East Dubuque Facility; (ii) started construction on the ammonia synthesis converter project at the East Dubuque Facility; (iii) recorded asset impairments totaling $160.6 million at the Pasadena Facility; (iv) terminated our distribution agreement with Agrium U.S.A., Inc., or Agrium; and (v) completed a full year of operations under the Pasadena restructuring plan.

Our operating segments were affected in different ways by various negative and positive factors in 2015. Although operating results at the Pasadena Facility improved from recent years, we recorded asset impairments, as stated above. Our East Dubuque Facility improved its production levels and its operating results as compared to 2014, benefitting from lower natural gas prices and $4.6 million of business interruption insurance proceeds related to a fire that occurred in 2013. The results and outlook for our Wood Pellets: Industrial segment depend primarily on operating results from the Atikokan and Wawa Facilities. Although both facilities began producing pellets in 2015, the combined output and losses for the plants were worse than we expected, due in part to problems with the material-handling equipment at both plants. The expected cost of correcting those problems increased our total expected construction spending to $145.0 million, though such estimates have significant uncertainty. The delays in production at the Wawa Facility have caused us to amend our contract with Drax Power Limited, or Drax, and we incurred penalties of $2.6 million. We also amended our contract with Canadian National Railway Company, or Canadian National, and incurred penalties of $3.3 million due to delays in production at the Wawa Facility. In contrast, NEWP performed well in 2015 and exceeded expectations for the year, with the Allegheny Acquisition contributing as expected. As a result of a full year of operations in 2015 compared to only eight months in 2014, higher selling prices, lower production costs and the Allegheny Acquisition, NEWP’s gross profit increased from $6.1 million for the period May 1, 2014 through December 31, 2014 to $12.1 million in 2015. During 2015, the Allegheny Acquisition contributed gross profit of $1.7 million. As a result of lower operating costs at its U.S. chipping mills, together with improved performance in South America, Fulghum showed marked improvement and exceeded expectations in 2015. Fulghum’s gross profit increased from $12.4 million in 2014 to $18.3 million in 2015. However, Fulghum did record asset impairments for three mills totaling $11.3 million in 2015.

Our Businesses

Our Wood Fibre Processing Business

Our wood fibre processing business primarily consists of wood chipping services to the pulp, paper and packaging industry and wood pellet production for the utility and industrial power generation market and the residential and commercial heating markets.

Our Wood Chipping Business — Fulghum Fibres

Fulghum provides wood yard operations services and high-quality wood chipping services, and produces and sells wood chips to the pulp, paper and packaging industry. In South America, Fulghum also manufactures and sells wood chips, processes and sells biomass fuel to industrial heat and utility customers, owns and manages forestland, and buys and trades wood chips. Fulghum provides services and sells to customers in the United States, South America and Asia. Fulghum and its subsidiaries operate 32 wood chipping mills, of which 27 are located in the United States, four are located in Chile and one is located in Uruguay. Fulghum owns 87% of the equity interest in the subsidiaries located in Chile and Uruguay.

During the year ended December 31, 2015, our mills in the United States processed 12.5 million green metric tons, or GMT, of logs into wood chips and residual fuels; our mills in South America processed 2.6 million GMT of logs. During the year ended December 31, 2014, our mills in the United States processed 12.4 million GMT of logs into wood chips and residual fuels; our mills in South America processed 2.4 million GMT of logs.

Expansion Projects

From time to time, we evaluate and pursue opportunities to increase our profitability by expanding our chip mills’ production capacities and product offerings. During the year ended December 31, 2015, we had no such expansion projects.

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

Most of our mills operate under multi-year contracts with the majority of total processing volume contracted through 2018 with some continuing beyond 2018 until 2028. Five mills in the United States representing over 50% of our United States volume and two mills in Chile representing 44% of our South American volume are under contract through 2018 and beyond. Six of our mills located in the United States and two of our mills located in South America have contracts that are renegotiated annually. One of our mills located in the United States provides wood chips to its customer on an as-needed basis on the spot market. We own 20 of the 32 mills we operate in the United States and South America. For certain of the mills that we own, the customer has an option to purchase the mill for a pre-determined price. For each of the mills that we do not own but operate under an agreement with the customer, the customer can terminate the agreement with prior written notice (in most cases, the processing agreements require 90 days’ prior written notice). Historically, very few of our customers exercised purchase options or terminated agreements prior to their expiration. Only four contracts with Fulghum’s U.S. customers have been terminated prior to their expiration in the last 20 years (three due to mill closures and one associated with a customer buy-out in 1995).

During 2015, approximately 72% of the log volume we processed in the United States was for five customers at 15 mills, as listed below.

Customer	Number of Mills	% of United States Volume	Weighted Average Remaining Contractual Life in Years (1)
WestRock	8	20%	1.5
Graphic Packaging	2	17%	3.9
Packaging Corp. of America	1	14%	12.9
Weyerhaeuser	2	11%	1.0
Georgia-Pacific	2	10%	1.7

(1)	As of December 31, 2015.

Seasonality and Volatility

Our wood chipping mills typically operate throughout the year; however, there may be quarter-to-quarter fluctuations in processing revenue at individual mills. These fluctuations are usually due to variations in customer-controlled deliveries of logs, production levels at customers’ mills, maintenance requirements, and/or weather-related events. Our customer contracts typically stipulate minimum volume requirements and shortfall fees. Such fees partially mitigate volatility in revenues of our United States mills. If heavy rain is expected to prevent deliveries or make deliveries of logs to the mills difficult, we frequently coordinate delivery schedules with our customers to build log inventories in advance of such conditions. Building sufficient inventory of logs at our mills enables them to process logs with few interruptions during the rainy season. Based on our customers’ expected relatively continuous wood chip requirements, the terms of our processing agreements and our focus on maintaining proper log inventories, we do not expect to experience material seasonality in Fulghum’s United States or Uruguayan operations. However, one of our mills in Chile typically ceases wood chip processing operations for one to two months during its winter season due to the customer’s inability to harvest and deliver logs to the facility. Since a significant portion of the revenue in Fulghum’s South American operations is derived from the sale of wood chips, primarily for export from Chile, an interruption in the supply of logs could adversely affect revenue and profitability. The export portion of Fulghum’s revenues, and the associated profits, may be more variable than the revenue and profits derived from processing fees pursuant to long-term contracts.

Raw Materials

The customers of our 27 mills located in the United States and the customers of most of our five mills in Chile and Uruguay are responsible for the procurement and delivery of wood to our mills. As a result, these mills are not directly exposed to logistics or delivery risks or to market risk associated with potential changes in wood supply or pricing, although they may be indirectly impacted if a customer is adversely impacted by these risks. For service revenue generated under our processing contracts where the customer is responsible for providing the logs, title to the wood remains with the customer throughout our receipt and processing of the wood fibre. In Chile, in addition to providing wood processing services, we sell wood chips primarily for export to Asian markets. We primarily purchase logs only to fulfill obligations under contracts with established prices for the delivery of wood chips, thereby minimizing our exposure to market fluctuations in prices for wood chips and logs. We also own approximately 1,400 acres of forestland in South America that can be harvested in cases of high log prices, which can help reduce market exposure in the short-term. However, if prices of wood remain at high levels for a prolonged period of time, revenue and profitability of our Chilean operations, which sells wood chips could be adversely affected.

Transportation

In the United States, Fulghum’s customers are responsible for delivering logs to the respective Fulghum chipping facility and arranging transportation of the processed wood chips from the mill to the final destination, except at those mills which are within or adjacent to customers’ premises, where wood chips are delivered by conveyor. Our Uruguayan and certain of our Chilean operations are similar to the United States business model in that the customer is responsible for delivering logs to the wood chipping facility and either takes receipt of the wood chips from the mill (domestic customers) or requires Fulghum to load the wood chips into a ship for export at the customer’s expense (foreign customers).

Competition

While a significant portion of the wood chipping mills in the United States are integrated facilities (i.e. owned and operated by paper companies that produce wood chips for internal consumption), the number of contract wood chipping mills in the United States has grown over the last decade. We estimate that Fulghum has a 70% market share of the contract wood chipping market in the United States, and we believe we have an opportunity to expand its business further due to the benefits to paper and forestry companies to outsource wood yard operations and chip processing, as well as opportunities to serve the pellet, alloy smelting, and bio-chemical industries. We believe that most of the other contract wood chip processors in the United States that compete with Fulghum are smaller and less experienced and recognized than Fulghum. We believe that Fulghum’s 26 years of operating experience in the wood handling and chip processing industry, level of expertise and efficiency, scale, brand recognition and quality of services have enabled us, and will continue to enable us, to favorably distinguish ourselves from these competitors.

Our Wood Pellet Business — Industrial

Our wood pellet facility in Atikokan, Ontario, Canada, or the Atikokan Facility, which is expected to produce 110,000 metric tons of wood pellets annually, is in the ramp-up phase. During ramp-up of the Atikokan Facility, we discovered the need to modify the plant’s truck dump hopper and modify or replace a portion of the plant’s conveyance systems. All of the truck dump hopper modifications have been completed, and the truck dump hopper is performing as expected. The first group of the faulty conveyors at the Atikokan Facility was repaired at the end of 2015 and the conveyors’ performance is currently being evaluated as part of the plant’s operations. The remaining work to address problems with the Atikokan Facility conveyor systems is expected to continue through mid-2016. The Atikokan Facility is expected to reach full capacity this year at some point after the conveyor work is completed barring any other possible unforeseen issues that may arise during the ramp-up phase.

Our wood pellet facility in Wawa, Ontario, Canada, or the Wawa Facility, is expected to produce 450,000 metric tons of wood pellets annually. All of the equipment at the Wawa Facility has been commissioned and the plant has been producing an increasing quantity of wood pellets. However, we discovered during the ramp-up of the Wawa Facility the need to modify the front-end system of the facility that handles logs and feeds them into the chipping process and to modify or replace a significant portion of the plant’s conveyance systems. The modifications of the front-end system and the first phase of modifications of the plant’s conveyance systems were completed in late 2015. The remaining work to the conveyor systems is scheduled to be completed by mid-2016. In light of the setbacks we have experienced at the Wawa Facility, we are evaluating the production capacity of the plant. We are investigating whether there are potential design shortcomings similar to those that surfaced with the plant’s wood infeed and conveyance systems that might limit capacity. We are also evaluating uptime and operating efficiency rates achievable for full capacity. Our discussions with other pellet producers and engineering firms over the past year have shown that there is a wide disparity of these rates across established industrial pellet manufacturing plants in North America. We believe it is premature to revise the capacity of the Wawa Facility until such time that we have fully tested the design assumptions of the major processes of the plant, remediated all of the material handling issues, and completed the ramp-up of the facility. However, if we apply a range of assumed operating efficiencies typical for the industry, the plant’s annual production capacity would be between 400,000 and 450,000 metric tons. The low end of this capacity range would still allow us to fulfill our annual contractual obligations to Drax and to generate positive cash flow. We have also observed that historically within the wood pellet industry ramping to full design capacities takes considerable time, several years in most cases.  Taking into account the amount of time required to complete the repair and modification of the conveyance systems and to ramp up to design operating efficiency rates as historically observed in the wood pellet industry, we do not expect the Wawa Facility to reach full capacity until 2017.

We estimate the total cost to acquire and convert the Atikokan and Wawa Facilities, including the costs of required modifications to the material-handling systems, will be approximately $145 million. This total cost includes working capital, commissioning costs, and contingency costs on the planned repairs and modifications to material handling systems. Our estimate for capital expenditures does not include unexpected contingency costs to address any other unforeseen issues that may arise during ramp-up of the facilities. As of December 31, 2015, remaining cash expenditures to complete the Atikokan and Wawa Facilities are expected to be approximately $21 million.

Products

Our industrial wood pellets are used in larger scale power generation facilities. Our wood pellets are subject to specific product quality standards, which include energy density, ash content, durability index, fines content, chemical content and grindability as both electric utilities and government regulators have established standards for wood pellets used in renewable energy. Proof of biomass sustainability and independent verification of feedstock supply are also requirements to sell wood pellets to European utilities.

Customers

In 2013, we entered into a ten-year take-or-pay contract, or the Drax Contract, with Drax. In August 2015, we entered into an amendment to the Drax Contract. Under the amendment, we canceled all 2015 wood pellet deliveries and agreed to a total penalty, which encompasses all amendments relating to 2015 shipments to date, of $2.6 million associated with costs for Drax to purchase replacement pellets and to cancel shipping commitments. In 2015, we accrued the $2.6 million penalty in operating expenses. The penalty will be paid in the form of credits on the first several expected deliveries to Drax in early 2016. In addition, 72,000 metric tons of the original 2015 pellet deliveries were pushed to 2018 and 2019 at 2015 pricing, which is expected to be lower than the pricing in those future years under the original terms of the contract.

In January 2016, our first product shipment, a vessel containing approximately 28,000 metric tons of Atikokan and Wawa Facilities’ wood pellets shipped from the Port of Quebec, was delivered to and accepted by Drax. In March 2016, our second product shipment, a vessel containing approximately 20,000 metric tons of Atikokan and Wawa Facilities’ wood pellets, shipped from the Port of Quebec. These first two shipments were smaller than what we are contracted to deliver to Drax going forward.

For the Atikokan Facility, we entered into a ten-year take-or-pay contract, or the OPG Contract, with Ontario Power Generation Inc., or OPG, under which we are required to deliver 45,000 metric tons of wood pellets annually. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility to up to 90,000 metric tons annually. We expect that wood pellets produced at the Atikokan Facility not purchased by OPG will be sold to Drax or marketed elsewhere.

Seasonality and Volatility

We do not expect significant seasonality in our profits from our Atikokan and Wawa Facilities, although we do expect to recognize revenue and receive cash in large increments with each shipment by vessel for exported pellets. We expect each vessel to contain approximately 48,000 metric tons, and we will recognize revenue and receive cash payments upon each shipment’s acceptance by Drax. We have entered into long-term off-take contracts with Drax and OPG, which are utility companies that operate throughout the year. We have been producing wood pellets from these facilities year-round to meet these contractual requirements. Ground conditions during the wet season referred to as “spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood to supply pellet production. We expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months to mitigate this potential interruption of wood supply. This inventory build-up may increase our working capital requirements. The Port of Quebec typically remains ice-free during the winter months, which we expect will reduce the risk of interruptions in shipments to Drax. Because shipments to Drax will occur in large vessels, quarterly or annual revenues and profits could fluctuate depending on the timing and number of shipments in each period, particularly until we reach full production capacity at the Wawa Facility.

Raw Materials and Supply

We intend to utilize Crown Fibre as the primary feedstock at our industrial wood pellet facilities. We believe that using Crown Fibre is desirable due to Ontario’s long-term forest management regime, which supports the availability and supply of wood fibre, and its industry-leading sustainability practices. In addition, we believe that the mixed hardwood trees in Northern Ontario, which have a long maturity period before they can be harvested, have a natural chemical composition that allows for the production of high quality wood pellets for thermal applications. We also use sawmill wood residuals and other sources of biomass, from time to time, as part of the feedstock for the Atikokan and Wawa Facilities.

Transportation

We have a contract with Canadian National, or the Canadian National Contract, for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec. The Atikokan Facility is located 1,300 track miles and the Wawa Facility is located 1,100 track miles from the Port of Quebec. We did not fully meet our 2015 commitment under the Canadian National Contract resulting in cash penalties of $3.3 million.

We have a contract with Quebec Stevedoring Company Limited, or QSL, for our exclusive use of railcar unloading services, pellet storage domes and ship loading services at the Port of Quebec. Access to the Port of Quebec port terminal is available for the entire year. The Port of Quebec’s location along the Saint Lawrence Seaway provides a direct route from Eastern Canada to Europe, and the port can accommodate large Panamax vessels that provide attractive economies of scale for our customers, in contrast to other nearby ports that can accommodate only smaller vessels.

Joint Venture with Graanul

In connection with our acquisition of Fulghum, or the Fulghum Acquisition, we entered into a joint venture with Graanul Invest AS, or Graanul, a European producer of wood pellets, for the potential development and construction of, and investment in, wood pellet plants in the United States and Canada. We and Graanul each own 50% equity interests in the joint venture, or the Rentech/Graanul JV, which is accounted for under the equity method. The Rentech/Graanul JV owns neither our Atikokan Facility nor our Wawa Facility. The joint venture has the right to develop certain wood pellet-related projects and has certain rights as exercised by either member to participate in future wood pellet projects or acquisitions in North America sourced by the other member. The joint venture currently does not own any tangible assets.

Our Wood Pellet Business — NEWP

In January 2015, NEWP acquired the assets of Allegheny Pellet Corporation, which consists of a wood pellet processing facility located in Youngsville, Pennsylvania, or the Allegheny Facility. NEWP operates four wood pellet processing facilities with a combined annual production capacity of approximately 300,000 short tons. The other three facilities are located in Jaffrey, New Hampshire; Deposit, New York; and Schuyler, New York.

Products

NEWP’s wood pellets, which are designed to have low moisture and ash content, are used in commercial and residential heating applications.

Customers

NEWP’s facilities and customers are located in the Northeastern United States. NEWP sells its wood pellets to big-box retailers and specialty retailers, including lawn and garden centers, heating supply stores, hardware stores, markets and convenience stores. It also sells pellets in bulk to large institutions, including schools, universities and governmental agencies to heat buildings. In the aggregate, NEWP’s top two big-box retailers, Home Depot and Lowe’s Home Improvement, represented approximately 31% of NEWP’s total sales for the year ended December 31, 2015. As is typical in the retail wood pellet industry, NEWP’s sales to its customers are primarily made on a purchase order basis, and NEWP generally does not have long-term orders or commitments.

Seasonality and Volatility

Since NEWP’s wood pellets are used for heating, its sales are seasonal. We typically ship the highest volume of wood pellets from our NEWP facilities during the third and fourth quarters of each year. During the last two years, approximately 56% of NEWP’s total annual volumes were shipped in the second half of the year. As a result of the seasonality of shipments and sales, we expect to experience significant fluctuations in NEWP’s revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product demand and deliveries. To accommodate NEWP’s seasonal sales, we build up NEWP’s finished goods inventory from March through August of each year. This inventory build-up typically increases our working capital requirements.

Due to unseasonably warm temperatures during November and December 2015, sales volumes were lower than expected, although our product prices remained high. The warm temperatures, along with depressed prices for competitive heating fuels such as heating oil and propane, continued into 2016. This resulted in lower sales volumes as NEWP’s customers are still carrying inventory purchased in 2015 due to slow buying by retail customers. Starting in February 2016, three of NEWP’s facilities scaled back production days from seven days a week to five days a week, and one facility scaled back its production days to four days a week.

Raw Materials

Wood feedstock (wood chips and sawdust) represents the largest component of NEWP’s wood pellet product cost. Competition for wood feedstock supply from pulp, paper and packaging manufacturing, and commercial and institutional wood boiler heating systems may affect our cost of wood feedstock. Our Jaffrey, New Hampshire production facility is affected the most by this competition, followed by our Schuyler, New York production facility, with our Deposit, New York production facility and the Allegheny Facility least affected. We have approximately 171 wood suppliers, of which approximately 61 provide 80% of our wood feedstock needs. We have developed relationships with our suppliers such that our wood costs have remained relatively flat with minimal variability over the last several years.

Transportation

NEWP’s customers take delivery of the wood pellets at the applicable facility.

Rentech Strategy

Upon completion of Rentech Nitrogen’s merger with CVR Partners, Rentech will be a pure play wood fibre processing company with three core businesses: contract wood handling and chipping services, the manufacture and sale of wood pellets for the U.S. heating market and the manufacture, aggregation and sale of wood pellets for the utility and industrial power generation market. As a result of the fertilizer business divestiture, the new Rentech will be a much smaller company, with a less leveraged capital structure and lower cash interest expense. As we continue to implement our organizational restructuring plan, the Company is also expected to have lower SG&A expenses. Our goal is to operate our remaining businesses to generate more cash than we consume.

Our immediate goals are to strengthen our current industry positions within the outsourced wood chipping industry through our Fulghum Fibres business and in the domestic heating pellet business through our New England Wood Pellet subsidiary.  We are also focused on ramping up our two Canadian wood pellet plants to full capacity. Safety remains a high priority for us, and we take great pride in operating our plants safely for the benefit of our employees, the communities in which we operate, and our investors.

Throughout its 25-year operating history, Fulghum has served its customers and grown its contract wood handling and chip processing business through the addition of both owned mills and operated mills. Today, Fulghum continues to focus on serving its existing customers and to pursue new business. We see opportunities to grow as pulp and paper companies consider outsourcing more of their wood chipping needs; as outsourced chipping contracts with competitors expire; and as new facilities requiring chipping services develop. We believe our long-standing reputation as the preferred outsourcing choice for cost-effective, quality and efficient on-demand chipping services well positions us to benefit from these opportunities as they arise. If the construction of a new chip mill is required to meet customer demand and fits our investment criteria, we believe Fulghum would be able to finance the construction at its own operating level as it has done historically, should capital remain limited at the Rentech corporate level. We also see opportunities to secure operating contracts for existing chipping facilities, which would require minimal capital expenditures.

NEWP is the market leader for providing wood pellets to the heating market in the Northeast. The business has historically grown through acquisitions and productivity improvements in the acquired businesses. The bagged pellet industry is fragmented with numerous small independently owned producers, and we believe that NEWP is well positioned given its scale and strength of management to be the natural leader to consolidate supply for the market. Our goal for NEWP is to acquire additional pellet facilities; however, there is no certainty that acquisitions can be completed with any regularity.  We believe that NEWP, like Fulghum, could fund its growth acquisitions at the operating level with debt financing.

Developing industrial wood pellet facilities, such as our Atikokan and Wawa plants, requires significant capital; lead times to arrange off-take, supply and construction contracts; and time to construct and ramp-up production to design capacities. We are fully aware of the challenges and believe we have gained valuable institutional knowledge from our experience developing, constructing and now operating the Atikokan and Wawa Facilities, all of which would serve us well should we decide to embark on additional pellet plant development projects. Based on third party studies, we believe that the long-term demand for quality pellets for the industrial market will continue to exceed supply for a number of years.  Given the Provincial Government Crown control, industry leading sustainability practices, high energy content, and exchange rate benefits associated with Eastern Canadian forests, we believe that we are situated amidst North America’s most attractive wood baskets and that opportunities exist for new development in this region. In addition, our facility at the port of Quebec presents ideal access to European markets for additional production from the region.  We also believe that as the industry evolves, the production of wood pellets will be “commoditized” and projects with long-term contracts should be able to attract project debt, thereby reducing equity contributions from project owners as compared to today’s levels.  If this indeed becomes the case, the industry can grow with lower levels of equity investment. Rentech could be a credible participant in such an environment. As other companies in the industry are nearing completion and/or ramping-up of their respective plants, we believe a reassessment of the industry is underway.  Many industry participants are single plant operators, and as such, we believe there may be a consolidation in the industry, combining assets and operational expertise.

As we assess the new dynamics within the industrial wood pellet industry, we will determine an appropriate role for our Company in this segment. We believe that our diverse portfolio of wood fibre businesses can provide the basis for growing cash flow and significant value creation. However, our immediate focus is on ramping up our existing industrial pellet facilities in Canada and streamlining our organization to better and more cost effectively support a Rentech solely focused on wood fibre processing.

Our Nitrogen Fertilizer Business

We own, through our wholly owned subsidiaries, the general partner interest and 59.6% of the common units representing limited partner interests in RNP, a publicly traded partnership. RNP, through its wholly owned subsidiary, RNLLC, manufactures natural-gas based nitrogen fertilizer products at our East Dubuque Facility and sells such products to customers located in the Mid Corn Belt region of the United States. In addition, RNP, through its wholly owned subsidiary, RNPLLC, manufactures fertilizer products and sulfuric acid at our Pasadena Facility and sells, through distributors, its products to customers primarily in the United States. Our East Dubuque Facility and our Pasadena Facility are referred to collectively as the “Fertilizer Facilities.” Substantially all of RNP’s revenues are derived from the sale of nitrogen-based fertilizer products.

Our East Dubuque Facility – Discontinued Operations

On August 9, 2015, RNP entered into the Merger. The pending Merger represents a strategic shift that will have a major effect on our operations and financial results. Following the signing of the Merger Agreement, the East Dubuque Facility is now reported as a discontinued operation. For further discussion, see “Note 1 — Description of Business” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

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

The following table sets forth our East Dubuque Facility’s current rated production capacity for the listed products in tons per day and tons per year, and its product storage capacity:

	Approximate Production Capacity
Product	Tons /Day	Tons /Year(1)	Product Storage Capacity
Ammonia	1,025	374,125	60,000 tons (3 tanks);
UAN	1,100	401,500	80,000 tons (2 tanks)
Urea (liquid)	484	176,660	Limited capacity is not a factor
Urea (granular)	140	51,100	12,000 granular ton warehouse
Nitric acid	400	146,000	Limited capacity is not a factor
CO2	350	127,750	1,900 tons

(1)	Production capacity for the year is based on daily rated production capacity times 365 days. The number of actual operating days will vary from year to year.

The following table sets forth the amount of products produced by, and shipped from, the East Dubuque Facility for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands of tons)
Products Produced
Ammonia(1)	340	324	244
UAN	279	269	262
Urea (liquid)	158	150	137
Urea (granular)	24	25	22
Nitric acid	108	105	106
CO2	72	82	69
Products Shipped
Ammonia	186	153	103
UAN	276	267	269
Urea (liquid)	37	30	21
Urea (granular)	25	25	22
Nitric acid	10	11	14
CO2	72	81	71

(1)	Ammonia is used in the production of all other products produced by our East Dubuque Facility, except CO2.

Expansion Projects and Other Significant Capital Projects

In 2015, we completed the nitric acid expansion project at our East Dubuque Facility, which consisted of replacing a compressor train. The new compressor train increased nitric acid production at the facility by 20 tons per day or 7,300 tons annually, and decreased electric power usage. We spent $7.8 million on this project.

In the past, we regularly evaluated or pursued opportunities to increase our profitability by expanding the East Dubuque Facility’s production capabilities and product offerings. In 2015, we started the ammonia synthesis converter project to replace the ammonia synthesis converter at our East Dubuque Facility. This is expected to increase reliability, production and plant efficiency. The project is expected to cost approximately $30.0 million and to be completed before the end of summer 2016. This project is being funded by operating cash and with borrowings under the credit agreement we entered into in July 2014 with General Electric Corporation, or the GE Credit Agreement.

Products

Our East Dubuque Facility’s product sales are heavily weighted toward sales of ammonia and UAN, which together made up 80% or more of our East Dubuque Facility’s total revenues for the years ended December 31, 2015, 2014 and 2013. A majority of our East Dubuque Facility’s products were sold through our distribution agreement with Agrium, as described below under “—Marketing and Distribution,” with the exception of CO2, which we sell directly to customers in the food and beverage market at negotiated contract prices. Ammonia and UAN are each sources of nitrogen, but each has its own characteristics, and customers’ preferences for each product vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of storage, transportation, handling and application equipment.

Ammonia. Our East Dubuque Facility produces ammonia, the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. The ammonia processing unit at our East Dubuque Facility has a current rated capacity of 1,025 tons per day. Our East Dubuque Facility’s ammonia product storage consists of three 20,000 ton tanks.

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

Marketing and Distribution

In 2006, RNLLC entered into a distribution agreement with Agrium under which a majority of our East Dubuque Facility’s products, including ammonia and UAN, were sold. Pursuant to the distribution agreement, Agrium was obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers, for ammonia, liquid and granular urea, UAN and nitric acid. RNLLC’s management approved price, quantity and other terms for each sale through Agrium, and it paid Agrium a commission for its services. Under the distribution agreement, Agrium bore the credit risk on products sold through Agrium.  We terminated the distribution agreement as of December 31, 2015. We now sell all our products directly to our customers.

During the years ended December 31, 2015, 2014 and 2013, 65% or more of our East Dubuque Facility product sales were through Agrium pursuant to the distribution agreement. The remainder of our East Dubuque Facility’s products, including 100% of CO2, were sold by us directly to our customers.

Under the distribution agreement, RNLLC paid commissions to Agrium on applicable gross sales during the first 10 years of the agreement, not to exceed $5 million during each contract year. The effective commission rate associated with sales under the distribution agreement was 3.9% for the year ended December 31, 2015, 3.4% for the year ended December 31, 2014 and 3.6% for the year ended December 31, 2013.

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

	For the Years Ended December 31,
	2015	2014	2013
Sales of Products to Top 5 customers
Ammonia, as a % of total ammonia sales	60%	62%	57%
UAN, as a % of total UAN sales	66%	58%	59%
Sales to Customers, as a % of total sales
Agrium (as a direct customer)	—	—	2%
Crop Production Services, Inc. or CPS	11%	12%	12%

Seasonality and Volatility

Ammonia, UAN and other nitrogen based fertilizer sales are seasonal, based upon planting, growing and harvesting cycles, and product availability. Inventories are accumulated to allow for shipments to customers during the spring and fall fertilizer application seasons, which require significant storage capacity. The accumulation of inventory to be available for seasonal sales creates significant seasonal working capital requirements. This seasonality generally results in higher fertilizer prices during peak fertilizer application periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. Our East Dubuque Facility’s products are sold both on the spot market for immediate delivery and under prepaid contracts for future delivery of products at fixed prices. The terms of the prepaid contracts, including the percentage of the purchase price paid as a down payment, can vary from season to season. Variations in the proportion of product sold through prepaid sales contracts and variations in the terms of such contracts can increase the seasonal volatility of our cash flows and cause changes in the patterns of seasonal volatility from year-to-year. The cash from prepaid contracts is included in our operating cash flow in the quarter in which the cash is received, while revenue and cost of sales related to prepaid contracts are recognized when products are picked up or delivered and the customer takes title. As a result, the timing of cash received under prepaid contracts may be very different from the timing of recognition of income and expense under those same contracts; significant amounts of profit may be related to cash collected in earlier periods and recorded profits may not be accompanied by a corresponding collection of cash in a particular reporting period. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	For the Years Ended December 31,
	2015	2014	2013
Ammonia	—	—	4.8%
UAN	4.5%	4.5%	—

The following table shows total tons of our East Dubuque Facility’s products shipped for each quarter presented below:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands of tons)
Ammonia
Quarter ended March 31	31	7	11
Quarter ended June 30	79	72	41
Quarter ended September 30	32	27	24
Quarter ended December 31	44	47	27
UAN
Quarter ended March 31	48	49	61
Quarter ended June 30	62	82	59
Quarter ended September 30	96	83	117
Quarter ended December 31	70	53	32
Other Nitrogen Products
Quarter ended March 31	18	16	15
Quarter ended June 30	20	17	20
Quarter ended September 30	16	16	14
Quarter ended December 31	18	17	8
CO2
Quarter ended March 31	14	20	23
Quarter ended June 30	18	22	24
Quarter ended September 30	18	19	21
Quarter ended December 31	22	20	3
Total Tons Shipped	606	567	500

RNLLC expects to ship the highest volume of tons from our East Dubuque Facility during the spring planting season, which occurs during the quarter ending June 30 of each year. The next highest volume of tons shipped is expected in the summer and fall during the quarters ending September 30 and December 31 of each year when customers are filling their storage tanks for the next application season and applying ammonia after the fall harvest. However, as reflected in the table above, the seasonal patterns may change substantially from year-to-year due to various circumstances, including timing of or changes in weather. These seasonal increases and decreases in demand also can cause fluctuations in sales prices. In winter seasons with warmer weather, early planting may shift significant ammonia sales into the quarter ending March 31. Wet or cold weather during the normal spring application season can delay deliveries that would normally occur in the spring. Weather conditions can also affect the mix of demand for our products at various times in the year. Certain weather and soil conditions favor the application of ammonia, while other conditions favor the application of UAN solution.

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

	For the Years Ended December 31,
	2015	2014	2013
Volume (MMBtu, or million British thermal units)	12,301,000	11,487,000	8,942,000

We plan to continue to operate our East Dubuque Facility with natural gas as its primary feedstock. Competitors may have access to cheaper natural gas or other feedstocks that could provide them with a cost advantage. Depending on its magnitude, the amount of this cost advantage could offset our savings on transportation and storage costs as a result of our East Dubuque Facility’s location. The following table shows the average prices for natural gas in our cost of sales, including unrealized gains (losses) on natural gas derivatives, for the periods presented:

	For the Years Ended December 31,
	2015	2014	2013
Cost of natural gas ($ per MMBtu)	$3.54	$5.35	$4.16

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

In 2015, we entered into fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through May 31, 2016. As of December 31, 2015, the total MMBtus associated with these forward purchase contracts are 2.6 million and the total amount of the purchase commitments are $8.1 million, resulting in a weighted average rate per MMBtu of $3.15 in these commitments. During January and February 2016, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through February 29, 2016. The total MMBtus associated with these additional forward purchase contracts are 0.7 million and the total amount of the purchase commitments is $1.5 million, resulting in a weighted average rate per MMBtu of $2.20 in these new commitments.

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

In certain instances, customers take delivery of products at the final destination. In these circumstances, we are responsible for the associated transportation costs. In order to accommodate barge and rail deliveries, we own and operate a barge dock on the Mississippi River, and a rail spur that connects to the Burlington Northern Santa Fe Railway and Canadian National.

Competition

Our East Dubuque Facility competes with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than us and have significantly greater financial and other resources than we do.

We believe that customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product at the critical application times. Our East Dubuque Facility’s proximity to its customers provides us with a competitive advantage over producers located further away from those customers. The nitrogen fertilizer facilities closest to our East Dubuque Facility are located about 190 miles away in Fort Dodge, Iowa; 275 miles away in Creston, Iowa; 300 miles away in Port Neal, Iowa; and 350 miles away in Lima, Ohio. Our East Dubuque Facility’s physical location in the center of the Mid Corn Belt provides the facility with a transportation cost advantage compared to other producers who must ship their products over greater distances to our East Dubuque Facility’s market area. The combination of our East Dubuque Facility’s proximity to its customers and our storage capacity at the facility allows customers to better time the pick-up and application of our products, as deliveries from more distant locations have a greater risk of missing the short periods of favorable weather conditions during which the application of nitrogen fertilizer and planting may occur. However, other producers of nitrogen fertilizer products are constructing or contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. For example, Orascom Construction Industries Company, or OCI, an Egyptian producer of fertilizer products, has announced that a wholly owned subsidiary of OCI is constructing a facility located 165 miles away from our East Dubuque Facility that is designed to produce between 1.5 to 2.0 million metric tons per year of ammonia, urea, UAN and DEF and that it expects the facility to be operational in 2016. If a new nitrogen fertilizer facility is completed in our East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of our East Dubuque Facility. The completion of such a facility could have a material adverse effect on our results of operations and financial condition.

Our Pasadena Facility

On August 9, 2015, RNP entered into the Merger. The consummation of the Merger is subject to certain conditions, including the sale of the Pasadena Facility. At December 31, 2015, the Pasadena Facility did not qualify for held-for-sale or discontinued operations treatment because management had not committed to a plan to sell the Pasadena Facility. For further discussion, see “Note 1 — Description of Business” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

On March 14, 2016, we completed the sale of the Pasadena Facility to IOC. The transaction calls for an initial cash payment to RNP of $5.0 million and a cash working capital adjustment, which is expected to be approximately $6.0 million, after confirmation of the amount within ninety days of the closing of the transaction. The purchase agreement also includes a milestone payment which would be paid to RNP unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years. RNP expects to set a record date prior to closing of the Merger for the distribution to its unitholders of the $5.0 million initial cash payment, net of estimated transaction-related fees of approximately $0.6 million. The distribution of the cash working capital adjustment, the milestone payment and any other additional cash payments made by IOC relating to the purchase of the Pasadena Facility will be made to RNP’s unitholders within a reasonable time shortly after receiving such cash payments. RNP expects to set a separate record date immediately prior to the closing of the Merger for the distribution of purchase price adjustment rights representing the right to receive these additional cash payments if and to the extent made. With the sale of the Pasadena Facility, RNP has satisfied all of the material conditions necessary to close the Merger, which is expected to close on or about March 31, 2016.

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

In late 2014, we restructured operations at our Pasadena Facility. As part of the restructuring, our Pasadena Facility reduced expected annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. The plan is to sell approximately 70 percent of the 500,000 tons in the domestic market and the remaining tons in New Zealand and Australia, which are historically the international markets with the highest net prices for ammonium sulfate. Our sales plan reduces historically low-margin sales to Brazil, other than modest amounts expected during peak seasons when higher margins may be achievable. Our restructuring plan provides us the flexibility to increase ammonium sulfate production above the 500,000 ton rate for limited periods, if needed.

The following table sets forth our Pasadena Facility’s current rated production capacity for the listed products in tons per day and tons per year, and our product storage capacity.

	Approximate Production Capacity		Product Storage
Product	Tons /Day	Tons /Year (1)	Capacity
Ammonium sulfate	2,100	693,000	60,000 tons
Sulfuric acid	1,750	638,750	27,000 tons
Ammonium thiosulfate	220	80,300	14,000 tons

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

The following table sets forth the amount of products produced by, and shipped from, our Pasadena Facility for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Products Produced
Ammonium sulfate	526	522	465
Sulfuric acid (1)	530	447	478
Ammonium thiosulfate	71	63	60
Products Shipped
Ammonium sulfate	473	572	428
Sulfuric acid	150	112	148
Ammonium thiosulfate	76	67	54

(1)	Our Pasadena Facility produces sulfuric acid primarily for the production of ammonium sulfate.

Expansion Projects and Other Significant Capital Projects

In 2015, we completed the power generation project at our Pasadena Facility. The power generation project consists of a steam turbine/generator set that uses excess steam produced from the sulfuric acid plant at the facility to produce electrical power. We expect that a portion of the power will be used in our Pasadena Facility, reducing electricity expenses, and the remaining power will be sold in the deregulated Texas power market, creating an additional revenue stream. We spent $32.9 million on this project through December 31, 2015, of which $2.1 million was spent in 2015.

Products

Our Pasadena Facility’s products may be applied to many types of crops including soybeans, potatoes, cotton, canola, alfalfa, corn and wheat. Our Pasadena Facility’s product sales are heavily weighted toward sales of ammonium sulfate, which made up 80% or more of our Pasadena Facility’s total revenues for the years ended December 31, 2015, 2014 and 2013. Our Pasadena Facility’s products are sold primarily through distribution agreements as described below under “—Marketing and Distribution.”

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

Marketing and Distribution

We sell substantially all of our Pasadena Facility’s products through marketing and distribution agreements. Pursuant to an exclusive marketing agreement we have entered into with IOC, IOC has the exclusive right and obligation to market and sell all of our Pasadena Facility’s ammonium sulfate product. Under the marketing agreement, IOC is required to use commercially reasonable efforts to market the product to obtain the most advantageous price. We compensate IOC for transportation and storage costs relating to the ammonium sulfate product it markets through the pricing structure under the marketing agreement. The marketing agreement has a term that ends December 31, 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 210 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. During the years ended December 31, 2015, 2014 and 2013, the marketing agreement with IOC accounted for 80% or more of our Pasadena Facility’s total revenues. The ammonium sulfate storage arrangement with IOC currently is not governed by a written contract. We also have marketing and distribution agreements to sell other products that automatically renew for successive one year periods.

Customers

We sell substantially all of the products from our Pasadena Facility to three distributors, and do not have relationships with our distributors’ customers. Our distributors sell a majority of our Pasadena Facility’s products to customers located west of the Mississippi River. Through our distributors, we sold a majority of our Pasadena Facility’s nitrogen products to customers for agricultural uses during the years ended December 31, 2015, 2014 and 2013. The majority of the sulfuric acid our Pasadena Facility sells to its distributor is placed with industrial consumers.

Seasonality and Volatility

Significant seasonal weather factors have affected demand for and timing of deliveries for our Pasadena Facility’s domestic agricultural products. Domestic prices for ammonium sulfate and ammonium thiosulfate normally reach their highest point in the spring, decreasing in the summer, and increasing again in the fall. Sales prices of these products are adjusted seasonally in order to facilitate distribution of the products throughout the year. Sales to Australia, Brazil and New Zealand may partially offset this domestic seasonal pattern because they are in the southern hemisphere. We operate the ammonium sulfate plant at our Pasadena Facility throughout the year to the extent that there is available storage capacity for this product. We manage our storage capacity by distributing the product through IOC to customers in both domestic and offshore markets throughout the year. If storage capacity becomes insufficient, we would be forced to reduce or cease production until storage capacity became available. Our Pasadena Facility’s ammonium sulfate product is delivered to IOC and sold at prevailing market prices. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we sell sulfuric acid through a distributor to industrial consumers, demand for this product generally is constant during the year. Sales of industrial products, such as sulfuric acid, are generally not impacted by seasons and weather. We typically ship sulfuric acid from our Pasadena Facility each month of the year with the majority of the product sold under annual contracts.

Raw Materials

The principal raw materials used to produce nitrogen fertilizer products at our Pasadena Facility are ammonia and sulfur. We purchase ammonia for use at the facility from OCI Beaumont, LLC, or OCI Beaumont. OCI Beaumont operates an ammonia and methanol production facility on the Neches River in Nederland, Texas just outside of Beaumont, Texas. Ammonia pricing is based on a published Tampa, Florida market index that is set on a monthly basis through negotiations between large industry producers and consumers, or the Tampa Index. The Tampa index is commonly used in annual contracts for both the agricultural and industrial sectors, and is based on the most recent major industry transactions in the Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. An 1,800 short ton ammonia barge delivers ammonia from Beaumont, Texas to our Pasadena Facility, pursuant to a long term lease we entered into with Port Arthur Towing Company. Ammonia consumed in cost of sales at our Pasadena Facility was 132,000 tons in the year ended December 31, 2015,  155,000 tons in the year ended December 31, 2014 and 128,000 tons in the year ended December 31, 2013.

We obtain sulfur for our Pasadena Facility primarily by truck from local refineries in the Houston area and, to a lesser extent, by rail car. Major suppliers of sulfur to our Pasadena Facility include refiners, such as Phillips 66 Company, Shell Oil Products U.S. and Valero Energy Corporation. Our contracts with these refiners generally have a term of one year. Once pricing for the first quarter of a year is negotiated, the price then fluctuates up or down each subsequent quarter based on changes to the Tampa Index. Sulfur consumed in cost of sales at our Pasadena Facility was 182,000 tons in the year ended December 31, 2015, 194,000 tons in the year ended December 31, 2014 and 172,000 tons in the year ended December 31, 2013.

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

Environmental Matters

Our business is subject to extensive and frequently changing federal, provincial, state and local, environmental, health and safety regulations governing a wide range of matters, including the emission of air pollutants, the release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of our fertilizer products, raw materials, and other substances that are part of our operations. These laws include the Clean Air Act, or the CAA, the federal Water Pollution Control Act, or the Clean Water Act, the Resource Conservation and Recovery Act, or RCRA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Toxic Substances Control Act, or the TSCA, and various other federal, provincial, state and local laws and regulations. These laws, their underlying regulatory requirements and the enforcement thereof impact us by imposing:

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

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)
East Dubuque Facility	$2.3	$0.2	$0.2
Pasadena Facility	0.9	0.2	0.3

Our operations require numerous permits and authorizations. A decision by a governmental regulator to revoke or substantially modify an existing permit or authorization could have a material adverse effect on our ability to continue operations at the impacted facility. Expansion of our operations is predicated upon obtaining the necessary environmental permits and authorizations. We may experience delays in obtaining, renewing or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.

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

Certain environmental regulations and risks associated with our business are outlined below. We strive to maintain compliance with these regulations; however, they are complex and varied, and our operations are heavily regulated, and we may, from time to time, fall out of compliance. For example, the Pasadena Facility may not comply with wastewater and stormwater discharge requirements and solid and hazardous waste requirements. As another example the Illinois Environmental Protection Agency, or the IEPA, alleged that an ammonia release at our East Dubuque Facility violated environmental laws. We entered into a settlement agreement with the IEPA in August 2013 requiring us to connect a device at the facility to an ammonia safety flare by December 1, 2015, which we completed by the specified date.

The Federal Clean Air Act . The CAA and its implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, impose permitting and emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain substances. Standards promulgated pursuant to the CAA may require that we install controls at or make other changes to our facilities. If new controls or changes to operations are needed, the costs could be significant. In addition, failure to comply with the requirements of the CAA and its implementing regulations could result in substantial fines, civil or criminal penalties, or other sanctions.

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

In July 2011, we voluntarily began operating what we believe is the first tertiary nitrous oxide, or N2O catalytic converter in the United States on one of our nitric acid plants at our East Dubuque Facility. This converter is designed to convert approximately 90% of the N2O generated in our production of nitric acid into nitrogen and oxygen at that one plant. During the period August 21, 2014 through May 14, 2015, 81%, or 2209 metric tons, of N2O generated by that plant was converted into nitrogen and oxygen. In late December 2013, we installed a N2O abatement catalyst in the other nitric acid plant at our East Dubuque Facility. This catalyst is also designed to convert approximately 90% of the N2O generated in our production of nitric acid into nitrogen and oxygen. During the period January 27, 2015 through November 4, 2015, 91%, or 380 metric tons, of N2O generated by that plant was converted into nitrogen and oxygen. We monitor and record the reduction in N2O emissions, which is verified by a third party. We have listed the credits on an active registry, such as the Climate Registry maintained by the Climate Action Reserve, and sell the credits for a profit. We have entered into a five-year agreement to supply emission reduction credits with sales totaling $0.5 million for the year ended December 31, 2015, 0.5 million for the year ended December 31, 2014 and $0.1 million for the year ended December 31, 2013.

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

Environmental Insurance. We have a premises pollution liability insurance policy which covers third party bodily injury and property damages claims, remediation costs and associated legal defense expenses for pollution conditions at or migrating from our facilities and the transportation risks associated with moving waste from our facilities to offsite locations for unloading or depositing waste. The policy also covers business interruptions and non-owned disposal sites. Our policy is subject to a limit and self-insured retention and contains other terms, exclusions, conditions and limitations that could apply to a particular pollution condition claim, including the closure of the gypsum stacks (the responsibility of ExxonMobil) and we cannot guarantee that a claim will be adequately insured for all potential damages.

Safety, Health and Security Matters

We are subject to a number of federal, provincial and state laws and regulations in the United States and Canada related to safety, including the federal Occupational Safety and Health Act, or OSHA, the Occupational Health and Safety Regulations, the Ontario Occupational Health and Safety Act, and comparable Canadian, provincial and state statutes and regulations, the purpose of which are to protect the health and safety of workers. Various OSHA standards may apply to our operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, installation and operations of electrical equipment in a wood dust environment, and worker training and emergency response programs. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process that involves a chemical at or above the specified thresholds or any process that involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. We have an internal safety, health and security program designed to monitor and enforce compliance with worker safety requirements. We also are subject to EPA Chemical Accident Prevention Provisions, known as the Risk Management Plan requirements, which are designed to prevent the accidental release of toxic, reactive, flammable or explosive materials, and the United States Coast Guard’s Maritime Security Standards for Facilities, which are designed to regulate the security of high-risk maritime facilities.

Financial Information About Our Business Segments

Financial information about our business segments is provided in Note 24 of our Consolidated Financial Statements in “Part II — Item 8. Financial Statements and Supplementary Data.”

Employees and Labor Relations

As of December 31, 2015, we had 716 non-unionized and salaried employees, and 223 unionized employees. Of these employees, 460 were employed by Fulghum, 77 were employed in Canada by Rentech, 97 were employed by NEWP, and 268 were employed by RNP. We believe that we have good relations with our employees. The General Partner has collective bargaining agreements in place covering unionized employees at our East Dubuque Facility and Pasadena Facility. Fulghum has a collective bargaining agreement in place covering unionized employees at one of its mills. The agreement for the East Dubuque Facility expires on October 17, 2016. There are two agreements for the Pasadena Facility. One agreement expires on March 28, 2017 and the other expires on April 30, 2017. The collective bargaining agreement covering unionized employees at one of our Fulghum mills expires on October 31, 2018. We have not experienced labor disruptions in the recent past.

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

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through December 31, 2015, we have an accumulated deficit of $532.0 million. If we do not become profitable on an ongoing basis, we may be unable to continue our operations. Ultimately, our ability to remain in business will depend upon earning a profit from our wood fibre processing business. Failure to do so would have a material adverse effect on our financial position, results of operations, cash flows and prospects.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, acquisitions, investments or other business activities, reduce or eliminate future borrowings, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Failure to pay our indebtedness on time would constitute an event of default under the agreements governing our indebtedness,

We expect the Merger and associated sale of the Pasadena Facility to provide sufficient liquidity to the Company.  The failure of the Merger to occur within the expected time frame could have a material adverse effect on our business, financial condition, results of operations, liquidity and share price if we are not able to access adequate alternate sources of liquidity.

On August 9, 2015, RNP entered into the Merger Agreement under which RNP and the General Partner will merge with affiliates of CVR Partners. Consummation of the Merger is subject to certain conditions. We cannot assure you that the conditions to the Merger will be satisfied, or where waiver is permissible, waived, or that the Merger will close in the expected time frame or at all.  If (i) the Merger is not consummated within the expected time frame, or at all, and (ii) we are not able to access adequate alternate sources of liquidity, this could have a material adverse effect on our business, financial condition, results of operations, liquidity and share price.

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

Subsequent to the announcement of the Merger, two putative class action lawsuits were commenced on behalf of the public unitholders of RNP against RNP, the General Partner and certain other parties seeking, among other things, to enjoin the Merger. On February 1, 2016, plaintiffs and defendants entered into a memorandum of understanding providing for the proposed settlements of the lawsuits. Additional lawsuits with similar allegations may be filed. One of the conditions to the closing of the Merger is that no law, order, judgment or injunction shall have been issued, enacted or promulgated by a court of competent jurisdiction or other governmental authority restraining or prohibiting a party from consummating the Merger. Accordingly, if any plaintiff is successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective, or delay its becoming effective within the expected time frame.

In connection with the Merger, we have agreed to use some or all of the CVR Partners common units to be issued to us in the Merger  to repay the par value of the Series E Preferred Stock and the principal amount of the Tranche A Loan held by the GSO Funds.  Depending on the value attributed to the CVR Partners common units in this exchange, we may not receive any CVR Partners common units in the Merger and  some of the Series E Preferred Stock  and the Tranche A Loan may remain outstanding after the Merger.

In connection with the Merger, the Company entered into an agreement with GSO Capital Partners LP and certain of its affiliated or managed funds, or GSO Funds, to modify the repayment terms of the Tranche A loan as defined under the A&R GSO Credit Agreement, or the Tranche A Loans, and Series E Convertible Preferred Stock, or the Series E Preferred Stock.  As discussed in “Note 15 – Debt” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data”, under the new agreement, the Company is required to deliver to GSO Funds the lesser of (i) all of the units of CVR Partners the Company receives at the closing of the Merger or (ii) $140 million of units of CVR Partners (valued using the volume weighted average price of the CVR units for the 60 trading days ending two days prior to the closing of the Merger, less a 15% discount) in exchange for retiring the equivalent dollar amount of Series E Preferred Stock and Tranche A Loan debt.  To the extent that there are not enough units of CVR Partners available to repay the GSO Funds in full, any portion of the par value of the Series E Preferred Stock or the principal amount of the Tranche A Loans not repaid shall remain outstanding (and the Tranche A Loans will be converted to Tranche B loans as defined under the A&R GSO Credit Agreement, or the Tranche B Loans).  Based on the 60-day volume weighted average price of CVR Partners common units (less a 15% discount) as of February 29, 2016, we and the GSO Funds are expected to hold approximately 0% and 22%, respectively, of the aggregate number of CVR Partners common units outstanding immediately after the Merger. However, because the market price of CVR Partners common units will fluctuate prior to the consummation of the Merger, we cannot guarantee that the number of CVR Partners common units to be issued to us in the Merger will be sufficient to repay in full the par value of the Series E Preferred Stock and the principal amount of the Tranche A Loans. As a result, depending on the value attributed to the CVR Partners common units in the exchange, we may not receive any CVR Partners common units in the Merger and some of the Series E Preferred Stock and Tranche A Loan may remain outstanding after the Merger.

There are significant risks associated with construction, expansion and other projects that may prevent completion of those projects on budget, on schedule or at all.

We intend to continue to expand our wood fibre processing business and may undertake additional expansion projects at our Fertilizer Facilities. Projects of the scope and scale we are undertaking or may undertake in the future entail significant risks, including:

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

The equipment at our facilities could fail and could be difficult to replace. Our facilities may be subject to significant interruption if they were to experience a major accident or equipment failure, including accidents or equipment failures caused during expansion projects, or if they were damaged by severe weather or natural disaster. Significant shutdowns at our facilities could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flow from our operations. For example, in March 2014, we experienced an operational disruption at one of our wood chipping facilities, and in the fourth quarter of 2013, we experienced operational disruptions at both of our Fertilizer Facilities, which in each case negatively affected our results of operations. In the case of the wood chipping facility, a fire started in the maintenance area during normal welding and grinding operations, and approximately 65% of the facility was lost in the fire, including the entire electrical system. We deployed portable and other temporary chipping systems to supply partial volumes to the facility’s customer while the facility was rebuilt. Construction of a new facility and supporting infrastructure was completed in September 2014. Our East Dubuque Facility halted production due to a fire and operated at reduced rates following its turnaround after the discovery of the need for repairs to the foundation of one of its syngas compressors. Our Pasadena Facility also underwent a turnaround in December 2013, which lasted longer than anticipated due to issues with a contractor and weather delays. In addition, we are currently replacing the ammonia synthesis converter at our East Dubuque Facility, which we expect to be completed before the end of summer 2016. However, if the existing ammonia synthesis converter were to fail or suffer damage prior to completion of its replacement, this could cause a shutdown of our East Dubuque Facility.

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

We have accumulated substantial operating losses. For federal and state tax purposes, we may “carry forward” these losses to offset current and future taxable income and thereby reduce our tax liability, subject to certain requirements and restrictions. As of December 31, 2015, we had $196.1 million of federal tax net operating loss carryforwards. We believe our net operating loss carryforwards are an important asset of the Company.

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

We have experienced difficulties in constructing and ramping up production at our Canadian wood pellet facilities. We may face further difficulties in the future and may not be successful in growing our wood fibre processing businesses.

We have experienced difficulties in completing the construction of the Wawa Facility and Atikokan Facility, including significant cost overruns and delays. We have also experienced challenges increasing the production rate at both facilities toward their design capacities. We intend to grow our wood fibre processing businesses organically through these and future projects and through strategic investments, expansion projects and/or acquisitions. However, our success in growing these businesses is subject to various risks, including the other risks described in this report. We cannot assure you that we will be successful and, in the event that we are unable to achieve the growth in these businesses that we desire, this would limit our returns and our ability to realize upon the investments we have made, including through any initial public offering of such businesses. Accordingly, any failure to achieve the growth we intend to achieve in these businesses would have a material adverse effect on our prospects.

We could continue to face significant difficulties in increasing the production rates at the Atikokan Facility and the Wawa Facility and as well developing and constructing future projects, which could result in cost overruns and delays. These difficulties could include, among others:

•	unforeseen engineering problems or unavailability or failure of necessary equipment;
•	difficulty in obtaining feedstock;
•	penalties for failure to deliver product on time;
•	potential transportation penalties if short of rail car minimums;
•	weather interference;
•	increase in development costs and delay due to transporting machinery and equipment, and construction personnel to remote sites;
•	increase in development costs due to unfavorable changes in exchange rates between the U.S. dollar and Canadian dollar;
•	added expense and time due to potential infrastructure upgrades needed, but currently unknown, at the sites;
•	strain on us to properly monitor activities in rural areas outside the United States;
•	added expense to us to establish and enforce proper controls and safety procedures at the sites;
•	the inability to obtain necessary permits;
•	expenditures related to the cost of compliance with environmental, health and safety laws and standards; and
•	difficulty in hiring and retaining qualified personnel.

There can be no assurance that we will be able to complete the development of these projects or future projects on budget and on time. Any failure by us to complete these projects could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our acquisition strategy involves significant risks.

We may pursue acquisitions in our wood fibre processing businesses. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms, and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs, tax consequences and risks associated with entry into new markets and lines of business.

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

We have contracted to sell a significant portion of our industrial wood pellets from the Atikokan and Wawa Facilities pursuant to our off-take contracts with Drax and OPG. We expect to sell the remaining portion of our industrial wood pellets from the Atikokan and Wawa Facilities in spot market arrangements rather than through off-take contracts. If either the Drax or OPG contract is terminated, if economic factors negatively affect pricing under our Drax contract, or if market pricing for industrial wood pellets falls substantially, this likely would adversely affect our business, financial condition, results of operations and cash flows.

We have entered into a ten-year off-take contract with Drax under which we are required to sell to Drax the first 400,000 metric tons of wood pellets per year produced from our Wawa Facility, and we have entered into a ten-year off-take contract with OPG under which we are required to deliver 45,000 metric tons of wood pellets annually. OPG has the option to increase the amount of wood pellets we are required to deliver under the contract to up to 90,000 metric tons annually. Under each of the off-take contracts, Drax and OPG have the right to terminate the contracts for specified reasons. For example, under the Drax Contract, in the event of certain changes to legislation in the UK relating to sustainability, each party may require the other to be financially responsible for half of the costs of such change in an amount up to $2.50 per tonne of wood pellets. In the event that the cost of such changes exceeds such cap, then either party may terminate the contract. We expect to sell the remaining portion of our industrial wood pellets from the Atikokan and Wawa Facilities in spot market arrangements rather than through off-take contracts. If either the Drax or OPG contract is terminated, or if market pricing for industrial wood pellets falls substantially, this could adversely affect our business, financial condition, results of operations and cash flows.

In addition, under the Drax Contract our contract prices are adjusted based on certain economic factors, including among other things, the price of oil. The recent reductions in oil prices have resulted in our products being sold at reduced prices without a commensurate decrease in our fibre procurement costs. If oil prices remain at their current historically low levels, or decline further, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Under the Drax Contract, we are required to sell to Drax the first 400,000 metric tons of wood pellets per year produced from our Wawa Facility and, under the OPG contract, we are required to sell to OPG up to 90,000 metric tons of wood pellets per year. In the event that we do not deliver wood pellets as required under the contracts, we will be required to pay an amount equal to the difference between the contract price for the wood pellets and the price of any wood pellets purchased in replacement. In August 2015, the Company entered into an amendment to the Drax Contract. The amendment canceled all wood pellet deliveries in 2015, and provided for a comprehensive settlement amount of approximately $2.6 million to be paid to Drax in exchange for all canceled deliveries under all Drax Contract amendments. The penalty will be paid in the form of credits on the first several expected deliveries to Drax in early 2016. In addition, the 72,000 metric tons of the original 2015 pellet deliveries were pushed to 2018 and 2019 at 2015 pricing, which is expected to be lower than the pricing in those future years under the original terms of the contract. In addition, each contract contains certain quality requirements, the failure of which to satisfy would give Drax or OPG the right to reject the wood pellets and to return them to us at our cost. We also have entered into a contract with Canadian National Railway Company for rail transportation of wood pellets from our Atikokan and Wawa Facilities to the Port of Quebec for delivery to Drax. Under the contract, we committed to transport a minimum of 3,600 rail carloads annually for the duration of the contract. If we do not meet these commitments, we would be required to pay a penalty equal to $1,000 per rail car. Due to issues discovered at the Wawa Facility, we did not fully meet our 2015 commitment under the Canadian National contract resulting in cash penalties of $3.3 million. In the event that we do not meet the commitments under the contracts described above in the future, we will be required to pay additional penalties and other damages resulting from our failure to perform, which would adversely affect our financial condition, results of operations and cash flows.

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

We expect to contract with independent harvesting companies to harvest and deliver timber to our Atikokan and Wawa Facilities. Under the contracts, we expect that the harvesting companies will be responsible for all elements of harvesting and transporting timber to our wood pellet facilities in Canada, including but not limited to building haul roads, surveying and block layout. The harvesting companies’ ability to timely deliver timber to our facilities could be adversely impacted by various factors, including but not limited to the inability to build necessary roads on time, employee strikes, weather conditions or traffic accidents. In the event that the harvesting companies fail to deliver timber to our facilities on a timely basis, this would hinder our ability to produce wood pellets and, in turn, would materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our operations require permits and authorizations. Failure to comply with these permits or environmental laws generally could result in substantial fines, penalties or other sanctions, court orders to install pollution-control equipment, permit revocations and facility shutdowns. We may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue. From time to time, we may also need to seek modifications to our permits, and delays in obtaining modifications or an inability to obtain modifications could similarly delay or interrupt our operations and limit our growth and revenue. In addition, as our wood fibre processing facilities ramp-up, emissions testing is required to determine compliance with our permits and applicable law. If the results of this testing indicate that emissions levels exceed applicable thresholds, we could be required to curtail or reduce operations or install pollution control equipment.

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

NEWP depends on significant customers, and the loss of one or several of such significant customers may have a material adverse effect on its results of operations and financial condition. In the aggregate, NEWP’s top two big-box retailers, Home Depot and Lowe’s Home Improvement, represented about 31% of NEWP’s total sales for the year ended December 31, 2015. As is typical in the wood pellet industry, NEWP’s sales to big-box retailers are primarily made on a purchase order basis, and NEWP generally does not have long-term orders or commitments from our big-box retailers. As a result, we are limited in our ability to predict the level of future sales or commitments from our current customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of NEWP’s products. The loss of one or several of our significant customers of our wood pellet products, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operation and financial condition.

Risks Related to Our Nitrogen Fertilizer Business

Our nitrogen fertilizer operations may become unprofitable and may require substantial working capital financing.

In recent years, our nitrogen fertilizer business has generated positive income from operations and positive cash flow from operations. However, in the past, we sustained losses and negative cash flow from operations. Our profits and cash flow are subject to changes in the prices for our products and our main inputs, natural gas, ammonia and sulfur, which are commodities, and, as such, the prices can be volatile in response to numerous factors outside of our control. For example, during the year ended December 31, 2014, the market prices for ammonia and sulfur increased at a faster rate than the increase in prices for our ammonium sulfate and sulfur acid products. As a result, our Pasadena Facility had to write-down $6.0 million of ammonium sulfate inventory to market value, which contributed to a gross loss at the Pasadena Facility for the year. Further, our profits depend on maintaining high rates of production of our products, and interruptions in operations at the Fertilizer Facilities, could materially adversely affect our profitability. In the fourth quarter of 2013, we experienced disruptions at both of our Fertilizer Facilities. The Pasadena Facility underwent a turnaround in December 2013, which lasted longer than anticipated due to issues with a contractor and weather delays, and experienced several relatively small disruptions in production that, in the aggregate, negatively impacted production in 2013. The East Dubuque Facility also experienced a turnaround and a fire, which halted the production of all products in late November and for most of December 2013. These events significantly contributed to a substantial decrease in sales volume in ammonia and UAN sales between the years ended December 31, 2013 and 2012. If we are not able to operate the Fertilizer Facilities at a profit or if we are not able to retain cash or access a sufficient amount of financing for working capital for our nitrogen fertilizer operations, our business, financial condition, cash flow and results of operations could be materially adversely affected, which could adversely affect the trading price of our common stock.

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

Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. In recent years, nitrogen fertilizer products have been in high demand, driven by a growing world population, changes in dietary habits and an expanded production of corn. Supply is affected by available capacity and operating rates of nitrogen producers, raw material costs, government policies and global trade. Our results of operations in any year could be negatively impacted by these factors. For example, RNP’s results for the year ended December 31, 2015 were heavily affected by significant unanticipated declines in nitrogen prices. During the year ended December 31, 2015, fertilizer prices fell due to weather factors, reduced expectations for corn acreage in 2016 and increased volumes of urea exported from China. A significant or prolonged decrease in nitrogen fertilizer prices would have a material adverse effect on our business and cash flow. Further, the margins on the sale of ammonium sulfate fertilizer products are currently lower than the margins on our other main nitrogen fertilizer products. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which RNPLLC sells these products do not correspondingly increase, our profits from the sale of these products may decrease or we may suffer losses on these sales. For example, during the year ended December 31, 2015, our Pasadena Facility suffered a gross loss due to lower ammonium sulfate sales prices, a write-down of inventory and other factors. A significant or prolonged decrease in profits (or increase in losses) on the sale of our ammonium sulfate fertilizer products would have a material adverse effect on our business and cash flow.

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

Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. For example, certain of our East Dubuque Facility’s nitrogen fertilizer competitors have recently expanded production capacity for their nitrogen fertilizer products. Furthermore, a few dormant nitrogen production facilities located outside of the East Dubuque Facility’s core market have recently resumed operations. The additional capacity has placed downward pressure on average sales prices for ammonia and UAN. Moreover, we may face additional competition due to further expansion of facilities that are currently operating and the reopening of currently dormant facilities. Also, other producers of nitrogen fertilizer products are contemplating the construction of new nitrogen fertilizer facilities in North America, including in the Mid Corn Belt. For example, OCI has announced that it is constructing a facility located 165 miles away from our East Dubuque Facility that is designed to produce between 1.5 to 2.0 million metric tons per year of ammonia, urea, UAN and diesel exhaust fluid. The facility is expected to begin production in 2016. If a new nitrogen fertilizer facility is completed in the East Dubuque Facility’s core market, it could benefit from the same competitive advantage associated with the location of the facility. As a result, the completion of such a facility could have a material adverse effect on our business and cash flow.

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

The profitability of operating our East Dubuque Facility is significantly dependent on the cost of natural gas, and our East Dubuque Facility has operated in the past, and may operate in the future, at a net loss. Local factors may affect the price of natural gas available to us, in addition to factors that determine the benchmark prices of natural gas. Since we expect to purchase a substantial portion of our natural gas for use in our East Dubuque Facility on the spot market, we remain susceptible to fluctuations in the price of natural gas in general and in local markets in particular. We also expect to use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. Our ability to enter into forward purchase contracts is dependent upon our creditworthiness and, in the event of a deterioration in our credit, counterparties could refuse to enter into forward purchase contracts on acceptable terms. If we are unable to enter into forward purchase contracts for the supply of natural gas, we would need to purchase natural gas on the spot market, which would impair our ability to hedge our exposure to risk from fluctuations in natural gas prices. If we fix the price of natural gas with forward purchase contracts, and natural gas prices decrease, then our cost of sales could be higher than it would have been in the absence of the forward purchase contracts. However, forward purchase contracts may not protect us from all of the increases in natural gas prices. A hypothetical increase of $0.10 per MMBtu of natural gas would increase our cost to produce one ton of ammonia by approximately $3.35. Higher than anticipated costs for the catalyst and other materials used at our East Dubuque Facility could also adversely affect operating results. These increased costs could materially and adversely affect our results of operations and financial condition.

Any interruption in the supply of natural gas to our East Dubuque Facility through Nicor could have a material adverse effect on our results of operations and financial condition.

Our East Dubuque operations depend on the availability of natural gas. We have an agreement with Nicor pursuant to which we access natural gas from the ANR and Northern Natural Gas pipelines. Our access to satisfactory supplies of natural gas through Nicor could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement, as amended, extends for five consecutive periods of 12 months each, with the first period having commenced on November 1, 2010 and the last period ending October 31, 2016. For each period, Nicor may establish a bidding period during which we may match the best bid received by Nicor for the natural gas capacity provided under the agreement. We could be out-bid for any of the remaining periods under the agreement. In addition, upon expiration of the last period, we may be unable to renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility. In the event we needed to obtain natural gas from another source, we would need to build a new connection from that source to our East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or unfeasible. As a result, any interruption in the supply of natural gas through Nicor could have a material adverse effect on our results of operations and financial condition.

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

During the year ended December 31, 2014, the prices paid by our Pasadena Facility for ammonia and sulfur increased substantially, which increased our costs of inputs, but the prices of our products did not rise at the same rate. As a result, during the year ended December 31, 2014, we had significant amounts of inventory at costs representing input costs higher than the current market price for our products, and we incurred an approximate $6.0 million write-down of ammonium sulfate inventory. During 2015, we incurred an approximate $2.2 million write-down of ammonium sulfate inventory. Market prices for ammonia and sulfur products may continue to remain low, which could have a material adverse effect on our results of operations and financial condition.

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

Our ammonium sulfate fertilizer business has a limited operating history upon which its business and products can be evaluated. The Pasadena Facility produced phosphate fertilizer until early 2011 when it underwent a conversion to produce ammonium sulfate fertilizer products. In late 2014, we restructured operations at our Pasadena Facility, including to reduce expected annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. Because our ammonium sulfate fertilizer business has a limited operating history, we may not be able to effectively:

•	maintain product quality, product sales prices, margins and operating costs at levels that we currently expect;
•	achieve production rates and on-stream factors that we currently expect;
•	implement potential capital improvements to lower costs and increase revenues at the Pasadena Facility;
•	attract and retain customers for our products from our existing production capacity;
•	comply with evolving regulatory requirements, including environmental regulations;
•	anticipate and adapt to changes in the ammonium sulfate fertilizer market;
•	maintain and develop strategic relationships with distributors and suppliers to facilitate the distribution and acquire necessary materials for our products; and
•	attract, retain and motivate qualified personnel.

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

We have recorded goodwill and asset impairment charges and recorded write-downs of finished goods and raw material inventories with respect to our Pasadena Facility, and we could be required to record additional material impairment charges and write-downs in the future.

During 2014, we lowered our profitability expectations for the Pasadena Facility primarily due to lower projected market prices for ammonium sulfate. As a result, during the year ended December 31, 2014, we recorded a goodwill impairment charge of $27.2 million relating to the Agrifos Acquisition, and we incurred an approximate $6.0 million write-down of ammonium sulfate inventory. During 2015, we recorded asset impairment charges relating to the Pasadena Facility of $160.6 million and wrote down the value of ammonium sulfate inventory by $2.2 million to its net realizable value. The future profitability of our Pasadena Facility will be significantly affected by, among other things, nitrogen fertilizer product prices and the prices of the inputs to its production processes. It is possible that adverse changes to supply and demand factors relating to the Pasadena Facility’s nitrogen fertilizer products could require us to lower further our expectations for the profitability of the facility in the future. If this were to occur, we could be required to record additional material impairment charges, including with respect to impairment of long-lived assets, and additional write-downs, which could have a material adverse effect on our results of operations, the trading price of our common stock and our reputation.

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

The EPA reached a CAFO with ExxonMobil in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. In addition, the asset purchase agreement between a subsidiary of Agrifos and ExxonMobil, or the 1998 APA, pursuant to which the subsidiary purchased the Pasadena Facility in 1998 also makes ExxonMobil liable for closure and post-closure care of the stacks, with certain limitations relating to use of the stacks after the date of the agreement, including the limitations that remediation and demolition debris not be deposited on “stack 1” and that any naturally-occurring radioactive material, or NORM, deposited on stack 1 not be commingled with NORM deposited by ExxonMobil and be removed prior to closure of stack 1. ExxonMobil is in the process of closing the “south stack” (a large phosphogypsum stack that combines “stacks 2, 3 and 5”) and “stack 4” at the facility. ExxonMobil has not yet started closure of “stack 1” at the facility, which is the only remaining stack that is currently in use for disposal of waste streams. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future, including as a result of actions taken by Agrifos prior to the closing of the Agrifos Acquisition (such as if Agrifos deposited remediation or demolition debris on stack 1, or commingled its NORM with ExxonMobil’s NORM on stack 1). As of January 2016, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks will be $51.2 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount.

As discussed above, the costs of closure and post-closure care of the stacks will be substantial. If we become financially responsible for the costs of closure of the stacks, this would have a material adverse effect on our business and cash flow. The purchaser of the Pasadena Facility assumed liabilities for any environmental claims that may arise with respect to the Pasadena Facility, including closure of the phosphogysum stacks and post-closure care and it will also have the same indemnification rights from ExxonMobil that we had.

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

In the past, governmental authorities have alleged or determined that the Pasadena Facility has been in substantial noncompliance with environmental laws and the Pasadena Facility has been the subject of numerous regulatory enforcement actions. The facility has also been subject to a number of past or current governmental enforcement actions, consent agreements, orders, and lawsuits, including, as examples, actions concerning the closure of the phosphogypsum stacks at the facility, the release of process water and wastewater, emissions of sulfuric acid mist, releases of ammonia and other hazardous substances, various alleged Clean Water Act violations, the potential for off-site contamination, and other matters. In the future, we may be required to expend significant funds to attain or maintain compliance with environmental laws. For example, the facility may not comply with sulfuric acid mist emission limits. Following closure of phosphogypsum stack 1 at the facility, we may need to upgrade the facility’s wastewater system and arrange for offsite disposal of wastes that are currently disposed of onsite in order to maintain compliance with environmental laws, and the costs to design, construct, and operate such a system could be material. Regulatory findings of noncompliance could trigger sanctions, including monetary penalties, require installation of control or other equipment or other modifications, adverse permit modifications, the forced curtailment or termination of operations or other adverse impacts.

The costs we may incur in connection with the matters described above are not reasonably estimable and could be material. Subject to the terms and conditions of the 1998 APA, we are entitled to indemnification from ExxonMobil for certain losses relating to environmental matters relating to the facility and arising out of conditions present prior to our acquisition of the facility. However, our rights to indemnification under this agreement is subject to important limitations, and we cannot assure you we will be able to obtain payment from ExxonMobil on a timely basis, or at all. Depending on the amount of the costs we may incur for such matters in a given period, this could have a material adverse effect on the results of our business and cash flow. The purchaser of the Pasadena Facility assumed liabilities for any environmental claims that may arise with respect to the Pasadena Facility, including in connection with the matters described above and it will also have the same indemnification rights from ExxonMobil that we had.

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

Our East Dubuque Facility has been in operation since 1965. Our Pasadena Facility has been in operation producing various products since the 1940s. In 2011, the Pasadena Facility was converted to the production of high-quality granulated synthetic ammonium sulfate, and began selling ammonium sulfate and ammonium thiosulfate as its primary products. Historically, our East Dubuque Facility and Pasadena Facility have required a planned maintenance turnaround every two to three years. Starting with our planned maintenance turnaround in 2016, our East Dubuque Facility will have a planned maintenance turnaround every three years. Turnarounds at our East Dubuque Facility generally last between 15 and 30 days, and turnarounds at our Pasadena Facility generally last between 14 and 25 days. We intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year. Upon completion of a facility turnaround, we may face delays and difficulties restarting production at the Fertilizer Facilities. During the fourth quarter of 2013, our East Dubuque Facility halted production due to a turnaround and a fire. Our Pasadena Facility also underwent a turnaround in December of 2013 which lasted longer than anticipated due to issues with a contractor and weather delays. The duration of our turnarounds or other shutdowns, and the impact they have on our operations, have in the past and could in the future materially adversely affect our cash flow in the quarter or quarters in which such turnarounds or shutdowns occur.

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

Our nitrogen fertilizer business depends on significant customers, and the loss of one or several of such significant customers may have a material adverse effect on our results of operations and financial condition. In the aggregate, our top five ammonia customers represented 60%, 62% and 57% , respectively, of our ammonia sales for the years ended December 31, 2015, 2014 and 2013, and our top five UAN customers represented 66%, 58% and 59% , respectively, of our UAN sales for the same periods. For the years ended December 31, 2015, 2014 and 2013 , 0%, 0% and 2% , respectively, of the East Dubuque Facility’s total product sales of our nitrogen fertilizer business were to Agrium as a direct customer (rather than a distributor) and 11%, 12% and 12% , respectively, of the East Dubuque Facility’s total product sales of our nitrogen fertilizer business were to CPS, a controlled affiliate of Agrium. During the period beginning January 1, 2013 through December 31, 2015, the marketing agreement with IOC accounted for 80% or more of our Pasadena Facility’s total revenues. Given the nature of our business, and consistent with industry practice, we generally do not have long-term minimum sales contracts with any of our customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers of our nitrogen fertilizer products, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations and financial condition.

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

Efficient production of nitrogen fertilizer using modern techniques and equipment requires skilled employees. To the extent that the services of skilled labor becomes unavailable to us for any reason, including as a result of the expiration and non-renewal of our collective bargaining agreement or the retirement of experienced employees from our aging work force, we would be required to hire other personnel. We have a collective bargaining agreement in place covering unionized employees at our East Dubuque Facility which will expire in October 2016. In addition, we have two collective bargaining agreements for our Pasadena Facility. One of these agreements expires on March 28, 2017, and the other will expire on April 30, 2017. Upon expiration, we may be unable to renew the collective bargaining agreements on satisfactory terms or at all. We face hiring competition from our competitors, our customers and other companies operating in our industry, and we may not be able to locate or employ qualified replacements on acceptable terms or at all. If our current skilled employees quit, retire or otherwise cease to be employed by us and we are unable to locate or hire qualified replacements, or if the cost to locate and hire qualified replacements for these employees increases materially, our results of operations could be adversely affected.

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

On February 12, 2015, we entered into the A&R GSO Credit Agreement, and we entered into an amendment to the Subscription Agreement, or the Subscription Agreement, with funds managed by or affiliated with GSO Capital Partners LP, or GSO Capital, or the Series E Purchasers. In July 2014, RNP entered into the GE Credit Agreement, comprised of a $50.0 million senior secured revolving credit facility, or the GE Credit Facility. In April 2013, RNP entered into an indenture, or the Indenture, governing the RNP Notes.

The Indenture prohibits RNP from making distributions to its common unitholders (including us) if any Default (except a Reporting Default) or Event of Default (each as defined in the Indenture) exists. In addition, the Indenture contains covenants limiting RNP’s ability to pay distributions to its common unitholders. The covenants apply differently depending on RNP’s Fixed Charge Coverage Ratio (as defined in the Indenture). If the Fixed Charge Coverage Ratio is not less than 1.75 to 1.0, RNP will generally be permitted to make restricted payments, including distributions to its common unitholders, without substantive restriction. If the Fixed Charge Coverage ratio is less than 1.75 to 1.0, RNP will generally be permitted to make restricted payments, including distributions to its common unitholders, up to an aggregate $60.0 million basket plus certain other amounts referred to as “incremental funds” under the Indenture. For the year ended December 31, 2015, RNP’s Fixed Charge Coverage ratio was 4.81 to 1.00.

Under the GE Credit Agreement, in the event that less than 30% of the commitment amount is available for borrowing on any distribution date, in order to make a distribution on such date (a) RNP must maintain a first lien leverage ratio no greater than 1.0 to 1.0 on a pro forma basis and (b) the sum of (i) the undrawn amount under the GE Credit Facility and (ii) cash maintained by RNP and its subsidiaries in collateral deposit accounts must be at least $5 million, in each case, on a pro forma basis. In addition, before RNP can make distributions, there cannot be any default under the GE Credit Agreement. The GE Credit Agreement also contains a springing financial covenant requirement that RNP maintain a first lien leverage ratio not to exceed 1.0 to 1.0 (a) at the end of each fiscal quarter where less than 30% of the commitment amount is available for drawing under the GE Credit Facility or (b) a default has occurred and is continuing. As of December 31, 2015, the first lien leverage ratio was 0.33 to 1.

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

On April 9, 2014, we entered into a Subscription Agreement, or the Subscription Agreement, with funds managed by or affiliated with GSO Capital, or the Series E Purchasers, pursuant to which we sold 100,000 shares of our Series E Preferred Stock, to the Series E Purchasers, which is convertible into approximately 16.4% of our outstanding common stock, on an as-converted basis. As holders of our Series E Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock as a single class on all matters submitted to a vote of our common stock holders, the issuance of the Series E Preferred Stock to the Series E Purchasers has effectively reduced the relative voting power of the holders of our common stock.

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

As of December 31, 2015, the shares of Series E Preferred Stock owned by the Series E Purchasers represent approximately 16.4% of the voting rights of our common stock, on an as-converted basis. As a result, the Series E Purchasers have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. In addition, our articles of incorporation grant certain consent rights to the holders of Series E Preferred Stock in respect of certain actions by us, including (a) issuing any indebtedness directly or indirectly convertible into or exchangeable for any capital stock; (b) redeeming or repurchasing or permitting any of our subsidiaries to redeem or repurchase any shares of any class or series of our capital stock, subject to certain exceptions; and (c) increasing or decreasing the maximum number of directors of our Board to more than ten persons or to less than eight persons, or collectively, the Protective Provisions. The Subscription Agreement also imposes a number of affirmative and negative covenants on us. The Series E Purchasers may have interests that diverge from, or even conflict with, those of our other shareholders. For example, the Series E Purchasers may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us.

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

As of December 31, 2015, there were approximately 23.0 million shares of our common stock outstanding. As of that date, an aggregate of approximately 1.9 million shares of common stock were issuable pursuant to outstanding restricted stock units, performance stock units, options and warrants, and approximately 4.5 million shares of common stock were issuable upon the conversion of Series E Preferred Stock. In addition, we have one shelf registration statement covering $200.0 million aggregate initial offering price of securities (up to all of which could be issued as shares of common stock) for issuance in future financing transactions. In the event that we acquire companies or assets, we may issue additional shares of stock to acquire those companies or assets.

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

Fulghum Fibres Mills

Locations - United States	Number of Properties		Land (1)	Buildings/ Equipment (1)	Wood Processing Capacity (GMT)
Alabama	3		2 Owned; 1 Operated	2 Owned; 1 Operated	2,750,000
Arkansas	1		Leased	Owned	550,000
Florida	1		Owned	Owned	1,350,000
Georgia	11	(2)	4 Owned; 4 Leased; 3 Operated	7 Owned; 4 Operated	7,550,000
Louisiana	3		1 Owned; 1 Leased; 1 Operated	2 Owned; 1 Operated	3,100,000
Maine	1		Leased	Owned	1,250,000
Mississippi	3		2 Owned; 1 Leased	3 Owned	1,550,000
South Carolina	1		Leased	Leased	250,000
Virginia	4	(2)	2 Leased; 2 Operated	2 Owned; 2 Operated	850,000

Locations - South America	Number of Properties		Land (1)	Buildings/ Equipment (1)	Wood Chip Capacity (GMT)
Chile	5	(3)	2 Owned; 1 Leased; 2 Operated	3 Owned; 2 Operated	2,500,000
Uruguay	1		Operated	Operated	650,000

(1)

Generally, under the terms of our processing agreements, customers have the option to purchase the mill equipment for a pre-negotiated amount (which decreases over time) and, in some cases, customers have the option to acquire the land.

(2)	One of the mills currently is not operating.
(3)	In addition to the four mills in Chile, we also own about 1,400 acres of forestland.

Wood Pellets: Industrial

The Atikokan Facility is located on about a 15 acre site that we own in Atikokan, Ontario, Canada. The Wawa Facility is located on a 248 acre site that we own in Wawa, Ontario, Canada.

Wood Pellets: NEWP

Locations	Production Capacity Tons (Short Tons)	Indoor Storage Capacity Tons (Short Tons)
New Hampshire - one facility (1)	84,000	3,000
New York - two facilities	165,000	33,000
Pennsylvania - one facility	60,000	2,000

(1)	At another New Hampshire location, we have an 11,000 square foot fabrication facility where we design, test and build pellet manufacturing equipment and technology.

Office Leases

Our executive offices are located in Los Angeles, California, and consist of 16,600 square feet of leased office space. The lease expires in June 2020. These offices are used by all four of our segments.

We also have leased offices located in Thunder Bay, Ontario, Canada, which consist of 1,800 square feet of leased office space. The lease expires in September 2018. These offices are used by our Wood Pellets: Industrial segment. Fulghum has leased offices located in Augusta, Georgia, which consist of 7,900 square feet of leased office space. The lease expires in January 2017. NEWP leases offices located in Jaffrey, New Hampshire, which consist of 5,200 square feet of office space.

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

In 2013, we sold our property located in Natchez, Mississippi, or Natchez. In 2015 working with the Federal Energy Regulatory Commission, we abandoned an approximately 18 mile-long natural gas pipeline that runs from Tensas Parish, Louisiana to the site in Natchez.

ITEM 3.	LEGAL PROCEEDINGS

As disclosed in Note 16 — Commitments and Contingencies to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report, we are engaged in certain legal matters, and the disclosure set forth in Note 16 relating to such legal matters is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We transferred our listing from the NYSE MKT to the NASDAQ Stock Market, or NASDAQ, effective with the start of trading on August 13, 2013. Our common stock is traded under the symbol “RTK.” The following table sets forth the range of high and low closing prices for our common stock as reported by the applicable market, for each quarterly period during the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015	High	Low
First Quarter, ended March 31, 2015	$1.40	$1.12
Second Quarter, ended June 30, 2015	$1.24	$1.05
Third Quarter, ended September 30, 2015	$7.38	$0.63
Fourth Quarter, ended December 31, 2015	$6.54	$2.46

Year Ended December 31, 2014	High	Low
First Quarter, ended March 31, 2014	$2.04	$1.74
Second Quarter, ended June 30, 2014	$2.61	$1.79
Third Quarter, ended September 30, 2014	$2.52	$1.71
Fourth Quarter, ended December 31, 2014	$1.73	$1.13

The approximate number of shareholders of record of our common stock as of February 29, 2016 was 430. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 15,800.

Until 2012, we had never paid cash dividends on our common stock. On December 29, 2012, we paid a special one-time distribution of $0.19 per common share, which resulted in total distributions in the amount of $43.8 million. We will continue to evaluate from time to time whether additional dividends or distributions are warranted. Any future determination relating to dividend policy will be made at the discretion of our Board and will depend on a number of factors, including our future earnings, capital requirements, investment opportunities, access to capital, financial condition, future prospects, and other factors as our Board may deem relevant.

STOCK PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on our common stock to those of the Russell 2000 Index, or the Russell 2000, and two customized peer groups for the 63 months ending December 31, 2015. The first customized peer group of four companies includes: Agrium, CF Industries, CVR Partners, and Terra Nitrogen Company, L.P., or Terra Nitrogen, or the Fertilizer Peer Group. The second customized peer group of nine companies includes: Astec Industries, Inc., Enviva Partners, LP, KapStone Paper and Packaging Corporation, Koppers Holdings Inc., Minerals Technologies Inc., Neenah Paper, Inc., PH Glatfelter Co., Schweitzer-Mauduit International Inc., and Wausau Paper Corp., or the Wood Fibre Peer Group. The following graph and table assumes that a $100 investment was made at the close of trading on September 30, 2010 in our common stock and in the index and the peer groups, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	9/10	9/11	12/11	12/12	12/13	12/14	12/15
Rentech, Inc.	100.00	79.13	132.86	285.86	190.21	136.95	38.26
Russell 2000	100.00	96.47	111.40	129.61	179.93	188.74	180.41
Fertilizer Peer Group	100.00	109.69	120.41	171.58	168.75	182.56	161.51
Wood Fibre Peer Group	100.00	96.89	115.35	145.65	229.62	230.52	191.94

ITEM 6.	SELECTED FINANCIAL DATA

During 2012, our Board approved a change in our fiscal year end from September 30 to December 31. The following tables include selected summary financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, the three months ended December 31, 2011 and 2010 and  the fiscal year ended September 30, 2011. The statement of operations data for the calendar year ended December 31, 2011 was derived by deducting the statement of operations data for the three months ended December 31, 2010 from the statement of operations data for the fiscal year ended September 30, 2011 and then adding the statement of operations data from the three months ended December 31, 2011. The statements of operations data for calendar year ended December 31, 2011 and the three months ended December 31, 2010, while not required, are presented for comparison purposes.

The operations of the Pasadena Facility, Fulghum and NEWP are included in our historical results of operations only from the date of the closing of the Agrifos Acquisition, which was November 1, 2012, the Fulghum Acquisition, which was May 1, 2013, and the NEWP Acquisition, which was May 1, 2014. The results of our East Dubuque and our energy technologies segments, and a portion of the unallocated partnership expenses are accounted for as discontinued operations for all periods presented. The data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,					Three Months Ended December 31,		Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011	2011	2010	2011
					(unaudited)		(unaudited)
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenues	$295,844	$269,181	$191,959	$37,430	$—	$—	$—	$—
Cost of Sales	$273,197	$264,292	$189,456	$39,134	$—	$—	$—	$—
Gross Profit (Loss)	$22,647	$4,889	$2,503	$(1,704)	$—	$—	$—	$—
Loss from Continuing Operations	$(211,018)	$(80,559)	$(38,854)	$(52,072)	$(25,971)	$(8,068)	$(5,843)	$(23,746)
Income (Loss) from Discontinued Operations, net of tax	$57,987	$48,055	$38,892	$79,758	$(37,629)	$3,970	$(37)	$(41,636)
Net Income (Loss)	$(153,031)	$(32,504)	$38	$27,687	$(63,596)	$(4,098)	$(5,884)	$(65,382)
Net (Income) Loss Attributable to Noncontrolling Interests	$38,422	$494	$(1,570)	$(41,687)	$(3,700)	$(4,433)	$366	$1,099
Preferred Stock Dividends	$(5,280)	$(3,840)	$—	$—	$—	$—	$—	$—
Net Loss Attributable to Rentech	$(119,889)	$(35,850)	$(1,532)	$(14,000)	$(67,296)	$(8,531)	$(5,518)	$(64,283)
Net Income (Loss) per Common Share Attributable to Rentech(1):
Basic:
Continuing Operations	$(6.50)	$(2.71)	$(0.72)	$(2.14)	$(1.13)	$(0.52)	$(0.25)	$(1.02)
Discontinued Operations	$1.24	$1.10	$0.64	$1.45	$(1.88)	$0.14	$—	$(1.87)
Net Income (Loss)	$(5.22)	$(1.57)	$(0.07)	$(0.63)	$(3.01)	$(0.38)	$(0.25)	$(2.89)
Diluted:
Continuing Operations	$(6.50)	$(2.71)	$(0.72)	$(2.14)	$(1.13)	$(0.52)	$(0.25)	$(1.02)
Discontinued Operations	$1.24	$1.10	$0.64	$1.45	$(1.88)	$0.14	$—	$(1.87)
Net Income (Loss)	$(5.22)	$(1.57)	$(0.07)	$(0.63)	$(3.01)	$(0.38)	$(0.25)	$(2.89)
Weighted-average shares used to compute net income (loss) per common share(1):
Basic	22,981	22,856	22,614	22,319	22,328	22,441	22,198	22,266
Diluted	22,981	22,856	22,614	22,319	22,328	22,441	22,198	22,266

(1)

On August 20, 2015, we effected a one-for-ten reverse stock split of our issued and outstanding shares of common stock. All share and per share data in this table have been adjusted retrospectively for the effects of the reverse stock split.

	As of December 31,						As of September 30,
	2015	2014	2013	2012	2011	2010	2011
						(unaudited)
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA
Cash(1)	$41,708	$19,666	$106,369	$141,637	$237,478	$84,586	$121,209
Working Capital	$23,760	$1,310	$68,682	$106,293	$202,365	$27,404	$36,429
Construction in Progress	$5,134	$164,413	$60,136	$61,417	$7,332	$5,017	$20,788
Total Assets	$650,291	$816,649	$693,129	$471,978	$355,262	$238,144	$246,565
Total Long-Term Liabilities	$521,502	$461,003	$422,123	$186,906	$48,209	$112,976	$150,056
Total Rentech Stockholders' Equity (Deficit)	$(15,221)	$120,733	$158,073	$157,987	$208,848	$33,203	$(19,628)

(1)	Does not include cash from discontinued operations as of December 31, 2015 and 2014 of $7,234 and $24,529, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the information provided here in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that in order to more fully understand our discussion in this section, you should read our consolidated financial statements and the notes thereto and the other disclosures herein, including the discussion of our business and the risk factors.

OVERVIEW OF OUR BUSINESS

We are a leading provider of wood fibre processing services, high-quality wood chips and wood pellets. Our processing business includes Fulghum, which operates 32 wood chipping mills in the United States and South America. Fulghum provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America. Our wood pellet business includes our Atikokan and Wawa Facilities and NEWP. The Atikokan and Wawa Facilities are expected to have a combined annual production capacity of 560,000 metric tons, and NEWP’s annual capacity is 300,000 tons. Wood pellets produced at Atikokan are being used primarily for utility power generation in Canada and pellets produced at the Wawa Facility are being used primarily for utility power generation in the United Kingdom. The Atikokan Facility is currently in the ramp-up phase and producing wood pellets. All of the equipment at the Wawa Facility has been commissioned and the plant has been producing an increasing quantity of wood pellets. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets, operating four wood pellet facilities in the Northeast. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

During ramp-up of the Atikokan Facility, we discovered the need to modify the plant’s truck dump hopper and modify or replace a portion of the plant’s conveyance systems. All of the truck dump hopper modifications have been completed, and the truck dump hopper is performing as expected. The first group of faulty conveyors at the Atikokan Facility was replaced at the end of 2015 and the conveyors’ performance is currently being evaluated as part of the plant’s operations. The remaining work to address problems with the Atikokan Facility conveyor systems is expected to continue through mid-2016. The Atikokan Facility is expected to reach full capacity this year at some point after the conveyor work is completed barring any other possible unforeseen issues that may arise during the ramp-up phase.

We discovered during the ramp-up of the Wawa Facility the need to modify the front-end system of the facility that handles logs and feeds them into the chipping process and to modify or replace a significant portion of the plant’s conveyance systems. The modifications of the front-end system and the first phase of modifications of the plant’s conveyance systems were completed in late 2015. The remaining work to the conveyor systems is scheduled to be completed by mid-2016. In light of the setbacks we experienced at the Wawa Facility, we are evaluating the production capacity of the plant. We are investigating whether there are potential design shortcomings similar to those that surfaced with the plant’s wood infeed and conveyance systems that might limit capacity. We are also evaluating uptime and operating efficiency rates achievable at the plant’s full capacity. Our discussions with other pellet producers and engineering firms over the past year have shown that there is a wide disparity of these rates across established industrial pellet manufacturing plants in North America. We believe it is premature to revise the capacity of the Wawa Facility until such time that we have fully tested the design assumptions of the major processes of the plant, remediated all of the material handling issues, and completed the ramp-up of the facility. However, if we apply a range of assumed operating efficiencies typical for the industry, the plant’s annual production capacity would be between 400,000 and 450,000 metric tons. The low end of this capacity range would still allow us to fulfill our annual contractual obligations to Drax and to generate positive cash flow. We have also observed that historically within the wood pellet industry, that ramping to full design capacities takes considerable time, several years in most cases.  Taking into account the amount of time required to complete the repair and modification of the conveyance systems and to ramp up to design operating efficiency rates as historically observed in the wood pellet industry, we don’t expect the Wawa Facility to reach full capacity until 2017.

Our fertilizer business includes the ownership of the general partner interest and 59.6% of the common units representing limited partner interests in RNP, a publicly traded master limited partnership that owns and operates two fertilizer manufacturing facilities. Through its wholly owned subsidiary, RNLLC, RNP manufactures natural-gas based nitrogen fertilizer products at its East Dubuque Facility. It sells its products to customers located in the Mid Corn Belt region of the United States. Through its wholly owned subsidiary, RNPLLC, RNP manufactures ammonium sulfate fertilizer, sulfuric acid and ammonium thiosulfate fertilizer at its Pasadena Facility. The Pasadena Facility purchases ammonia as a feedstock at contractual prices based on the monthly Tampa Index market, while the East Dubuque Facility sells ammonia at prevailing prices in the Mid Corn Belt region. Ammonia prices are typically significantly higher in the Mid Corn Belt than in Tampa.

On August 9, 2015, RNP entered into the Merger Agreement under which RNP and the General Partner will merge with CVR Partners, and RNP will cease to be a public company and will become a wholly owned subsidiary of CVR Partners. The consummation of the Merger is still subject to certain conditions, but RNP completed the sale of the Pasadena Facility on March 14, 2016, which represented the Company’s most significant remaining condition to closing. The Merger is expected to close on or about March 31, 2016. The East Dubuque Facility is now reported as a discontinued operation, following the signing of the Merger Agreement. For further discussion, see “Note 1 — Description of Business” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

On March 14, 2016, we completed the sale of the Pasadena Facility to IOC. The transaction calls for an initial cash payment to RNP of $5.0 million and a cash working capital adjustment, which is expected to be approximately $6.0 million, after confirmation of the amount within ninety days of the closing of the transaction. The purchase agreement also includes a milestone payment which would be paid to RNP unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years.

Overview of our Results of Operations

Our operating segments were affected in different ways by various negative and positive factors in 2015. Although operating results at the Pasadena Facility improved from recent years, we recorded asset impairments totaling $160.6 million in 2015. Our East Dubuque Facility improved its production levels and its operating results as compared to 2014, benefitting from lower natural gas prices and $4.6 million of business interruption insurance proceeds related to a fire that occurred in 2013. The results and outlook for our Wood Pellets: Industrial segment depend primarily on operating results from the Atikokan and Wawa Facilities. Although both facilities began producing pellets in 2015, the combined output and losses for the plants were worse than we expected, due to problems with the material-handling equipment at both plants. The expected cost of correcting those problems increased our total expected construction spending to $145.0 million and such estimates have significant uncertainty. The delays in production at the Wawa Facility have caused us to amend our contract with Drax, and we incurred penalties of $2.6 million. NEWP performed well in 2015 and exceeded expectations for the year, with the Allegheny Acquisition contributing as expected. As a result of a full year of operations in 2015 compared to only eight months in 2014, higher selling prices, lower production costs and the Allegheny Acquisition, NEWP’s gross profit increased from $6.1 million for the period May 1, 2014 through December 31, 2014 to $12.1 million in 2015. During 2015, the Allegheny Acquisition contributed gross profit of $1.7 million. As a result of lower operating costs at its U.S. chipping mills, together with improved performance in South America, Fulghum showed marked improvement and exceeded expectations in 2015. Fulghum’s gross profit increased from $12.4 million in 2014 to $18.3 million in 2015. However, Fulghum did record asset impairments for two mills totaling $11.3 million in 2015.

In August 2015, we announced a plan to restructure our wood fibre processing and corporate activities to focus on operations and execution, while significantly reducing corporate overhead. We have been executing a reorganization plan to simplify our organizational structure and better integrate our various operating units for an overall lower cost model. We are targeting to reduce annual consolidated selling, general and administrative expenses by approximately $10.0 to $12.0 million by the end of 2016. We expect cost savings of $8.5 to $10.5 million per year by (i) completing a 25% reduction of corporate staff, (ii) reducing compensation levels, and (iii) moving the corporate headquarters from Los Angeles, California to the Washington, D.C. area. We are streamlining functions to create an integrated company focused on operations. We are targeting cost savings of $1.5 million at our fibre business units from a simplified organizational structure with fewer layers, consolidated back office functions and reduced spending. We have initiated these cost savings actions and are targeting completion of the plan by the end of the third quarter of 2016. Associated with the reorganization plan, we expect to incur non-recurring charges of approximately $6.0 million during 2016. We may adjust our restructuring plan in response to future performance, and our ability to identify and implement further cost reductions.

Liquidity

In the first quarter of 2016, the Company entered into an amendment to the credit facility with the GSO Funds, or the GSO credit facility, which provides the ability to draw $6.0 million in delayed draw term loans, or the Tranche D Loans as defined under the A&R GSO Credit Agreement, or the Tranche D Loans, at a rate equal to the greater of (i) LIBOR plus 14.00% and (ii) 15.00% per annum. While the Company does not expect to need proceeds from the Tranche D Loan, the facility is available through the earlier of the Merger closing and May 31, 2016 should expectations change.

Also in the first quarter, the Company entered into an agreement with the GSO Funds to modify the repayment terms of the Tranche A Loans and Series E Preferred Stock.  Under the new agreement, the Company is required to deliver to GSO Funds the lesser of (i) all of the units of CVR Partners the Company receives at the closing of the Merger or (ii) $140 million of units of CVR Partners (valued using the volume weighted average price of the CVR units for the 60 trading days ending two days prior to the closing of the Merger, less a 15% discount) in exchange for retiring the equivalent dollar amount of Series E Preferred Stock and Tranche A Loans debt.  To the extent that there are not enough units of CVR Partners available to repay the GSO Funds in full, any portion of the par value of the Series E Preferred Stock or the principal amount of the Tranche A Loans not repaid shall remain outstanding (and the Tranche A Loans will be converted to Tranche B Loans). For further details on the terms of the Tranche D Loans, or the Tranche D Loans, and modifications of the GSO exchange, see “Note 15 – Debt” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data”.

With the recent sale of the Pasadena Facility, the Company has satisfied all of the material conditions necessary to close the Merger, which is expected on or about March 31, 2016.   Under terms of the Merger, each outstanding unit of RNP will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash.  We expect to receive $62.2 million in cash consideration, before payment of expenses and corporate taxes from the Merger, including our share of cash proceeds from the sale of the Pasadena Facility.  Upon closing the Merger and completing the exchange with the GSO Funds, the Company is expected to have sufficient liquidity to fund the Company’s approved investment and operating needs for at least the next twelve months.

Although we do not believe it to be likely, if the Merger fails to close  on the expected terms or at all, the Company would not have sufficient liquidity for the next twelve months without raising additional capital.  There can be no assurance that the Company will be able to raise sufficient capital on terms it finds acceptable or at all. This would cause a material adverse effect on the Company’s business, results of operations, and financial condition, and on its ability to complete modifications and enhancements of the Atikokan Facility and the Wawa Facility and fund its normal operations.

In addition, the Company is in the process of ramping up production on the Wawa Facility and the Atikokan Facility. We expect to spend approximately $21 million to complete modifications and enhancements of the facilities in 2016. Our total operating and input costs at our Canadian facilities are expected to be higher than the net proceeds we receive under the agreements with Drax and OPG in 2016.  In addition, we expect to continue to build working capital requirements for the plants as they ramp up production. If production is lower than expected, the use of cash could be higher at the Wawa Facility and the Atikokan Facility and the Company could also face significant penalties under its contracts with Drax and Canadian National in 2016.  A 10% shortfall in forecasted production could increase the cash used by our Canadian facilities by an estimated $2 million, inclusive of estimated penalties of approximately $1 million.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL INFORMATION

Our historical results of operations for the periods presented may not be comparable with our results of operations for the subsequent periods for the reasons discussed below.

Supply and Demand Factors

Wood feedstock represents the largest component of the Atikokan Facility’s wood pellet product cost, and will represent the largest component for the Wawa Facility once it ramps up production. We experienced supply shortages at the Atikokan Facility late in 2015 and early this year due to challenges managing wood harvesters given delays in ramping up the facility. As the Wawa Facility ramps up, it is possible that we could see similar challenges managing wood harvesters supplying feedstock and experience supply shortages. Wood feedstock represents the largest component of NEWP’s wood pellet product cost. Competition for wood feedstock supply from pulp and paper manufacturing companies, other pellet manufacturers and wood feedstock used in commercial and institutional wood boiler heating systems, may affect our cost of wood feedstock for NEWP.

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

Acquired Operations

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

NEWP Operations

NEWP’s operations are included in our historical operating results from the closing date of the NEWP Acquisition, which was May 1, 2014. NEWP is one of the largest producers of wood pellets for the United States’ residential and commercial heating markets. Allegheny’s operations are included in our historical operating results from the closing date of the Allegheny Acquisition, which was January 23, 2015. Through its acquisition of Allegheny, NEWP acquired the facility in Youngsville, Pennsylvania.

The Fulghum, NEWP and Allegheny Acquisitions also broadened the geographic area into which our products are sold. For periods after the closing of each acquisition: (i) our general and administrative expenses as well as sales-related expenses have increased due to the addition of the acquired operations; (ii) our depreciation and amortization expenses have increased due to the increase in tangible and definite lived intangible assets, which were recorded at fair value on the date of the acquisition; and (iii) our interest expense has increased due to the debt assumed with the Fulghum and NEWP Acquisitions that continues to be outstanding and, in the case of Allegheny Acquisition, the debt incurred to finance the purchase price. Due to these factors, our operating results for the periods prior to and after the closing dates of the Fulghum Acquisition, NEWP Acquisition and Allegheny Acquisition may not be comparable.

Restructuring of Pasadena’s Operations

In late 2014, we restructured operations at our Pasadena Facility. As part of the restructuring, our Pasadena Facility reduced expected annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. We intend to sell predominantly in the domestic market and target higher-margin international markets. Our sales plan reduced our historically low-margin international sales. Furthermore, the restructuring plan provides us flexibility to increase ammonium sulfate production above 500,000 tons, if appropriate market conditions are present. The restructuring plan also included a reduction of the number of contractors and employees at the Pasadena Facility, which reduced the full-time equivalent workforce by approximately 20 percent.

The restructuring reduced operating and selling, general and administrative expenses and annual maintenance capital expenditures. This enabled our Pasadena Facility’s operations, including the benefits from our power generation project, to generate positive EBITDA in 2015.

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

Revenue Recognition. We recognize revenue when the following elements are substantially satisfied: when the customer takes ownership from our facilities, storage locations or our distributors’ facilities and assumes risk of loss; there are no uncertainties regarding customer acceptance; there is persuasive evidence that an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectability is not considered reasonably assured at the time of sale, we do not recognize revenue until collection occurs.

Certain product sales occur under prepaid contracts which require payment in advance of delivery. We record a liability for deferred revenue in the amount of, and upon receipt of, cash in advance of shipment. We recognize revenue related to prepaid contracts and relieve the liability for deferred revenue when end use customers take ownership of products. A significant portion of the revenue recognized during any period may be related to prepaid contracts, for which cash may have been collected during an earlier period, with the result being that a significant portion of revenue recognized during a period may not generate cash receipts during that period.

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

Inventories. Our inventory is stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. We perform an analysis of our inventory balances at least quarterly to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. During turnarounds, we allocate production overhead costs to inventory based on the normal capacity of our production facilities.

Valuation of Long-Lived Assets and Finite-Lived Intangible Assets. We recorded asset impairments in 2015. We assess the realizable value of long-lived assets and finite-lived intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As applicable, we make assumptions regarding the useful lives of the assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Accounting for Major Maintenance. Expenditures for improving, replacing or adding to assets are capitalized. Major expenditures for the acquisition, construction or development of new assets to maintain operating capacity, or to comply with environmental, health, safety or other regulations, are also capitalized. Costs of general maintenance and repairs are expensed. The East Dubuque Facility and Pasadena Facility require a planned maintenance turnaround every two to three years. Turnarounds at the East Dubuque Facility generally last between 18 and 25 days, and turnarounds at the Pasadena Facility generally last between 14 and 25 days. We intend to alternate the year in which a turnaround occurs at each facility, so that both facilities do not experience a turnaround in the same year. As a result, the facilities incur turnaround expenses which represent the cost of shutting down the plants for planned maintenance. Such costs are expensed as incurred. In many cases, the East Dubuque Facility and the Pasadena Facility also perform significant maintenance capital projects at the plants during a turnaround to minimize disruption to operations. Such projects are capitalized as property, plant and equipment rather than expensed as turnaround costs.

Examples of maintenance capital projects include the installation of additional components and projects that increase an asset’s useful life, increase the quantity or quality of the product manufactured or create efficiencies in the production process. Major turnaround costs, which are expensed as incurred: include gas, electricity and other shutdown and startup costs, labor, contractor and materials costs used to complete non-capital activities such as opening, dismantling, inspecting and reassembling major vessels, testing pressure and safety devices, cleaning or hydro-jetting major exchangers, replacing gaskets, repacking valves, checking instrument calibration and performing mechanical integrity inspections, all of which are completed with the goal of improving reliability and likelihood for continuous operation until the next turnaround.

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

Business Segments

We operate in four business segments, as described below. Fulghum’s operations are included only from the closing date of the Fulghum Acquisition, which was May 1, 2013. NEWP’s operations are included only from the closing date of the NEWP Acquisition, which was May 1, 2014. Allegheny’s operations are included only from the closing date of the Allegheny Acquisition, which was January 23, 2015. For all periods presented below, the Company has reclassed the expenses from the joint venture with Graanul Invest AS (“Graanul”), which are shown as equity in loss of investee, from the Fulghum Fibres business segment to the Wood Pellets: Industrial business segment. Results of the East Dubuque and the energy technologies segments, and a portion of the unallocated partnership expenses are accounted for as discontinued operations for all periods presented. Our four business segments are:

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

•	Wood Pellets: NEWP — The operations of NEWP, which produces wood pellets for the residential and commercial heating markets. The segment includes Allegheny’s operations.

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
Pasadena	$139,387	$138,233	$133,675
Fulghum Fibres	94,219	94,748	58,284
Wood Pellets: Industrial	7,933	4,086	—
Wood Pellets: NEWP	54,305	32,114	—
Total revenues	$295,844	$269,181	$191,959
Gross profit (loss)
Pasadena	$4,656	$(14,308)	$(9,529)
Fulghum Fibres	18,293	12,444	12,032
Wood Pellets: Industrial	(12,388)	703	—
Wood Pellets: NEWP	12,086	6,050	—
Total gross profit (loss)	$22,647	$4,889	$2,503
Operating income (loss)
Pasadena	$(160,658)	$(47,907)	$(48,208)
Fulghum Fibres	(1,324)	3,919	9,914
Wood Pellets: Industrial	(34,808)	(11,954)	(5,505)
Wood Pellets: NEWP	7,925	4,388	—
Total segment operating loss	$(188,865)	$(51,554)	$(43,799)
Net income (loss)
Pasadena	$(159,278)	$(47,925)	$(48,357)
Fulghum Fibres	(3,007)	75	6,967
Wood Pellets: Industrial	(36,542)	(11,616)	(5,180)
Wood Pellets: NEWP	7,664	4,342	—
Total segment net loss	$(191,163)	$(55,124)	$(46,570)
Reconciliation of segment net loss to consolidated net loss:
Segment net loss	$(191,163)	$(55,124)	$(46,570)
Corporate expenses allocated to RNP recorded as selling, general and administrative expenses	(6,673)	(7,750)	(7,683)
Corporate expenses allocated to RNP recorded as other income (expenses)	(158)	—	4,920
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(17,991)	(28,043)	(24,849)
Corporate and unallocated depreciation and amortization expense	(549)	(579)	(596)
Corporate and unallocated income (expenses) recorded as other income (expense)	(730)	(1,634)	19
Corporate and unallocated interest expense	(6,517)	(380)	(532)
Corporate income tax benefit (expense)	12,763	12,951	36,437
Income from discontinued operations, net of tax	57,987	48,055	38,892
Consolidated net income (loss)	$(153,031)	$(32,504)	$38

THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Continuing Operations:

Revenues

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Revenues:
Pasadena	$139,387	$138,233
Fulghum Fibres	94,219	94,748
Wood Pellets: Industrial	7,933	4,086
Wood Pellets: NEWP	54,305	32,114
Total revenues	$295,844	269,181

Pasadena

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	473	$111,645	572	$116,330
Sulfuric acid	150	12,660	112	9,624
Ammonium thiosulfate	76	12,735	67	10,217
Other	N/A	2,347	N/A	2,062
Total - Pasadena	699	$139,387	751	$138,233

We generate revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produces ammonium sulfate, and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid. These fertilizer products may be used in growing corn, soybeans, potatoes, cotton, canola, alfalfa and wheat. Revenues from domestic sales are seasonal based on planting, growing, and harvesting cycles. Planting seasons in the Southern Hemisphere are typically opposite those in the United States, thus ammonium sulfate international sales partially offset domestic seasonality.

Revenues for the year ended December 31, 2015 were $139.4 million, compared to $138.2 million for the year ended December 31, 2014. The increase was due to higher sales prices for ammonium sulfate and ammonium thiosulfate, and higher sales volumes for sulfuric acid and ammonium thiosulfate, partially offset by lower sales volumes for ammonium sulfate, and lower sales prices for sulfuric acid.

Average sales prices per ton increased by 16% for ammonium sulfate and decreased by 2% for sulfuric acid for the year ended December 31, 2015, as compared with the same period in the prior year. These two products comprised 89% of our Pasadena Facility’s revenues for the year ended December 31, 2015 and 91% for the year ended December 31, 2014. The increase in the average sales price for ammonium sulfate is due to a higher percentage of sales in the domestic market and continued strong demand for ammonium sulfate as customers move away from ammonium nitrate. As part of our restructuring plan implemented in late 2014, we reduced our historically low-margin sales to Brazil. Only 27% of ammonium sulfate sales were to Brazil during the year ended December 31, 2015, while 44% of ammonium sulfate sales were to Brazil during the year ended December 31, 2014.

The higher sales volumes for sulfuric acid and lower sales volumes for ammonium sulfate were the result of our restructuring plan. In addition to reducing sales to Brazil, the restructuring plan reduced expected annual production of ammonium sulfate by approximately 25 percent, to 500,000 tons. Sulfuric acid is a component in the production of ammonium sulfate. With reduced production of ammonium sulfate, less sulfuric acid is needed, which results in more sulfuric acid being available for sale.

Fulghum Fibres

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Revenues:
Service	$70,569	$70,317
Product	23,650	24,431
Total revenues - Fulghum	$94,219	$94,748

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

Revenues for the year ended December 31, 2015 were $94.2 million, compared to $94.7 million for the year ended December 31, 2014.  Revenues from operations in the United States were $59.1 million for the year ended December 31, 2015, as compared to $59.0 million in the prior year. Revenues from operations in the South America were $35.1 million for the year ended December 31, 2015, as compared to $35.7 million in the prior year. During the year ended December 31, 2015, our mills in the United States processed 12.5 million GMT of logs into wood chips and residual fuels; our mills in South America processed 2.6 million GMT of logs. During the year ended December 31, 2014, our mills in the United States processed 12.4 million GMT of logs into wood chips and residual fuels; our mills in South America processed 2.4 million GMT of logs.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically electric utilities generating electricity. We began producing wood pellets at the Atikokan Facility in February 2015. Revenues were $7.9 million from the Atikokan Facility for the year ended December 31, 2015, earned by delivering to OPG 43,600 metric tons of wood pellets, 41,700 of which were produced at the Atikokan Facility. Revenues were $4.1 million at the Atikokan Facility for the year ended December 31, 2014, earned by delivering to OPG 21,000 metric tons of wood pellets sourced from a third-party wood pellet producer.

The Atikokan Facility is in the ramp-up phase. We experienced a transformer failure in early 2015 and had been using a smaller temporary transformer that caused us to operate the facility at reduced rates. In the third quarter of 2015, we installed the larger permanent transformer that allows the Atikokan Facility to operate at full production rates. During ramp-up of the Atikokan Facility, we discovered the need to modify the plant’s truck dump hopper and modify or replace a portion of the plant’s conveyance systems. All of the truck dump hopper modifications have been completed, and the truck dump hopper is performing as expected. The first group of the faulty conveyors at the Atikokan Facility was repaired at the end of 2015 and the conveyors’ performance is currently being evaluated as part of the plant’s operations. The remaining work to address problems with the Atikokan Facility conveyor systems is expected to continue through mid-2016. The Atikokan Facility is expected to reach full capacity this year at some point after the conveyor work is completed barring any other possible unforeseen issues that may arise during the ramp-up phase.

All of the equipment at the Wawa Facility has been commissioned and the plant has been producing an increasing quantity of wood pellets. However, we discovered during the ramp-up of the Wawa Facility the need to modify the front-end system of the facility that handles logs and feeds them into the chipping process and to modify or replace a significant portion of the plant’s conveyance systems. The modifications of the front-end system and the first phase of modifications of the plant’s conveyance systems were completed in late 2015. The remaining work to the conveyor systems is scheduled to be completed by mid-2016. In light of the setbacks we have experienced at the Wawa Facility, we are evaluating the production capacity of the plant. We are investigating whether there are potential design shortcomings similar to those that surfaced with the plant’s wood infeed and conveyance systems that might limit capacity. We are also evaluating uptime and operating efficiency rates achievable for full capacity. Our discussions with other pellet producers and engineering firms over the past year have shown that there is a wide disparity of these rates across established industrial pellet manufacturing plants in North America. We believe it is premature to revise the capacity of the Wawa Facility until such time that we have fully tested the design assumptions of the major processes of the plant, remediated all of the material handling issues, and completed the ramp-up of the facility. However, if we apply a range of assumed operating efficiencies typical for the industry, the plant’s annual production capacity would be between 400,000 and 450,000 metric tons. The low end of this capacity range would still allow us to fulfill our annual contractual obligations to Drax and to generate positive cash flow. We have also observed that historically within the wood pellet industry, ramping to full design capacities takes considerable time, several years in most cases. Taking into account the amount of time required to complete the repair and modification of the conveyance systems and to ramp up to design operating efficiency rates as historically observed in the wood pellet industry, we don’t expect the Wawa Facility to reach full capacity until 2017.

Due to the delays in production at the Wawa Facility, we amended our delivery commitments under the Drax Contract in 2015. Under the August Amendment executed in August 2015, we canceled all 2015 deliveries and agreed to a total penalty, which encompasses all amendments relating to 2015 shipments to date, of $2.6 million associated with costs to Drax to purchase replacement pellets and to cancel shipping commitments. In 2015, we accrued the $2.6 million penalty in operating expenses. The penalty will be paid in the form of credits on the first several expected deliveries to Drax in early 2016. In addition, 72,000 metric tons of the original 2015 pellet deliveries are being allocated to 2018 and 2019, but remains at 2015 pricing levels, which is expected to be lower than pricing in those future years under the original terms of the contract. We did not fully meet our 2015 commitment under the Canadian National Contract resulting in cash penalties of $3.3 million.

Given the significant cost overruns and our evaluation of potential production capacity for the Wawa Facility, we determined that indicators of impairment existed as of December 31, 2015 and performed a long-lived asset recoverability test. Based on the results of the impairment test, we concluded the Wawa Facility’s carrying value was recoverable and no impairment charge was recorded. However, the forecasts of operating cash flows used in the impairment test was based upon numerous factors and assumptions including estimates of future prices of crude oil, foreign exchange rates and inflation levels. A variation in any one factor or assumption could cause a different result, which could require an impairment charge. Assumptions used in the forecasts were based on production capacity between 400,000 and 450,000 metric tons. Based on economic factors today, if production were to permanently remain below the lower end of this range, there could be a material impairment.

In January 2016, our first product shipment, a vessel containing approximately 28,000 metric tons of Atikokan and Wawa Facilities’ wood pellets shipped from the Port of Quebec, was delivered to and accepted by Drax. In March 2016, our second product shipment, a vessel containing approximately 20,000 metric tons of Atikokan and Wawa Facilities’ wood pellets, shipped from the Port of Quebec. These first two shipments were smaller than what we are contracted to deliver to Drax going forward.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets to the United States’ residential and commercial heating markets. Revenues were $54.3 million for the year ended December 31, 2015 on deliveries of 272,000 tons of wood pellets. Revenues were $32.1 million from May 1, 2014 through December 31, 2014 on deliveries of 165,000 tons of wood pellets. At the beginning of June 2015, we began to operate the Allegheny mill seven days a week. The previous owners operated the facility slightly over four days a week.

Due to unseasonably warm temperatures during November and December 2015, sales volumes were lower than expected, although our product prices remained high. The warm temperatures, along with depressed prices for competitive heating fuels such as heating oil and propane, continued into 2016. This resulted in lower sales volumes as NEWP’s customers are still carrying inventory purchased in 2015 due to slow buying by retail customers. Starting in February 2016, three of NEWP’s facilities scaled back production days from seven days a week to five days a week, and one facility scaled back its production days to four days a week.

The increase in revenues reflects our ownership of NEWP for the entire year of 2015 compared to only eight months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Cost of Sales

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Cost of sales:
Pasadena	$134,731	$152,541
Fulghum Fibres	75,926	82,304
Wood Pellets: Industrial	20,321	3,383
Wood Pellets: NEWP	42,219	26,064
Total cost of sales	$273,197	$264,292

Pasadena

Cost of sales primarily consists of the cost of ammonia, sulfur, labor and depreciation. Cost of sales for the year ended December 31, 2015 was $134.7 million, compared to $152.5 million for the year ended December 31, 2014. The decrease in cost of sales was primarily due to selling a lower volume of ammonium sulfate consistent with our restructuring plan as described above, partially offset by higher sales volume of sulfuric acid. Ammonia and sulfur together comprised 63% of cost of sales for the year ended December 31, 2015, compared to 61% for the same period in the prior year. Labor costs comprised 9% of cost of sales for the year ended December 31, 2015 and 8% for the year ended December 31, 2014. For the year ended December 31, 2015, we wrote down our ammonium sulfate inventory by $2.2 million because production costs exceeded market prices. For the year ended December 31, 2014, we wrote down our ammonium sulfate inventory by $6.0 million. During the year ended December 31, 2014, we incurred turnaround expenses of $2.1 million and unanticipated maintenance expenses of $1.3 million. Turnaround expenses represent maintenance costs incurred during planned shut-downs. The duration of the 2014 turnaround was extended by 13 days, as compared to the duration of a typical turnaround, to undertake activities necessary to tie-in the new sulfuric acid converter and cogeneration projects. During the extended outage, we conducted a comprehensive examination of other components within the sulfuric acid plant. This examination resulted in the discovery and repair of previously unidentified items. The incremental cost of these items and the extended downtime was approximately $1.3 million. These activities are not expected to recur in the future. Because our sulfuric acid plant was down during the turnaround period in order to continue producing ammonium sulfate and meet sales demand for sulfuric acid, we purchased sulfuric acid, which increased the cost of sales for the year ended December 31, 2014.

Depreciation expense included in cost of sales was $5.9 million for the year ended December 31, 2015 and $7.0 million for the year ended December 31, 2014. The decrease in depreciation expense was primarily due to the asset impairment charges relating to the Pasadena Facility in 2015.

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the year ended December 31, 2015 was $75.9 million, compared to $82.3 million for the year ended December 31, 2014. The reduction in cost of sales in 2015 was a result of concerted efforts to control labor, maintenance and insurance costs at our processing mills, particularly in the U.S. For the year ended December 31, 2015, service costs represented 71% of our cost of sales, while product costs represented 29% of our cost of sales. For the year ended December 31, 2014, service costs represented 70% of our cost of sales, while product costs represented 30% of our cost of sales. Labor costs comprised 39% of our service cost of sales for the year ended December 31, 2015 and 37% for the same period in the prior year. Repairs and maintenance and utilities comprised 34% of our service cost of sales for the year ended December 31, 2015 and 40% for the same period in the prior year. Depreciation expense included in cost of sales was $8.7 million during the year ended December 31, 2015 and $7.4 million for the same period in the prior year.

Wood Pellets: Industrial

We began producing wood pellets at the Atikokan Facility in February 2015 and at the Wawa Facility in May 2015. Cost of sales primarily consists of wood fibre feedstock, labor, electricity, repair and maintenance, and depreciation.

Cost of sales for year ended December 31, 2015 was $20.3 million. For the year ended December 31, 2015, we wrote down our wood pellet inventory by $11.3 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during this period of ramp-up. Wood fibre feedstock comprised 26%, depreciation comprised 37%, and labor costs comprised 16% of cost of sales for the year ended December 31, 2015. As of December 31, 2014, we had not yet begun producing wood pellets at either the Atikokan or Wawa Facilities. As a result, cost of sales in 2014 consisted of purchasing and transporting wood pellets from a third party supplier to our customer OPG. Cost of sales for year ended December 31, 2014 was $3.4 million. Wood pellet purchases comprised 65% and transportation costs 32% of cost of sales for the year ended December 31, 2014. There was no depreciation expense included in cost of sales for the year ended December 31, 2014.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the year ended December 31, 2015 was $42.2 million. Cost of sales from May 1, 2014 through December 31, 2014  was $26.1 million. For the year ended December 31, 2015, wood fibre feedstock comprised 51%, packaging comprised 12%, and labor and electricity each comprised 7% of cost of sales. From May 1, 2014 through December 31, 2014, wood fibre feedstock comprised 48%, packaging comprised 12%, and labor and electricity each comprised 7% of cost of sales. Depreciation expense included in the cost of sales was $3.0 million for the year ended December 31, 2015. Depreciation expense included in the cost of sales was $1.9 million from May 1, 2014 through December 31, 2014. Cost of sales from May 1, 2014 through December 31, 2014 also included a $0.2 million write-up of inventory to fair value as part of the NEWP Acquisition.

Gross Profit (Loss)

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Gross profit (loss):
Pasadena	$4,656	$(14,308)
Fulghum Fibres	18,293	12,444
Wood Pellets: Industrial	(12,388)	703
Wood Pellets: NEWP	12,086	6,050
Total gross profit	$22,647	$4,889

Pasadena

Gross profit was $4.7 million for the year ended December 31, 2015, compared to a gross loss of $14.3 million for the year ended December 31, 2014. Gross profit margin for the year ended December 31, 2015 was 3%, compared to gross loss margin of 10% for the year ended December 31, 2014. The increases in gross profit and gross profit margin were primarily due to improvements from our restructured operating plan, higher sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid and a decrease in the write down of inventories, turnaround expenses and other unplanned maintenance expenses.

Gross profit margin at our Pasadena Facility can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are all commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our Pasadena Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally. Because forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, it is not possible to lock in our gross profit margins. Additionally, input prices for ammonium sulfate are typically fixed several months before the corresponding product sales prices are known. See “Note 13 — Goodwill” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

Fulghum Fibres

Gross profit was $18.3 million for the year ended December 31, 2015, compared to $12.4 million for the year ended December 31, 2014. Gross profit margin for the year ended December 31, 2015 was 19%, compared to 13% for the same period in the prior year. The increases in gross profit and gross profit margin were due primarily to cost savings at our processing mills in the United States, partially offset by higher depreciation expense. In addition, gross profits and gross margins were lower in the 2014 periods as a result of the fire at our Maine mill in March of that year. Our losses related to the fire in Maine, which reflect lost revenues and increased operating costs associated with interim chip processing during the reconstruction, totaled approximately $1.0 million in 2014.

Wood Pellets: Industrial

Gross loss for the year ended December 31, 2015 was $12.4 million, compared to gross profit of $0.7 million for the prior year. Gross loss margin was 156% for the year ended December 31, 2015, compared to gross profit margin of 17% for the prior year. The gross losses and gross loss margins for 2015 were due to high operating costs relative to revenues during commissioning and ramp-up of both the Atikokan and Wawa Facilities, including the related write down of inventory by $11.3 million during the year ended December 31, 2015.

Wood Pellets: NEWP

Gross profit for the year ended December 31, 2015 was $12.1 million. Gross profit margin was 22% for the year ended December 31, 2015. Gross profit from May 1, 2014 through December 31, 2014 was $6.1 million. Gross profit margin was 19% for the year ended December 31, 2014. Gross margins were higher because of higher selling prices and lower production costs during 2015. The increase in gross profit reflects our ownership of NEWP for the entire year of 2015 compared to only eight months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Operating Expenses

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Operating expenses:
Pasadena, excluding impairments	$4,692	$6,398
Pasadena impairments	160,622	27,202
Fulghum Fibres, excluding impairments	8,361	8,525
Fulghum Fibres impairments	11,256	—
Wood pellets: Industrial	22,420	12,657
Wood pellets: NEWP	4,161	1,661
Corporate expenses allocated to RNP	6,673	7,750
Corporate and unallocated expenses	19,280	28,636
Total operating expenses	$237,465	$92,829

Pasadena

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense and impairment charges. Operating expenses were $165.3 million for the year ended December 31, 2015, compared to $33.6 million for the year ended December 31, 2014. Operating expenses, excluding impairments, were $4.7 million for the year ended December 31, 2015, compared to $6.4 million for the year ended December 31, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2015 were $3.9 million, compared to $5.1 million for the year ended December 31, 2014. The decrease was primarily due to our 2014 restructuring, partially offset by approximately $0.8 million of transaction costs relating to the sale or spin-off of the Pasadena Facility.

Depreciation and Amortization . Depreciation and amortization expense included in operating expenses was $0.8 million for the year ended December 31, 2015, compared to $1.3 million for the years ended December 31, 2014. Depreciation and amortization expense represents primarily amortization of intangible assets, which was fully written off during the 2015, as described below. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels.

Pasadena Asset Impairment. Pasadena asset impairment was $160.6 million for the year ended December 31, 2015. The impairment reduced property, plant and equipment by $140.1 million and eliminated intangible assets by $20.5 million. See “Note 12 — Property, Plant and Equipment” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report.

Pasadena Goodwill Impairment. Pasadena goodwill impairment was $27.2 million for the year ended December 31, 2014. There is no remaining goodwill associated with the Pasadena Facility. See “Note 13 — Goodwill” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

Fulghum Fibres

Operating expenses were comprised of selling, general and administrative expense and depreciation and amortization expense. Operating expenses were $19.6 million for the year ended December 31, 2015, compared to $8.5 million for the year ended December 31, 2014. Operating expenses, excluding impairments, were $8.4 million for the year ended December 31, 2015, compared to $8.5 million for the year ended December 31, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2015 were $5.0 million, compared to $6.4 million for the same period in the prior year. These expenses are for general administrative purposes, such as costs associated with general management personnel, travel, legal, office space, consulting, and information technology. The decrease was primarily due to reductions in personnel and professional services costs.

Depreciation and Amortization . Depreciation and amortization expense included in operating expense for the year ended December 31, 2015 was $3.0 million and $2.1 million for the same period in the prior year. For the year ended December 31, 2014, amortization of unfavorable processing agreements exceeded amortization of favorable processing agreements resulting in a credit in depreciation and amortization expense. The majority of depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Fulghum Asset Impairment. Fulghum’s asset impairments totaled $11.3 million for the year ended December 31, 2015. The impairment reduced property, plant and equipment by $11.3 million. See “Note 12 — Property, Plant and Equipment” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report.

Wood Pellets: Industrial

Operating expenses were primarily comprised of selling, general and administrative expenses, and loss on disposal of fixed assets. Selling, general and administrative expenses include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Projects, and other business development costs. Our operating expenses for the year ended December 31, 2015 are not indicative of the amount of operating expenses we expect in the future once the Atikokan and Wawa Facilities are operating at full capacity. Certain expenses incurred prior to the commencement of commercial operations were recorded as operating expenses during the year ended December 31, 2015 which are now being capitalized to product inventory and included in cost of sales when the inventories are sold.

Operating expenses were $22.4 million for the year ended December 31, 2015, compared to $12.7 million for the same period in the prior year. The increase was primarily due to corporate allocations, penalties related to the Canadian National Contract of $3.3 million, penalties related to the Drax Contract of $2.6 million and loss on disposal of fixed assets of $2.3 million related to the replacement of material handling equipment. Corporate allocations totaled $4.4 million for the year ended December 31, 2015. There were no corporate allocations to the Wood Pellets: Industrial segment in 2014.

Wood Pellets: NEWP

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses for the year ended December 31, 2015 were $2.7 million. Selling, general and administrative expenses from May 1, 2014 through December 31, 2014 were $1.6 million. The increase in operating expenses reflects our ownership of NEWP for the entire year of 2015 compared to only eight months for the same period in 2014, and the addition of the Allegheny mill in 2015.

Depreciation and amortization expense included in operating expense for the year ended December 31, 2015 was $1.5 million. Depreciation and amortization expense included in operating expense for the year ended December 31, 2014 was $0.1 million. At the time of the NEWP Acquisition, we recorded customer relationships at their fair values as part of purchase accounting for the acquisition. Amortization of these customer relationships in the eight months ended December 31, 2014 resulted in a credit in depreciation and amortization expense. The majority of depreciation expense relates to wood pellet processing assets and was recorded in cost of sales.

Corporate Expenses Allocated to RNP

Operating expenses consist of certain partnership expenses and Rentech allocations to RNP for labor, travel and rent costs that will continue after the Merger and are therefore included in continuing operations. Operating expenses were $6.7 million for the year ended December 31, 2015, compared to $7.8 million for the prior year. The decrease was due to additional compensation expense in 2014 related to severance costs for an executive.

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

Selling, general and administrative expenses were $18.0 million for the year ended December 31, 2015, compared to $28.0 million for the year ended December 31, 2014. The decrease was primarily due to decreases in transaction costs of $3.1 million, non-cash equity based compensation of $2.1 million, and consulting costs of $1.0 million, partially offset by an increase in professional services fees of $0.7 million. Allocation of corporate expenses to the Wood Pellets: Industrial segment accounted for $4.4 million of the decrease between 2015 and 2014. Non-cash equity-based compensation expense was $3.4 million for the year ended December 31, 2015 compared to $5.5 million for the same period in the prior year.

Operating Income (Loss)

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Operating income (loss):
Pasadena	$(160,658)	$(47,907)
Fulghum Fibres	(1,324)	3,919
Wood Pellets: Industrial	(34,808)	(11,954)
Wood Pellets: NEWP	7,925	4,388
Corporate expenses allocated to RNP	(6,673)	(7,750)
Corporate and unallocated expenses	(19,280)	(28,636)
Total operating loss	$(214,818)	$(87,940)

Pasadena

Operating loss was $160.7 million for the year ended December 31, 2015, compared to $47.9 million for the year ended December 31, 2014. The increase in operating loss was primarily due to the $160.6 million asset impairment, partially offset by improvements from our restructured operating plan, higher average sales prices for ammonium sulfate and ammonium thiosulfate, higher sales volumes for sulfuric acid, and a decrease in the write down of inventories and goodwill impairment.

Fulghum Fibres

Operating loss was $1.3 million for the year ended December 31, 2015, compared to operating income of $3.9 million for the year ended December 31, 2014. The decrease in operating income was primarily due to asset impairments totaling $11.3 million, partially offset by lower operating costs of Fulghum’s U.S. chipping mills in 2015 and losses associated with the fire at our mill in Maine in 2014.

Wood Pellets: Industrial

Operating loss was $34.8 million for the year ended December 31, 2015, compared to $12.0 million for the same period in the prior year. This increase in operating loss was due to high operating costs relative to revenues during commissioning and ramp-up of both the Atikokan and Wawa Facilities, including the related write down of inventory by $11.3 million during the year ended December 31, 2015, penalties related to the Canadian National Contract of $3.3 million, penalties related to the Drax Contract of $2.6 million and loss on disposal of fixed assets of $2.3 million related to the replacement of material handling equipment.

Wood Pellets: NEWP

Operating income was $7.9 million for the year ended December 31, 2015, which reflects gross profit and operating expenses as described above. Operating income was $4.4 million for the year ended December 31, 2014, which reflects gross profit and operating expenses as described above.

Other Income (Expense), Net

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Other income (expense), net:
Pasadena	$1,425	$—
Fulghum Fibres	(1,465)	(2,867)
Wood pellets: Industrial	(1,255)	343
Wood pellets: NEWP	(183)	(18)
Corporate expenses allocated to RNP	(159)	—
Corporate and unallocated expenses	(6,507)	(2,000)
Total other expense, net	$(8,144)	$(4,542)

Pasadena

The Pasadena Facility received a one-time easement payment of $1.4 million to allow an adjacent property owner to construct some pipelines under the facility.

Fulghum Fibres

Other expense, net was $1.5 million for the year ended December 31, 2015, compared to $2.9 million for the same period in the prior year. The decrease was primarily due to a gain of $1.6 million. During 2015, Fulghum negotiated a settlement with its insurance carriers related to the 2014 fire at their mill in Maine, which resulted in the gain of $1.6 million. The gain represented the excess of the settlement amount over the net book value of the property destroyed.

Wood Pellets: Industrial

Other expense, net was $1.3 million for the year ended December 31, 2015, compared to other income, net of $0.3 million for the same period in the prior year. The increase was primarily due to interest expense. In 2014, we capitalized most of the interest to construction in progress.

Corporate and Unallocated Expenses

Corporate and unallocated expenses recorded as other expense for the year ended December 31, 2015 was $6.5 million compared to $2.0 million for the same period in the prior year. The 2015 amount consisted primarily of interest expense. The 2014 amount consisted primarily of a fair value adjustment to earn-out consideration of $1.2 million related to the NEWP Acquisition and a loss on debt extinguishment of $0.9 million, partially offset by miscellaneous income of $0.4 million.

Discontinued Operations:

East Dubuque

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	186	$100,149	153	$83,796
UAN	276	70,208	267	74,666
Urea (liquid and granular)	62	24,331	55	24,920
CO2	72	2,334	81	2,593
Nitric Acid	10	3,293	11	3,803
Other	N/A	1,029	N/A	6,601
Total - East Dubuque	606	$201,344	567	$196,379

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

Revenues for the year ended December 31, 2015 were $201.3 million, compared to $196.4 million for the same period in the prior year. The increase was primarily due to higher sales volumes for ammonia, partially offset by lower sales prices for all nitrogen fertilizer products, and lower natural gas sales.

Ammonia deliveries increased due to strong demand from agricultural and industrial customers. Volumes were low in 2014 because production was interrupted by a planned turnaround and a fire in the fourth quarter of 2013 that reduced product available for sale in 2014, and production was purposely reduced in order to sell natural gas at high prices in the first quarter of 2014. In addition, production was higher in 2015 due to the completion of an expansion project to increase ammonia production capacity.

Average sales prices per ton for the year ended December 31, 2015 were 2% lower for ammonia and 9% lower for UAN, as compared to the same period in the prior year. These two products comprised 85% of our East Dubuque Facility’s revenues for the year ended December 31, 2015 and 81% for the same period in the prior year. The decrease in nitrogen fertilizer prices between the years was due primarily to an overall softening of the ammonia fertilizer market due to lower corn prices and higher supplies of nitrogen fertilizer.

Other revenues consist primarily of natural gas sales. We occasionally sell natural gas when purchase commitments exceed production requirements or storage capacities, or when the margin from selling natural gas significantly exceeds the margin from producing additional ammonia. During the year ended December 31, 2015, we recorded $0.5 million in each of natural gas sales and sales of nitrous oxide emission reduction credits. During the year ended December 31, 2014, we recorded $6.1 million in natural gas sales and $0.5 million in sales of nitrous oxide emission reduction credits. On rare occasions, we have also purchased natural gas with the specific intent of immediately reselling it when local market anomalies create low-risk opportunities for gain. During the first quarter of 2015, temporary operational problems with a natural gas pipeline in the Midwest caused a significant spike in the local price of natural gas. This created a unique opportunity to purchase natural gas from other locations at lower prices for the purpose of reselling it at significantly higher prices. We also sold natural gas originally purchased for production at a gross profit that exceeded the expected gross profits from additional production using that natural gas. During the first quarter of 2014, we sold, at an average price of $29.90 per MMBtu, 151,000 MMBtus of natural gas that cost an average of $9.42 per MMBtu. The total $4.5 million in natural gas sales in the first quarter resulted in a gross profit of $3.1 million, which was significantly higher than the profit we would likely have realized on the 2,900 tons of lost ammonia production.

Cost of sales primarily consists of the cost of natural gas (East Dubuque’s primary feedstock), labor, depreciation and electricity. Cost of sales for the year ended December 31, 2015 was $99.6 million compared to $121.6 million for the same period in the prior year. The decrease in the cost of sales was primarily due to business interruption insurance proceeds and a decrease in natural gas costs. During the year ended December 31, 2015, we recorded $4.6 million in business interruption insurance proceeds relating to the 2013 fire. Decreased natural gas costs were due to a $6.4 million increase in unrealized gain on natural gas derivatives and a decrease in natural gas prices. Natural gas, including unrealized gains (losses) on natural gas derivatives, comprised 42% and labor costs comprised 15% of cost of sales on product shipments for the year ended December 31, 2015. For the year ended December 31, 2014, natural gas was 50% and labor was 13% of cost of sales. Depreciation expense included in cost of sales was $18.0 million for the year ended December 31, 2015 and  $15.7 million for the year ended December 31, 2014. The increase in depreciation expense included in cost of sales was primarily due to the increase in ammonia sales volumes as depreciation is a component of the cost of goods and recognized at the time the product is sold. During the year ended December 31, 2014, we recorded $0.9 million of expense reimbursements under an insurance claim filed for the fire, which occurred in 2013.

Gross profit was $101.7 million for the year ended December 31, 2015, compared to $74.8 million for the year ended December 31, 2014. Gross profit margin was 51% for the year ended December 31, 2015, compared to 38% for the year ended December 31, 2014. The increases in gross profit and gross margin were primarily due to higher sales volumes for ammonia, business interruption insurance proceeds and lower natural gas costs, partially offset by lower sales prices for all nitrogen fertilizer products. Gross profit margin, without business interruption insurance proceeds and natural gas derivatives, was 44% for the year ended December 31, 2015, compared to 40%, without natural gas derivatives, for the same period in the prior year.

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

During the fourth quarter of 2014, our East Dubuque Facility’s ammonia plant was shut down for seven days for unplanned repairs and maintenance. Also, during the third quarter of 2014, our East Dubuque Facility’s ammonia plant was shut down for ten days for unplanned repairs and maintenance. Gross profit was negatively impacted as the outages reduced the amount of product available for sale. Problems with the ammonia synthesis converter caused the shut-downs in both cases. The converter was damaged during a fire in 2013, then repaired and returned to service. The facility is currently operating near capacity, but it is possible that additional repairs will be needed before the converter is expected to be replaced before the end of summer 2016.

Operating expenses were $9.8 million for the year ended December 31, 2015, compared to $5.9 million for the year ended December 31, 2014. These expenses were primarily comprised of selling, general and administrative expenses, and depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2015 were $9.2 million, compared to $5.2 million for the year ended December 31, 2014. This increase was primarily due to professional fees related to the Merger.

Depreciation and Amortization . Depreciation expense included in operating expense was $0.1 million for the year ended December 31, 2015, compared to $0.2 million for the year ended December 31, 2014. The majority of depreciation expense incurred was a manufacturing cost and was distributed between cost of sales and finished goods inventory, based on production volumes and ending inventory levels. However, a portion of depreciation expense was associated with assets supporting general and administrative functions and was recorded in operating expense.

Other . Other expenses include loss on disposal of fixed assets, which was $0.4 million for the year ended December 31, 2015, compared to $0.5 million for the prior year.

Operating income was $91.9 million for the year ended December 31, 2015, compared to $68.9 million for the year ended December 31, 2014. The increase was primarily due to higher sales volumes for ammonia, business interruption insurance proceeds and lower natural gas costs, partially offset by lower sales prices for all nitrogen fertilizer products and higher selling, general and administrative expenses, as described above.

Energy Technologies

Income from discontinued operations, our former energy technologies segment, for the year ended December 31, 2015 was $0.4 million, compared to $7.3 million for the same period in the prior year.

For the year ended December 31, 2015, we received a property tax refund of $1.1 million, partially offset by severance costs, insurance costs, security costs and property taxes. During the year ended December 31, 2014, we completed the sale of our alternative energy technologies, which resulted in a gain of $15.3 million, and recorded a loss on impairment on the PDU of $2.9 million. For the year, we also had selling, general and administrative costs of $5.6 million consisting primarily of personnel and travel costs of the personnel team essential to the sale of operations, insurance costs, security costs and property taxes. Tax benefit for the year ended December 31, 2014 was $1.2 million.

THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Continuing Operations:

Revenues

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Revenues:
Pasadena	$138,233	$133,675
Fulghum Fibres	94,748	58,284
Wood Pellets: Industrial	4,086	—
Wood Pellets: NEWP	32,114	—
Total revenues	$269,181	$191,959

Pasadena

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonium sulfate	572	$116,330	428	$107,435
Sulfuric acid	112	9,624	148	13,514
Ammonium thiosulfate	67	10,217	54	10,221
Other	N/A	2,062	N/A	2,505
Total - Pasadena	751	$138,233	630	$133,675

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

Fulghum Fibres

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Revenues:
Service	$70,317	$48,192
Product	24,431	10,092
Total revenues - Fulghum	$94,748	$58,284

Fulghum’s operations are included in our historical operating results only from the closing date of the Fulghum Acquisition, which was May 1, 2013. Revenues for the year ended December 31, 2014 were $94.7 million, compared to $58.3 million for the year ended December 31, 2013. The increase was due to our ownership of Fulghum for the full year in 2014 as compared to eight months in 2013. For the year ended December 31, 2014, United States operations generated $59.0 million of revenues, while South America operations recorded $35.7 million of revenues. For the year ended December 31, 2013 United States operations generated $40.7 million of revenues, while South America operations recorded $17.6 million of revenues. Service revenues are those earned under agreements for wood yard operations services and wood fibre processing services in the United States and South America. Product revenues are those earned by our Chilean operations from the sale of wood chips and bark. During the year ended December 31, 2014, our mills in the United States processed 12.4 million GMT of logs into wood chips and residual fuels; our mills in South America processed 2.4 million GMT of logs. During the eight months ended December 31, 2013, our mills in the United States processed 8.4 million GMT of logs into wood chips and residual fuels; our mills in South America processed 1.5 million GMT of logs.

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

Wood Pellets: Industrial

Revenues were $4.1 million at the Atikokan Facility for the year ended December 31, 2014, earned by delivering to OPG 21,000 metric tons of wood pellets sourced from a third-party wood pellet producer. At December 31, 2014, the Atikokan Facility was in the commission phase and producing wood pellets, while the Wawa Facility was still under construction.

We amended the Drax Contract to cancel all wood pellet deliveries that were due in 2014 and to reduce the required volume of wood pellets to be delivered to Drax in 2015 to 240,000 tonnes from 360,000 tonnes. In exchange for the canceled deliveries and reduced volume commitments, we paid Drax a penalty of approximately $170,000.

Wood Pellets: NEWP

Revenues were $32.1 million from May 1, 2014 through December 31, 2014 on deliveries of 165,000 tons of wood pellets.

Cost of Sales

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Cost of sales:
Pasadena	$152,541	$143,204
Fulghum Fibres	82,304	46,252
Wood Pellets: Industrial	3,383	—
Wood Pellets: NEWP	26,064	—
Total cost of sales	$264,292	$189,456

Pasadena

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

Fulghum Fibres

Cost of sales for the year ended December 31, 2014 was $82.3 million, compared to $46.3 million for the year ended December 31, 2013. The increase in cost of sales was primarily due to our owning Fulghum for the full year in 2014 as compared to eight months during the year ended December 31, 2013. For the year ended December 31, 2014, service costs represented 70% of our cost of sales, while product costs represented 30% of our cost of sales. For the year ended December 31, 2013, service costs represented 80% of our cost of sales, while product costs represented 20% of our cost of sales. Labor costs comprised 37% of our service cost of sales for the year ended December 31, 2014 and 35% for the same period in the prior year. Repairs and maintenance and utilities comprised 40% of our service cost of sales for the year ended December 31, 2014 and 44% for the same period in the prior year. Depreciation expense included in cost of sales was $7.4 million during the year ended December 31, 2014 and $4.8 million for the same period in the prior year.

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

Wood Pellets: NEWP

Cost of sales from May 1, 2014 through December 31, 2014 was $26.1 million. From May 1, 2014 through December 31, 2014, wood fibre feedstock comprised 48%, packaging comprised 12%, and labor and electricity each comprised 7% of cost of sales. Depreciation expense included in the cost of sales from May 1, 2014 through December 31, 2014 was $1.9 million. Cost of sales from May 1, 2014 through December 31, 2014 also included a $0.2 million write-up of inventory to fair value as part of the NEWP Acquisition.

Gross Profit (Loss)

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Gross profit (loss):
Pasadena	$(14,308)	$(9,529)
Fulghum Fibres	12,444	12,032
Wood Pellets: Industrial	703	—
Wood Pellets: NEWP	6,050	—
Total gross profit	$4,889	$2,503

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

Gross profit margin at our Pasadena Facility can vary significantly from period to period due to changes in the prices of nitrogen fertilizer, ammonia and sulfur, which are all commodities. The prices of these commodities can vary significantly from period to period and do not always move in the same direction. In addition, certain fixed costs of operating our Pasadena Facility are recorded in cost of sales. Their impact on gross profit and gross margins varies as product sales volumes vary seasonally. Because forward sales contracts have not developed for ammonium sulfate to the extent that they have for other nitrogen fertilizer products, it is not possible to lock in our gross profit margins. Additionally, input prices for ammonium sulfate are typically fixed several months before the corresponding product sales prices are known. See “Note 13 — Goodwill” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

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

Wood Pellets: NEWP

Gross profit from May 1, 2014 through December 31, 2014 was $6.1 million. Gross profit margin was 19% from May 1, 2014 through December 31, 2014.

Operating Expenses

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Operating expenses:
Pasadena, excluding impairments	$6,398	$8,650
Pasadena impairments	27,202	30,029
Fulghum Fibres	8,525	2,118
Wood pellets: Industrial	12,657	5,505
Wood pellets: NEWP	1,661	—
Corporate expenses allocated to RNP	7,750	7,683
Corporate and unallocated expenses	28,636	25,444
Total operating expenses	$92,829	$79,429

Pasadena

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation expense and Pasadena goodwill impairment. Operating expenses were $33.6 million for the year ended December 31, 2014, compared to $38.7 million for the year ended December 31, 2013. Operating expenses, excluding impairments, were $6.4 million for the year ended December 31, 2014, compared to $8.7 million for the year ended December 31, 2013.

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

Pasadena Goodwill Impairment. Pasadena goodwill impairment was $27.2 million for the year ended December 31, 2014, compared to $30.0 million for the year ended December 31, 2013. There is no remaining goodwill associated with the Pasadena Facility. See “Note 13 — Goodwill” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data” in this report.

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

Depreciation and Amortization. Depreciation and amortization expense included in operating expense for the year ended December 31, 2014 was $2.1 million and ($1.7) million for the same period in the prior year. For the year ended December 31, 2013, amortization of unfavorable processing agreements exceeded amortization of favorable processing agreements resulting in a credit in depreciation and amortization expense. The majority of depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

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

Operating expenses were $12.7 million for the year ended December 31, 2014, compared to $5.5 million for the same period in the prior year. The increase was primarily due to increases in plant personnel costs of $1.9 million, utilities and other plant start-up costs of $2.6 million, rail car delivery and lease expenses of $2.4 million and professional and consulting services of $0.7 million, partially offset by a gain on disposal of fixed assets of $0.4 million. Operating expenses included penalties of $0.7 million of which $0.5 million was for commitment shortfalls under the Canadian National Contract and $0.2 million for commitment shortfalls under the Drax Contract. During 2014, we did not meet our commitment under the Canadian National Contract to transport a minimum of 1,500 rail carloads. During 2014, we did not meet our commitment under the Drax Contract to deliver the wood pellets required under contract.

Wood Pellets: NEWP

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses from May 1, 2014 through December 31, 2014 were $1.6 million.

Depreciation and amortization expense included in operating expense from May 1, 2014 through December 31, 2014 was $0.1 million. At the time of the NEWP Acquisition, we recorded customer relationships at their fair values as part of purchase accounting for the acquisition. Amortization of these customer relationships in the eight months ended December 31, 2014 resulted in a credit in depreciation and amortization expense. The majority of depreciation expense relates to wood pellet processing assets and was recorded in cost of sales.

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

Selling, general and administrative expenses were $28.0 million for the year ended December 31, 2014, compared to $24.8 million for the year ended December 31, 2013. The increase was primarily due to $1.5 million in legal and consulting costs associated with evaluating shareholder proposals, completing settlements with shareholders and conducting cost studies, a $1.2 million increase in accounting, tax and audit fees, $1.1 million in transaction costs related to the NEWP acquisition, and $0.7 million higher information technology costs, partially offset by $0.5 million lower cash personnel costs and a $0.4 million decrease in non-cash equity based compensation. Non-cash equity-based compensation expense was $5.5 million for the year ended December 31, 2014 compared to $5.9 million for the same period in the prior year.

Operating Income (Loss)

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Operating income (loss):
Pasadena	$(47,907)	$(48,208)
Fulghum Fibres	3,919	9,914
Wood Pellets: Industrial	(11,954)	(5,505)
Wood Pellets: NEWP	4,388	—
Corporate expenses allocated to RNP	(7,750)	(7,683)
Corporate and unallocated expenses	(28,636)	(25,444)
Total operating loss	$(87,940)	$(76,926)

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

Wood Pellets: NEWP

Operating income was $4.4 million from May 1, 2014 through December 31, 2014, which reflects gross profit and operating expenses as described above.

Corporate Expenses Allocated to RNP

Operating loss, which represents operating expenses, was $7.8 million for the year ended December 31, 2014, compared to $7.7 million for the year ended December 31, 2013.

Corporate and Unallocated Expenses

Loss from operations primarily consists of operating expenses, such as selling, general and administrative expenses and depreciation and amortization as described above.

Other Income (Expense), Net

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Other income (expense), net:
Pasadena	$—	$(8)
Fulghum Fibres	(2,867)	(2,169)
Wood pellets: Industrial	343	326
Wood pellets: NEWP	(18)	—
Corporate expenses allocated to RNP	—	4,920
Corporate and unallocated expenses	(2,000)	(513)
Total other income (expense), net	$(4,542)	$2,556

Fulghum Fibres

Other expense, net was $2.9 million for the year ended December 31, 2014, compared to $2.2 million for the same period in the prior year. The increase was primarily due to an increase in interest expense, resulting from additional debt in South America.

Corporate Expenses Allocated to RNP

Other expense, net for the year ended December 31, 2013 consists of a fair value reduction to earn-out consideration of $4.9 million related to the Agrifos Acquisition.

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

Discontinued Operations:

East Dubuque

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Tons	Revenue	Tons	Revenue
	(in thousands)
Revenues:
Ammonia	153	$83,796	103	$66,796
UAN	267	74,666	269	79,377
Urea (liquid and granular)	55	24,920	43	20,455
CO2	81	2,593	71	2,416
Nitric Acid	11	3,803	14	5,150
Other	N/A	6,601	N/A	3,506
Total - East Dubuque	567	$196,379	500	$177,700

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

Cost of sales for the year ended December 31, 2014 was $121.6 million compared to $96.8 million for the same period in the prior year. The increase in the cost of sales was primarily due to an increase in depreciation, the cost of natural gas and electricity. Increased natural gas costs were due to an increase in product sales volumes, additional natural gas purchased for resale and a loss on natural gas derivatives of $4.0 million. Natural gas comprised 47% and labor costs comprised 13% of cost of sales on product shipments for the year ended December 31, 2014. For the year ended December 31, 2013, natural gas was 43% and labor was 12% of cost of sales. Depreciation expense included in cost of sales was $15.7 million for the year ended December 31, 2014 and $9.0 million for the year ended December 31, 2013. The increase in depreciation expense was primarily due to the completion of the ammonia expansion project in late 2013. Increased electricity costs reflected higher rates and usage due in part to the new equipment installed as part of the ammonia expansion project. During the year ended December 31, 2014, we recorded $0.9 million of expense reimbursements under an insurance claim filed for the fire, which occurred in 2013.

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

During the fourth quarter of 2014, our East Dubuque Facility’s ammonia plant was shut down for seven days for unplanned maintenance. Also, during the third quarter of 2014, our East Dubuque Facility’s ammonia plant was shut down for ten days for unplanned maintenance. Gross profit was negatively impacted as the outages reduced the amount of product available for sale. Problems with the ammonia synthesis converter caused the shut-downs in both cases. The converter was damaged during a fire in 2013, then repaired and returned to service. The facility is currently operating near capacity, but it is possible that additional repairs will be needed before the converter is expected to be replaced before the end of summer 2016.

Operating expenses were $5.9 million for the year ended December 31, 2014, compared to $5.8 million for the year ended December 31, 2013. These expenses were primarily comprised of selling, general and administrative expenses, depreciation expense and asset disposal costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2014 were $5.2 million, compared to $4.8 million for the year ended December 31, 2013. This increase was primarily due to a one-time expense related to severance of $1.0 million, partially offset by a decrease in bonus expense of $0.5 million.

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

Operating income was $68.9 million for the year ended December 31, 2014, compared to $75.0 million for the year ended December 31, 2013. The decrease was primarily due to lower product pricing, increased costs of natural gas, depreciation and electricity and higher selling, general and administrative expenses, as described above.

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

The table below reconciles RNP’s Adjusted EBITDA (including the portion of Adjusted EBITDA that is included in discontinued operations), which is a non-GAAP financial measure, to net income (loss) for RNP for the periods presented.

	For the Years Ended December 31,
	2015	2014	2013
	(unaudited, in thousands)
Net income (loss)	$(153,031)	$(32,504)	$38
Add back: Non-RNP loss	57,261	31,442	4,030
Deduct: RNP depreciation and amortization(1)	5,756	—	—
RNP net income (loss)	$(101,526)	$(1,062)	$4,068
Add RNP items:
Net interest expense	21,701	19,057	14,098
Pasadena asset impairment	160,622	—	—
Pasadena goodwill impairment	—	27,202	30,029
Agrifos settlement	—	(5,632)	—
Loss on debt extinguishment	—	635	6,001
Gain on fair value adjustment to earn-out consideration	—	—	(4,920)
Loss on interest rate swaps	—	—	7
Income tax (benefit) expense	67	18	(96)
Depreciation and amortization	24,934	24,257	17,312
Other(2)	(1,341)	202	(1)
RNP's Adjusted EBITDA	$104,457	$64,677	$66,498

(1)

Under accounting guidance, depreciation and amortization expense ceases for assets that qualify for discontinued operations treatment. This amount reflects the amount of depreciation and amortization expense that we would have recorded if allowed under accounting guidance.

(2)	Includes a one-time easement payment of $1.4 million received by RNP during the year ended December 31, 2015.

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for Fulghum. For the year ended December 31, 2013, the period only reflects operations from the date of acquisition, May 1, 2013, through December 31, 2013.

	For the Years Ended December 31,
	2015	2014	2013
	(unaudited, in thousands)
Fulghum net income (loss) per segment disclosure	$(3,007)	$75	$6,967
Add Fulghum items:
Net interest expense	2,258	2,578	1,755
Asset impairment	11,256	—	—
Income tax expense	219	584	536
Depreciation and amortization	11,666	9,462	3,128
Other(1)	(794)	682	656
Fulghum's Adjusted EBITDA	$21,598	$13,381	$13,042

(1)

Includes a gain of $1.6 million. During the year ended December 31, 2015, Fulghum negotiated a settlement with its insurance carriers related to the 2014 fire at their mill in Maine, which resulted in the gain of $1.6 million. The gain represented the excess of the settlement amount over the net book value of the property destroyed.

The table below reconciles Wood Pellets: Industrial’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net loss for Wood Pellets: Industrial.

	For the Years Ended December 31,
	2015	2014	2013
	(unaudited, in thousands)
Wood Pellets: Industrial net loss per segment disclosure	$(36,542)	$(11,616)	$(5,180)
Add Wood Pellets: Industrial items:
Net interest (income) expense	1,330	(36)	(27)
Income tax expense	5	4	1
Depreciation and amortization	2,235	139	26
Other	398	(307)	(298)
Wood Pellets: Industrial Adjusted EBITDA	$(32,574)	$(11,816)	$(5,478)

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for NEWP. The 2014 amounts for the year ended December 31, 2014 are for the period May 1, 2014 (date of NEWP Acquisition) through December 31, 2014.

	For the Years Ended December 31,
	2015	2014
	(unaudited, in thousands)
NEWP net income per segment disclosure	$7,664	$4,342
Add NEWP items:
Net interest expense	596	301
Income tax expense	78	29
Depreciation and amortization	4,517	1,967
Other	(413)	(283)
NEWP's Adjusted EBITDA	$12,442	$6,356

The table below reconciles Consolidated Adjusted EBITDA (including discontinued operations), which is a non-GAAP financial measure, to consolidated net loss.

	For the Years Ended December 31,
	2015	2014	2013
	(unaudited, in thousands)
Net income (loss)	$(153,031)	$(32,504)	$38
Add items:
Net interest expense	32,399	22,279	16,382
Asset impairment	171,878	—	—
Pasadena goodwill impairment	—	27,202	30,029
Agrifos settlement	—	(5,632)	—
Loss on debt extinguishment	—	1,485	6,001
Gain on sale of Natchez	—	—	(6,275)
Gain on sale of alternative energy assets	—	(14,466)	—
(Gain) loss on fair value adjustment to earn-out consideration	(230)	1,033	(5,122)
Income tax (benefit) expense	384	347	(26,591)
Depreciation and amortization	38,145	36,404	21,056
Other(1)	(1,974)	(22)	412
Consolidated Adjusted EBITDA	$87,571	$36,126	$35,930

(1)	Includes Fulghum’s gain of $1.6 million and RNP’s easement payment of $1.4 million described above. Both are being backed out of the calculation of Adjusted EBITDA.

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities - continuing operations	$7,548	$(39,708)	$(21,081)
Operating activities - discontinued operations	61,211	64,642	33,429
Investing activities - continuing operations	(56,277)	(179,040)	(113,065)
Investing activities - discontinued operations	(27,643)	(10,970)	(49,129)
Financing activities	22,567	103,118	114,477
Effect of exchange rate on cash	(2,659)	(216)	2
Increase (decrease) in cash	$4,747	$(62,174)	$(35,367)

Operating Activities

Net cash used in operating activities – continuing operations for the year ended December 31, 2015 was $7.5 million. We had net loss from continuing operations of $211.0 million for the year ended December 31, 2015 including non-cash asset impairment charges of $171.9 million. Inventories increased by $29.9 million during the year ended December 31, 2015 primarily due to a build-up of inventory at our Pasadena Facility as part of our restructuring of operations to focus on high-margin sales in the domestic market, a build-up of inventory at the Atikokan and Wawa Facilities, and an increase in inventory at NEWP. Deferred revenue increased by $2.9 million during the year ended December 31, 2015 primarily due to collections of cash for products stored at a distributor for our Pasadena Facility.

Net cash provided by operating activities – discontinued operations for the year ended December 31, 2015 was $61.2 million. We had net income – discontinued operations of $58.0 million for the year ended December 31, 2015. Deferred revenue decreased by $13.1 million during the period. The decrease in deferred revenue was due to a reduction in prepaid sales contracts at our East Dubuque Facility. A combination of lower corn prices and more nitrogen fertilizer product available on the market reduced the incentive for our East Dubuque Facility’s customers to enter into prepaid sales contracts like they typically do in the fourth quarter. We had an unrealized gain on natural gas derivatives of $2.4 million relating to our forward purchase natural gas contracts. We recorded $4.6 million in business interruption insurance proceeds relating to the 2013 fire at our East Dubuque Facility.

Net cash used in operating activities – continuing operations for the year ended December 31, 2014 was $39.7 million. We had net loss from continuing operations of $80.6 million for the year ended December 31, 2014, including a non-cash Pasadena goodwill impairment charge of $27.2 million, which relates to the Agrifos Acquisition. We also had non-cash equity-based compensation expense of $6.5 million during the year ended December 31, 2014.

Net cash provided by operating activities – discontinued operations for the year ended December 31, 2014 was $64.6 million. We had net income – discontinued operations of $48.1 million for the year ended December 31, 2014. For the year ended December 31, 2014, we had a net gain on sale of assets of $14.7 million, which consisted of a gain of $15.3 million related to the sale of our alternative energy technologies, partially offset by an increase of $0.8 million in the asset retirement obligation related to Natchez. In 2014, we recorded an impairment of $2.9 million for the PDU. We had a loss on natural gas derivatives of $4.0 million relating to our East Dubuque Facility’s forward purchase natural gas contracts.

Net cash used in operating activities – continuing operations for the year ended December 31, 2013 was $21.1 million. We had net loss from continuing operations of $38.9 for the year ended December 31, 2013. For the year ended December 31, 2013, we had a non-cash Pasadena goodwill impairment of $30.0 million. We also had equity-based compensation expense of $7.1 million. Deferred income tax benefit of $27.1 million was due primarily to the release of income tax valuation allowances resulting from recording deferred tax liabilities related to the Fulghum Acquisition.

Net cash provided by operating activities – discontinued operations for the year ended December 31, 2013 was $33.4 million. We had net income – discontinued operations of $38.9 million for the year ended December 31, 2013. During this period, we issued the RNP Notes and paid off the outstanding principal balance under a credit agreement, which resulted in a loss on the extinguishment of debt of $6.0 million. Accrued interest increased by $3.1 million due primarily to the RNP Notes.

Investing Activities

Net cash used in investing activities – continuing operations was $56.3 million for the year ended December 31, 2015. Net cash used in investing activities was primarily related to the capital expenditures to finish construction of the Atikokan and Wawa Facilities. During the period, we also completed the Allegheny Acquisition.

Net cash used in investing activities – discontinued operations was $27.6 million for the year ended December 31, 2015. Net cash used in investing activities was primarily related to the capital expenditures to upgrade a nitric acid compressor train and replace the ammonia synthesis converter at our East Dubuque Facility.

Net cash used in investing activities – continuing operations was $179.0 million for the year ended December 31, 2014. Net cash used in investing activities was primarily related to capital expenditures of $126.4 million to construct the Atikokan and Wawa Projects, and to construct the power generation project and replace the sulfuric acid converter at our Pasadena Facility. During the period, we also completed the NEWP Acquisition for net cash of $31.6 million.

Net cash used in investing activities – discontinued operations was $11.0 million for the year ended December 31, 2014. Net cash used in investing activities was primarily related to the capital expenditures to upgrade a nitric acid compressor train and complete our urea expansion project at our East Dubuque Facility. During the period, we also sold the alternative energy technologies business and some related equipment, which resulted in cash receipts of $14.8 million.

Net cash used in investing activities – continuing operations was $113.1 million for the year ended December 31, 2013. During the period, we paid approximately $53.2 million, net of cash received, for the Fulghum Acquisition, $6.2 million for the Wawa Project and $4.9 million for the Atikokan Facility. Also during the period, we had capital expenditures of $32.3 million related to the ammonium sulfate debottlenecking and production capacity project, the power generation project and the initial phases of the sulfuric acid converter replacement project at our Pasadena Facility.

Net cash used in investing activities – discontinued operations was $49.1 million for the year ended December 31, 2013. Net cash used in investing activities was primarily related to the ammonia production and storage capacity expansion project at our East Dubuque Facility.

Financing Activities

Net cash provided by financing activities was $22.6 million for the year ended December 31, 2015. During the year ended December 31, 2015, we borrowed an additional $45.0 million under the A&R GSO Credit Agreement and RNP borrowed an additional $19.5 million under the GE Credit Agreement. We also entered into an $8.0 million term loan in connection with the Allegheny Acquisition. During the period, we made debt payments of $34.1 million and dividend payments to preferred stockholders of $4.5 million, and RNP made cash distributions to holders of noncontrolling interests of $30.3 million. We also made an earn-out consideration payment of $5.0 million, which includes the $3.8 million initially estimated value of the earn-out consideration at the closing date of the NEWP Acquisition. The payment also includes the portion of the earn-out consideration ($1.2 million) that was recorded in the consolidated statement of operations, which was reflected in changes in operating assets and liabilities in the consolidated cash flows statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, our current assets and current liabilities consisted of the following:

	Rentech Excluding RNP	RNP	Consolidated Before RNP Disc Ops Adjmts	RNP Disc Ops Adjmts(1)	Rentech, Inc. Consolidated
	(in thousands)
Cash	$33,119	$15,823	$48,942	$(7,234)	$41,708
Accounts receivable	9,495	11,451	20,946	(9,001)	11,945
Inventories	22,009	32,116	54,125	(8,596)	45,529
Other current assets	6,891	6,119	13,010	(2,264)	10,746
Assets of discontinued operations	106	—	106	27,095	27,201
Total current assets	$71,620	$65,509	$137,129	$—	$137,129
Accounts payable	$12,266	$12,022	$24,288	$(7,007)	$17,281
Accrued liabilities	17,158	15,212	32,370	(9,568)	22,802
Debt	18,744	—	18,744	—	18,744
Other current liabilities	10,773	26,237	37,010	(15,074)	21,936
Liabilities of discontinued operations	957	—	957	31,649	32,606
Total current liabilities	$59,898	$53,471	$113,369	$—	$113,369

We had long-term liabilities of $521.5 million, comprised primarily of the RNP Notes, Fulghum debt, GSO Credit Agreement, NEWP debt, and the financing obligation with respect to the construction of assets by QSL, or the QS Construction Facility.

At December 31, 2015, our debt consisted of the following:

	Excluding RNP	RNP	Rentech, Inc. Consolidated
	(in thousands)
RNP Notes - discontinued operations	$—	$320,000	$320,000
A&R GSO Credit Agreement	95,000	—	95,000
GE Credit Agreement - discontinued operations	—	34,500	34,500
Fulghum debt(2)	47,049	—	47,049
NEWP debt(3)	16,107	—	16,107
QS Construction Facility(4)	19,926	—	19,926
Total debt	$178,082	$354,500	$532,582

(1)	Represents adjustments needed to reclassify RNP, excluding the Pasadena Facility, to discontinued operations in Rentech’s consolidated financial statements.
(2)	The Fulghum debt consists primarily of 14 term loans and eight short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(3)	The NEWP debt consists primarily of four term loans with each term loan secured by specific property and equipment.
(4)	The amount that we owe under the obligation is $13.7 million. See Note 16 — Commitments and Contingencies — Gain and Loss Contingencies.

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

Wood Fibre Processing and Corporate Activities

In the first quarter of 2016, the Company entered into the GSO credit facility, which provides the ability to draw $6.0 million in delayed draw term loans, or the Tranche D Loans, at a rate equal to the greater of (i) LIBOR plus 14.00% and (ii) 15.00% per annum. While the Company does not expect to need proceeds from the Tranche D Loan, the facility is available through the earlier of the Merger closing and May 31, 2016 should expectations change.

Also in the first quarter, the Company entered into an agreement with the GSO Funds to modify the repayment terms of the Tranche A Loans and Series E Preferred Stock.  Under the new agreement, the Company is required to deliver to GSO Funds the lesser of (i) all of the units of CVR Partners the Company receives at the closing of the Merger or (ii) $140 million of units of CVR Partners (valued using the volume weighted average price of the CVR units for the 60 trading days ending two days prior to the closing of the Merger, less a 15% discount) in exchange for retiring the equivalent dollar amount of Series E Preferred Stock and Tranche A Loans debt.  To the extent that there are not enough units of CVR Partners available to repay the GSO Funds in full, any portion of the par value of the Series E Preferred Stock or the principal amount of the Tranche A Loans not repaid shall remain outstanding (and the Tranche A Loans will be converted to Tranche B Loans). For further details on the terms of the Tranche D Loans, or the Tranche D Loans, and modifications of the GSO exchange, see “Note 15 – Debt” to the consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data”.

With the recent sale of the Pasadena Facility, the Company has satisfied all of the material conditions necessary to close the Merger, which is expected to close on or about March 31, 2016.   Under terms of the Merger, each outstanding unit of RNP will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash.  We expect to receive $62.2 million in cash consideration, before payment of expenses and corporate taxes from the Merger, including our share of cash proceeds from the sale of the Pasadena Facility.  Upon closing the Merger and completing the exchange with the GSO Funds, the Company is expected to have sufficient liquidity to fund the Company’s approved investment and operating needs for at least the next twelve months.

Although we do not believe it to be likely, if the Merger fails to close  on the expected terms or at all, the Company would not have sufficient liquidity for the next twelve months without raising additional capital.  There can be no assurance that the Company will be able to raise sufficient capital on terms it finds acceptable or at all. This would cause a material adverse effect on the Company’s business, results of operations, and financial condition, and on its ability to complete construction of the Atikokan Facility and the Wawa Facility and fund its normal operations.

In addition, the Company is in the process of ramping up production on the Wawa Facility and the Atikokan Facility. We expect to spend approximately $21 million to complete modifications and enhancements of the facilities in 2016. Our total operating and input costs at our Canadian facilities are expected to be higher than the net proceeds we receive under the agreements with Drax and OPG in 2016.  In addition, we expect to continue to build working capital requirements for the plants as they ramp up production. If production is lower than expected, the use of cash could be higher at the Wawa Facility and the Atikokan Facility and the Company could also face significant penalties under its contracts with Drax and Canadian National in 2016.  A 10% shortfall in forecasted production could increase the cash used by our Canadian facilities by an estimated $2 million, inclusive of estimated penalties of approximately $1 million.

Sources of Capital

During the twelve months ended December 31, 2015, we funded development activities, operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand, distributions from RNP and proceeds from the A&R GSO Credit Agreement. Capital expenditures at one of our mills in Chile were funded with Chilean bank debt.

Our debt facilities used to support our wood fibre processing business and corporate activities are the Fulghum debt, the NEWP debt, the QS Construction Facility, the credit agreement with Bank of Montreal, or the BMO Credit Agreement, and the GSO Credit Agreement. For a description of the terms of the Fulghum debt, the NEWP debt, the QS Construction Facility, and the BMO Credit Agreement, see “Note 15 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report. In January 2015, we funded the acquisition of Allegheny’s assets with a five-year, $8.0 million term loan, which amortizes as if it had a seven-year maturity. The term loan has an interest rate of LIBOR plus 2.25 percent, and contains financial covenants that may restrict dividends from NEWP to Rentech. The excess proceeds from the term loan will be used for transaction costs and capital expenditures. We also borrowed $45.0 million under the A&R GSO Credit Agreement (see below and “Note 15—Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report).

GSO Credit Agreement and A&R GSO Credit Agreement

On April 9, 2014, we entered into the GSO Credit Agreement, which consists of a $50.0 million term loan facility, with a five-year maturity. On February 12, 2015, we entered into the A&R GSO Credit Agreement, which increased available borrowing capacity under the facility from $50.0 million to $95.0 million. At December 31, 2015, we had outstanding borrowings under the facility of $95.0 million.

On March 11, 2016, the Company and RNHI, entered into a First Amendment to Loan Documents, or the First Amendment, among RNHI, as borrower, the Company, as parent guarantor, the GSO Funds, as lenders, or the Lenders, and Credit Suisse, as administrative agent, or the Agent. The First Amendment provides, among other items, the following:

•

Amendment of the A&R GSO Credit Agreement by, among other things, terminating the commitment of the Lenders to the Tranche C loans and providing a new commitment from the Lenders to provide $6.0 million the Tranche D Loans.  Proceeds of the Tranche D Loans will be used for general corporate purposes and to complete the construction of the Atikokan Facility and the Wawa Facility, and will be funded at 95.0% of the principal amount of such loan. Tranche D Loans bear interest at a rate equal to the greater of (i) LIBOR plus 14.00% and (ii) 15.00% per annum, and will mature on the earlier of the closing of the Merger and May 31, 2016. Proceeds received by the Company from the sale of the Pasadena Facility are required first, to prepay the Tranche D Loans and second, to reduce the commitments of Lenders to provide Tranche D Loans.

•

In addition, (i) upon either the occurrence of an event of default and acceleration of the A&R GSO Credit Agreement or RNHI’s failure to pay any loans under the A&R GSO Credit Agreement at maturity, a prepayment fee equal to 7.5% on all outstanding loans under the A&R GSO Credit Agreement will be applied and (ii) if the Merger is not closed by the Outside Date (as such term is defined in the Merger Agreement), an event of default will have occurred. Both of these new conditions will be rescinded upon the prior payment in full of the Tranche D Loans and termination of all commitments thereunder.

•

Amendment of RNHI’s existing Amended and Restated Pledge Agreement, or the Pledge Agreement, to require RNHI to pledge an additional 3,114,439 common units of the RNP owned by RNHI, as security for RNHI’s obligations under the A&R GSO Credit Agreement.

•

The obligations of RNHI under the Tranche D Loans will be guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries other than RNP, the subsidiaries of RNP and certain other excluded subsidiaries, or collectively, the Loan Parties, and the guarantees are secured by a lien on substantially all of the Loan Parties’ tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests owned by the Loan Parties, of which the Loan Parties now own or later acquire more than a 50% interest, subject to certain exceptions.  In connection with the First Amendment, all Loan Parties reaffirmed their guarantees and pledges to the Lenders under the A&R GSO Credit Agreement.

•

The Company’s agreement to hire a Chief Restructuring Officer upon the earlier of (i) its failure to sell or spin off the Pasadena Facility by April 29, 2016 or (ii) failure to close the Merger by May 31, 2016 as a result of a breach of the Merger

Agreement by RNP, its subsidiaries or their affiliates (including as a result of a breach of representation, warranty or covenant, or any default).

2014 Preferred Stock

On April 9, 2014, we issued the 2014 Preferred Stock in the aggregate purchase price of $98.0 million (reflecting an issuance discount of 2%). Dividends on the 2014 Preferred Stock, which are payable in cash, accrue and are cumulative, whether or not declared by our Board, at the rate of 4.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon.

Proposed Redemption of Preferred Stock and Reduction of Indebtedness

In connection with the Merger, RNHI, the Company and certain of its other subsidiaries entered into a Waiver and Amendment of Certain Loan and Equity Documents, dated as of August 9, 2015, or the Waiver. In connection with the First Amendment, the Company and certain of its subsidiaries entered into an Amendment to Waiver Letter, or the Waiver Amendment, which amends the Waiver. The Waiver Amendment covers (i) the A&R GSO Credit Agreement, (ii) that certain Amended and Restated Guaranty Agreement, dated as of February 12, 2015 (as amended or modified to date, the Guaranty), by and among the Company and certain of its subsidiaries in favor of Credit Suisse and (iii) that certain Subscription Agreement, dated as of April 9, 2014 (as amended or modified to date, the Subscription Agreement), by and among the Company, the Purchasers identified therein and the Purchaser’s Representative identified therein.

Pursuant to the Waiver Amendment, the lenders under the A&R GSO Credit Agreement, the Agent and GSO Capital, as applicable, agreed to waive compliance with the A&R GSO Credit Agreement, Guaranty, and certain restrictions in the Subscription Agreement, solely to the extent they restrict or prohibit the Company, RNHI, RNP, and Rentech Nitrogen GP, LLC’s ability to fulfill its obligations under the Merger Agreement and related documents.  The Waiver Amendment also attaches drafts of a second amended and restated credit agreement, or the Second A&R Credit Agreement, second amended and restated guaranty and a preferred equity exchange and discharge agreement, or the Exchange Agreement, relating to the Series E Preferred Stock of the Company, each of which would be entered into at the closing under the Merger Agreement.

The Second A&R Credit Agreement and the Exchange Agreement provides for, among other items, the following:

•

At the closing of the Merger, the Company and the GSO Funds will exchange up to $100 million of the Series E Preferred Stock held by the GSO Funds for $100 million of common units representing limited partner interests of CVR Partners, or the CVR Common Units, received by the Company as consideration for the Merger (valued using the volume weighted average price of CVR Common Units for the 60 trading days ending two trading days prior to the closing of the Merger, less a 15% discount).

•

For a period of six months following the expiration of the six-month lock-up period that will apply to the CVR Common Units under the transaction documents for the Merger, the Company will have a one-time call right to acquire any of the CVR Common Units described above which are still held by the GSO Funds. Assuming all of the Series E Preferred Stock is exchanged under the Exchange Agreement, the call price per unit will equal $150 million divided by the aggregate number of CVR Common Units delivered to the GSO Funds pursuant to the Exchange Agreement.

•

If all of the Series E Preferred Stock is exchanged under the Exchange Agreement, the GSO Funds’ right to designate two directors will expire upon such exchange.  If any such preferred stock remains outstanding, subject to Nasdaq listing requirements, the GSO Funds will have the right to appoint one or two directors to the Company’s board of directors (depending on the number of shares held by the GSO Funds).

•

At the closing of the Merger, up to $40 million of the existing Tranche A loans under the Credit Agreement will be repaid in exchange for CVR Common Units (valued using the volume weighted average price for the 60 trading days ending two days prior to the closing of the Merger, less a 15% discount), plus payment of accrued and unpaid interest and the 1% prepayment premium in cash.  Any remaining outstanding Tranche A term loans will be converted to Tranche B loans.

•

The CVR Common Units received by the Company upon the consummation of the Merger will be used first to repay the par value of the Series E Preferred Stock and, after such par value has been paid in full, to repay the principal amount of the Tranche A loans.  To the extent that there are not enough CVR Common Units available to repay the GSO Funds in full, any portion of the par value of the Series E Preferred Stock or the principal amount of the Tranche A loans not repaid shall remain outstanding (and the Tranche A term loans will be converted to Tranche B loans as described above).

•

After the closing of the Merger, the Tranche B loans (both the existing Tranche B loans and the converted Tranche A loans) will accrue interest at LIBOR plus 7%, with a LIBOR floor of 1%, with a similar collateral and covenant package to the existing loans.

•	GSO Capital has also agreed to a non-binding provision to use commercially reasonable efforts to discuss in good faith possible amendments to the remaining terms of the Exchange Agreement.

Restriction on Sales of RNP Common Units and CVR Partners Common Units

Certain provisions of the A&R GSO Credit Agreement and the Subscription Agreement may have substantial effects on our liquidity. The Company has pledged all of its RNP common units pursuant to the A&R GSO Credit Agreement and the Subscription Agreement, other than 3.1 million unpledged RNP common units. For further information regarding these terms, see “Note 15 — Debt” and “Note 18 — Preferred Stock” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report.

Simultaneously with the execution of the Merger Agreement, the Company entered into a voting and support agreement with CVR Partners pursuant to which it agreed to vote its approximately 59.6% of the outstanding RNP common units in support of the Merger, or the Voting and Support Agreement. In addition, the Company would need CVR Partners’ approval under the terms of the Voting and Support Agreement in order to transfer its unpledged RNP common units.

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

Distributions

Until the Merger occurs, we expect quarterly distributions from RNP to be a source of liquidity for our wood fibre processing and corporate activities. Cash distributions from RNP may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. Cash distributions in 2016 may be significantly less than cash available for distribution if RNP elects to replenish working capital reserves. We receive 59.6% of any quarterly distributions made to RNP’s common unitholders based on our current ownership interest in RNP. However, our ownership interest in RNP may be reduced over time if we elect to sell any of our common units or if additional common units were to be issued by RNP. The Indenture governing the RNP Notes and the GE Credit Agreement contain important restrictions on RNP’s ability to make distributions to its common unitholders (including us), as discussed below in “RNP Activities—Sources of Capital—RNP Notes Offering” and “RNP Activities—Sources of Capital—RNP GE Credit Agreement.” Additionally, the Merger Agreement permits RNP to make cash distributions to its common unitholders (including us), so long as cash available for distribution is calculated in accordance with the Merger Agreement, which generally requires the calculation to be consistent with RNP’s historical practice.

RNP paid a cash distribution to its common unitholders for the fourth quarter of 2015 of $0.10 per unit, which resulted in total distributions of $3.9 million, including payments to phantom unitholders. We received a distribution of $2.3 million, representing our share of distributions based on our ownership of common units. The cash distribution was paid on February 29, 2016 to unitholders of record at the close of business on February 25, 2016.

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

Capital Expenditures

We estimate the total cost to acquire and convert the Atikokan and Wawa Facilities, including the costs of required modifications to the material-handling systems, will be approximately $145 million. This total cost includes working capital, commissioning costs, and contingency on the planned repairs and modifications to material handling systems. Our projection for capital expenditures does not include contingencies to address any other unforeseen issues that may arise during ramp-up of the facilities. For the year ended December 31, 2015, total combined expenditures, including construction, working capital, and costs to commission, for the Atikokan and Wawa Facilities were approximately $20 million. As of December 31, 2015, remaining cash expenditures to complete the Atikokan and Wawa Facilities are expected to be approximately $21 million.

On January 23, 2015, NEWP acquired for $7.2 million substantially all of the assets of Allegheny Pellet Corporation, or Allegheny, which consisted of a wood pellet processing facility located in Youngsville, Pennsylvania, or the Allegheny Acquisition. At the Allegheny facility, we plan to spend $1.0 million in 2016 to address regulatory compliance issues related to state environmental and air emissions requirements as well as safety requirements.

Excluding RNP’s debt, Rentech’s current portion of debt is $18.7 million, of which $18.3 million represents outstanding principal balance and $0.4 million debt premium and debt issuance costs. Fulghum’s portion of the outstanding principal balance is $14.1 million, followed by $3.5 million for NEWP and $0.7 million for the Wood Pellets: Industrial segment. We expect Fulghum and NEWP to cover their respective debt service with their cash from operations. We expect to provide the Wood Pellets: Industrial segment with the funds to cover its debt service.

RNP Activities

Sources of Capital

Our principal sources of capital at RNP have historically been cash from operations, the proceeds of RNP’s initial public offering, and borrowings. RNP’s current debt obligations are the RNP Notes and the GE Credit Agreement. We expect to be able to fund RNP’s operating needs, including maintenance capital expenditures, from RNP’s operating cash flow, cash on hand at RNP and borrowings under the GE Credit Agreement, for at least the next 12 months. We expect to fund RNP’s announced expansion projects at the East Dubuque Facility through borrowings under the GE Credit Agreement.

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

The Indenture governing the RNP Notes prohibits RNP from making distributions to its common unitholders (including us) if any Default (except a Reporting Default) or Event of Default (each as defined in the Indenture) exists. In addition, the Indenture contains covenants that may limit RNP’s ability to pay distributions to its common unitholders. The effect, if any, of the covenants depends on RNP’s Fixed Charge Coverage Ratio (as defined in the Indenture). If the Fixed Charge Coverage Ratio is equal to or greater than 1.75 to 1.00, RNP will generally be permitted to make distributions to its common unitholders under the Indenture. If the Fixed Charge Coverage ratio is less than 1.75 to 1.00, RNP may make distributions to its common unitholders in an amount not exceed $60.0 million. For the year ended December 31, 2015, RNP’s Fixed Charge Coverage Ratio was 4.81 to 1.00. For a description of the terms of the RNP Notes, see “Note 15 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report.

RNP GE Credit Agreement

On July 22, 2014, RNP replaced a prior revolving credit agreement by entering into the GE Credit Agreement. The GE Credit Agreement consists of a $50.0 million senior secured revolving credit facility, or the GE Credit Facility, with a $10.0 million letter of credit sublimit. As of December 31, 2015, RNP had $34.5 million outstanding borrowings under the GE Credit Agreement.

Under the GE Credit Agreement, in the event that less than 30% of the commitment amount is available for borrowing on any distribution date, in order to make a distribution on such date (a) RNP must maintain a first lien leverage ratio no greater than 1.0 to 1.0 and (b) the sum of (i) the undrawn amount under the GE Credit Facility and (ii) cash maintained by RNP and its subsidiaries in collateral deposit accounts must be at least $5 million, in each case, on a pro forma basis. In addition, before RNP can make distributions, there cannot be any default under the GE Credit Agreement. The GE Credit Agreement also contains a springing financial covenant requirement that RNP maintain a first lien leverage ratio not to exceed 1.0 to 1.0 (a) at the end of each fiscal quarter where less than 30% of the commitment amount is available for drawing under the GE Credit Facility or (b) a default has occurred and is continuing. The first lien leverage ratio as of December 31, 2015 was 0.33 to 1.0.

Borrowing pursuant to the GE Credit Agreement is subject to compliance with certain conditions, and RNP is, as of the filing date of this report, in compliance with those conditions. Based on its current forecast, RNP expects to be able to borrow under the GE Credit Agreement. For a description of the terms of the GE Credit Agreement, see “Note 15 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report.

Shelf Registration

RNP has an effective shelf registration statement with the SEC, which allows RNP and our subsidiary RNHI, from time to time, in one or more offerings, to offer and sell up to $500.0 million in the aggregate of securities comprised of (i) up to $265.5 million of common units and debt securities to be offered and sold by RNP in primary offerings and (ii) up to 12.5 million common units to be offered and sold by RNHI in secondary offerings. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Upon completion of the merger, the shelf registration statement will be withdrawn.

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

Maintenance capital expenditures for our East Dubuque Facility totaled $10.8 million for the year ended December 31, 2015, $9.4 million for the year ended December 31, 2014 and $9.3 million for the year ended December 31, 2013. Maintenance capital expenditures for our East Dubuque Facility are expected to be $15.5 million for the year ending December 31, 2016. Expansion capital expenditures for our East Dubuque Facility totaled $17.6 million for the year ended December 31, 2015, $14.4 million for the year ended December 31, 2014 and $50.5 million for the year ended December 31, 2013. Expansion capital expenditures for our East Dubuque Facility are expected to be $11.4 million for the year ending December 31, 2016, of which $10.1 million is related to the ammonia synthesis converter project.

Maintenance capital expenditures for our Pasadena Facility totaled $3.9 million for the year ended December 31, 2015. $22.3 million for the year ended December 31, 2014 and $9.0 million for the year ended December 31, 2013. Maintenance capital expenditures for our Pasadena Facility are expected to be $2.9 million for the year ending December 31, 2016. Expansion capital expenditures for our Pasadena Facility totaled $2.1 million, related to the power generation project, for the year ended December 31, 2015, $14.4 million for the year ended December 31, 2014 and $24.2 million for the year ended December 31, 2013. We do not expect to have any expansion capital expenditures for the year ending December 31, 2016.

Our forecasted capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at December 31, 2015:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Continuing Operations:
GSO Credit Agreement (1)	$95,000	$—	$—	$95,000	$—
Fulghum Debt (2)	47,049	14,159	7,957	5,458	19,475
NEWP Debt (3)	16,107	3,470	6,169	4,859	1,609
QS Construction Facility (4)	13,733	678	1,517	1,760	9,778
Interest on debt (5)	56,427	12,847	24,142	8,038	11,400
Earn-out consideration (6)	871	—	—	—	871
Purchase obligations (7)	7,148	7,148	—	—	—
Asset retirement obligation (8)	4,270	—	—	—	4,270
Operating leases	26,746	5,975	7,292	5,568	7,911
Pension plans and postretirement plan (9)	67	67	—	—	—
Total Continuing Operations	$267,418	$44,344	$47,077	$120,683	$55,314
Discontinued Operations:
RNP Notes (10)	$320,000	$—	$—	$—	$320,000
GE Credit Agreement (11)	34,500	—	—	34,500	—
Interest on debt (5)	114,379	22,033	44,067	42,295	5,984
Natural gas (12)	8,131	8,131	—	—	—
Purchase obligations (7)	13,491	13,491	—	—	—
Asset retirement obligation (13)	450	—	—	—	450
Operating leases	665	471	144	50	—
Gas and electric fixed charges (14)	1,148	1,147	1	—	—
Total Discontinued Operations	$492,764	$45,273	$44,212	$76,845	$326,434
Total	$760,182	$89,617	$91,289	$197,528	$381,748

(1)

Amount is net of unamortized discount. There is $50.0 million of principal outstanding under the GSO Credit Agreement. On February 12, 2015, we entered into the A&R GSO Credit Agreement to increase borrowings under the facility to $95.0 million. As of the date of this report, there is $95.0 million of principal outstanding.

(2)

As of December 31, 2015, Fulghum had outstanding debt of $47.0 million with a weighted average interest rate of 5.9%. The loans amortize and include prepayment penalties. Fulghum also had interest rate swaps with a total outstanding liability of $0.1 million. The swaps were used to fix the interest rates of certain loans.

(3)

As of December 31, 2015, NEWP had outstanding debt of $16.1 million with a weighted average interest rate of 4.1%. NEWP also had interest rate swaps with a total outstanding liability of $0.4 million. The swaps were used to fix the interest rates of each term loan.

(4)

The fifteen-year note bears interest at a rate of 10% per year. Pursuant to the Port Agreement, our current debt obligation is $13.7 million out of the $19.9 million of debt recorded under the QS Construction Facility.

(5)	Interest on debt assumes interest rates existing at December 31, 2015 for variable rate debt.
(6)

We entered into an asset purchase agreement relating to the Atikokan Facility which, among other things, provides for the potential payment of earn-out consideration, which will equal 7% of annual EBITDA of the Atikokan Facility, as defined in the asset purchase agreement for the Atikokan Facility, over a ten-year period.

(7)

The amount presented represents certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.

(8)

We have recorded asset retirement obligations, or AROs, related to future costs associated with the removal of contaminated material upon removal of the phosphoric acid plant at our Pasadena Facility, and removal of machinery and equipment at Fulghum mills on leased property. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The obligation is considered long-term and, therefore, considered to be incurred more than five years after December 31, 2015.

(9)	We expect to contribute $0 to the pension plans and $67,000 to the postretirement plan in 2016.

(10)	There is $320.0 million of principal outstanding under the RNP Notes.
(11)	There is $34.5 million of principal outstanding under the GE Credit Agreement.
(12)

As of December 31, 2015, the natural gas forward purchase contracts included delivery dates through May 31, 2016. During January and February 2016, we entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through February 29, 2016. The total MMBtus associated with these additional forward purchase contracts are 0.7 million and the total amount of the purchase commitments is $1.5 million, resulting in a weighted average rate per MMBtu of $2.20 in these new commitments. We are required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

(13)

We have recorded asset retirement obligations, or AROs, related to future costs associated with handling and disposal of asbestos at our East Dubuque Facility. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The obligation is considered long-term and, therefore, considered to be incurred more than five years after December 31, 2015.

(14)	As part of the natural gas transportation and electricity supply contracts at our East Dubuque Facility, we must pay monthly fixed charges over the term of the contracts.

In addition, we have entered into the following contracts:

•	We entered into the Drax Contract under which, as amended, we have committed to deliver the first 400,000 metric tons of wood pellets per year produced from our Wawa Facility.
•	We entered into the OPG Contract under which we have committed to deliver 45,000 metric tons of wood pellets from the Atikokan Facility annually.
•

We entered into the Canadian National Contract under which we committed to transport a minimum of 3,600 rail carloads annually for the duration of the contract. Delivery shortfalls result in a $1,000 per rail car penalty.

•

On April 9, 2014, we issued the 2014 Preferred Stock for an aggregate purchase price of $98.0 million (reflecting an issuance discount of 2%). Dividends on the 2014 Preferred Stock accrue and are cumulative at the rate of 4.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of December 31, 2015.

Recent Accounting Pronouncements From Financial Statement Disclosures

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to “Note 2 — Summary of Significant Accounting Policies - Recent Accounting Pronouncements” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to interest rate risks related to the GE Credit Agreement. Borrowings under the GE Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of one month plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the GE Credit Agreement is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. As of the date of this report, we had $34.5 million outstanding borrowings under the GE Credit Agreement. Assuming the entire $50.0 million was outstanding under the GE Credit Agreement, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of $0.5 million.

We are exposed to interest rate risks related to the A&R GSO Credit Agreement. Borrowings under the first tranche of $50.0 million bear interest at a rate equal to the greater of (i) LIBOR plus 7.00% and (ii) 8.00% per annum. Borrowings under the second tranche, of up to an aggregate of $45.0 million, bear interest at a rate equal to the greater of (i) LIBOR plus 9.00% and (ii) 10.00% per annum. Currently, LIBOR is below the floor of 1.00%. As of the date of this report, we had outstanding borrowings under the A&R GSO Credit Agreement of $95.0 million. Based on the $95.0 million outstanding under the A&R GSO Credit Agreement and assuming interest rates were above the applicable floor, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of approximately $1.0 million.

We are exposed to interest rate risks related to the NEWP debt. As of December 31, 2015, NEWP had outstanding debt of $16.1 million. Based upon this outstanding balance, and assuming no interest rate swaps, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.2 million. NEWP entered into interest rate swaps to essentially fix the variable interest rate on its borrowings. At December 31, 2015, the fair value of the interest rate swaps was a liability of $0.4 million. An increase of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps decreasing by $0.1 million. A decrease of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps increasing by $0.1 million.

Commodity Price Risk. Our East Dubuque Facility is exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at our East Dubuque Facility. Market prices of nitrogen-based products are affected by changes in the prices of commodities such as corn and natural gas as well as by supply and demand and other factors. Currently, we purchase natural gas for use in our East Dubuque Facility on the spot market, and through short-term, fixed supply, fixed-price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing substantially in 2008 and subsequently declining to the current lower levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia by $3.35.

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

Our Pasadena Facility is exposed to significant market risk due to potential changes in prices for fertilizer products, and for ammonia, sulfuric acid and sulfur. Ammonia and sulfuric acid are the primary raw materials used in the production of ammonium sulfate which is the primary product manufactured at our Pasadena Facility. Sulfur is the primary raw material used in the production of sulfuric acid, which our Pasadena Facility produces for both internal consumption in the production of ammonium sulfate and for sales to third parties. During the year ended December 31, 2015, 94% of the sulfuric acid used in our Pasadena Facility’s production of ammonium sulfate was produced at our Pasadena Facility. We purchase a substantial portion of our ammonia and sulfur for use in our Pasadena Facility at prices based on market indices. The market price of ammonium sulfate is affected by changes in the prices of commodities such as soybeans, potatoes, cotton, canola, alfalfa, corn, wheat, ammonia and sulfur as well as by supply and demand for ammonium sulfate and other nitrogen fertilizers, and by other factors such as the price of its other inputs. The margins on the sale of ammonium sulfate fertilizer products are relatively low. If our costs to produce ammonium sulfate fertilizer products increase and the prices at which we sell these products do not correspondingly increase, our profits from the sale of these products may decrease or we may suffer losses on these sales. If the price of our products falls rapidly, we may not be able to recover the costs of our raw materials inventory that was purchased at an earlier time when commodity prices were at higher levels. A hypothetical increase of $10.00 per ton of ammonia would increase the cost to produce one ton of ammonium sulfate by $2.50. A hypothetical increase of $10.00 per ton of sulfur would also increase the cost to produce one ton of ammonium sulfate by $2.50. Without a corresponding increase in ammonium sulfate prices, at a volume of 500,000 tons per year, a $2.50 increase per ton would result in an impact of $1.2 million.

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

Wood feedstock represents the largest component of NEWP’s wood pellet product cost. Competition for wood feedstock supply from pulp and paper manufacturing, and commercial and institutional wood boiler heating systems may affect our cost of wood feedstock. Our Jaffrey, New Hampshire production facility is affected the most by this competition, followed by our Schuyler, New York production facility, with our Deposit, New York production facility and our Allegheny Facility least affected . We have approximately 171 wood suppliers of which approximately 61 provide 80% of our wood feedstock needs. We have developed relationships with our suppliers such that our wood costs have remained relatively flat with minimal variability over the last several years. A hypothetical increase of $1.00 per green short ton in the price of wood fibre feedstock would increase the cost to produce one ton of wood pellets by $1.77.

Foreign Currency Exchange Risk. The functional currency of our Canadian subsidiaries is the Canadian dollar. We expect that, once the Atikokan Facility and the Wawa Facility are operational, our Canadian subsidiaries will invoice customers and satisfy their financial obligations almost exclusively in their local currency. As a result, we do not expect that our exposure to currency exchange fluctuation risk from our Canadian operations will be significant.

The functional currency of our South American subsidiaries is the United States dollar. Our South American subsidiaries enter into significant contracts that are primarily denominated in United States dollars and satisfy their financial obligations in that currency. As a result, we generally do not have exposure to currency exchange fluctuation risk from our South American subsidiaries.

For financial statement reporting purposes, we translate the assets and liabilities of our Canadian subsidiaries at the exchange rates in effect on the balance sheet date and translate their revenues, costs and expenses at the rates of exchange in effect at the time of the transaction. We include translation gains and losses in the stockholders’ equity section of our balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our statements of operations. Since we translate Canadian dollars into United States dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past there can be no guarantee that the impact of currency fluctuations will not be material in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENTECH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rentech, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rentech, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the review of the cash flow forecasts used in the accounting for long-lived asset recoverability and impairment existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, if the merger with CVR Partners fails to close on the expected terms or at all, the Company would not have sufficient liquidity for the next twelve months.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 15, 2016

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of December 31,
	2015	2014
ASSETS
Current assets
Cash	$41,708	$19,666
Accounts receivable, including unbilled revenue, net of allowance for doubtful accounts of $0 and $500 at December 31, 2015 and 2014, respectively	11,945	27,085
Inventories	45,529	25,546
Prepaid expenses and other current assets	7,296	8,709
Other receivables, net	3,450	10,711
Assets of discontinued operations	27,201	46,344
Total current assets	137,129	138,061
Property, plant and equipment, net	242,510	241,394
Construction in progress	5,134	164,413
Other assets
Goodwill	40,255	38,393
Intangible assets	36,084	61,804
Deposits and other assets	4,530	4,681
Property held for sale	2,359	—
Assets of discontinued operations	182,290	167,903
Total other assets	265,518	272,781
Total assets	$650,291	$816,649
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,281	$23,888
Accrued payroll and benefits	6,858	4,465
Accrued liabilities	22,802	28,464
Deferred revenue	12,187	9,328
Current portion of long term debt	18,744	17,784
Accrued interest	337	524
Earn-out consideration	—	5,000
Other	2,554	2,601
Liabilities of discontinued operations	32,606	44,697
Total current liabilities	113,369	136,751
Long-term liabilities
Debt	157,268	114,756
Earn-out consideration	871	1,295
Asset retirement obligation	4,270	4,005
Deferred income taxes	7,301	7,980
Other	3,216	4,545
Liabilities of discontinued operations	348,576	328,422
Total long-term liabilities	521,502	461,003
Total liabilities	634,871	597,754
Commitments and contingencies (Note 16)
Mezzanine equity
Series E convertible preferred stock: $10 par value; 100,000 shares authorized, issued and outstanding; 4.5% dividend rate	95,840	95,060
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,033 and 229,308 shares issued and outstanding at December 31, 2015 and 2014, respectively	230	2,293
Additional paid-in capital	543,724	543,091
Accumulated deficit	(531,971)	(417,349)
Accumulated other comprehensive loss	(27,204)	(7,302)
Total Rentech stockholders' equity (deficit)	(15,221)	120,733
Noncontrolling interests	(65,199)	3,102
Total equity (deficit)	(80,420)	123,835
Total liabilities and stockholders' equity (deficit)	$650,291	$816,649

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues
Product sales	$222,856	$196,802	$141,262
Service revenues	70,569	70,317	48,192
Other revenues	2,419	2,062	2,505
Total revenues	295,844	269,181	191,959
Cost of sales
Product	219,318	206,849	152,864
Service	53,879	57,443	36,592
Total cost of sales	273,197	264,292	189,456
Gross profit	22,647	4,889	2,503
Operating expenses
Selling, general and administrative expense	56,262	61,718	46,529
Depreciation and amortization	5,930	4,202	2,800
Asset impairment	171,878	—	—
Pasadena goodwill impairment	—	27,202	30,029
Other (income) expense, net	3,395	(293)	71
Total operating expenses	237,465	92,829	79,429
Operating loss	(214,818)	(87,940)	(76,926)
Other expense, net
Interest expense	(10,746)	(3,277)	(2,295)
Loss on debt extinguishment	—	(850)	—
Gain (loss) on fair value adjustment to earn-out consideration	230	(1,033)	5,122
Other income (expense), net	2,372	618	(271)
Total other expenses, net	(8,144)	(4,542)	2,556
Loss from continuing operations before income taxes and equity in loss of investee	(222,962)	(92,482)	(74,370)
Income tax benefit	12,417	12,316	35,758
Loss from continuing operations before equity in loss of investee	(210,545)	(80,166)	(38,612)
Equity in loss of investee	473	393	242
Loss from continuing operations	(211,018)	(80,559)	(38,854)
Income from discontinued operations, net of tax	57,987	48,055	38,892
Net income (loss)	(153,031)	(32,504)	38
Net (income) loss attributable to noncontrolling interests	38,422	494	(1,570)
Preferred stock dividends	(5,280)	(3,840)	—
Net loss attributable to Rentech common shareholders	$(119,889)	$(35,850)	$(1,532)
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(6.50)	$(2.71)	$(0.72)
Discontinued operations	$1.24	$1.10	$0.64
Net loss	$(5.22)	$(1.57)	$(0.07)
Diluted:
Continuing operations	$(6.50)	$(2.71)	$(0.72)
Discontinued operations	$1.24	$1.10	$0.64
Net loss	$(5.22)	$(1.57)	$(0.07)
Weighted-average shares used to compute net income (loss) per common share:
Basic	22,981	22,856	22,614
Diluted	22,981	22,856	22,614

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(153,031)	$(32,504)	$38
Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	284	(1,304)	1,143
Foreign currency translation	(20,182)	(6,405)	(907)
Other comprehensive loss	(19,898)	(7,709)	236
Comprehensive loss	(172,929)	(40,213)	274
Less: net (income) loss attributable to noncontrolling interests	38,422	494	(1,570)
Less: other comprehensive (income) loss attributable to noncontrolling interests	(4)	524	(458)
Comprehensive loss attributable to Rentech	$(134,511)	$(39,195)	$(1,754)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Rentech Stockholders'	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
Balance, December 31, 2012	224,121	$2,241	$539,448	$(383,807)	$105	$157,987	$43,081	$201,068
Noncontrolling interests	—	—	—	—	—	—	4,000	4,000
Acquisition for additional interest in subsidiary	—	—	(536)	—	—	(536)	(1,964)	(2,500)
Common stock issued for services	178	2	(2)	—	—	—	—	—
Common stock issued for stock options exercised	533	5	293	—	—	298	—	298
Payment of stock issuance costs	—	—	(48)	—	—	(48)	—	(48)
Distributions to noncontrolling interests	—	—	—	—	—	—	(37,329)	(37,329)
Equity-based compensation expense	—	—	6,814	—	—	6,814	586	7,400
Restricted stock units	2,680	27	(4,715)	—	—	(4,688)	—	(4,688)
Net income	—	—	—	(1,532)	—	(1,532)	1,570	38
Other comprehensive income (loss)	—	—	—	—	(222)	(222)	458	236
Other	—	—	—	—	—	—	(519)	(519)
Balance, December 31, 2013	227,512	$2,275	$541,254	$(385,339)	$(117)	$158,073	$9,883	$167,956
Common stock issued for stock options exercised	214	2	91	—	—	93	—	93
Dividends - preferred stock	—	—	(3,840)	—	—	(3,840)	—	(3,840)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,907)	(4,907)
Equity-based compensation expense	—	—	6,297	—	—	6,297	516	6,813
Restricted stock units	1,582	16	(1,031)	—	—	(1,015)	—	(1,015)
Net loss	—	—	—	(32,010)	—	(32,010)	(494)	(32,504)
Other comprehensive loss	—	—	—	—	(7,185)	(7,185)	(524)	(7,709)
Other	—	—	320	—	—	320	(1,372)	(1,052)
Balance, December 31, 2014	229,308	$2,293	$543,091	$(417,349)	$(7,302)	$120,733	$3,102	$123,835
Reverse stock split	(207,040)	(2,070)	2,070	—	—	—	—	—
Common stock issued for services	259	3	(3)	—	—	—	—	—
Common stock issued for stock options exercised	254	2	27	—	—	29	—	29
Dividends - preferred stock	—	—	(5,280)	—	—	(5,280)	—	(5,280)
Distributions to noncontrolling interests	—	—	—	—	—	—	(30,332)	(30,332)
Equity-based compensation expense	—	—	4,015	—	—	4,015	433	4,448
Restricted stock units	252	2	(182)	—	—	(180)	—	(180)
Net loss	—	—	—	(114,609)		(114,609)	(38,422)	(153,031)
Other comprehensive income (loss)	—	—	—	—	(19,902)	(19,902)	4	(19,898)
Other	—	—	(14)	(13)	—	(27)	16	(11)
Balance, December 31, 2015	23,033	$230	$543,724	$(531,971)	$(27,204)	$(15,221)	$(65,199)	$(80,420)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(153,031)	(32,504)	$38
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	(57,987)	(48,055)	(38,892)
Depreciation and amortization	26,185	20,533	11,818
Asset impairment	171,878	—	—
Pasadena goodwill impairment	—	27,202	30,029
Deferred income tax benefit	(900)	(316)	(27,130)
Gain on sale of easement	(1,425)	—	—
Utilization of spare parts	3,325	4,285	1,350
Write-down of inventory	13,419	6,045	12,360
Non-cash interest expense	55	(671)	(713)
Loss on debt extinguishment	—	850	—
Equity-based compensation	4,156	6,541	7,070
Net (gain) loss on sale of assets	1,755	57	30
Unrealized net (gain) loss on derivatives	511	(148)	—
Other	518	421	1,144
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	14,984	(15,024)	(2,069)
Other receivables	6,239	(5,728)	406
Inventories	(29,861)	(328)	(17,246)
Prepaid expenses and other current assets	1,596	(2,647)	381
Accounts payable	(1,484)	3,447	(4,556)
Deferred revenue	2,859	(2,882)	2,880
Accrued interest	378	(367)	1,011
Accrued liabilities, accrued payroll and other	4,378	(419)	1,008
Cash provided by (used in) operating activities of continuing operations	7,548	(39,708)	(21,081)
Cash provided by operating activities of discontinued operations	61,211	64,642	33,429
Net cash provided by operating activities	68,759	24,934	12,348
Cash flows from investing activities
Capital expenditures	(53,700)	(149,639)	(46,725)
Proceeds from easement	1,425	—	—
Payment for acquisitions, net of cash received	(7,214)	(32,448)	(67,004)
Proceeds from disposal of assets	680	102	320
Receipt from Insurance	2,532	2,945	—
Other items	—	—	344
Cash used in investing activities of continuing operations	(56,277)	(179,040)	(113,065)
Cash used in investing activities of discontinued operations	(27,643)	(10,970)	(49,129)
Net cash used in investing activities	(83,920)	(190,010)	(162,194)
Cash flows from financing activities
Proceeds from credit facilities and term loan, net of original issue discount	96,502	80,606	65,600
Proceeds from issuance of notes	—	—	320,000
Payment of offering costs	—	(16)	(972)
Proceeds from preferred stock, net of discount and issuance costs	—	94,495	—
Payment of stock issuance costs	—	—	(48)
Proceeds from options and warrants exercised	29	93	297
Payments and retirement of debt	(34,062)	(61,459)	(223,105)
Payment of debt issuance costs	(1,230)	(2,794)	(9,972)
Dividends to preferred stockholders	(4,500)	(2,900)	—
Payment of earn-out consideration	(3,840)	—	—
Distributions to noncontrolling interests	(30,332)	(4,907)	(37,329)
Other	—	—	6
Net cash provided by financing activities	22,567	103,118	114,477
Effect of exchange rate on cash	(2,659)	(216)	2
Increase (decrease) in cash	4,747	(62,174)	(35,367)
Cash, beginning of period	44,195	106,369	141,736
Cash, end of period	48,942	44,195	106,369
Cash from discontinued operations, end of period	7,234	$24,529	31,224
Cash from continuing operations, end of period	$41,708	$19,666	$75,145

For the years ended December 31, 2015, 2014 and 2013 the Company made certain cash payments as follows:

	For the Year Ended December 31,
	2015	2014	2013
Cash payments of interest
Net of capitalized interest of $2,188 (Dec 2015), $3,987 (Dec 2014) and $3 (Dec 2013)	$10,308	$3,741	$2,693
Cash payments of income taxes from continuing operations	367	582	287

Excluded from the statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Years Ended December 31,
	2015	2014	2013
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$10,921	$24,164	$20,503
Fair value of assets in acquisition	7,241	55,642	182,324
Fair value of liabilities assumed in acquisition	27	16,367	117,231
Increase in QS Construction Facility obligation	5,855	16,923	5,181
Contingent consideration	—	3,840	1,850
Restricted stock units surrendered for withholding taxes payable	179	1,016	4,688
Increase in asset retirement obligation	—	1,265	—
Accrued dividends on preferred stock	375	2,625	—
Reverse stock split	2,070	—	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business and Basis of Presentation

Rentech, Inc. (“Rentech,” “the Company,” “we,” “us” or “our”) operates currently in four segments including Pasadena, Fulghum Fibres, Wood Pellets: Industrial and Wood Pellets: NEWP.

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all subsidiaries in which the Company directly or indirectly owns a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

Proposed Merger - Discontinued Operations

On August 9, 2015, Rentech Nitrogen Partners, L.P. (“RNP”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which RNP and Rentech Nitrogen GP, LLC (the “General Partner”) will merge with affiliates of CVR Partners, L.P. (“CVR Partners”), and RNP will cease to be a public company and will become a wholly-owned subsidiary of CVR Partners (the “Merger”). Upon closing of the Merger, each outstanding unit of RNP will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. The Merger Agreement required RNP to either sell its ammonium sulfate production facility located in Pasadena, Texas (the “Pasadena Facility”) to a third party or spin-out ownership of the Pasadena Facility to RNP unitholders prior to the closing of the Merger. The merger consideration therefore does not include any consideration attributable to the Pasadena Facility. Consummation of the Merger is subject to certain conditions. The Merger Agreement includes customary termination provisions, including a provision allowing RNP to terminate the Merger Agreement in order to accept a superior proposal, as defined in the Merger Agreement, upon payment of a termination fee. The Company has agreed, subject to certain terms and conditions, to vote its RNP common units, constituting 59.6% of the outstanding common units of RNP in favor of the transaction. Subject to satisfaction of the closing conditions and receipt of the required approvals, the Company expects that the Merger will close on or about March 31, 2016. Upon entering into the Merger Agreement, RNP (excluding the Pasadena Facility) met the accounting criteria for discontinued operations. Accordingly, the Company has presented its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect RNP, excluding the Pasadena business segment and certain allocated corporate expenses, as discontinued operations. See Note 8 — Discontinued Operations.

On March 14, 2016, we completed the sale of the Pasadena Facility to Interoceanic Corporation (“IOC”). The transaction resulted in an initial cash payment to RNP of $5.0 million and a cash working capital adjustment, which is expected to be approximately $6.0 million, after confirmation of the amount within ninety days of the closing of the transaction. The purchase agreement also includes an earn-out which would be paid to RNP unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years.

Reverse Stock Split

On August 20, 2015, the Company effected a one-for-ten reverse stock split (the “Reverse Split”) of its issued and outstanding shares of common stock (“Common Stock”). All share and per share data in the accompanying consolidated financial statements and notes have been adjusted retrospectively for the effects of the Reverse Split. See Note 17 — Reverse Stock Split.

Operations:

Nitrogen Fertilizer:

The Company through its indirect majority-owned subsidiary, Rentech Nitrogen Partners, L.P. (“RNP”), owns and operates two fertilizer facilities: the Company’s East Dubuque Facility and the Company’s Pasadena Facility, referred to collectively as the “Fertilizer Facilities.” Our East Dubuque Facility is located in East Dubuque, Illinois. The Company produces primarily ammonia and urea ammonium nitrate solution (“UAN”) at the Company’s East Dubuque Facility, using natural gas as the facility’s primary feedstock. Our Pasadena Facility, which the Company acquired with the acquisition of Agrifos LLC (“Agrifos”), is located in Pasadena, Texas. The Company produces ammonium sulfate, ammonium thiosulfate and sulfuric acid at the Company’s Pasadena Facility, using ammonia and sulfur as the facility’s primary feedstocks. The noncontrolling interests reflected on the Company’s consolidated balance sheets are affected by the net income (loss) of, and distribution from, RNP.

Rentech Nitrogen Holdings, Inc. (“RNHI”), Rentech’s indirect wholly owned subsidiary, owns approximately 60% of RNP common units outstanding and Rentech Nitrogen GP, LLC (the “General Partner”), RNHI’s wholly owned subsidiary, owns 100% of the non-economic general partner interest in RNP.

Fulghum Fibres:

On May 1, 2013, the Company acquired all of the capital stock of Fulghum Fibres, Inc. (“Fulghum”). Upon the closing of this transaction (the “Fulghum Acquisition”), Fulghum became a wholly owned subsidiary of the Company. Fulghum provides wood yard operation services and high-quality wood chipping services, and produces and sells wood chips to the pulp, paper and packaging industry. Fulghum operates 32 wood chipping mills, of which 27 are located in the United States, four are located in Chile and one is located in Uruguay. The noncontrolling interests reflected on the Company’s consolidated balance sheet also represent the non-acquired ownership interests in the subsidiaries located in Chile and Uruguay. Fulghum currently owns 87% of the equity interests in the subsidiaries located in Chile and Uruguay.

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

Wood Pellets: Industrial:

The Company is developing two facilities in Eastern Canada to produce and sell wood pellets for use as renewable fuel to produce electricity. See “Note 12 — Property, Plant and Equipment” for a description of the two facilities and “Note 16 — Commitments and Contingencies” for major contracts and commitments for this business segment.

Wood Pellets: NEWP:

On May 1, 2014, the Company acquired all of the equity interests of New England Wood Pellet, LLC (“NEWP”), pursuant to a Unit Purchase Agreement (the “NEWP Purchase Agreement”). Upon the closing of the transaction (the “NEWP Acquisition”), NEWP became a wholly owned subsidiary of the Company. On January 23, 2015, NEWP, acquired for $7.2 million substantially all of the assets of Allegheny Pellet Corporation (“Allegheny”), which consist of a wood pellet processing facility located in Youngsville, Pennsylvania (the “Allegheny Acquisition”). NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets. NEWP operates four wood pellet processing facilities with a combined annual production capacity of 300,000 tons. In addition to the Allegheny facility, the other facilities are located in Jaffrey, New Hampshire; Deposit, New York; and Schuyler, New York. For information on the Allegheny Acquisition and the NEWP Acquisition, refer to “Note 4  —  Allegheny Acquisition” and “Note 5  —  NEWP Acquisition”.

Liquidity

In the first quarter of 2016, the Company entered into an amendment to the credit facility with the GSO Funds (the “GSO Credit Facility”) which provides the ability to draw $6.0 million in delayed draw term loans (the “Tranche D Loans”) at a rate equal to the greater of (i) LIBOR plus 14.00% and (ii) 15.00% per annum. While the Company does not expect to need proceeds from the Tranche D Loans, the facility is available through the earlier of the Merger closing and May 31, 2016 should expectations change.

Also in the first quarter, the Company entered into an agreement with the GSO Funds to modify the repayment terms of the Tranche A loan and Series E Convertible Preferred Stock. Under the new agreement, the Company is required to deliver to the GSO Funds the lesser of (i) all of the units of CVR Partners the Company receives at the closing of the Merger or (ii) $140 million of units of CVR Partners (valued using the volume weighted average price of the CVR units for the 60 trading days ending two days prior to the closing of the Merger, less a 15% discount) in exchange for retiring the equivalent dollar amount of Series E Convertible Preferred Stock and Tranche A term loan debt.  To the extent that there are not enough units of CVR Partners available to repay the GSO Funds in full, any portion of the par value of the Series E Convertible Preferred Stock or the principal amount of the Tranche A Loans not repaid shall remain outstanding (and the Tranche A term loans will be converted to Tranche B loans). For further details on the terms of the Tranche D Loans and modifications of the GSO exchange, see Note 15 – Debt.

With the recent sale of the Pasadena Facility, the Company has satisfied all of the material conditions necessary to close the Merger, which is expected on or about March 31, 2016. Under terms of the Merger, each outstanding unit of RNP will be exchanged for 1.04 common units of CVR Partners and $2.57 of cash. We expect to receive $62.2 million in cash consideration, before payment of expenses and corporate taxes from the Merger, including our share of cash proceeds from the sale of the Pasadena Facility. Upon closing the Merger and completing the exchange with the GSO Funds, the Company is expected to have sufficient liquidity to fund the Company’s approved investment and operating needs for at least the next twelve months.

Although we do not believe it to be likely, if the Merger fails to close on the expected terms or at all, the Company would not have sufficient liquidity for the next twelve months without raising additional capital.  There can be no assurance that the Company will be able to raise sufficient capital on terms it finds acceptable or at all. This would cause a material adverse effect on the Company’s business, results of operations, and financial condition, and on its ability to complete construction of the Atikokan and Wawa facilities and fund its normal operations.

In addition, the Company is in the process of ramping up production on the Wawa Facility and the Atikokan Facility. We expect to spend approximately $21 million to complete modifications and enhancements of the facilities in 2016. Our total operating and input costs at our Canadian facilities are expected to be higher than the net proceeds we receive under the agreements with Drax and OPG in 2016.  In addition, we expect to continue to build working capital requirements for the plants as they ramp up production. If production is lower than expected, the use of cash could be higher at the Wawa Facility and the Atikokan Facility and the Company could also face significant penalties under its contracts with Drax and Canadian National Railway Company in 2016. A 10% shortfall in forecasted production could increase the cash used by our Canadian facilities by an estimated $2 million, inclusive of estimated penalties of approximately $1 million.

Energy Technologies - Discontinued Operations

The Company was initially formed to develop and commercialize certain alternative energy technologies, and it acquired other energy technologies that the Company further developed. The Company conducted significant research and development and project development activities related to those technologies. In 2013, the Company ceased operations and reduced staffing at, and mothballed, its Product Demonstration Unit (“PDU”), located in Commerce City, Colorado. The Company also eliminated all research and development activities in the first half of 2013. In October 2014, the Company sold its alternative energy technologies and certain pieces of equipment at the PDU. Any ongoing activities related to its alternative energy technologies will be to maintain the Commerce City site until it is sold. See “Note 8 — Discontinued Operations”.

Note 2 — Revision of Previously Reported Revenues and Cost of Sales

In filings that covered reporting periods during 2013 and 2014, the Company incorrectly reported revenues and cost of sales for Fulghum’s South America operations. Certain intercompany transactions between two of Fulghum’s Chilean subsidiaries were not eliminated in consolidation. As a result, both revenues and cost of sales were overstated for 2013 by approximately $4.7 million and 2014 by approximately $7.1 million. The Company has revised the 2014 and 2013 amounts contained in this filing to properly reflect the elimination of the intercompany transactions. Management does not believe the impact of these errors was material to 2014 or 2013 financial statements.

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

Note 3 — Summary of Significant Accounting Policies

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

Revenue Recognition

East Dubuque (Discontinued Operations) and Pasadena Policy

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

Natural gas, though not typically purchased for the purpose of resale, is occasionally sold by the East Dubuque Facility when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales. Natural gas sales were $0.5 million for the year ended December 31, 2015, $6.1 million for the year ended December 31, 2014 and $3.4 million for the year ended December 31, 2013.

East Dubuque Contracts (Discontinued Operations)

Rentech Nitrogen, LLC (“RNLLC”) had a distribution agreement (the “Distribution Agreement”) with Agrium U.S.A., Inc. (“Agrium”). The Distribution Agreement was for a 10 year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium was obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Facility, and to purchase from RNLLC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. Under the Distribution Agreement, Agrium was appointed as the exclusive distributor for the sale, purchase and resale of nitrogen products manufactured at the East Dubuque Facility. Sale terms were negotiated and approved by RNLLC. Agrium bore the credit risk on products sold through Agrium pursuant to the Distribution Agreement. If an agreement was not reached on the terms and conditions of any proposed Agrium sale transaction, RNLLC had the right to sell to third parties provided the sale was on the same timetable and volumes and at a price not lower than the one proposed by Agrium. For the years ended December 31, 2015, 2014 and 2013, the Distribution Agreement accounted for 65% or more of net revenues from product sales for the East Dubuque Facility. Receivables from Agrium accounted for 44% and 36% of the total accounts receivable balance of the East Dubuque Facility as of December 31, 2015 and 2014, respectively. RNLLC terminated the Distribution Agreement as of December 31, 2015. RNLLC now sells directly to its customers.

Under the Distribution Agreement, the East Dubuque Facility paid commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The effective commission rate for the year ended December 31, 2015 was 3.9%, for the year ended December 31, 2014 was 3.4% and 3.6% for the year ended December 31, 2013. The commission expense was recorded in cost of sales for all periods.

Pasadena Contracts

Rentech Nitrogen Pasadena, LLC (“RNPLLC”) sells substantially all of its products through marketing and distribution agreements. Pursuant to an exclusive marketing agreement RNPLLC has entered into with IOC, IOC has the exclusive right and obligation to market and sell all of the Pasadena Facility’s ammonium sulfate product. Under the marketing agreement, IOC is required to use commercially reasonable efforts to market the product to obtain the most advantageous price. RNPLLC compensates IOC for transportation and storage costs relating to the ammonium sulfate product it markets through the pricing structure under the marketing agreement. The marketing agreement has a term that ends December 31, 2016, but automatically renews for subsequent one-year periods (unless either party delivers a termination notice to the other party at least 210 days prior to an automatic renewal). The marketing agreement may be terminated prior to its stated term for specified causes. During the years ended December 31, 2015, 2014 and 2013 , the marketing agreement with IOC accounted for 80% or more of the Pasadena Facility’s total revenues. In addition, RNPLLC has an arrangement with IOC that permits RNPLLC to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which are located near end customers of the Pasadena Facility’s ammonium sulfate. This arrangement currently is not governed by a written contract. RNPLLC also has marketing and distribution agreements to sell other products that automatically renew for successive one year periods.

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

Wood Pellets: NEWP

The Company recognizes revenue at the time when customers take ownership upon shipment from the facilities of the pellets and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable. Two customers accounted for 31% of NEWP’s total sales for the year ended December 31, 2015.

Deferred Revenue

A significant portion of the revenue recognized during any period may be related to prepaid contracts or products stored at distributor facilities, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of December 31, 2015, deferred revenue, including East Dubuque’s deferred revenue included in liabilities of discontinued operations, was $18.5 million and $28.6 million for the year ended December 31, 2014. At the East Dubuque Facility, the Company records a liability for deferred revenue to the extent that payment has been received under prepaid contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these prepaid contracts require payment in advance of delivery. At the Pasadena Facility, our distributor pre-pays a portion of the sales price for shipments received into its storage facilities which is recorded as deferred revenue. The Company recognizes revenue related to the prepaid contracts or products stored at distributor facilities and relieves the liability for deferred revenue when products are shipped (including shipments to end customers from distributor facilities).

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

Accounting for Derivative Instruments

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments as assets or liabilities on the Company’s consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are currently included in cost of product sales on our consolidated statement of operations and reported under cash flows from operating activities.

Cash

Cash and cash equivalents consist of cash on hand with original maturities of three months or less. The Company has checking accounts with major financial institutions. At times balances with these institutions may be in excess of federally insured limits.

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

Inventories

Inventories consist of raw materials and finished goods. The primary raw material used by the East Dubuque Facility (discontinued operations) in the production of its nitrogen products is natural gas. The primary raw materials used by the Pasadena Facility in the production of its products are ammonia and sulfur. Raw materials also include certain chemicals used in the manufacturing process. Fulghum Fibres’ raw materials inventory consists of purchased roundwood to be chipped at its South American mills. Finished goods include the products stored at the Fertilizer Facilities that are ready for shipment along with any inventory that may be stored at remote facilities, and Fulghum Fibres’ processed wood chips. Raw materials at the wood pellet facilities primarily consist of wood fibre. Raw materials at NEWP primarily consist of wood chips and sawdust procured from third parties, and packaging materials. Inventories on the consolidated balance sheets, including East Dubuque’s inventories included in assets of discontinued operations, included depreciation in the amount of $6.9 million at December 31, 2015 and $2.1 million at December 31, 2014.

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. On at least a quarterly basis, the Company performs an analysis of its inventory balances to determine if the carrying amount of inventories exceeds its net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. See Note 11 — Inventories for amounts written down during the periods. During turnarounds at the East Dubuque and Pasadena Facilities, the Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation expense is generally calculated using the straight-line method over the estimated useful lives of the assets as follows:

Type of Asset	Estimated Useful Life
Land and improvements	5 - 20 years
Building and building improvements	4 - 40 years
Machinery and equipment	7 - 22 years
Furniture, fixtures and office equipment	3 - 10 years
Computer equipment and software	2 - 5 years
Vehicles	2 - 15 years
Leasehold improvements	Useful life or remaining lease term whichever is shorter

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

Long-lived assets, construction in progress and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value.

The Company capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to software implementation projects. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Asset Retirement Obligations:

The Company has recorded asset retirement obligations (“AROs”) related to future costs associated with (i) the removal of contaminated material at the former phosphorous plant at the Pasadena Facility, (ii) disposal of asbestos at the East Dubuque Facility, which is recorded in liabilities of discontinued operations, and (iii) removal of machinery and equipment at Fulghum mills on leased property. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The liability was $4.7 million at December 31, 2015 and $5.1 million at December 31, 2014.

A reconciliation of the change in the carrying value of the AROs is as follows:

Balance at December 31, 2014	$5,122
Accretion expense	309
Liabilities settled in current period	(710)
Balance at December 31, 2015	$4,721

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

Property Held for Sale

During the calendar year ended December 31, 2015, the Company reclassified one of its Fulghum’s mills from property, plant and equipment to property held for sale on its consolidated balance sheet (See Note 12 — Property, Plant and Equipment – Fulghum Fibres).

Acquisition Method of Accounting

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, that assets acquired, liabilities assumed and earn-out consideration be recognized at their fair values as of the acquisition date. The Company has recognized goodwill and intangibles related to its acquisitions as described in “Note 5 — NEWP Acquisition” and “Note 4 — Allegheny Acquisition”. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company tests goodwill for impairment annually on July 1, or more often if an event or circumstance indicates that an impairment may have occurred. The analysis of the potential impairment of goodwill is a two-step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment.

There are significant assumptions involved in performing a goodwill impairment test, which include discount rates, terminal growth rates, future sales prices of end products, raw material costs, and sales volumes. The various valuation methods used (income approach, replacement cost and market approach) are weighted in determining fair value. Changes to any of these assumptions could increase or decrease the fair value of the Fulghum and NEWP reporting units. See Note 13 — Goodwill.

Intangible Assets

Intangible assets arose in conjunction with the NEWP Acquisition, Fulghum Acquisition and Agrifos Acquisition (See “Note 5 — NEWP Acquisition” and “Note 4 — Allegheny Acquisition”). NEWP’s intangible assets consist of trade names, customer relationships and non-compete agreements. Fulghum’s intangible assets consist of trade names and processing agreements to provide services to its customers. Acquired trade names related to Fulghum were assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Acquired trade names with indefinite lives are not amortized but are subject to an annual test for impairment and in between annual tests when events or circumstances indicate that the carrying value may not be recoverable. Acquired trade names related to NEWP are amortized over 20 years.

The Company assesses the realizable value of finite-lived intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of its assets, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As applicable, the Company makes assumptions regarding the useful lives of the assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. During 2015, the Company wrote off its intangible assets relating to its Pasadena Facility as a result of its impairment test (See Note 12 — Property, Plant and Equipment).

Intangible assets consist of the following at December 31, 2015 and 2014:

		As of December 31, 2015			As of December 31, 2014
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Trade names	20 / Indefinite	$10,896	$(1,089)	$9,807	$10,496	$(442)	$10,054
Wood chip processing agreements	1 - 17	29,765	(7,951)	$21,814	29,765	(4,195)	$25,570
Off-take contract	10	2,154	(197)	$1,957	2,577	—	$2,577
Technologies to produce fertilizers	20	—	—	$—	23,680	(2,566)	$21,114
Fertilizer marketing agreements	1.5	—	—	$—	3,088	(3,088)	$—
Customer relationships	13	2,700	(351)	$2,349	1,900	389	$2,289
Non-competition agreements	3	200	(43)	$157	200	—	$200
Intangibles		$45,715	$(9,631)	$36,084	$71,706	$(9,902)	$61,804

The amortization of the assets will result in the following amortization expense for the next five years.

For the Years Ending December 31,
2016	$3,116
2017	$2,328
2018	$2,193
2019	$2,049
2020	$1,990

We also have unfavorable processing agreements in the amount of $1.6 million related to Fulghum Acquisition, which are included in other liabilities both current and long term. These agreements along with processing agreements recorded in intangible assets are amortized over the economic life.

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

Foreign Currency Translation

Assets and liabilities have been translated to the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. A portion of the intercompany balances between the Parent and certain foreign subsidiaries are classified as a long term investment because the Company does not intend to settle such accounts in the foreseeable future. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive loss in the accompanying consolidated statements of stockholders’ equity (deficit).

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in consolidated stockholders’ equity during the period from non-owner sources. To date, accumulated other comprehensive income (loss) is primarily comprised of adjustments to the defined benefit pension plans and the postretirement benefit plans and foreign currency translation.

Accumulated other comprehensive loss is $27.2 million and $7.3 million at December 31, 2015 and 2014, respectively. The balance at December 31, 2015 is comprised of foreign currency translation adjustments of $(27.5) million and pension and post-retirement plan adjustments of $0.3 million. The balance at December 31, 2014 is comprised of foreign currency translation adjustments of $(7.3) million and pension and post-retirement plan adjustments of $4,000.  Activity for the years ending December 31, 2015, 2014 and 2013 are reflected in the Consolidated Statement of Comprehensive Income (Loss). There were no material amounts reclassified from accumulated other comprehensive income in any of the three years ended December 31, 2015.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that provides a narrower definition of discontinued operations than under previous guidance. It requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are to be reported in the financial statements as discontinued operations. It also provides guidance on the financial statement presentations and disclosures of discontinued operations. This guidance is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The adoption of this guidance was implemented during 2015. See “Note 8 — Discontinued Operations.”

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

In April 2015, the FASB issued guidance, which would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. As early adoption of the guidance is permitted, the Company has elected to implement the guidance in this report. As of December 31, 2015 and 2014, the Company had $2.0 million and $1.3 million, respectively, of debt issuance costs that were reclassified from assets to liabilities under this guidance. In addition, the Company has debt issuance costs of $6.9 million and $8.3 million as of December 31, 2015 and 2014, respectively, recorded in assets of discontinued operations that were reclassified to liabilities of discontinued operations.

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

In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. The guidance requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by this guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. As early adoption of the guidance is permitted, the Company has elected, effective December 31, 2015, to retrospectively implement the guidance in this report. As of December 31, 2014, the Company had $1.9 million of deferred income taxes reclassified from current assets to noncurrent liabilities under this guidance.

In February 2016, the FASB issued an update to its guidance on lease accounting. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the statement of operations. The new guidance is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently assessing the impact of adoption of this standard on our consolidated financial statements.

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

The Company’s purchase price allocation is as follows (amounts in thousands):

Inventories	$214
Property, plant and equipment	3,937
Construction in progress	28
Intangible assets (customer relationships - $800 and trade name - $400)	1,200
Goodwill	1,862
Accrued liabilities	(27)
Total purchase price	$7,214

Intangible assets consist of customer relationships and the trade name. The estimated useful life for each of the customer relationships is 13 years and trade name is 20 years.

The goodwill recorded reflects the value to Rentech of Allegheny’s market position, and of the increases in Rentech’s product offerings, customer bases and geographic markets in the Allegheny Acquisition. The goodwill recorded as part of this acquisition is amortizable for tax purposes.

Allegheny’s operations are included in the consolidated statements of operations and are reported within the Company’s Wood Pellets: NEWP business segment as of January 23, 2015. During the year ended December 31, 2015, the Company recorded revenue of $8.5 million and gross profit of $1.7 million related to Allegheny. See “Note 7 — Pro Forma Information” for unaudited pro forma information relating to the Allegheny Acquisition.

Note 5 — NEWP Acquisition

On May 1, 2014, the Company acquired all of the equity interests of NEWP. The final purchase price consisted of $35.4 million of cash as well as earn-out consideration of up to $5.0 million, which was paid in cash during 2015.

This business combination was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The final purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash	$35,434
Fair value of earn-out consideration	3,840
Total purchase price	39,274
Adjustment to earn-out consideration	1,160
Total consideration	$40,434

The Company’s purchase price allocation is as follows (amounts in thousands):

Cash	$3,852
Accounts receivable	2,925
Inventories	2,239
Prepaid expenses and other current assets	439
Property, plant and equipment	30,625
Intangible assets (trade name - $5,000, customer relationships - $1,900 and non-compete agreements - $200)	7,100
Goodwill	8,461
Accounts payable	(1,641)
Accrued liabilities	(442)
Customer deposits	(882)
Loans	(12,600)
Interest rate swaps	(802)
Total purchase price	39,274
Adjustment to earn-out consideration(1)	1,160
Total consideration	$40,434

(1)

The difference between the total consideration of $40.4 million and the purchase price of $39.3 million is the $1.1 million of additional earn-out consideration, which was recorded subsequent to the closing date of the NEWP Acquisition in the consolidated statements of operations.

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

NEWP’s operations are included in the consolidated statements of operations as of May 1, 2014. During the year ended December 31, 2014, the Company recorded revenue of $32.1 million and net income of $4.3 million related to NEWP. Acquisition related costs for this acquisition were $1.1 million for the year ended December 31, 2014, and have been included in the consolidated statements of operations within selling, general and administrative expenses. See “Note 7 — Pro Forma Information” for unaudited pro forma information relating to the NEWP Acquisition.

Note 6 — Agrifos Acquisition

On November 1, 2012, the Company acquired all of the membership interests of Agrifos, pursuant to a Membership Interest Purchase Agreement (the “Agrifos Purchase Agreement”). The purchase price for Agrifos and its subsidiaries consisted of an initial purchase price of $136.3 million in cash, less working capital adjustments, and $20.0 million in common units representing limited partnership interests in RNP (the “Common Units”), as well as potential earn-out consideration of up to $50.0 million to be paid in Common Units or cash at RNP’s option based on the amount by which the two-year Adjusted EBITDA, as defined in the Agrifos Purchase Agreement, of the Pasadena Facility exceeded certain thresholds. RNP deposited with an escrow agent in several escrow accounts a portion of the initial consideration consisting of an aggregate of $7.25 million in cash, and 323,276 Common Units, to satisfy certain indemnity claims.

The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of Adjusted EBITDA, as defined in the Agrifos Purchase Agreement, over a two-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to the market prices of RNP’s products and feedstocks, as well as product profitability and production. The earn-out consideration was measured at each reporting date with changes in its fair value recognized in the consolidated statements of income. For the year ended December 31, 2013, the fair value of the liability decreased by approximately $4.9 million. At December 31, 2013, the fair value of the potential earn-out consideration relating to the Agrifos Acquisition was $0.

In October 2014, the Company reached an agreement to settle all existing and future indemnity claims it may have under the Agrifos Purchase Agreement. The parties agreed to distribute $5.0 million of cash and 59,186 Common Units to RNP held in escrow. The remaining $0.9 million of cash and 264,090 Common Units held in escrow were released to the seller of Agrifos. No earn-out consideration was earned. During the year ended December 31, 2014, the Company recognized income from the Agrifos settlement of $5.6 million.

Note 7 — Pro Forma Information

The unaudited pro forma information has been prepared as if the Allegheny Acquisition had taken place on January 1, 2014. The unaudited pro forma information has also been prepared as if the NEWP Acquisition and the Fulghum Acquisition had taken place on January 1, 2013. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transactions actually taken place on January 1, 2013 or January 1, 2014, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Year Ended December 31, 2015
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$295,844	$389	$296,233
Net income (loss)	$(153,031)	$130	$(152,901)
Net income (loss) attributable to Rentech	$(119,889)	$130	$(119,759)
Basic and diluted net loss from continuing operations per common share allocated to Rentech	$(6.50)	$—	$(6.50)

	For the Year Ended December 31, 2014
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$269,181	$20,811	$289,992
Net income (loss)	$(32,504)	$1,525	$(30,979)
Net income (loss) attributable to Rentech	$(35,850)	$1,525	$(34,325)
Basic and diluted net income (loss) from continuing operations per common share allocated to Rentech	$(2.71)	$0.07	$(2.64)

	For the Calendar Year Ended December 31, 2013
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$191,959	$80,399	$272,358
Net income	$38	$3,065	$3,103
Net income (loss) attributable to Rentech	$(1,532)	$2,930	$1,398
Basic and diluted net income (loss) from continuing operations per common share allocated to Rentech	$(0.72)	$0.14	$(0.58)

Note 8 — Discontinued Operations

The pending Merger represents a strategic shift that will have a major effect on Rentech’s operations and financial results. As a result of the Merger Agreement, the Company has classified its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect RNP, excluding the Pasadena business segment and certain allocated corporate expenses, as discontinued operations. Prior to 2015, the Company reflected RNP in its reports as the East Dubuque business segment, the Pasadena business segment, and unallocated partnership items. As of December 31, 2015, the Pasadena business segment did not qualify for held-for–sale treatment or discontinued operations treatment because management had not committed to a plan to sell the Pasadena Facility so it was included in continuing operations. Certain allocated corporate expenses included in continuing operations represent costs and expenses that are expected to continue in the ongoing reporting entity after the Merger is completed.

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

The following table summarizes the components of assets and liabilities of discontinued operations.

	As of December 31, 2015
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Cash	$7,234	$—	$7,234
Accounts receivable	9,001	—	9,001
Inventories	8,596	—	8,596
Prepaid expenses and other current assets	2,233	106	2,339
Other receivables	31	—	31
Total current assets	$27,095	$106	$27,201
Property held for sale	$157,785	$1,678	$159,463
Construction in progress	22,817	—	22,817
Debt issuance costs	—	—	—
Other assets	—	10	10
Total other assets	$180,602	$1,688	$182,290
Total assets	$207,697	$1,794	$209,491

Accounts payable	$7,007	$498	$7,505
Accrued payroll and benefits	4,228	4	4,232
Accrued liabilities	9,568	455	10,023
Deferred revenues	6,196	—	6,196
Accrued interest	4,650	—	4,650
Total current liabilities	$31,649	$957	$32,606

Debt	$347,575	$—	$347,575
Asset retirement obligation	450	—	450
Other	551	—	551
Total long-term liabilities	$348,576	$—	$348,576
Total liabilities	$380,225	$957	$381,182

	As of December 31, 2014
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Cash	$24,529	$—	$24,529
Accounts receivable	6,534	—	6,534
Inventories	12,539	—	12,539
Prepaid expenses and other current assets	2,433	305	2,738
Other receivables	4	—	4
Total current assets	$46,039	$305	$46,344
Property held for sale	$151,057	$1,677	$152,734
Construction in progress	15,010	—	15,010
Other assets	159	—	159
Total other assets	$166,226	$1,677	$167,903
Total assets	$212,265	$1,982	$214,247

Accounts payable	$7,551	$144	$7,695
Accrued payroll and benefits	2,720	559	3,279
Accrued liabilities	8,942	1,008	9,950
Deferred revenues	19,279	—	19,279
Accrued interest	4,494	—	4,494
Total current liabilities	$42,986	$1,711	$44,697

Debt	$326,685	$—	$326,685
Asset retirement obligation	400	—	400
Other	1,337	—	1,337
Total long-term liabilities	$328,422	$—	$328,422
Total liabilities	$371,408	$1,711	$373,119

The following table summarizes the results of discontinued operations.

	For the Year Ended December 31, 2015
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Revenues	$201,344	$55	$201,399
Cost of sales	99,599	50	99,649
Gross profit	101,745	5	101,750
Operating income	91,988	378	92,366
Other income (expenses), net	(21,628)	50	(21,578)
Income before income taxes	70,360	428	70,788
Income tax expense	12,645	156	12,801
Net income	57,715	272	57,987
Net income attributable to noncontrolling interests	28,389	—	28,389
Net income attributable to Rentech common shareholders	$29,326	$272	$29,598

Net income attributable to Rentech common shareholders	$29,326	$272	$29,598
Net income attributable to noncontrolling interests	28,389	—	28,389
Income from discontinued operations, net of tax	$57,715	$272	$57,987

	For the Year Ended December 31, 2014
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Revenues	$196,379	$322	$196,701
Cost of sales	121,594	200	121,794
Gross profit	74,785	122	74,907
Operating income (loss)	68,870	6,053	74,923
Other income (expenses), net	(14,257)	52	(14,205)
Income (loss) before income taxes	54,613	6,105	60,718
Income tax expense	10,414	2,249	12,663
Net income	44,199	3,856	48,055
Net income attributable to noncontrolling interests	22,009	—	22,009
Net income attributable to Rentech common shareholders	$22,190	$3,856	$26,046

Net income attributable to Rentech common shareholders	$22,190	$3,856	$26,046
Net income attributable to noncontrolling interests	22,009	—	22,009
Income from discontinued operations, net of tax	$44,199	$3,856	$48,055

	For the Year Ended December 31, 2013
	RNP, excl. Pasadena	Energy Technologies	Total
	(in thousands)
Revenues	$177,700	$505	$178,205
Cost of sales	96,817	200	97,017
Gross profit	80,883	305	81,188
Operating income (loss)	75,048	(7,001)	68,047
Other income (expenses), net	(20,097)	109	(19,988)
Income (loss) before income taxes	54,951	(6,892)	48,059
Income tax (benefit) expense	11,762	(2,595)	9,167
Net income (loss)	43,189	(4,297)	38,892
Net income attributable to noncontrolling interests	24,134	—	24,134
Net income (loss) attributable to Rentech common shareholders	$19,055	$(4,297)	$14,758

Net income (loss) attributable to Rentech common shareholders	$19,055	$(4,297)	$14,758
Net income attributable to noncontrolling interests	24,134	—	24,134
Income (loss) from discontinued operations, net of tax	$43,189	$(4,297)	$38,892

Note 9 — Fair Value

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

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2015 and 2014.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration - 2015	$—	$—	$871
Earn-out consideration - 2014	—	—	1,295

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2015.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$46,840	$—	$48,150
NEWP debt	—	15,964	—	16,203
A&R GSO Credit Agreement	—	95,000	—	91,733
RNP Notes - discontinued operations	310,400	—	—	313,934
GE Credit Agreement - discontinued operations	—	34,500	—	33,641

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2014.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$53,192	$—	$54,771
NEWP debt	—	10,968	—	11,265
A&R GSO Credit Agreement	—	50,000	—	47,827
RNP Notes - discontinued operations	310,202	—	—	312,785
GE Credit Agreement - discontinued operations	—	15,000	—	13,900

Earn-out Consideration

At December 31, 2015, the earn-out consideration represents $0.9 million relating to the Atikokan Facility, as defined in “Note 12 — Property, Plant and Equipment”. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Facility, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers in the Atikokan Facility of $0.9 million, which will be repayable from any earn-out consideration. The collectability of the loan is tied to the amount of earn-out consideration the sellers receive from the Company.

A reconciliation of the change in the carrying value of the earn-out consideration is as follows:

	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2013	$1,544	$—	$1,544
Add: Earn-out consideration	—	3,840	3,840
Add: Unrealized (gain) loss	(127)	1,160	1,033
Add: Unrealized gain on foreign currency translation	(122)	—	(122)
Balance at December 31, 2014	$1,295	$5,000	$6,295
Less: Unrealized gain	(230)	—	(230)
Add: Unrealized gain on foreign currency translation	(194)	—	(194)
Less: Earn-out consideration payment	—	(5,000)	(5,000)
Balance at December 31, 2015	$871	$—	$871

Debt Valuation

The RNP Notes, as defined in “Note 15 — Debt”, are deemed to be Level 1 financial instruments because there is an active market for such debt. The fair value of such debt was determined based on market prices.

The Fulghum debt and NEWP debt, as defined in “Note 15 — Debt”, are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

The A&R GSO Credit Agreement and GE Credit Agreement, as defined in “Note 15 — Debt”, are deemed to be a Level 2 financial instrument because the measurements are based on observable market data. The Company concluded that the carrying value, before the discount, of the A&R GSO Credit Agreement and the carrying value of the GE Credit Agreement approximate the fair value of such loans as of December 31, 2015 and 2014 based on their floating interest rates and the Company’s assessment that the fixed-rate margins are still at market.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the years ended December 31, 2015 and 2014.

Note 10 — Derivative Instruments

Forward Natural Gas Contracts – Discontinued Operations

RNP uses commodity-based derivatives to minimize its exposure to the fluctuations in natural gas prices. RNP recognizes the unrealized gains or losses related to the commodity-based derivative instruments in its consolidated financial statements. RNP does not have any master netting agreements or collateral relating to these derivatives.

Our East Dubuque Facility enters into forward natural gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward natural gas contracts are deemed to be Level 2 financial instruments because the measurement is based on observable market data. The fair value of such contracts had been determined based on market prices. Gain or loss associated with forward natural gas contracts is recorded in discontinued operations on the consolidated statements of operations. The amount of unrealized gain (loss) recorded was $2.4 million for the year ended December 31, 2015 and $(4.0) million for the year ended December 31, 2014.

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

In 2012, RNLLC (discontinued operations) entered into two forward starting interest rate swaps in notional amounts which covered a portion of its outstanding borrowings. The realized loss represents the cash payments required under the interest rate swaps. During the year ended December 31, 2013, RNP paid $0.9 million to terminate the RNLLC interest rate swaps.

Through the interest rate swaps, the Company is essentially fixing the variable interest rate to be paid on these borrowings.

The interest rate swaps are accounted for as derivatives. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at December 31, 2015 and 2014 represents the unrealized loss of $0.6 million and $0.8 million, respectively. Any adjustments to the fair value of the interest rate swaps are recorded on the consolidated statements of operations in interest expense.

Net gain (loss) on interest rate swaps:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Realized loss	$(72)	$—	$(24)
Unrealized gain	294	172	17
Total net gain (loss) on interest rate swaps	$222	$172	$(7)

Currency Swaps

Fulghum’s subsidiary in Chile uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary liabilities (in this case, two loans) denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary liabilities are recognized into earnings in the line item other income - net in our consolidated statements of operations. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The total notional values of derivatives related to our foreign currency economic hedges were $9.5 million and $2.2 million as of December 31, 2015 and December 31, 2014, respectively.

The currency swaps are accounted for as derivatives. The currency swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The fair value of the currency derivatives is the difference between the contract values and the exchange rates at the end of the period. The fair value of the currency swaps at December 31, 2015 represents the unrealized loss.

For the Year Ended December 31, 2015
(in thousands)
Realized loss	$—
Unrealized loss	(1,254)
Total net loss on currency swaps	$(1,254)

The forward natural gas contracts are recorded in discontinued operations on the consolidated balance sheets.

	As of December 31,
	2015	2014
	Current Liabilities
	(in thousands)
Forward natural gas contracts:
Gross amounts recognized	$1,517	$3,955
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$1,517	$3,955

The currency swaps are recorded either in prepaid expenses and other current assets or in other liabilities on the consolidated balance sheets.

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Currency swaps recorded in current assets (liabilities):
Gross amounts recognized	$(1,536)	$(2,321)
Gross amounts offset in consolidated balance sheets	—	2,039
Net amounts presented in the consolidated balance sheets	$(1,536)	$(282)

The interest rate swaps are recorded in current liabilities on the consolidated balance sheets.

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$(555)	$(849)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(555)	$(849)

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2015:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Forward natural gas contracts - discontinued operations	$—	$1,517	$—
Interest rate swaps	—	555	—
Currency swaps	—	1,536	—

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2014:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Forward natural gas contracts - discontinued operations	$—	$3,955	$—
Interest rate swaps	—	849	—
Currency swaps	—	282	—

Note 11 — Inventories

Inventories consisted of the following:

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Finished goods	$32,695	$14,723
Raw materials	12,834	10,778
Other	—	45
Total inventory	$45,529	$25,546

During the year ended December 31, 2015, the Company wrote down the value of its wood pellet inventory by $11.3 million to estimated net realizable value within its Wood Pellets: Industrial segment and RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $2.2 million to estimated net realizable value. During the year ended December 31, 2014, the Company wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $6.0 million to estimated net realizable value. The write-downs were reflected in cost of goods sold for the applicable periods.

Note 12 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Land and land improvements	$7,047	$25,851
Buildings and building improvements	16,038	33,578
Machinery and equipment	235,189	194,493
Furniture, fixtures and office equipment	1,294	1,537
Computer equipment and computer software	5,754	7,095
Vehicles	7,120	5,706
Leasehold improvements	2,712	2,405
Other	—	1,243
	275,154	271,908
Less: Accumulated depreciation	(32,644)	(30,514)
Total property, plant and equipment, net	$242,510	$241,394

Construction in progress consisted of the following:

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Pasadena Facility	$895	$32,747
Fulghum Fibres	607	7,197
Atikokan Facility	215	36,931
Wawa Facility	2,170	65,232
Construction under QS Construction Facility	—	21,712
Other	1,247	594
Total construction in progress	$5,134	$164,413

Pasadena Facility

After RNP launched and pursued its process to evaluate strategic alternatives, management determined that it was more likely than not that the Pasadena Facility would be sold or otherwise disposed of before the end of its previously estimated economic useful life. Although the Pasadena Facility was sold, held-for-sale accounting criteria was not met as management did not have the authority to commit to, and did not commit to, a plan of sale as of December 31, 2015. Because there was a likelihood that the Pasadena Facility was to be sold or otherwise disposed of before the end of its previously estimated useful life the Company performed impairment tests in 2015. During 2015, the Company updated forecasts of operating cash flows, assessed indications of interest from potential buyers, and updated its estimates of the probabilities of each scenario for the Pasadena Facility. Based on the results of the impairment tests, management concluded the Pasadena Facility’s carrying value was no longer recoverable and wrote the associated assets down by $160.6 million to their estimated fair values in 2015. The impairments reduced property, plant and equipment by $140.1 million and intangible assets, consisting of technology acquired in the acquisition of the Pasadena Facility, by $20.5 million. Fair value was based on probability weighting various cash flow scenarios using Level 3 inputs, under the applicable accounting guidance. The cash flow scenarios were based on market participant assumptions and indications of value from potential buyers of the Pasadena Facility.

During the year ended December 31, 2015, RNP received a one-time easement payment of $1.4 million to allow an adjacent property owner to construct some pipelines under the Pasadena Facility.

Fulghum Fibres

During the year ended December 31, 2015, Fulghum recorded impairments totaling $11.3 million, approximately 6.0% of total assets at December 31, 2015.

One of Fulghum’s customers is undergoing a conversion at its facility that will result in lower wood fibre consumption than expected.  As a result, the Company performed an impairment test. Based on the results of the impairment test, management concluded the mill’s carrying value was no longer recoverable and wrote the associated assets down by $6.9 million to their estimated fair values in 2015.

During 2015, customers of two of Fulghum’s mills exercised their contractual rights, under their respective processing agreements, to purchase those mills. One of the sales occurred in 2015, and the other sale is expected to occur in 2016. Fulghum will continue to operate one of the mills under a continuing operating services agreement. The customer will be taking over operations of the other mill. The purchase option price of Fulghum’s facilities was below their carrying value resulting in a write down of $4.4 million, which was recorded as of December 31, 2015. As of December 31, 2015, the Company classified the mill, which is scheduled to be sold in the second quarter of 2016, as property held for sale on its consolidated balance sheet.

Atikokan and Wawa

The Company’s wood pellet facility in Atikokan, Ontario, Canada (the “Atikokan Facility”), which is expected to produce 110,000 metric tons of wood pellets annually, is in the ramp-up phase. During ramp-up of the Atikokan Facility, the Company discovered the need to modify the plant’s truck dump hopper and modify or replace a portion of the plant’s conveyance systems. All of the truck dump hopper modifications have been completed, and the truck dump hopper is performing as expected. The first group of the faulty conveyors at the Atikokan Facility was replaced at the end of 2015 and the conveyors’ performance is currently being evaluated as part of the plant’s operations. The remaining work to address problems with the Atikokan Facility conveyor systems is expected to continue through mid-2016. The Atikokan Facility is expected to reach full capacity this year after the conveyor work is completed barring any other possible unforeseen issues that may arise during the ramp-up phase.

The Company’s wood pellet facility in Wawa, Ontario, Canada (the “Wawa Facility”) is designed to produce 450,000 metric tons of wood pellets annually. All of the equipment at the Wawa Facility has been commissioned and the plant has been producing an increasing quantity of wood pellets. However, the Company discovered during the ramp-up of the Wawa Facility the need to modify the front-end system of the facility that handles logs and feeds them into the chipping process and to modify or replace a significant portion of the plant’s conveyance systems. The modifications of the front-end system and the first phase of modifications of the plant’s conveyance systems were completed in late 2015. The remaining work to the conveyor systems is scheduled to be completed by mid-2016. In light of the setbacks the Company has experienced at the Wawa Facility, it is evaluating the production capacity of the plant. The Company is investigating whether there are potential design shortcomings similar to those that surfaced with the plant’s wood infeed and conveyance systems that might limit capacity. The Company is also evaluating uptime and operating efficiency rates achievable for full capacity. The Company’s discussions with other pellet producers and engineering firms over the past year have shown that there is a wide disparity of these rates across established industrial pellet manufacturing plants in North America. The Company believes it is premature to revise the capacity of the Wawa Facility until such time that it has fully tested the design assumptions of the major processes of the plant, remediated all of the material handling issues, and completed the ramp-up of the facility. However, if the Company applies a range of assumed operating efficiencies typical for the industry, the plant’s annual production capacity would be between 400,000 and 450,000 metric tons. The low end of this capacity range would still allow the Company to fulfill its annual contractual obligations to Drax and to generate positive cash flow. We have also observed that historically within the wood pellet industry that ramping up to full design capacities takes considerable time, several years in most cases. Taking into account the amount of time required to complete the repair and modification of the conveyance systems and to ramp up to design operating efficiency rates as historically observed in the wood pellet industry, the Company doesn’t expect the Wawa Facility to reach full capacity until 2017. At December 31, 2015, remaining cash expenditures to complete the Atikokan and Wawa Facilities are expected to be approximately $21 million.

The Company expects that the proceeds from the Merger and debt exchange, together with cash on hand, will be sufficient to fund the Atikokan and Wawa Projects until they have been commissioned and later begin to generate positive cash flow.

During 2015, the Company experienced significant cost overruns and delays in completing the Wawa Facility. The Company is currently in the process of replacing and upgrading a substantial portion of the material handling and processing equipment at this facility. The replacement and upgrade activities have caused delays in producing wood pellets in quantities necessary to satisfy contractual obligations with Drax and Canadian National Railway Company, which resulted in cash penalties. In addition, during the fourth, quarter as the plant was ramping up production, the Company identified certain constraints that indicated the facility’s maximum capacity was potentially lower than originally estimated. Given the significant cost overruns and our evaluation of potential production capacity for the Wawa Facility, management determined that indicators of impairment existed as of December 31, 2015 and performed a long-lived asset recoverability test. Based on the results of the impairment test, management concluded the Wawa Facility’s carrying value was recoverable and no impairment charge was recorded. However, the forecasts of operating cash flows used in the impairment test was based upon numerous factors and assumptions including estimates of future prices of crude oil, foreign exchange rates and inflation levels. A variation in any one factor or assumption could cause a different result, which could require an impairment charge. Assumptions used in the forecasts were based on production capacity between 400,000 and 450,000 metric tons. Based on economic factors today, if production were to permanently remain below the lower end of this range, there would be a material impairment unless the Company was able to renegotiate contracts with Drax and Canadian National Railway Company.

Port of Quebec

Pursuant to the Port Agreement, as defined in “Note 15 — Debt”, Quebec Stevedoring Company Limited (“Quebec Stevedoring”) built handling equipment and 75,000 metric tons of wood pellet storage exclusively for the Company’s use at the Port of Quebec, with the same amount becoming a financing obligation for the Company.

Construction in Progress

The construction in progress balance at December 31, 2015 includes $0.7 million of capitalized interest cost and $6.3 million at December 31, 2014.

Note 13 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	Pasadena	Fulghum	NEWP	Total
	(in thousands)
Balance at December 31, 2013	$27,202	$29,932	—	$57,134
Add: Acquisition	—	—	8,461	8,461
Less: Impairment	(27,202)	—	—	(27,202)
Balance at December 31, 2014	$—	$29,932	$8,461	$38,393
Add: Allegheny Acquisition	—	—	$1,862	$1,862
Balance at December 31, 2015	$—	$29,932	$10,323	$40,255

The goodwill resulting from the Agrifos Acquisition, the NEWP Acquisition and the Allegheny Acquisition is amortizable for tax purposes, while the goodwill from the Fulghum Acquisition is not amortizable for tax purposes.

At December 31, 2015 and 2014, the Company had accumulated goodwill impairment charges of $57.2 million related to the Pasadena Facility.

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

Note 14 — Goodwill Impairments

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

Management considered the inventory impairments, negative gross margins and negative EBITDA, in 2014 and 2013, as well as revised cash flow projections, all taken together, as indicators that a potential impairment of the goodwill related to the Pasadena Facility may have occurred. Factors that affect cash flow include, but are not limited to: product prices; product sales volumes; feedstock prices, labor, maintenance, and other operating costs; required capital expenditures; and plant productivity.

Cash flow projections decreased primarily because of a decline in forecasted product margins. The reduction of prices in the forecast was the result of an evaluation of many factors, including deterioration in reported margins. A global decline in nitrogen prices, along with higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originate from new plants that produce ammonium sulfate as a by-product of manufacturing caprolactam. Raw material prices for ammonia and sulfur, key inputs for ammonium sulfate, had increased significantly during 2014. Global ammonia supplies were tight, supported by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political unrest in Libya and Ukraine.

The analysis of the potential impairment of goodwill is a two-step process. Step one of the impairment test consists of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena reporting unit was based upon various assumptions and was based primarily on the discounted cash flows that the business could be expected to generate in the future (the “Income Approach”). The Income Approach valuation method required management to make projections of revenue and costs over a multi-year period. Additionally, the Company made an estimate of a weighted average cost of capital that a market participant would use as a discount rate. The Company also considered other valuation methods including the replacement cost and market approach. Based upon its analysis of the fair value of the Pasadena reporting unit, the Company believed it was probable that the Pasadena reporting unit had a carrying value in excess of its fair value in 2014 and 2013. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in accounting guidance.

Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. The estimated difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The valuation of assets and liabilities in step two is performed only for purposes of assessing goodwill for impairment and the Company did not adjust the net book value of the assets and liabilities on its consolidated balance sheets other than goodwill as a result of this process. Completion of step two of the goodwill impairment test indicated a $27.2 million residual value at December 31, 2013 and no remaining residual value of goodwill at December 31, 2014. This resulted in the Company recording impairment charges of $27.2 million and $30.0 million during the years ended December 31, 2014 and 2013, respectively, which was primarily the result of a decrease in the implied fair value of the Pasadena reporting unit. A deterioration in projected cash flows and an increase in the rate used to discount such cash flows contributed to the decreases in 2014 and 2013. In addition, the implied residual value of goodwill decreased because of an increase in the amount of invested capital at the Pasadena Facility, which primarily was the result of capital expenditures for the power generation project and expenditures to replace the sulfuric acid converter. The Company also considered the realizability of long-lived assets and intangible assets at December 31, 2014 and noted that no impairment of such assets was required.

Note 15 — Debt

The Company’s borrowings at December 31, 2015 and 2014 are summarized below. Debt premium, discount and issuance expenses incurred in connection with financing are deferred and amortized on a straight line basis.

QS Construction Facility

In connection with the Drax Contract (as defined in Note 16 — Commitments and Contingencies), in April 2013, the Company and Quebec Stevedoring entered into a Master Services Agreement (the “Port Agreement”) pursuant to which Quebec Stevedoring is required to provide stevedoring, terminalling and warehousing services to the Company at the Port of Quebec. The Port Agreement is designed to support the term and volume commitments of the Drax Contract as well as future wood pellet exports through the Port of Quebec. Pursuant to the Port Agreement, Quebec Stevedoring built handling equipment and 75,000 metric tons of wood pellet storage exclusively for the Company’s use at the port, a portion of the cost of which became a debt obligation for the Company (the “QS Construction Facility”). In accordance with generally accepted accounting principles in the United States of America (“GAAP”), the Company is considered the owner of the Quebec Port project and has accordingly recorded the total amount of the project cost in property, plant and equipment and a corresponding amount as project financing in debt. Under the Port Agreement, the Company’s original debt obligation was limited to $16.1 million, subject to approved change orders. In April 2014, Quebec Stevedoring submitted change orders to the Company for $2.3 million over the original cost for the project, which in 2015 the Company agreed to pay. Including the change orders, the Company’s current debt obligation is $13.7 million at December 31, 2015 out of the $19.9 million of debt recorded under the QS Construction Facility. The Company is not obligated to pay Quebec Stevedoring the difference of $6.2 million under the terms of the Port Agreement.

Fulghum Debt

As of December 31, 2015, Fulghum’s outstanding debt consists primarily of term loans with various financial institutions with each term loan collateralized by specific property and equipment. The term loans have maturity dates ranging from  2016 through 2028. Amount of debt outstanding with financial institutions located in the United States was $31.7 million and $16.4 million with financial institutions located in South America. The weighted average interest rate on the debt was 5.9%. Cash can be distributed to Rentech from Fulghum to the extent that such distributions are permitted in Fulghum’s debt agreements.

RNHI Revolving Loan

On September 23, 2013, RNHI obtained a $100.0 million revolving loan facility (“RNHI Revolving Loan”) by entering into a credit agreement (the “RNHI Credit Agreement”) among RNHI, Credit Suisse AG, Cayman Islands Branch, (“Credit Suisse”) as administrative agent and each other lender from time to time party thereto. On September 24, 2013, the Company borrowed $50.0 million under the facility. On April 9, 2014, the Company paid off the outstanding balance under the facility with proceeds from the GSO Credit Agreement and terminated the RNHI Credit Agreement.

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

Borrowings bear a letter of credit fee of 3.75% per annum on the daily average face amount of the letters of credits outstanding during the preceding calendar quarter. The Company also is required to pay a commitment fee on the average daily undrawn portion of the credit facility at a rate equal to 0.75% per annum. This commitment fee is payable quarterly in arrears on the last day of each calendar quarter and on the termination date. The BMO Credit Agreement will terminate on November 25, 2017. At December 31, 2015, letters of credit had been issued, but not drawn upon, totaling $4.1 million, and $7.1 million had been issued, but not drawn upon, at December 31, 2014.

GSO Credit Agreement

On April 9, 2014, RNHI (the “Borrower”), entered into a Term Loan Credit Agreement (the “GSO Credit Agreement”) among the Borrower, certain funds managed by or affiliated with GSO Capital Partners LP (“GSO Capital”, a related party), as lenders, Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and each lender from time to time party thereto. The Company used the borrowings from the facility to fund the acquisition and development of its wood fibre business, which consists of its wood chipping and wood pellet businesses, and for general corporate purposes

The facility originally consisted of a $50.0 million term loan, with a five-year maturity. The obligations of the Borrower under the facility are unconditionally guaranteed by the Company and are secured by common units of RNP owned by the Borrower. The term loan facility was subject to a 2.00% original issue discount.

On February 12, 2015, the Company entered into the Amended and Restated Term Loan Credit Agreement among RNHI, GSO Capital, and Credit Suisse, as administrative agent (the “A&R GSO Credit Agreement”). The A&R GSO Credit Agreement consists of three tranches of term loans, all of which mature on April 9, 2019: (i) a $50 million term loan originally drawn on April 16, 2014 (“Tranche A Loans”), (ii) an up to $45 million delayed draw term loan facility (“Tranche B Loans”) and (iii) an up to $18 million delayed draw term loan facility, which expired (“Tranche C Loans,” and together with the Tranche A Loans and the Tranche B Loans, the “Loans” ). During 2015, the Company drew the entire amount of Tranche B Loans, which were used to fund the development of its wood pellet projects in Ontario, Canada.

Tranche A Loans under the A&R GSO Credit Agreement bear interest at a rate equal to the greater of (i) LIBOR plus 7.00% and (ii) 8.00% per annum. Tranche B Loans under the A&R GSO Credit Agreement bear interest at a rate equal to the greater of (i) LIBOR plus 9.00% and (ii) 10.00% per annum.

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

The A&R GSO Credit Agreement allows for dividends to be paid to the Company’s shareholders as long as there is no event of default and consent is given by GSO Capital. On March 11, 2016, the Company and RNHI, entered into a First Amendment to Loan Documents (the “First Amendment”), among RNHI, as borrower, the Company, as parent guarantor, certain funds (the “GSO Funds”) managed by or affiliated with GSO Capital, as lenders (the “Lenders”) and Credit Suisse, as administrative agent (the “Agent”). The First Amendment provides, among other items, the following:

•

Amendment of the A&R GSO Credit Agreement by, among other things, terminating the commitment of the Lenders to the Tranche C loans and providing a new commitment from the Lenders to provide $6.0 million in delayed draw term loans. Proceeds of the Tranche D loans will be used for general corporate purposes and to complete the construction of the Atikokan and Wawa Facilities, and will be funded at 95.0% of the principal amount of such loan. Tranche D Loans bear interest at a rate equal to the greater of (i) LIBOR plus 14.00% and (ii) 15.00% per annum, and will mature on the earlier of the closing of the Merger and May 31, 2016. Proceeds received by the Company from the sale of the Pasadena Facility are required first, to prepay the Tranche D Loans and second, to reduce the commitments of Lenders to provide Tranche D Loans.

•

In addition, (i) upon either the occurrence of an event of default and acceleration of the A&R GSO Credit Agreement or RNHI’s failure to pay any loans under the A&R GSO Credit Agreement at maturity, a prepayment fee equal to 7.5% on all outstanding loans under the A&R GSO Credit Agreement will be applied and (ii) if the Merger is not closed by the Outside Date (as such term is defined in the Merger Agreement), an event of default will have occurred. Both of these new conditions will be rescinded upon the prior payment in full of the Tranche D Loans and termination of all commitments thereunder.

•

Amendment of RNHI’s existing Amended and Restated Pledge Agreement (the “Pledge Agreement”) to require RNHI to pledge an additional 3,114,439 common units of RNP owned by RNHI, as security for RNHI’s obligations under the A&R GSO Credit Agreement.

•

The obligations of RNHI under the Tranche D Loans will be guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries other than RNP, the subsidiaries of RNP and certain other excluded subsidiaries (collectively, the “Loan Parties”), and the guarantees are secured by a lien on substantially all of the Loan Parties’ tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests owned by the Loan Parties, of which the Loan Parties now own or later acquire more than a 50% interest, subject to certain exceptions.  In connection with the First Amendment, all Loan Parties reaffirmed their guarantees and pledges to the Lenders under the A&R GSO Credit Agreement.

•

The Company’s agreement to hire a Chief Restructuring Officer upon the earlier of (i) its failure to sell or spin off the Pasadena Facility by April 29, 2016 or (ii) failure to close the Merger by May 31, 2016 as a result of a breach of the Merger Agreement by RNP, its subsidiaries or their Affiliates (including as a result of a breach of representation, warranty or covenant, or any default).

NEWP Debt

As of December 31, 2015, NEWP’s outstanding debt of $16.3 million had a weighted average interest rate of 4.1%, including the Allegheny debt described below. The debt consists primarily of the Allegheny debt, term loans, bonds and a revolving credit facility with various financial institutions, and such debt is collateralized by the assets of NEWP. The debt has maturity dates ranging from 2016 through 2021.

On January 23, 2015, and in conjunction with the Allegheny Acquisition, NEWP entered into a five-year, $8.0 million term loan, which amortizes as if it had a seven-year maturity, with the unamortized balance due at maturity. The term loan has an interest rate of LIBOR plus 2.25%.

Cash can be distributed to Rentech from NEWP to the extent that such distributions are permitted in NEWP’s debt agreements.

Total Debt

As of December 31, 2015, the Company was in compliance with its debt covenants. Total debt, excluding discontinued operations, consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
QS Construction Facility	$19,926	$18,679
Fulghum debt	47,049	53,179
A&R GSO Credit Agreement	95,000	50,000
NEWP debt	16,107	10,913
Total debt	178,082	132,771
Less: Debt issuance costs	(2,002)	(1,316)
Plus: Unamortized net premium (discount)	(68)	1,085
Less: Current portion	(18,307)	(17,260)
Less: Current portion unamortized premium	(468)	(524)
Less: Current portion debt issuance costs	31	—
Long-term debt	$157,268	$114,756

Future maturities of total debt are as follows (in thousands):

For the Years Ending December 31,
2016	$18,307
2017	9,013
2018	6,630
2019	101,320
2020	5,757
Thereafter	30,862
$171,889
Portion of QS Construction Facility not obligated to pay	6,193
$178,082

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

Proposed Redemption of Preferred Stock and Reduction of Indebtedness

In connection with the Merger Agreement, RNHI, the Company and certain of its other subsidiaries entered into a Waiver and Amendment of Certain Loan and Equity Documents, dated as of August 9, 2015 (the “Waiver”). In connection with the First Amendment, the Company and certain of its subsidiaries entered into an Amendment to Waiver Letter (the “Waiver Amendment”), which amends the Waiver. The Waiver Amendment covers (i) the A&R GSO Credit Agreement, (ii) that certain Amended and Restated Guaranty Agreement, dated as of February 12, 2015 (as amended or modified to date, the “Guaranty”), by and among the Company and certain of its subsidiaries in favor of Credit Suisse and (iii) that certain Subscription Agreement, dated as of April 9, 2014 (as amended or modified to date, the “Subscription Agreement”), by and among the Company, the Purchasers identified therein and the Purchaser’s Representative identified therein.

Pursuant to the Waiver Amendment, the lenders under the A&R GSO Credit Agreement, the Agent and GSO Capital, as applicable, agreed to waive compliance with the A&R GSO Credit Agreement, Guaranty, and certain restrictions in the Subscription

Agreement, solely to the extent they restrict or prohibit the Company, RNHI, RNP, and Rentech Nitrogen GP, LLC’s ability to fulfill its obligations under the Merger Agreement and related documents.  The Waiver Amendment also attaches drafts of a second amended and restated credit agreement (“Second A&R Credit Agreement”), second amended and restated guaranty and a preferred equity exchange and discharge agreement (the “Exchange Agreement”) relating to the Series E Convertible Preferred Stock of the Company, each of which would be entered into at the closing under the Merger Agreement.

The Second A&R Credit Agreement and the Exchange Agreement provides for, among other items, the following:

•

At the closing of the Merger, the Company and the GSO Funds will exchange up to $100 million of the Series E Convertible Preferred Stock held by the GSO Funds for $100 million of common units representing limited partner interests of CVR Partners (“CVR Common Units”) received by the Company as consideration for the Merger (valued using the volume weighted average price of CVR Common Units for the 60 trading days ending two trading days prior to the closing of the Merger, less a 15% discount).

•

For a period of six months following the expiration of the six-month lock-up period that will apply to the CVR Common Units under the transaction documents for the Merger, the Company will have a one-time call right to acquire any of the CVR Common Units described above which are still held by the GSO Funds.  Assuming all of the Series E Convertible Preferred Stock is exchanged under the Exchange Agreement, the call price per unit will equal $150 million divided by the aggregate number of CVR Common Units delivered to the GSO Funds pursuant to the Exchange Agreement.

•

If all of the Series E Convertible Preferred Stock is exchanged under the Exchange Agreement, the GSO Funds’ right to designate two directors will expire upon such exchange.  If any such preferred stock remains outstanding, subject to Nasdaq listing requirements, the GSO Funds will have the right to appoint one or two directors to the Company’s board of directors (depending on the number of shares held by the GSO Funds).

•

At the closing of the Merger, up to $40 million of the existing Tranche A loans under the Credit Agreement will be repaid in exchange for CVR Common Units (valued using the volume weighted average price for the 60 trading days ending two days prior to the closing of the Merger, less a 15% discount), plus payment of accrued and unpaid interest and the 1% prepayment premium in cash.  Any remaining outstanding Tranche A term loans will be converted to Tranche B loans.

•

The CVR Common Units received by the Company upon the consummation of the Merger will be used first to repay the par value of the Series E Convertible Preferred Stock and, after such par value has been paid in full, to repay the principal amount of the Tranche A loans.  To the extent that there are not enough CVR Common Units available to repay the GSO Funds in full, any portion of the par value of the Series E Convertible Preferred Stock or the principal amount of the Tranche A loans not repaid shall remain outstanding (and the Tranche A term loans will be converted to Tranche B loans as described above).

•

After the closing of the Merger, the Tranche B loans (both the existing Tranche B loans and the converted Tranche A loans) will accrue interest at LIBOR plus 7%, with a LIBOR floor of 1%, with a similar collateral and covenant package to the existing loans.

•	GSO Capital has also agreed to a non-binding provision to use commercially reasonable efforts to discuss in good faith possible amendments to the remaining terms of the Exchange Agreement.

Debt – Discontinued Operations

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

As of December 31, 2015, the Company had $34.5 million outstanding borrowings under the GE Credit Agreement. As of December 31, 2014, the Company had $15.0 million outstanding borrowings under the GE Credit Agreement. At December 31, 2015, a letter of credit had been issued, but not drawn upon, in the amount of $1.4 million.

As of December 31, 2015, the Company was in compliance with its debt covenants. Total debt for discontinued operations consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Notes	$320,000	$320,000
GE Credit Agreement	34,500	15,000
Total debt	354,500	335,000
Less: Debt issuance costs	(6,925)	(8,315)
Less: Current portion	—	—
Long-term debt	$347,575	$326,685

Future maturities of total debt for discontinued operations are as follows (in thousands):

For the Years Ending December 31,
2016	$—
2017	—
2018	—
2019	34,500
2020	—
Thereafter	320,000
$354,500

Note 16 — Commitments and Contingencies

Natural Gas Forward Purchase Contracts (Discontinued Operations)

The Company’s policy and practice are to enter into fixed-price forward purchase contracts for natural gas in conjunction with contracted nitrogen fertilizer product sales in order to substantially fix gross margin on those product sales contracts. The Company may also enter into a limited amount of additional fixed-price forward purchase contracts for natural gas in order to reduce monthly and seasonal natural gas price volatility. The Company occasionally enters into index-price contracts for the purchase of natural gas. The Company has entered into multiple natural gas forward purchase contracts for various delivery dates through May 31, 2016. Commitments for natural gas purchases consist of the following:

	As of December 31,
	2015	2014
	(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,580	3,188
MMBtus under index-price contracts	—	540
Total MMBtus under contracts	2,580	3,728
Commitments to purchase natural gas	$8,131	$15,568
Weighted average rate per MMBtu based on the fixed rates and the indexes applicable to each contract	$3.15	$4.18

As of December 31, 2015, deposits against these forward gas contracts were $0.6 million. During January and February 2016, the Company entered into additional fixed-quantity forward purchase contracts at fixed and indexed prices for various delivery dates through February 29, 2016. The total MMBtus associated with these additional forward purchase contracts are  0.7 million and the total amount of the purchase commitments is $1.5 million, resulting in a weighted average rate per MMBtu of $2.20 in these new commitments. The Company is required to make additional prepayments under these forward purchase contracts in the event that market prices fall below the purchase prices in the contracts.

Operating Leases

The Company has various operating leases of real and personal property which expire through September 2029. Total lease expense, including month-to-month rent, common area maintenance charges and other rent related fees, for the year ended December 31, 2015 was $6.8 million, $6.4 million for the year ended December 31, 2014 and $2.0 million for the year ended December 31, 2013.

Future minimum lease payments, including the East Dubuque Facility (discontinued operations), as of December 31, 2015 are as follows (in thousands):

For the Years Ending December 31,
2016	$6,446
2017	4,270
2018	3,166
2019	3,103
2020 and thereafter	10,426
$27,411

Contractual Obligations

Wood Pellets

On May 1, 2013, Rentech’s subsidiary that owns the Wawa Facility entered into a ten-year take-or-pay contract (the “Drax Contract”) with Drax Power Limited (“Drax”). Under the Drax Contract, such subsidiary is required to sell to Drax the first 400,000 metric tons of wood pellets per year produced from the Wawa Facility. In the event that it does not deliver wood pellets as required under the Drax Contract, the Rentech subsidiary that owns the Wawa Facility is required to pay Drax an amount equal to the positive difference, if any, between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech has guaranteed this obligation in an amount not to exceed $20.0 million.

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

On February 25, 2015, the Company entered into an amendment (the “February Amendment”) to the Drax Contract. The February Amendment canceled all wood pellet deliveries in 2014 and reduced to 240,000 metric tons the volume of wood pellets required to be delivered to Drax in 2015. In exchange for the canceled 2014 deliveries and reduced volume commitments in 2015, the Company paid Drax a penalty of approximately $0.2 million in cash, and agreed to provide price reductions totaling approximately $0.9 million on pellet shipments then expected to be made to Drax in 2015 (the “February Price Reduction”). The February Amendment also delayed the required delivery of 72,000 metric tons previously scheduled for 2015 into 2018 and 2019 but at 2015 pellet prices, which equated to a discount of approximately $0.9 million on the aggregate price of such deliveries.

In August 2015, the Company entered into a subsequent amendment (the “August Amendment”) to the Drax Contract. Under the August Amendment, the Company canceled all 2015 wood pellet deliveries and agreed to a total penalty, which encompasses all amendments relating to 2015 shipments to date, of $2.6 million associated with costs for Drax to purchase replacement pellets and to cancel shipping commitments. In 2015, the Company accrued the $2.6 million penalty in operating expenses. The penalty will be paid in the form of credits on the first several expected deliveries to Drax in early 2016. In addition, 72,000 metric tons of the original 2015 pellet deliveries are being pushed to 2018 and 2019 at 2015 pricing, which is expected to be lower than pricing in those future years under the original terms of the contract.

Rentech’s subsidiary that owns the Atikokan Facility entered into a ten-year take-or-pay contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which such subsidiary is required to deliver 45,000 metric tons of wood pellets annually. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility to up to 90,000 metric tons annually.

A Rentech subsidiary has contracted with Canadian National Railway Company (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec. The Atikokan Facility is located 1,300 track miles and the Wawa Facility is located 1,100 track miles from the Port of Quebec. Under the Canadian National Contract, such subsidiary has committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls would result in a penalty of $1,000 per rail car. Due to issues discovered at the Wawa Facility, the Company did not fully meet its 2015 commitment under the Canadian National Contract. The resulting cash penalties are expected to be approximately $3.3 million.

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

On February 1, 2016, plaintiffs and defendants entered into a memorandum of understanding (“MOU”) providing for the proposed settlement of the lawsuits. While the defendants believe that no supplemental disclosure is required under applicable laws, in order to avoid the burden and expense of further litigation, they have agreed, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the proposed mergers, all of which were disclosed in a Form 8-K filed by RNP with the SEC on February 2, 2016. The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to RNP’s unitholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the United States District Court for the Central District of California (the “Court”) will consider the fairness, reasonableness and adequacy of the proposed settlement. If the proposed settlement is finally approved by the Court, it will resolve and release all claims by unitholders of RNP challenging any aspect of the proposed mergers, the merger agreement and any disclosure made in connection therewith, including in the definitive proxy statement, pursuant to terms that will be disclosed to such unitholders prior to final approval of the proposed settlement. In addition, in connection with the proposed settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court for an award of attorneys’ fees and expenses to be paid by RNP or its successor. The proposed settlement is also contingent upon, among other things, the mergers becoming effective under Delaware law. There can be no assurance that the Court will approve the proposed settlement contemplated by the MOU. In the event that the proposed settlement is not approved and such conditions are not satisfied, the defendants will continue to vigorously defend against the allegations in the lawsuits.

Litigation Relating to the Atikokan and Wawa Facilities

In June of 2015, RDR Industrial Contractors, Inc. (“RDR”) recorded liens against both the Atikokan Facility and Wawa Facility. RDR performed work at both of the facilities as a subcontractor to Agrirecycle, Inc. (“Agrirecycle”) and asserted that Agrirecycle had failed to pay RDR according to the terms of its subcontract. In September of 2015, EAD Control Systems, Inc. (“EAD Controls”) similarly filed liens against both pellet facilities alleging Agrirecycle’s failure to pay EAD Controls for work performed at both facilities as a subcontractor to Agrirecycle. In October of 2015, Agrirecycle filed liens against both facilities asserting that (i) it had not been paid for services performed as subcontractor for EAD Engineering, Inc. (“EAD Engineering”) and (ii) it had not been paid for work performed under direct contracts with certain wholly owned subsidiaries of the Company (the “RTK Parties”).

In order to perfect their liens, RDR, EAD Controls and Agrirecycle commenced separate causes of action in Ontario Superior Court naming the RTK Parties and the Company as defendants and seeking to recover over $4.9 million in the aggregate. Of this amount, approximately $2.7 million is attributable to claims for amounts allegedly due under contracts with the RTK Parties, whereas the remainder is attributable to amounts claimed by subcontractors against our direct contractors.

In December of 2015 and January of 2016, the RTK Parties filed statements of defense denying the allegations set forth by RDR, EAD Controls and Agrirecycle and seeking over $37.8 million in the aggregate by way of counterclaims and cross-claims against EAD Engineering, EAD Controls, Agrirecycle and RDR for damages incurred due to defective engineering, design, equipment supply and construction at our pellet facilities, including the cost to remedy and replace defective work as well as penalties, schedule delays and lost profits. The Company will continue to vigorously defend itself against the allegations made by EAD Controls, Agrirecycle and RDR and vigorously pursue recovery from EAD Engineering, EAD Controls, Agrirecycle and RDR. Given that this litigation is in the pleadings stage and discovery has yet to begin, the Company does not have an estimate of the likelihood or the amount of any judgments which may be rendered either in favor of or against it or the RTK Parties.

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

The Company entered into a settlement agreement with the Illinois Environmental Protection Agency in August 2013 requiring it to connect a device at the East Dubuque Facility to an ammonia safety flare by December 1, 2015, which it did. The cost of the project required by the settlement agreement was $0.4 million.

The Company negotiated a settlement agreement with Region 6 of the Environmental Protection Agency relating to an ammonia release that occurred at the Pasadena Facility on April 20, 2014. The penalty required by the settlement agreement was $0.1 million.

Environmental

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

The Environmental Protection Agency reached a consent agreement and final order (“CAFO”) with ExxonMobil in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. In addition, the asset purchase agreement between a subsidiary of Agrifos and ExxonMobil, or the 1998 APA, pursuant to which the subsidiary purchased the Pasadena Facility in 1998, also makes ExxonMobil liable for closure and post-closure care of the stacks, with certain limitations relating to use of the stacks after the date of the agreement, including the limitations that remediation and demolition debris not be deposited on “stack 1” and that any naturally occurring radioactive material (“NORM”), deposited on stack 1 not be commingled with NORM deposited by ExxonMobil and be removed prior to closure of stack 1. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future, including as a result of actions taken by Agrifos prior to the closing of the Agrifos Acquisition (such as if Agrifos deposited remediation or demolition debris on stack 1, or commingled its NORM with ExxonMobil’s NORM on stack 1). As of January 2016, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks will be $51.2 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount.

As discussed above, the costs of closure and post-closure care of the stacks will be substantial. If RNP becomes financially responsible for the costs of closure of the stacks, this would have a material adverse effect on its business and cash flow.

In addition, the soil and groundwater at the Pasadena Facility is pervasively contaminated. The facility has produced fertilizer since as early as the 1940s, and a large number of spills and releases have occurred at the facility, many of which involved hazardous substances. Furthermore, naturally occurring and other radioactive contaminants have been discovered at the facility in the past, and asbestos-containing materials currently exist at the facility. In the past there have been numerous instances of weather events which have resulted in flooding and releases of hazardous substances from the facility. RNP cannot assure you that past environmental investigations at the facility were complete, and there may be other contaminants at the facility that have not been detected.

Contamination at the Pasadena Facility has the potential to result in toxic tort, property damage, personal injury and natural resources damages claims or other lawsuits. Further, regulators may require investigation and remediation at the facility in the future at significant expense.

ExxonMobil submitted Affected Property Assessment Reports, or APARs, under the Texas Risk Reduction Program to the Texas Commission on Environmental Quality, or the TCEQ, beginning in 2011 for the plant site and phosphogypsum stacks at the Pasadena Facility. The APARs identify instances in which various regulatory limits for numerous hazardous materials in both the soil and groundwater at the plant site and in the vicinity of the stacks have been exceeded. TCEQ is requiring ExxonMobil to perform significant additional investigative work as part of the APAR process. The TCEQ may also require further remediation of the contamination at the Pasadena Facility. The TCEQ or other regulatory agencies may hold us responsible for certain of the contamination at the Pasadena Facility or ExxonMobil may seek indemnification from the Pasadena Facility for contamination they believe was caused by our operations.

In the past, governmental authorities have alleged or determined that the Pasadena Facility has been in substantial noncompliance with environmental laws and the Pasadena Facility has been the subject of numerous regulatory enforcement actions. The facility has also been subject to a number of past or current governmental enforcement actions, consent agreements, orders, and lawsuits, including, as examples, actions concerning the closure of the phosphogypsum stacks at the facility, the release of process water and wastewater, emissions of oxides of sulfuric acid mist, releases of ammonia and other hazardous substances, various alleged Clean Water Act and Resource Conservation and Recovery Act violations, the potential for off-site contamination, and other matters. In the future, RNP may be required to expend significant funds to attain or maintain compliance with environmental laws. Regulatory findings of noncompliance could trigger sanctions, including monetary penalties, require installation of control or other equipment or other modifications, adverse permit modifications, the forced curtailment or termination of operations or other adverse impacts.

The costs RNP may incur in connection with the matters described above are not reasonably estimable and could be material. Subject to the terms and conditions of the 1998 APA, RNP is entitled to indemnification from ExxonMobil for certain losses relating to environmental matters relating to the facility and arising out of conditions present prior to our acquisition of the facility. However, RNP’s right to indemnification under this agreement is subject to important limitations, and it cannot assure you it will be able to obtain payment from ExxonMobil on a timely basis, or at all. Depending on the amount of the costs RNP may incur for such matters in a given period, this could have a material adverse effect on the results of its business and cash flow.

RNP believes it is remote that ExxonMobil will not be able to meet its obligations under the 1998 APA and, therefore, it has not recorded any liabilities associated with these environmental issues.

Gain and Loss Contingencies

In 2014, the Board of Assessment Appeals State of Colorado determined that Adams County owed the Company a property tax refund of $1.2 million related to the 2013 tax year. Adams County appealed to the Colorado Court of Appeals. In 2015, the Company and Adams County reached a settlement agreement whereby Adams County refunded $1.1 million of property taxes to the Company. The Company received the settlement in 2015 and recorded the amount in income from discontinued operations.

The costs to abandon a pipeline that the Company owns in Natchez, Mississippi, was $0.7 million. Almost all these costs were recorded in discontinued operations during the year ended December 31, 2014, but were incurred in 2015 to complete the abandonment process. The Company is entitled to reimbursement from the buyer of its property in Natchez for its costs relating to the pipeline abandonment. The Company has not recorded the receivable related to the reimbursement of abandonment costs as it represents a gain contingency.

Note 17 — Reverse Stock Split

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

Note 18 — Preferred Stock

In 2014, the Company entered into the Subscription Agreement (the “Subscription Agreement”) with funds managed by or affiliated with GSO Capital (the “Series E Purchasers”), pursuant to which the Company sold 100,000 shares of its Series E Convertible Preferred Stock (the “2014 Preferred Stock” or “Series E Convertible Preferred Stock”) to the Series E Purchasers. The shares have an aggregate original issue price of $100.0 million and were purchased for an aggregate purchase price of $98.0 million (reflecting an issuance discount of 2%). Dividends on the 2014 Preferred Stock accrue and are cumulative, whether or not declared by the Board of Directors of the Company (the “Board”), at the rate of 4.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon. The 2014 Preferred Stock is convertible into up to 4,504,505 shares of Rentech’s common stock (“Common Stock”) at a conversion price of $22.20 per share, subject to adjustment. In certain circumstances, the 2014 Preferred Stock is redeemable by the Series E Purchasers for a price equal to the original issue price plus all accrued and unpaid dividends (including dividends accruing from the last dividend payment date).

In 2014, a newly formed wholly owned subsidiary of the Company, DSHC, LLC (“DSHC”), and each of the Series E Purchasers entered into a Put Option Agreement (the “Put Option Agreements”). Under the Put Option Agreements, each Series E Purchaser has the right to cause DSHC to purchase any of the 2014 Preferred Stock for the original issue price plus all accrued and unpaid dividends (including dividends accruing from the last dividend payment date) upon certain put trigger events, including the failure of the Company to redeem the 2014 Preferred Stock when required. All obligations of DSHC under the Put Option Agreements are secured by 5,524,862 common units of RNP owned by DSHC. DSHC is a special purpose entity referred to as a bankruptcy-remote entity whose operations are limited. DSHC is a separate and distinct legal entity from Rentech and its assets are not available to Rentech’s creditors.

The 2014 Preferred Stock is accounted for as mezzanine equity in the consolidated balance sheets. However, dividends are recorded in the consolidated statements of stockholders’ equity and consist of the 4.5% dividend plus the amortization of issuance costs and accretion of discount. Dividends are paid on the first business day of June and December of each year. See Note 15 – Debt, “Proposed Redemption of Preferred Stock and Reduction of Indebtedness.”

Mezzanine equity consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Original issue price of 2014 Preferred Stock	$100,000	100,000
Less: Issuance costs	(2,648)	(3,144)
Less: Unamortized discount	(1,512)	(1,796)
Total mezzanine equity	$95,840	$95,060

Note 19 — Stockholders’ Equity

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

The Original Plan is intended to act as a deterrent to any person acquiring 4.99% or more of the outstanding shares of the Company’s common stock or any existing 4.99% or greater holder from acquiring more than an additional 1% of then outstanding common stock, in each case, without the approval of the Board and to thus mitigate the threat that stock ownership changes present to the Company’s NOLs. The Original Plan includes procedures whereby the Board will consider requests to exempt certain acquisitions of common stock from the applicable ownership trigger if the Board determines that the acquisition will not limit or impair the availability of the NOLs to the Company.

In connection with its adoption of the Original Plan, the Board declared a dividend of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of common stock of the Company outstanding at the close of business on August 19, 2011 (the “Record Date”). After adjusting for the effect of the Reverse Split, the number of Rights per share of common stock is ten. Each Right entitles the registered holder, after the Rights become exercisable and until expiration, to purchase from the Company one ten-thousandth of a share of the Company’s Series D Junior Participating Preferred Stock, par value $10.00 per share (the “Preferred Stock”), at a price of $3.75 per one ten-thousandth of a share of Preferred Stock, subject to certain anti-dilution adjustments (the “Purchase Price”).

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

On August 1, 2014, the Company entered into an amendment to the Original Plan (the “Plan Amendment”, and together with the Original Plan, the “Plan”), primarily to extend the final expiration date of the rights contained therein from August 5, 2014 to August 4, 2017. As a result, the Rights will expire, unless earlier redeemed or exchanged by the Company or terminated, on the earliest to occur of: (i) August 5, 2017, or (ii) the time at which the Board determines that the NOLs are fully utilized or no longer available under Section 382 of the Code, or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the NOLs, or materially impair the amount of the NOLs that could be used by the Company in any particular time period, for applicable tax purposes. The Rights do not have any voting rights.

Long-Term Incentive Equity Awards

Performance Awards 2013 – 2014

Two types of performance awards were granted in December 2014 and 2013.

The performance awards granted during the year ended December 31, 2014 vest over a four year period based on the Company’s level of total shareholder return over such period plus the recipient’s continued service with the Company.

The performance awards granted during the year ended December 31, 2013 vest equally over a three-year period from grant date based on the Company’s level of total shareholder return over such period plus the recipient’s continued service with the Company.

Time Vested Awards 2013 – 2015

All of the time-based awards, which were issued during the years ended December 31, 2015, 2014 and 2013, vest over a three year period subject to the recipient’s continued service with the Company, except for grants to directors that vest in one year.

During the years ended December 31, 2015, 2014 and 2013, the Company issued the following performance shares and restricted stock units:

	Number of Awards
	For the Years Ended December 31,
Type of Award	2015	2014	2013
Performance awards	—	556,400	300,500
Time-vested awards	47,960	52,100	199,400
Total	47,960	608,500	499,900

Note 20 — Accounting for Equity Based Compensation

The accounting guidance requires all share-based payments, including grants of stock options, to be recognized in the statement of operations, based on their fair values. Stock based compensation expense for all fiscal periods is based on estimated grant-date fair value. Stock options generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. Most grants have graded vesting provisions where an equal number of shares vest on each anniversary of the grant date. The Company allocates the total compensation cost on a straight-line attribution method over the requisite service period. Most grants of options vest upon the fulfillment of service conditions and have no performance or market-based vesting conditions. Certain grants of restricted stock units include share price driven vesting provisions. Stock based compensation expense that the Company records is included in selling, general and administrative expense. There was no tax benefit in periods reported herein from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses.

During the years ended December 31, 2015, 2014 and 2013, charges associated with all equity-based grants were recorded as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Compensation expense	$2,736	$4,658	$5,319
Board compensation expense	637	872	603
Total compensation expense	3,373	5,530	5,922
Consulting expense	—	—	18
Total expense	$3,373	$5,530	$5,940
Increase to both basic and diluted loss per share from compensation expense	$0.15	$0.24	$0.26

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. The assumptions utilized to determine the fair value of options and warrants are indicated in the following table:

	For the Years Ended December 31,
	2015	2014
Risk-free interest rate	1.76%	1.28% - 1.65%
Expected volatility	55.7%	54.5% - 57.3%
Expected life (in years)	5.58	3.58 - 4.41
Dividend yield	0%	0%
Forfeiture rate	15%	0 - 22%

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the Company’s stock options. The Company used the daily stock price over the last 36 months to calculate and project expected stock price volatility Expected volatility was assumed to equal historical volatility. The estimated expected term of the grant is based on the Company’s historical exercise experience. The Company included a forfeiture component in the pricing model on certain grants to employees, based on historical forfeiture rate for the grantees’ level employees.

The number of shares reserved, outstanding and available for issuance are as follows:

	Shares Reserved as of December 31,	Shares Underlying Outstanding Awards as of December 31,		Shares Available for Issuance as of December 31,
	2015	2015	2014	2015	2014
	(in thousands)
Name of Plan
2005 Stock Option Plan	100	—	21	—	—
2006 Incentive Award Plan:
Stock options	800	53	137	—	—
Restricted stock units and performance share awards		—	—	—	—
2009 Incentive Award Plan:
Stock options	3,922	918	144	899	1,228
Restricted stock units and performance share awards		444	828	—	—
Adjustment for Special Distribution	31	—	—	—	—
	4,853	1,415	1,130	899	1,228
Options not from a plan	110	110	110	—	—
Restricted stock units not from a plan	202	202	202	—	—
	5,165	1,727	1,442	899	1,228

Stock Options

The Company has multiple equity incentive plans under which options have been granted to employees, including officers and directors of the Company, to purchase shares of the Company at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Each of these plans allows the issuance of incentive stock options, within the meaning of the Code, and options that constitute non-statutory options. Options under the Company’s 2005 Stock Option Plan generally expire five years from the date of grant or at an alternative date as determined by the committee of the Board that administers the plan. Options under the Company’s 2006 Incentive Award Plan and the 2009 Incentive Award Plan generally expire between three and ten years from the date of grant as determined by the committee of the Board that administers the plan. Options under the Company’s 2005 Stock Option Plan, 2006 Incentive Award Plan and the 2009 Incentive Award Plan are generally exercisable on the grant date or a vesting schedule between one and three years from the grant date as determined by the committee of the Board that administers the plans.

During the years ended December 31, 2015, 2014 and 2013, charges associated with stock option grants were recorded as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Compensation expense	$159	$39	$516
Board compensation expense	—	17	—
Total compensation expense	159	56	516
Consulting expense	—	—	18
Total expense	$159	$56	$534

Option transactions during the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	447,200	$16.70	$5,848,000
Granted	—	—
Exercised	(71,100)	10.30
Canceled / Expired	(27,100)	24.00
Outstanding at December 31, 2013	349,000	$15.90	$2,144,448
Granted	112,200	12.50
Exercised	(39,300)	11.70
Canceled / Expired	(10,000)	8.90
Outstanding at December 31, 2014	411,900	$15.50	$784,931
Granted	788,500	3.03
Exercised	(82,900)	8.71
Canceled / Expired	(36,400)	31.98
Outstanding at December 31, 2015	1,081,100	$6.39	$386,365
Options exercisable at December 31, 2015	209,994	$16.64	$—
Options exercisable at December 31, 2014	301,700	$16.70
Options exercisable at December 31, 2013	343,600	$16.00
Weighted average fair value of options granted during the year ended December 31, 2015		$1.56

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on December 31, 2015 and the exercise price of the outstanding shares, multiplied by the number of shares underlying outstanding awards as of December 31, 2015. The total intrinsic values of options exercised during the years ended December 31, 2015, 2014 and 2013 were $0.3 million, $0.4 million and $0.9 million, respectively.

As of December 31, 2015, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. This cost is expected to be recognized over a weighted-average period of 3.0 years.

The following information summarizes stock options outstanding and exercisable at December 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.03-$3.03	788,500	9.95	3.03	—	$—
$5.00-$9.20	110,000	4.82	8.92	109,943	8.92
$9.60-$10.00	2,700	5.49	9.60	2,687	9.60
$11.20-$18.10	129,000	3.73	12.42	46,483	12.45
$20.70-$25.00	3,200	1.31	20.70	3,225	20.70
$35.00-$35.00	2,200	0.95	35.00	2,150	35.00
$38.70-$40.00	45,500	0.55	38.81	45,506	38.81
	1,081,100			209,994

Warrants

During the years ended December 31, 2015, 2014 and 2013, there was no compensation expense associated with grants of warrants.

Warrant transactions during the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	125,000	$5.70
Granted	—	—
Vested	—	—
Exercised	—	—
Canceled / Expired	—	—
Outstanding at December 31, 2013	125,000	$5.70
Granted	—	—
Vested	—	—
Exercised	—	—
Canceled / Expired	—	—
Outstanding at December 31, 2014	125,000	$5.70
Granted	—	—
Vested	—	—
Exercised	—	—
Canceled / Expired	—	—
Outstanding at December 31, 2015	125,000	$5.70
Warrants exercisable at December 31, 2015, 2014 and 2013	125,000	$5.70

As of December 31, 2015, there was no unrecognized compensation cost related to share-based compensation arrangements from previously granted warrants.

The following information summarizes warrants outstanding and exercisable at December 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.70	125,000	N/A	$5.70	125,000	$5.70

Restricted Stock Units and Performance Share Awards

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. In the years ended December 31, 2015, 2014 and 2013, the Company issued time-based RSUs to certain employees and directors as long-term incentives. In the years ended December 31, 2014 and 2013, the Company issued performance-based RSUs (or “Performance Share Awards”) to certain employees and directors as long-term incentives.

Most RSU agreements vest with the passage of time and include a three-year vesting period such that one-third will vest on each annual anniversary date of the commencement date of the agreement. Performance Share Award agreements contain vesting provisions based on performance against certain specific goals. The vesting of all RSUs is contingent on continued service of the grantee through the vesting date. The vesting of various RSUs are subject to partial or complete acceleration under certain circumstances, including termination without cause, end of employment for good reason or upon a change in control (in each case as defined in the applicable award agreement). In certain agreements, if the Company fails to offer to renew an employment agreement on competitive terms or if a termination occurs which would entitle the grantee to severance during the period of three months prior and two years after a change in control, the vesting of the RSUs will accelerate.

The compensation expense incurred by the Company for time-based RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to selling, general and administrative expense with a corresponding increase to additional paid-in capital. The compensation expense incurred by the Company for Performance Share Awards is based on the Monte Carlo valuation model. For the 2014 Performance Share Awards, the key assumptions used in the Monte Carlo valuation model were an expected volatility of 54.58%, a risk-free rate of interest of 1.38% and a dividend yield of 0.00%. For the 2013 Performance Share Awards, the key assumptions used in the Monte Carlo valuation model were an expected volatility of 57.51%, a risk-free rate of interest of 0.64% and a dividend yield of 0.00%.

During the years ended December 31, 2015, 2014 and 2013, charges associated with time-based RSUs and Performance Share Award grants were recorded as follows:

	For the Years Ended December 31,
	2015	2014	2013
Compensation expense	$2,578	$4,619	$4,803
Board compensation expense	336	504	202
Total compensation expense	$2,914	$5,123	$5,005

RSU and Performance Share Award transactions during the year ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,100,100	$17.10	$28,934,000
Granted	499,900	16.60
Vested and Settled in Shares	(268,000)	14.90
Vested and Surrendered for Withholding Taxes Payable	(181,200)	13.70
Canceled / Expired	(17,800)	21.80
Outstanding at December 31, 2013	1,133,000	$17.60	$23,793,000
Granted	608,500	18.80
Vested and Settled in Shares	(150,000)	18.70
Vested and Surrendered for Withholding Taxes Payable	(68,800)	18.20
Canceled / Expired	(502,500)	11.60
Outstanding at December 31, 2014	1,020,200	$12.80	$12,845,706
Granted	47,960	10.48
Vested and Settled in Shares	(54,506)	21.96
Vested and Surrendered for Withholding Taxes Payable	(25,871)	21.78
Canceled / Expired	(350,137)	17.39
Outstanding at December 31, 2015	637,646	$8.31	$2,244,116

Of the 0.6 million time-based RSUs and Performance Share Awards outstanding at December 31, 2015, 436,000 were granted pursuant to the 2009 Incentive Award Plan and the other 202,000 were not granted pursuant to an equity incentive plan but were “inducement grants.” Of the 1,020,200 time-based RSUs and Performance Share Awards outstanding at December 31, 2014, 818,500 were granted pursuant to the 2009 Incentive Award Plan and the other 201,700 RSUs were not granted pursuant to an equity incentive plan but were “inducement grants.” Of the 1,133,000 RSUs and Performance Share Awards outstanding at December 31, 2013, 132,200 and 999,100 were granted pursuant to the Company’s 2006 Incentive Award Plan and 2009 Incentive Award Plan, respectively. The other 1,700 RSUs were not granted pursuant to an equity incentive plan but were “inducement grants.”

As of December 31, 2015, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted time-based RSUs and Performance Share Awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The grant date fair value of time-based RSUs and Performance Share Awards that vested during the year ended December 31, 2015, 2014 and 2013 was $2.0 million, $4.0 million and $3.9 million, respectively.

Stock Grants

During the year ended December 31, 2015, the Company granted a total of 25,920 shares of stock to its directors, which  were vested on the grant date and were issued. This resulted in stock-based compensation expense of $0.3 million for the shares granted to the directors. During the year ended December 31, 2014, the Company granted a total of 14,000 shares of stock to its directors, of which 4,000 shares vested at grant date and were issued, and 10,000 shares were vested at grant date but not issued as of December 31, 2014. This resulted in stock-based compensation expense of $351,000 for the shares granted to the directors. During the year ended December 31, 2013, the Company issued a total of 17,840 shares of stock to its directors, which were fully vested at date of grant. This resulted in stock-based compensation expense of $401,400 for the shares granted to the directors.

2011 LTIP

Some grants under the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan (the “2011 LTIP”) are marked-to market at each reporting date. During the years ended December 31, 2015, 2014 and 2013, charges associated with all equity-based grants issued by RNP under the 2011 LTIP were recorded as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Stock based compensation expense	$1,075	$1,283	$1,460

Phantom unit transactions during the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2012	154,938	$23.78	$5,839,626
Granted	116,508	18.71
Vested and Settled in Shares	(49,409)	(23.42)
Vested and Surrendered for Withholding Taxes Payable	(27,127)	(21.75)
Canceled / Expired	(1,278)	(35.14)
Outstanding at December 31, 2013	193,632	$20.97	$3,407,929
Granted	160,088	10.93
Vested and Settled in Shares	(83,471)	(20.68)
Vested and Surrendered for Withholding Taxes Payable	(35,342)	(20.91)
Canceled / Expired	(15,049)	(24.79)
Outstanding at December 31, 2014	219,858	$11.33	$2,310,711
Granted	91,964	10.42
Vested and Settled in Shares	(72,237)	(15.69)
Vested and Surrendered for Withholding Taxes Payable	(25,267)	(15.94)
Canceled / Expired	(18,963)	(15.80)
Outstanding at December 31, 2015	195,355	$11.07	$2,070,605

During the year ended December 31, 2015, RNP issued 91,964 unit-settled phantom units (which entitle the holder to distribution rights during the vesting period) covering RNP’s common units. 78,634 of the phantom units are time-vested awards that vest in three equal annual installments, subject to continued services through the vesting date. 4,450 of the phantom units were time-vested awards issued to the directors that will vest on the one-year anniversary of the grant date, subject to continued services through the vesting date. The phantom unit grants resulted in unit-based compensation expense of $0.9 million for the year ended December 31, 2015.

As of December 31, 2015, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted phantom units. That cost is expected to be recognized over a weighted-average period of 2.6 years.

During the year ended December 31, 2015, RNP issued a total of 8,880 common units which were fully vested at date of grant. The common units were issued to the directors and resulted in unit-based compensation expense of $0.1 million.

Note 21 — Future Minimum Lease Receipts

The Company has certain wood chip processing and wood yard operations agreements, which contain embedded leases. The cost and carrying values of the properties underlying the leases at December 31, 2015 are $72.9 million and $60.2 million, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2015 (in thousands):

For the Years Ending December 31,
2016	$24,629
2017	20,459
2018	16,255
2019	12,400
2020	6,027
$79,770

Note 22 — Employee Benefit Plans

Defined Contribution Plans

The Company maintains a 401(k) plan. Most employees, excluding RNLLC’s and RNPLLC’s union employees, who are at least 18 years of age are eligible to participate in the plan on the first of the month following 60 days of employment and share in the employer matching contribution. The Company is currently matching 100% of the first 3% and 50% of the next 3% of the participant’s salary deferrals. The Company, including the East Dubuque Facility (discontinued operations), contributed $1.9 million to the plans for the year ended December 31, 2015, $1.3 million for the year ended December 31, 2014 and $1.2 million for the year ended December 31, 2013.

Pension and Postretirement Benefit Plans

Reporting and disclosures related to pension and other postretirement benefit plans require that companies include an additional asset or liability on the balance sheet to reflect the funded status of retirement and other postretirement benefit plans, and a corresponding after-tax adjustment to accumulated other comprehensive income.

RNP has two noncontributory pension plans (the “Pension Plans”), one of which covers hourly paid employees represented by collective bargaining agreements in effect at its Pasadena Facility and the other of which covers non-union hourly employees at its Pasadena Facility who have 1,000 hours of service during a year of employment.

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

The following tables summarize the projected benefit obligation, the assets and the funded status of the Pension Plans and the Postretirement Plan at December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$5,796	$927	$4,505	$853
Service cost	206	35	106	35
Interest cost	218	30	213	37
Actuarial (gain) loss	(500)	(94)	1,125	93
Actual benefit paid	(200)	(27)	(153)	(91)
Benefit obligation at end of year	5,520	871	5,796	927
Fair value of plan assets
Fair value of plan assets at beginning of year	5,025	—	4,927	—
Actual return on plan assets	(23)	—	251	—
Employer contributions	—	27	—	91
Actual benefit paid	(200)	(27)	(153)	(91)
Fair value of plan assets at end of year	4,802	—	5,025	—
Funded status at end of year	$(718)	$(871)	$(771)	$(927)
Amounts recognized in the consolidated balance sheet
Noncurrent assets	$19	$—	$—	$—
Current liabilities	—	(67)	—	(81)
Noncurrent liabilities	(737)	(804)	(771)	(846)
	$(718)	$(871)	$(771)	$(927)

As of December 31, 2015 and 2014, the accumulated benefit obligation equaled the projected benefit obligation.

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Net periodic benefit cost
Service cost	$206	$35	$106	$35	$137	$43
Interest cost	218	30	213	37	194	43
Expected return on plan assets	(296)	—	(289)	—	(260)	—
Amortization of prior service cost	—	22	—	22	—	22
Amortization of net gain	—	(13)	(54)	(16)	(5)	—
Net periodic pension costs	$128	$74	$(24)	$78	$66	$108
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(181)	$(94)	$1,163	$93	$(893)	$(233)
Recognized actuarial gain	—	13	54	16	5	—
Prior service cost	—	—	—	—	—	—
Recognized prior service cost	—	(22)	—	(22)	—	(22)
Total recognized in other comprehensive (income) loss	$(181)	$(103)	$1,217	$87	$(888)	$(255)

Accumulated other comprehensive loss at December 31, 2015, 2014 and 2013 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Net gain	$(295)	$(260)	$(114)	$(178)	$(1,332)	$(287)
Prior service cost	—	265	—	287	—	310
	$(295)	$5	$(114)	$109	$(1,332)	$23

The expected portion of the accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2016 is $0 for the Pension Plans and $10,000 for the Postretirement Plan.

Weighted average assumptions used to determine benefit obligations:

	As of December 31, 2015		As of December 31, 2014		As of December 31, 2013
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Discount rate	4.2%	4.0%	4.0%	3.9%	4.8%	4.7%

Weighted average assumptions used to determine net pension cost:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Discount rate	4.0%	3.9%	4.8%	4.7%	4.1%	4.0%
Expected rate of return on assets	6.0%	N/A	6.0%	N/A	6.0%	N/A

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

	Postretirement
	As of December 31,
	2015	2014	2013
Health care cost trend: initial	N/A	9.00%	7.25%
Health care cost trend: ultimate	N/A	5.00%	5.00%
Year ultimate reached	N/A	2025	2023

As of December 31, 2015, there were no mining retirees entitled to medical coverage, and there will not be any future mining retirees entitled to medical coverage since there are no active mining participants in the Postretirement Plan. Therefore, medical trend rates are no longer relevant.

	As of December 31, 2015		As of December 31, 2014
	Target Allocation	Percentage of Pension Plan Assets 2015	Target Allocation	Percentage of Pension Plan Assets 2014
Asset Category
Equity securities	50%	52%	50%	52%
Debt securities	50%	48%	50%	48%

The goals of the Pension Plans’ asset investment strategy are to:

1)	Provide benefits to the participants and their beneficiaries and defray the reasonable expenses of administering the Pension Plans.

2)	Contribute the amounts necessary to maintain the Pension Plans on a sound actuarial basis and to satisfy the minimum funding standards established by law.
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

The pension plan assets are deemed to be Level 1 financial instruments at December 31, 2015 and 2014. The fair value of the pension plan assets consist of the following at December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	(in thousands)
Mutual funds - equity	$2,560	$2,671
Mutual funds - fixed income	2,051	2,151
Other	191	203
Fair value of plan assets	$4,802	$5,025

RNP expects to contribute $0 to the Pension Plans and $67,000 to the Postretirement Plan in 2016.

Expected Future Benefit Payments:

	Pension	Postretirement
	(in thousands)
2016	$194	$67
2017	199	79
2018	211	70
2019	237	49
2020	247	36
2021 - 2025	1,287	172

Executive and Other Severance Payments

In accordance with our former chief financial officer’s employment contract and another former executive officer’s employment contract, upon their cessation of employment with the Company in December 2015 and August 2015, respectively, they became entitled to severance equal to their respective annual salaries, payable over the one-year period after their respective departures from the Company, plus their respective target annual incentive bonuses. In addition to recording these amounts during the year ended December 31, 2015, the Company recorded an estimate for the potential severance due to employees at its Los Angeles, California corporate office due to the Company’s expected move out of state in 2016. The estimate was based upon severance packages and weighted probability factors.

Note 23 — Income Taxes

Accounting guidance requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. A full valuation allowance was recorded against the deferred tax assets at December 31, 2015, 2014 and 2013 for the Company’s United States operations.

The realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will not fully realize the benefits of these deductible differences in the United States. As of December 31, 2015, the most significant factors considered in determining the realizability of these deferred tax assets were the Company’s profitability over the past three years and the projected future taxable income of the newly acquired companies. Management believes that at this point in time, it is more likely than not that the deferred tax assets will not be fully realized. The Company therefore has recorded a valuation allowance against its deferred tax assets at December 31, 2015.

As of December 31, 2015, Fulghum owned 87% of the equity interests in the subsidiaries located in Chile and Uruguay. As of December 31, 2014, Fulghum owned 88% and 87% of the equity interests in the subsidiaries located in Chile and Uruguay, respectively. Upon acquisition, Fulghum’s management concluded the earnings of these foreign subsidiaries should be taxed at the full United States tax rate and are not permanently reinvested under accounting guidance. As such, the Company provided for a deferred tax liability on the book-tax basis difference through purchase price accounting.

The income tax provision (benefit) for continuing operations for the years ended December 31, 2015, 2014 and 2013 was as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$(11,922)	$(11,683)	$(8,213)
State	(275)	(776)	(529)
Foreign	680	459	114
Total Current	$(11,517)	$(12,000)	$(8,628)
Deferred:
Federal	$(342)	$(323)	$(22,038)
State	(558)	7	(5,092)
Foreign	—	—	—
Total Deferred	$(900)	$(316)	$(27,130)
Income tax benefit from continuing operations	$(12,417)	$(12,316)	$(35,758)

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate for continuing operations is as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$(52,499)	$(12,065)	$(17,289)
Impact of foreign earnings	79	678	669
State income tax benefit net of federal benefit	(3,088)	(1,060)	(769)
Permanent differences, other	135	127	316
Return to provision	151	91	467
Change in state tax rate	2,673	1,144	—
Minority interest, net of state tax benefit	(14,545)	(115)	685
Partnership state taxes	66	18	(96)
Basis difference in subsidiaries	(692)	103	374
Partnership basis difference	55	45	(1,022)
Change in valuation allowance	57,240	(775)	(19,161)
Other items	(1,992)	(507)	68
Income tax benefit from continuing operations	(12,417)	(12,316)	(35,758)

For the years ended December 31, 2015, 2014 and 2013, the amount of tax expense related to discontinued operations was $12.8 million, $12.7 million and $9.2 million, respectively.

The components of the net deferred tax liability as of December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
	(in thousands)
Accruals for financial statement purposes not allowed for income taxes	$5,031	$4,297
Basis difference in prepaid expenses	(481)	(334)
Inventory	4,004	15
Unrealized gain	(114)	(107)
Net operating loss and AMT credit carryforward	75,228	69,021
R&D credit carryforward	6,191	6,191
Basis difference relating to intangibles	(8,626)	(10,644)
Basis difference in property, plant and equipment	(17,555)	(19,971)
Stock option exercises	4,486	3,854
Basis difference in foreign subsidiaries	(5,270)	(5,962)
Basis difference in partnership interest	10,361	(17,877)
Other items	1,569	2,580
Valuation allowance	(82,125)	(39,043)
Total deferred tax liabilities, net	$(7,301)	$(7,980)

The total gross deferred tax assets at December 31, 2015 and 2014 were $106.9 million and $86.0 million, respectively. The total gross deferred tax liabilities at December 31, 2015 and 2014 were $32.1 million and $55.0 million, respectively.

As of December 31, 2015, the Company had the following available carryforwards and tax attributes to offset future taxable income:

Description	Amount	Expiration
	(in thousands)
Net Operating Losses - Federal	$196,096	2021 - 2035
Net Operating Losses - States (Post-Appointment and Pre-tax)
Alabama	$1,235	2015 - 2029
Arkansas	94	2019
California	5,930	2016 - 2035
Colorado	6,159	2026 - 2035
Georgia	1,077	2028 - 2034
Hawaii	6,189	2023 - 2034
Illinois	116,219	2018 - 2027
Louisiana	25	2034
Maine	695	2035
Mississippi	1,208	2020 - 2034
New Hampshire	991	2025
New York	2,593	2035
Virginia	287	2034
	$142,702
R&D credit carryforward	$6,981	2027 - 2033
Alternative minimum tax credit carryforward	$1,471	No Expiration

The Company expects to utilize all of its NOLs in 2016 upon completion of the Merger, the exchange with the GSO Funds and recognition of a tax gain.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As of December 31,
	2015	2014	2013
	(in thousands)
Reconciliation of Unrecognized Tax Liability
Balance at beginning of year	$3,592	$4,268	$2,754
Additions based on tax positions taken during a prior period	—	21	3,479
Additions based on tax positions related to the current period	—	4	—
Reductions based on tax positions related to prior years	—	(701)	(1,965)
Settlements with taxing authorities	—	—	—
Lapse of statutes of limitations	—	—	—
Balance at end of year	3,592	3,592	4,268

Of the $3.6 million of unrecognized tax benefits, $0.8 million, if recognized, would have an impact on the effective tax rate. The remaining $2.8 million would not have an impact on the effective tax rate as the Company is indemnified by the seller. The Company believes that it is possible that the unrecognized tax benefits will significantly decrease within the next 12 months, but that the reductions would not impact the Company’s effective tax rate. The amount that is expected to decrease relates to the exposures in connection with the foreign subsidiaries of Fulghum mentioned above. The Company expects that one of the uncertain positions related to Fulghum Uruguay will be settled with the Uruguay taxing authorities. The amount of tax related to this position is $0.9 million. The Company and its subsidiaries are subject to the following material taxing jurisdictions: United States federal, California, Colorado, Florida, Georgia, Illinois, Louisiana, Mississippi, New Hampshire and Texas. The tax years that remain open to examination by the United States federal jurisdiction (not including the current year) are years 2012 through 2014; the tax years that remain open to examination by the Arkansas, Florida, Georgia, Illinois, Louisiana, Maine, Massachusetts, Mississippi, New Hampshire, New York, North Carolina, South Carolina and Virginia jurisdictions are years 2012 through 2014; the tax years that remain open to examination (not including the current year) by the California, Colorado and Texas jurisdictions are years 2011 through 2014.

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

Note 24 — Segment Information

The Company operates in four business segments, as described below. Fulghum’s operations are included only from the closing date of the Fulghum Acquisition, which was May 1, 2013. NEWP’s operations are included only from the closing date of the NEWP Acquisition, which was May 1, 2014. Allegheny’s operations are included only from the closing date of the Allegheny Acquisition, which was January 23, 2015. For all periods presented below, the Company has reclassed the expenses from the joint venture with Graanul Invest AS (“Graanul”), which are shown as equity in loss of investee, from the Fulghum Fibres business segment to the Wood Pellets: Industrial business segment. Results of the East Dubuque and the Energy Technologies segments, and a portion of the unallocated partnership expenses are accounted for as discontinued operations for all periods presented. As of December 31, 2015, the Company’s four business segments are:

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

	For the Years Ended December 31,
	2015		2014		2013
	(in thousands)
Revenues
Pasadena	$139,387		$138,233		$133,675
Fulghum Fibres	94,219		94,748		58,284
Wood Pellets: Industrial	7,933		4,086		—
Wood Pellets: NEWP	54,305		32,114		—
Total revenues	$295,844		$269,181		$191,959
Gross profit (loss)
Pasadena	$4,656		$(14,308)		$(9,529)
Fulghum Fibres	18,293		12,444		12,032
Wood Pellets: Industrial	(12,388)		703		—
Wood Pellets: NEWP	12,086		6,050		—
Total gross profit (loss)	$22,647		$4,889		$2,503
Selling, general and administrative expenses
Pasadena	$3,937		$5,078		$4,764
Fulghum Fibres	4,999		6,399		3,754
Wood Pellets: Industrial	19,969		12,868		5,479
Wood Pellets: NEWP	2,693		1,581		—
Total segment selling, general and administrative expenses	$31,598		$25,926		$13,997
Depreciation and amortization
Pasadena	$755		$1,315		$3,886
Fulghum Fibres	2,986		2,088		(1,708)
Wood Pellets: Industrial	172		139		26
Wood Pellets: NEWP	1,468		81		—
Total segment depreciation and amortization recorded in operating expenses	5,381		3,623		2,204
Pasadena	5,902		7,030		4,187
Fulghum Fibres	8,680		7,374		4,836
Wood Pellets: Industrial	2,063		—		—
Wood Pellets: NEWP	3,049		1,886		—
Total depreciation and amortization recorded in cost of sales	19,694		16,290		9,023
Total segment depreciation and amortization	$25,075		$19,913		$11,227
Other operating (income) expenses
Pasadena	$160,622		$27,207		$30,029
Fulghum Fibres	11,633		38		72
Wood Pellets: Industrial	2,279		(350)		—
Wood Pellets: NEWP	—		—		—
Total segment other operating expenses	$174,534		$26,895		$30,101
Operating income (loss)
Pasadena	$(160,658)	(1)	$(47,907)	(2)	$(48,208)	(3)
Fulghum Fibres	(1,324)	(4)	3,919		9,914
Wood Pellets: Industrial	(34,808)		(11,954)		(5,505)
Wood Pellets: NEWP	7,925		4,388		—
Total segment operating loss	$(188,865)		$(51,554)		$(43,799)
Interest expense
Pasadena	$—		$—		$8
Fulghum Fibres	2,263		2,590		1,755
Wood Pellets: Industrial	1,365		3		—
Wood Pellets: NEWP	601		304		—
Total segment interest expense	$4,229		$2,897		$1,763
Net income (loss)
Pasadena	$(159,278)	(2)	$(47,925)		$(48,357)	(3)
Fulghum Fibres	(3,007)		75		6,967
Wood Pellets: Industrial	(36,542)		(11,616)		(5,180)
Wood Pellets: NEWP	7,664		4,342		—
Total segment net loss	$(191,163)		$(55,124)		$(46,570)
Reconciliation of segment net loss to consolidated net loss:
Segment net loss	$(191,163)		$(55,124)		$(46,570)
Corporate expenses allocated to RNP recorded as selling, general and administrative expenses	(6,673)		(7,750)		(7,683)
Corporate income (expenses) allocated to RNP recorded as other income (expenses)	(158)		—		4,920
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(17,991)		(28,043)		(24,849)

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Corporate and unallocated depreciation and amortization expense	(549)	(579)	(596)
Corporate and unallocated income (expenses) recorded as other income (expense)	(730)	(1,634)	19
Corporate and unallocated interest expense	(6,517)	(380)	(532)
Corporate income tax benefit (expense)	12,763	12,951	36,437
Income from discontinued operations, net of tax	57,987	48,055	38,892
Consolidated net income (loss)	$(153,031)	$(32,504)	$38

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Total assets
Pasadena	39,429	193,737
Fulghum Fibres	179,327	197,418
Wood Pellets: Industrial	142,887	149,021
Wood Pellets: NEWP	62,709	56,134
Total segment assets	$424,352	$596,310
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$424,352	$596,310
Corporate and other	16,448	6,092
Discontinued operations	209,491	214,247
Consolidated total assets	$650,291	$816,649

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Capital expenditures
Pasadena	$10,225	$46,791	$32,307
Fulghum Fibres	9,057	21,683	2,244
Wood Pellets: Industrial	31,775	79,603	11,359
Wood Pellets: NEWP	1,557	125	—
Corporate and other	1,086	1,437	815
Total capital expenditures - continuing operations	$53,700	$149,639	$46,725
Discontinued operations	28,105	24,872	57,981
Total capital expenditures	$81,805	$174,511	$104,706

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$252,791	$229,389	$174,308
Canada	7,923	4,086	—
Other	35,130	35,706	17,651
Total revenues	$295,844	$269,181	$191,959

The following table sets forth assets by geographic area:

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
United States	$465,393	$625,869
Canada	142,866	148,922
Other	42,032	41,858
Total assets	$650,291	$816,649

(1)	Includes asset impairments totaling $160.6 million for the year ended December 31, 2015.
(2)	Includes goodwill impairment of $27.2 million for the year ended December 31, 2014.
(3)	Includes goodwill impairment of $30.0 million for the year ended December 31, 2013.
(4)	Includes asset impairments totaling $11.3 million for the year ended December 31, 2015.

Note 25 — Net Income (Loss) Per Common Share Attributable To Rentech

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except for per share data)
Numerator:
Loss from continuing operations	$(211,018)	$(80,559)	$(38,854)
Less: Preferred stock dividends	5,280	3,840	—
Less: Loss from continuing operations attributable to noncontrolling interests	66,811	22,503	22,564
Less: Income from continuing operations allocated to participating securities	—	—	—
Loss from continuing operations allocated to common shareholders	$(149,487)	$(61,896)	$(16,290)
Numerator:
Income from discontinued operations	$57,987	$48,055	$38,892
Less: Income from discontinued operations attributable to noncontrolling interests	28,389	22,009	24,134
Less: Income from discontinued operations allocated to participating securities	1,198	957	395
Income from discontinued operations allocated to common shareholders	$28,400	$25,089	$14,363
Numerator:
Net loss attributable to Rentech common shareholders	$(119,889)	$(35,850)	$(1,532)
Less: Income allocated to participating securities	—	—	—
Net loss allocated to common shareholders	$(119,889)	$(35,850)	$(1,532)
Denominator:
Weighted average common shares outstanding	22,981	22,856	22,614
Effect of dilutive securities:
Preferred stock	—	—	—
Warrants	—	—	—
Common stock options	—	—	—
Restricted stock	—	—	—
Diluted shares outstanding	22,981	22,856	22,614
Basic:
Continuing operations	$(6.50)	$(2.71)	$(0.72)
Discontinued operations	$1.24	$1.10	$0.64
Net loss per common share	$(5.22)	$(1.57)	$(0.07)
Diluted:
Continuing operations	$(6.50)	$(2.71)	$(0.72)
Discontinued operations	$1.24	$1.10	$0.64
Net loss per common share	$(5.22)	$(1.57)	$(0.07)

For the year ended December 31, 2015, 6.4 million of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

For the year ended December 31, 2014, 6.1 million of Rentech’s common stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

For the year ended December 31, 2013, 0.4 million of Rentech’s common stock issuable pursuant to stock options, stock warrants, and restricted stock units were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

Note 26 — Selected Quarterly Financial Data (Unaudited)

Selected unaudited condensed consolidated financial information for the years ended December 31, 2015 and 2014 is presented in the tables below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For 2015
Revenues	$68,859	$77,718	$80,348	$68,920
Gross profit	$6,868	$5,862	$6,215	$3,703
Operating loss	$(7,779)	$(113,424)	$(42,053)	$(51,563)
Loss from continuing operations	$(10,503)	$(113,547)	$(44,590)	$(42,379)
Income from discontinued operations, net of tax	$10,549	$34,836	$11,754	$849
Net income (loss)	$46	$(78,711)	$(32,836)	$(41,530)
Net (income) loss attributable to noncontrolling interests	$(3,675)	$26,617	$9,812	$5,668
Net loss attributable to Rentech	$(4,949)	$(53,414)	$(24,344)	$(37,182)
Net income (loss) per common share allocated to Rentech:
Basic:
Continuing operations	$(0.49)	$(3.23)	$(1.38)	$(1.41)
Discontinued operations	$0.26	$0.86	$0.31	$(0.21)
Net income (loss)	$(0.22)	$(2.33)	$(1.06)	$(1.62)
Diluted:
Continuing operations	$(0.49)	$(3.23)	$(1.38)	$(1.41)
Discontinued operations	$0.26	$0.86	$0.31	$(0.21)
Net income (loss)	$(0.22)	$(2.33)	$(1.06)	$(1.62)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For 2014
Revenues	$53,827	$65,257	$76,151	$73,945
Gross profit (loss)	$5,496	$(1,512)	$(2,497)	$3,402
Operating loss	$(7,970)	$(46,365)	$(18,252)	$(15,351)
Loss from continuing operations	$(10,082)	$(47,982)	$(19,127)	$(3,369)
Income from discontinued operations, net of tax	$4,487	$24,948	$7,440	$11,179
Net income (loss)	$(5,594)	$(23,033)	$(11,687)	$7,810
Net income (loss) attributable to noncontrolling interests	$(1,394)	$3,588	$1,311	$(3,011)
Net income (loss) attributable to Rentech	$(6,988)	$(20,645)	$(11,697)	$3,480
Net income (loss) per common share allocated to Rentech:
Basic:
Continuing operations	$(0.40)	$(1.53)	$(0.69)	$(0.10)
Discontinued operations	$0.09	$0.60	$0.17	$0.24
Net income (loss)	$(0.31)	$(0.91)	$(0.51)	$0.14
Diluted:
Continuing operations	$(0.40)	$(1.53)	$(0.69)	$(0.10)
Discontinued operations	$0.09	$0.60	$0.17	$0.23
Net income (loss)	$(0.31)	$(0.91)	$(0.51)	$0.14

The net  loss during the three months ended December 31, 2015 was primarily attributable to the asset impairments of $26.3 million relating to the Pasadena Facility and $10.6 million relating to Fulghum Fibres, and the write-downs of the Pasadena Facility’s inventory of $0.6 million, the Wawa Facility’s inventory of $5.0 million and the Atikokan Facility’s inventory of $0.6 million.

The net income during the three months ended December 31, 2014 was primarily attributable to (i) the sale of the Company’s alternative energy technologies, which resulted in a gain of $15.3 million being recorded in discontinued operations; (ii) higher sales prices for ammonia and UAN, recorded in discontinued operations, and ammonium sulfate; and (iii) the Agrifos settlement income of $5.6 million, partially offset by (a) a loss on gas derivatives of $3.1 million recorded in discontinued operations; (b) severance costs for a former officer of the Company of $2.0 million; and (c) write-down of inventory of $1.5 million.

Note 27 — Subsequent Events

Distributions

On February 15, 2016, RNP announced a cash distribution to its common unitholders for the period October 1, 2015 through and including December 31, 2015 of $0.10 per common unit which resulted in total distributions in the amount of $3.9 million, including payments to phantom unitholders. RNHI received a distribution of $2.3 million, representing its share of distributions based on its ownership of common units. The cash distribution was paid on February 29, 2016 to unitholders of record at the close of business on February 25, 2016.

Sale of Pasadena Facility

On March 14, 2016, the Company completed the sale of the Pasadena Facility to IOC. The transaction calls for an initial cash payment to RNP of $5.0 million and a cash working capital adjustment, which is expected to be approximately $6.0 million, after confirmation of the amount within ninety days of the closing of the transaction. The purchase agreement also includes a milestone payment which would be paid to RNP unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million earned over the next two years.

RNP expects to set a record date prior to closing the pending merger between RNP and CVR Partners for the distribution to its unitholders of the $5.0 million initial cash payment, net of transaction-related fees, which are currently estimated to be approximately $0.6 million. The distribution of the cash working capital adjustment, the milestone payment and any other additional cash payments made by IOC relating to the purchase of the Pasadena Facility will be made to RNP’s unitholders within a reasonable time shortly after receiving such cash payments. RNP expects to set a separate record date immediately prior to the closing of the pending merger between RNP and CVR Partners for the distribution of purchase price adjustment rights representing the right to receive these additional cash payments if and to the extent made.

GSO Amendments

On March 11, 2016, the Company entered into various amendments with GSO Capital. See Note 15 – Debt.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

RENTECH, INC.

Condensed Balance Sheets

(Amounts in thousands, except per share data)

	As of December 31,
	2015	2014

ASSETS
Current assets
Cash	$13,241	$3,051
Accounts receivable	7	510
Prepaid expenses and other current assets	474	370
Other receivables, net	—	3
Total current assets	13,722	3,934
Property, plant and equipment, net	1,389	1,827
Construction in progress	1,076	549
Other assets
Investment in subsidiaries	23,296	182,317
Deferred income taxes	26,053	29,493
Intercompany receivables	484,232	436,328
Deposits and other assets	416	462
Total other assets	533,997	648,600
Total assets	$550,184	$654,910
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,136	$681
Accrued payroll and benefits	3,181	1,538
Accrued liabilities	2,307	3,642
Other	—	5,000
Total current liabilities	6,624	10,861
Long-term liabilities
Intercompany payables	527,930	424,473
Other	210	681
Total long-term liabilities	528,140	425,154
Total liabilities	534,764	436,015
Commitments and contingencies
Mezzanine equity
Series E convertible preferred stock: $10 par value; 100,000 shares authorized, issued and outstanding; 4.5% dividend rate	95,840	95,060
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,033 and 229,308 shares issued and outstanding at December 31, 2015 and 2014, respectively	230	2,293
Additional paid-in capital	543,724	543,091
Accumulated deficit	(531,971)	(417,349)
Accumulated other comprehensive loss	(27,204)	(7,302)
Total Rentech stockholders' equity (deficit)	(15,221)	120,733
Noncontrolling interests	(65,199)	3,102
Total equity (deficit)	(80,420)	123,835
Total liabilities and stockholders' equity (deficit)	$550,184	$654,910

RENTECH, INC.

Condensed Statements of Operations

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating expenses
Selling, general and administrative expense	$22,138	$27,560	$24,045
Depreciation and amortization	567	579	596
Loss on sale of assets and impairments	740	15	—
Total operating expenses	23,445	28,154	24,641
Other income (expense), net
Interest expense	(155)	(179)	—
Other income (expense), net	(6,837)	6,077	52
Total other income (expenses), net	(6,992)	5,898	52
Loss before income taxes and equity in loss of subsidiaries	(30,437)	(22,256)	(24,589)
Equity in income (loss) of subsidiaries	(122,104)	(10,536)	(2,406)
Equity in loss of investee	(473)	—	—
Income tax benefit (expense)	(17)	288	27,033
Net income (loss)	(153,031)	(32,504)	38
Net (income) loss attributable to noncontrolling interests	38,422	494	(1,570)
Preferred stock dividends	(5,280)	(3,840)	—
Net loss attributable to Rentech common shareholders	$(119,889)	$(35,850)	$(1,532)

RENTECH, INC.

Condensed Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net cash from operating activities	$15,768	$(109,490)	$49,764
Cash flows from investing activities
Capital expenditures	(1,108)	(1,418)	(807)
Payment for acquisitions	—	(36,299)	(75,961)
Other items	—	(568)	(2)
Net cash used in investing activities	(1,108)	(38,285)	(76,770)
Cash flows from financing activities
Proceeds from preferred stock, net of discount and issuance costs	—	94,495	—
Payment of stock issuance costs	—	(16)	(48)
Proceeds from options and warrants exercised	30	93	298
Dividends to preferred stockholders	(4,500)	(2,900)	—
Net cash provided by (used in) financing activities	(4,470)	91,672	250
Increase (decrease) in cash	10,190	(56,103)	(26,756)
Cash, beginning of period	3,051	59,154	85,910
Cash, end of period	$13,241	$3,051	$59,154

RENTECH, INC.

Condensed Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(153,031)	$(32,504)	$38
Other comprehensive income (loss)	(19,898)	(7,709)	236
Comprehensive income (loss)	(172,929)	(40,213)	274
Less: net (income) loss attributable to noncontrolling interests	38,422	494	(1,570)
Less: other comprehensive (income) loss attributable to noncontrolling interests	(4)	524	(458)
Comprehensive loss attributable to Rentech	$(134,511)	$(39,195)	$(1,754)

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

The parent company’s accounting policies are consistent with those of Rentech. The notes to the consolidated financial statements include disclosures related to commitments and contingencies in Note 16 “Commitments and Contingencies” and Note 23 “Income Taxes”. The notes to the consolidated financial statements also include disclosures related to the Company’s preferred stock in Note 18 “Preferred Stock”. Rentech received dividends from its subsidiary, Rentech Nitrogen Partners, L.P., of $44.4 million, $7.2 million and $55.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Deductions and Write- Offs	Balance at End of Period
	(in thousands)
Year Ended December 31, 2015
Allowance for doubtful accounts	$500	$—	$(500)	$—
Deferred tax valuation account	$39,043	$—	$43,082	$82,125
Year Ended December 31, 2014
Allowance for doubtful accounts	$—	$500	$—	$500
Deferred tax valuation account	$28,704	$—	$10,339	$39,043
Year Ended December 31, 2013
Deferred tax valuation account	$39,128	$—	$(10,424)	$28,704

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, or DCP, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, or Chief Executive Officer, and principal financial officer, or Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating DCP, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s DCP as of the end of the period covered by this Annual Report. As we previously reported in 2014, management identified material weaknesses in internal control over financial reporting, or ICFR, as described below. See “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K/A filed on December 29, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2015.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our ICFR as of December 31, 2015. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

As we previously reported, we identified the following material weakness which continues to exist as of December 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for long-lived asset impairment and recoverability . Specifically, we did not design and maintain effective internal controls related to documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset impairment and recoverability.

This control deficiency did not result in a material misstatement to our annual or interim consolidated financial statements. However, this control deficiency, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of the material weakness described above, management concluded we did not maintain effective ICFR as of December 31, 2015 based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of the Material Weakness

During the fourth quarter of 2015, we designed a number of measures to address the material weakness identified. Specifically, we designed additional controls over documentation and review of the inputs and results of our cash flow forecasts used in the impairment testing for our Wawa and Atikokan Facilities. These controls included the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to accounting for long-lived asset recoverability and impairment. We are in the process of implementing our remediation plan, and expect the control weakness to be remediated in the coming reporting periods. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control over Financial Reporting

As described in the Plan for Remediation of the Material Weakness section above, there were changes in our ICFR during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of Rentech and their ages and their positions as of February 29, 2015, are as follows:

Name	Age	Position(s)
Keith B. Forman	57	Chief Executive Officer, President and Director
Jeffrey R. Spain	50	Chief Financial Officer
John H. Diesch	58	President, Rentech Nitrogen Partners, L.P.
Joseph V. Herold	59	Senior Vice President, Human Resources
Colin M. Morris	43	Senior Vice President, General Counsel
Michael S. Burke (1)	52	Director
General (ret) Wesley K. Clark (1)	71	Director
Patrick Fleury (1)	37	Director
Ronald M. Sega (1)	63	Director
Edward M. Stern (1)	57	Director
Halbert S. Washburn (1)	55	Director and Chairman of Board
John A. Williams (1)	72	Director

(1)	Independent Director.

Keith B. Forman, Chief Executive Officer, President and Director — Mr. Forman was appointed Chief Executive Officer, President and director of Rentech in December 2014. Mr. Forman was also appointed as the Chief Executive Officer and President of Rentech Nitrogen GP, LLC, the general partner of Rentech Nitrogen Partners, L.P., in December 2014 and was appointed as a director of Rentech Nitrogen GP, LLC in connection with the initial public offering of Rentech Nitrogen Partners, L.P. in November 2011. Since April 2007, Mr. Forman has been a director of Capital Product Partners L.P., a publicly traded shipping limited partnership specializing in the seaborne transportation of oil, refined oil products and chemicals. Mr. Forman also serves on the board of directors of Applied Consulting, Inc., a privately held consulting firm. Mr. Forman currently serves as the Chairman of its conflicts committee and is a member of its audit committee. Since May of 2011, Mr. Forman has served as a Senior Advisor to Industry Funds Management (IFM). IFM is an Australian based fund investing in infrastructure projects around the world including making investments in energy related infrastructure. From November 2007 until March 2010, Mr. Forman served as Partner and Chief Financial Officer of Crestwood Midstream Partners LP, a private investment partnership focused on making equity investments in the midstream energy market. From February 2005 to 2007, Mr. Forman was a member of the board of directors of Kayne Anderson Energy Development, a closed-end investment fund focused on making debt and equity investments in energy companies, and was a member of its audit committee. Mr. Forman was also a member of the board of directors of Energy Solutions International Ltd., a privately held supplier of oil and gas pipeline software management systems, from April 2004 to January 2009. From January 2004 to July 2005, Mr. Forman was Senior Vice President, Finance for El Paso Corporation, a provider of natural gas services. From January 1992 to December 2003, he served as Chief Financial Officer of GulfTerra Energy Partners L.P., a publicly traded master limited partnership, and was responsible for the financing activities of the partnership, including its commercial and investment banking relationships. Mr. Forman received a B.A. degree in economics and political science from Vanderbilt University. Our Board has determined that Mr. Forman brings to our Board accounting, financial and directorial experience, including extensive experience with master limited partnerships, and therefore he should serve our Board.

Jeffrey R. Spain, Chief Financial Officer — Mr. Spain was appointed Chief Financial Officer of Rentech in December 2015. Mr. Spain was also appointed as the Chief Financial Officer of Rentech Nitrogen GP, LLC, the general partner of Rentech Nitrogen Partners, L.P., in December 2015. Mr. Spain joined Rentech in 2011 as Senior Vice President of Finance and Accounting. In December 2014, Mr. Spain was appointed Senior Vice President of Finance, Accounting & Administration for the Wood Fibre group. Mr. Spain’s experience spans over 20 years and includes investment banking and operations management and chief financial officer roles of high growth companies. Mr. Spain’s past employers include Credit Suisse First Boston, LeadPoint, Inc., eNutrition, Inc., and Kimberly-Clark Corporation. At LeadPoint, Inc., an internet performance marketing company funded by Redpoint Ventures, Mr. Spain served as its CFO from 2004 until joining Rentech in 2011. Mr. Spain received his Masters of Business Administration from the Anderson Graduate School of Management at UCLA and earned his Bachelor’s degree in finance from Southern Methodist University.

John H. Diesch, President of RNP. John H. Diesch was appointed President of RNP in July 2011. From 2008 to 2013, Mr. Diesch served as Senior Vice President of Operations of Rentech and was responsible for plant operations at our facilities and Rentech’s Product Demonstration Unit in Commerce City, Colorado. From April 2006 to January 2008, Mr. Diesch served as President of RNLLC (formerly REMC) and Vice President of Operations for Rentech. From April 1999 to April 2006, Mr. Diesch served as Managing Director of Royster-Clark Nitrogen, Inc., and previously served as Vice President and General Manager of nitrogen production and distribution for IMC AgriBusiness Inc., an agricultural fertilizer manufacturer. In 1991, he joined Vigoro Industries Inc., a manufacturer and distributor of potash, nitrogen fertilizers and related products, as North Bend, Ohio Plant Manager after serving as Plant Manager, Production Manager and Process Engineer with Arcadian Corporation, a nitrogen manufacturer, Columbia Nitrogen Corp., a manufacturer of fertilizer products, and Monsanto Company, a multinational agricultural biotechnology corporation. Mr. Diesch is a member of the board of directors of the Fertilizer Institute, a former member of the board of directors of the Gasification Technologies Council and previously served as director of the Dubuque Area Chamber of Commerce, and was recently management Chairman of the Board for the Dubuque Area Labor Management Council.

Joseph V Herold, Senior Vice President, Human Resources – Mr. Herold has served as Senior Vice President of Human Resources of Rentech since December 2011. During the past 30 years, Mr. Herold has worked in the oil, chemical, aerospace and semiconductor industries, with leadership roles in operating sites, engineering design centers, sales & service offices and division & corporate headquarters. His experiences include leadership roles with Occidental Petroleum, AlliedSignal Aerospace, Robertshaw Controls and International Rectifier, where he held the position of VP, Global Human Resources. Mr. Herold is a graduate of Case Western Reserve University, an alumnus of the Human Resources Roundtable (HARRT) at UCLA's Anderson School of Business and a member of the Advisory Board to the Master's in Human Behavior program at USC. He has also served as a life skills trainer and mentor at Covenant House Los Angeles, and a member of the Training Advisory Board for Inroads LA.

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

Michael S. Burke, Director — Mr. Burke was appointed as a director of Rentech in March 2007. He serves as chair of the Audit Committee and is a member of the Compensation Committee of Rentech. Mr. Burke was appointed as a director of Rentech Nitrogen GP, LLC in July 2011 and is a member of the Audit Committee of Rentech Nitrogen GP, LLC. Mr. Burke is the Chairman and Chief Executive Officer of AECOM, a global provider of professional technical and management support services to government and commercial clients. Mr. Burke was appointed chairman of the board of AECOM on March 4, 2015. From October 1, 2011 through March 5, 2014, Mr. Burke served as President of AECOM. From December 2006 through September 2011, Mr. Burke served as Executive Vice President, Chief Financial Officer of AECOM. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP, where he served in various senior leadership positions, most recently as a Western Area Managing Partner from 2002 to 2005. Mr. Burke also was a member of the board of directors of KPMG from 2000 through 2005. While on the board of directors of KPMG, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on the boards of directors of various charitable and community organizations. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University. Our Board has determined that Mr. Burke brings to our Board extensive accounting, financial and business experience, including experience as an executive officer of a public company, and therefore he should serve on our Board.

General (ret) Wesley K. Clark, Director — General (ret) Wesley Clark was appointed as a director of Rentech in December 2010 and currently serves on the Audit Committee. General Clark is an active investment banker and strategic energy consultant in the oil, gas, biofuels, solar and wind industries in the United States, Europe, and Latin America. In 2003 General Clark founded his own strategic consulting firm, Wesley K. Clark and Associates, where he currently serves as Chairman and Chief Executive Officer. From 2000 to 2003 General Clark was a managing director at Stephens, Inc., an investment banking firm based in Arkansas. He acts as a Senior Advisor to the Blackstone Group with a focus in the energy sector. General Clark currently and historically has served on several public and private company boards in the areas of energy, infrastructure and technology. He serves on the board of directors of the following publically traded companies: BNK Petroleum Inc., an energy company focused on the acquisition, exploration and production of large oil and gas reserves; Bankers Petroleum Ltd., a Canadian based oil and gas exploration and production company; Amaya Gaming, a Canadian company in the electronic gaming industry; Petromanas Energy, Inc., a Canadian based oil and gas exploration company; Root 9B Technologies, a business advisory and consulting firm; and The Grilled Cheese Truck, a food service company providing career opportunities for veterans. General Clark retired a four star general from the United States Army in 2000, as NATO Supreme Allied Commander, Europe, following a 38 year Army career. He is a recipient of numerous U.S. and foreign awards, including the Presidential Medal of Freedom and Honorary Knighthoods from The United Kingdom and Netherlands. He graduated first in his class from the United States Military Academy at West Point and attended Oxford University as a Rhodes Scholar earning degrees in philosophy, politics and economics. Our Board has determined that General Clark brings to our Board extensive leadership experience, including having held high-ranking positions in the United States Army, and directorial and governance experience as a result of having served on boards of directors of numerous companies in the financial and energy sectors.

Patrick Fleury, Director — Mr. Fleury was appointed as a member to our Board of Directors in August 2015. Mr. Fleury is a Managing Director with GSO Capital Partners. Since joining GSO Capital in 2011, Mr. Fleury has been involved with public distressed, high yield and equity investments in the energy, power and commodity-related industries. Before joining GSO Capital, Mr. Fleury worked at Satellite Asset Management as a Portfolio Manager and Senior Research Analyst. Prior to joining Satellite, he was a Vice President in the Recapitalization & Restructuring Group at Jefferies & Company, Inc. Mr. Fleury began his career in the Global Energy & Power Investment Banking Group at Banc of America Securities, LLC. Mr. Fleury received a BA, magna cum laude, in Economics and Government & Legal Studies from Bowdoin College. Our Board has determined that Mr. Fleury brings to our Board           financial and business experience, and therefore he should serve on our Board.

Ronald M. Sega, Director — Dr. Sega was appointed as a director of Rentech in December 2007 and serves as chairperson of the Nominating and Corporate Governance Committee. Currently Dr. Sega serves as Special Assistant to the Chancellor for Strategic Initiatives, Director, Systems Engineering Programs, and as Woodward Professor of Systems Engineering at Colorado State University where he also holds the title of Professor Emeritus. From 2010 to 2013 he served as Vice President and Enterprise Executive for Energy and the Environment for both Colorado State University (CSU) and The Ohio State University (OSU), two Land-Grant universities engaged in efficient, sustainable development of practical products using natural resources (e.g. land/crops, forests, water, natural gas, etc.) through education, research and outreach. At CSU, he served as chair of the Sustainability, Energy, and Environment Advisory Committee. Dr. Sega also served as chair of the President’s and the Provost’s Council on Sustainability at OSU. Since 2008, Dr. Sega has served as a member of the board of directors of Woodward Inc., a public company that designs, manufactures and services energy control systems and components for aircraft and industrial engines and turbines. From August 2005 to August 2007, Dr. Sega served as Under Secretary for the U.S. Air Force. In that capacity, he oversaw the recruiting, training and equipping of approximately 700,000 people and a budget of approximately $110 billion and was the first senior energy official for the Air Force. Designated as the Department of Defense (DoD) Executive Agent for Space, Dr. Sega developed, coordinated and integrated plans and programs for all Department of Defense space major defense acquisition programs. From August 2001 until July 2005, Dr. Sega was Director of Defense Research and Engineering, Office of the Secretary of Defense, serving as the Chief Technology Officer for the DoD. Dr. Sega worked for NASA from 1990 until 1996 and made two shuttle flights during his career as an astronaut. He serves on several non-profit boards and committees: U.S. Space Foundation (board of directors), Alaska Aerospace Corporation (director), U.S. Chamber of Commerce Institute for 21st Century Energy (advisory committee), Air University (board of visitors), U.S. Army Science Board, National Research Council (NRC) Division on Engineering and Physical Sciences, Defense Science Board (Capability Surprise study member), Colorado Space Coalition (CSU representative) and Joint Institute for Strategic Energy Analysis (CSU representative). Dr. Sega received a B.S. in mathematics and physics from the United States Air Force Academy in 1974, a master of science degree in physics from The Ohio State University in 1975, and a doctorate in electrical engineering from the University of Colorado in 1982. Our Board has determined that Dr. Sega brings to our Board a strong background in sustainability, energy, environment, aerospace, technology research, and operations with significant experience in leadership positions, including those involving responsibility for large budgets, and therefore he should serve on our Board.

Edward M. Stern, Director — Mr. Stern was appointed as a director of Rentech in December 2006 and he currently serves as chairperson of the Compensation Committee. He also serves on the Finance Committee and Nominating and Corporate Governance Committee of our Board. Mr. Stern is the President and Chief Executive Officer of PowerBridge, LLC, or PowerBridge, the leading developer of non-utility, privately financed electric transmission systems in the U.S. PowerBridge has developed, financed, constructed and now operates more than 1300 megawatts of transmission capacity, with a total investment in excess of $1.5 billion. PowerBridge has recently completed the development and construction of a natural gas line and is currently developing several billion dollars of new electric transmission facilities. Mr. Stern has nearly 30 years of experience leading the successful development, financing and operation of major energy and infrastructure projects. Under Mr. Stern’s guidance, PowerBridge developed and built the Neptune Regional Transmission System, completed in 2007, and the Hudson Transmission Project, completed in 2013. Both the Neptune Regional Transmission System and the Hudson Transmission Project are 660 megawatt HVDC underwater and underground electric transmission systems, managed by PowerBridge, that interconnect the PJM energy grid in New Jersey with power grids in New York. Both projects were completed on budget and ahead of schedule. From 1991 through 2004, Mr. Stern was employed by Enel North America, Inc., the North American subsidiary of the Italian electric utility, Enel SpA, and its predecessor, CHI Energy, Inc., an energy company specializing in renewable energy technologies including hydroelectric projects and wind farms. While at Enel North America, Inc. and CHI Energy, Inc., Mr. Stern served as General Counsel and, commencing in 1999, as President, Director and Chief Executive Officer. Prior to joining CHI, Mr. Stern was a vice president with BayBanks, Inc., a Boston-based $10 billion financial services organization, where for six years he specialized in energy project finance, real estate restructurings and asset management. Mr. Stern also currently serves on the boards of CAN Capital, Inc., a financial services company, and Deepwater Wind Holdings, LLC, a developer of offshore wind projects and serves on the Advisory Board of Starwood Energy Group Global, LLC, a private equity firm specializing in energy and infrastructure investments. Mr. Stern received B.A., J.D. and M.B.A. degrees from Boston University. He is a member of the Massachusetts Bar and the Federal Energy Bar. Our Board has determined that Mr. Stern brings to our Board significant management and legal experience at energy companies, including substantial project development experience, and his directorial and governance experience as a director at numerous companies, and therefore he should serve on our Board.

Halbert S. Washburn, Director and Chairman of the Board — Mr. Washburn was appointed as a director of Rentech in December 2005, and has served as Chairman of the Board since June 2011. He also serves on the Compensation Committee and Finance Committee of our Board. From July 2011 until April 2015, Mr. Washburn served as a director of Rentech Nitrogen GP, LLC. Mr. Washburn has over 25 years of experience in the energy industry. Since April 2010, Mr. Washburn has been the Chief Executive Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners LP. From August 2006 until April 2010, he was the co-Chief Executive Officer and served on the board of directors of BreitBurn GP, LLC. In December 2011, he was reappointed as a member of the board of directors of BreitBurn GP, LLC. He has served as the co-President and a director of BreitBurn Energy Corporation since 1988. He also has served as a co-Chief Executive Officer and a director for Pacific Coast Energy Holdings, LLC (formerly BreitBurn Energy Holdings, LLC) and as co-Chief Executive Officer and a director of PCEC (GP), LLC (formerly BEH (GP), LLC). Since September 2013, Mr. Washburn has served on the board of directors of Jones Energy, Inc., a publically traded oil and gas exploration and production company. Mr. Washburn previously served as Chairman on the Executive Committee of the board of directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. Our Board has determined that Mr. Washburn brings to our Board knowledge of our business, extensive experience in the field of energy and with the MLP structure, including his service as an executive officer and director of several BreitBurn entities, and familiarity with start-up and public energy companies, and therefore he should serve on our Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of Rentech’s equity securities, or collectively, “Insiders,” to file initial reports of ownership and reports of changes in ownership with the SEC. Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and/or written representations that no other reports were required to be filed during fiscal year 2015, all filing requirements under Section 16(a) applicable to our officers, directors and 10% stockholders were satisfied timely.

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

Compensation Discussion and Analysis Executive Summary

This Compensation Discussion and Analysis provides an overview and analysis of our executive compensation program during the fiscal year ended December 31, 2015, or 2015, for our named executive officers, or NEOs. Our executive compensation program is designed to align executive pay with individual performance on both short- and long-term bases; to link executive pay to specific, measurable financial, operational and development achievements intended to create value for shareholders; and to utilize compensation as a tool to attract and retain the high-caliber executives that are critical to our long-term success.

Pay-for-performance is paramount in our executive compensation program, and total compensation for our named executive officers was lower in 2015 than in 2014, as a result of lower cash bonuses and lower equity compensation value that corresponded with the Company’s 2015 performance compared to its 2014 performance. Further, awards of performance-based equity granted in prior years, which naturally aligned executive compensation to shareholder interests, were not earned because performance goals linked to stock price performance were not attained. Specifically performance vesting units (PSUs) linked to the attainment of total shareholder return (TSR) goals (determined by reference to the sum of our stock price increase and dividends over a specified period) comprised 60% -85% of our NEO’s equity grants in 2013 and 2014 and either were not earned or, in the case of grants that remain outstanding, are not on track to be earned due to our current stock price performance.

The NEO compensation program further emphasizes performance through short-term cash bonus opportunities that are tied to the achievement of pre-established performance metrics and through equity compensation that is linked to our stock price appreciation, neither of which provide value to our NEOs without corresponding Company performance.

In 2015, we changed our equity compensation program design to provide our NEOs solely with stock options that deliver a materially reduced grant-date value to our NEOs compared to PSUs granted in prior years.  Awards of options naturally align our NEOs’ interests with those of our shareholders and incentivize stock price performance since they are only valuable if our stock price increases after grant. And further deliver a materially lower grant-date value as compared with PSUs. As of March 1, 2016, our stock price of $2.09 was lower than the per share 2015 option exercise price of $3.03, meaning that our NEOs who hold such awards will not realize value from them unless we experience a material stock price increase.

In December 2015, the CEO was granted his annual 2015 performance equity award in the form of stock options with a grant-date fair value that was 66% lower than the grant-date fair value of his 2014 equity award, in recognition of the decline in our stock price during 2015. Further, the fair value of the award (or $623,550) was 42% below the median fair value of awards granted to the

CEOs of our 2015 Peer Group Sub-Set companies (or $1,081,000).  The 2015 Peer Group Sub-Set is discussed and defined further below.

2015 Highlights

We endeavor to structure our executive compensation program in a manner that reflects good corporate governance practices and aligns our NEOs’ pay with our operating and stock price performance. Pay-for-performance was a critical element of our compensation program for 2015, as demonstrated by the reduction in the overall compensation of our NEOs for 2015 and our use of stock options that had a materially reduced grant-date fair value.  The grant-date fair value of these options was at least 40% below the median grant-date fair value of awards granted to similarly-situated named executive officers in our 2015 Peer Group Sub-Set companies and was generally 50% lower than 2014 equity awards granted to ongoing named executive officers at our 2015 Peer Group Sub-Set companies.  Highlights of our 2015 executive compensation program included the following:

•

Cash Incentives Linked to Performance Goals. During 2015, our executive officers were eligible to earn bonuses based on the Company’s and the individual executive officers’ achievement of a wide range of challenging, pre-established performance goals (discussed in detail below). The Company’s performance against the pre-established performance goals resulted in the payment of bonuses that were significantly lower than our executives’ target bonus amounts. Our CEO was not paid any cash bonus in respect of 2015.

•

100% of Company Equity Awards granted to NEOs in 2015 are Linked with Improving Our Stock Price. We believe that our equity compensation program supports long-term performance by aligning the interests of our executives and our stockholders. During 2015, 100% of the Company equity awards granted to named executive officers were delivered in the form of stock options, which represent the right to share only in the future appreciation of our stock. This decision was intended to provide our NEOs with an incentive to improve stock price, while avoiding delivery of actual compensation if our stock price does not increase over the next three years.

•

CEO’s Cash Compensation is Significantly Below His Peers and is Balanced with Equity Compensation. Mr. Forman’s 2015 base salary (following his June 2015 salary increase) was $500,000, which is about 20% below the median base salary of CEO’s in the 2015 Peer Group Sub-Set companies. In addition, Mr. Forman was not eligible for a cash bonus during 2015, so all of his 2015 incentive compensation was equity-based. Without a cash bonus, Mr. Forman’s actual 2015 cash compensation was projected to be the lowest of the CEO’s in the 2015 Peer Group Sub-Set. Mr. Forman’s 2015 total compensation, which is the sum of his salary and equity compensation, was 46% below the median of similar CEO’s in our 2015 Peer Group Sub-Set and was 43% lower than his total compensation in 2014.

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

•

Clawback Policy. We maintain a clawback policy pursuant to which, in the event of an accounting restatement due to material non-compliance with any financial reporting requirements under the securities law, we would be entitled to recoup from executive officers all cash bonuses and all contingent equity that would not have been paid if financial performance had been measured in accordance with the restated financials.

Pay for Performance

Pay for performance is a key component of our compensation philosophy. Consistent with this focus, our compensation program includes (i) annual performance-based incentives and (ii) long-term equity compensation which, commencing with 2015, was provided in the form of stock options that are linked to our performance in that their value derives from stock price appreciation. For 2015, approximately 25% of our NEOs’ aggregate compensation (excluding Mr. Forman’s compensation which had a higher percentage of variable compensation) came from variable performance-based pay consisting of performance-based cash bonuses and stock option awards.

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

Our compensation decisions for our NEOs with respect to 2015 are discussed in detail below. This discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

Compensation Program Objectives

The following discussion and analysis describes our compensation objectives and policies for each of our NEOs for 2015, who consisted of:

•	Keith B. Forman, Chief Executive Officer;
•	Dan J. Cohrs, former Executive Vice President and Chief Financial Officer;
•	Jeffrey R. Spain, Chief Financial Officer;
•	John H. Diesch, President of RNP;
•	Joseph V. Herold, Senior Vice President, Human Resources; and
•	Colin M. Morris, Senior Vice President, General Counsel and Secretary.

During fiscal year 2015, Mr. Cohrs served as our Chief Financial Officer through December 4, 2015, and Mr. Spain served as our Chief Financial Officer from December 4, 2015 through December 31, 2015.

To succeed in achieving our key operational goals, we need to recruit and retain a highly talented and seasoned team of executive, technical, sales, marketing, operations, financial and other business professionals. As such, our compensation packages are designed to incentivize the achievement of these goals, and to recruit, reward and retain our employees, including our NEOs.

We have focused on building an experienced management team that is capable of managing our day-to-day operations while working to achieve our long-term operational and growth goals. We believe it is important both to retain our key executives, including our NEOs, and to recruit the additional talent we need to expand the Company and attain our organizational objectives. Accordingly, our policy is to hire executives who are not only highly qualified for their positions at our current size, but who also have the skills we believe are necessary to perform their roles at the same high standard if we are successful in achieving greater size and complexity.

Each of the key elements of our executive compensation program is discussed in more detail below under “—Core Components of Executive Compensation.”

Compensation Consultant

During 2015, the Compensation Committee engaged Frederic W. Cook & Co., Inc. (“Cook”), as an independent compensation consultant to analyze our existing executive compensation programs, assist with the design of future compensation programs that more closely align our executive officers’ interests with those of our stockholders, and ensure that the levels and types of compensation provided to our executives (including our NEOs) and directors continue to reflect market practices. Cook serves at the discretion of the Compensation Committee and Cook may be terminated by the Compensation Committee in its discretion. The Compensation Committee has assessed the independence of Cook pursuant to the rules prescribed by the SEC and has concluded that no conflict of interest existed in 2015 or currently exists that would prevent Cook from serving as an independent consultant to the Compensation Committee.

Services Provided With Respect to 2015 Compensation

Services provided by Cook in 2015 included the following:

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

Our current peer group was established in June 2014 based on discussions among members of the Compensation Committee, certain of our executive officers and Cook and was modified in December 2015 (as discussed in more detail below) to bring our peer group companies more in-line with our market cap by removing the largest market-cap companies and focusing only on those who had market cap below $500M at the end of August 2014. Our 2014 Peer Group consisted of energy, energy technology, chemical, fertilizer and wood fiber companies, in each case, with (i) annual revenues ranging from approximately $265 million to $2.2 billion and (ii) market values ranging from approximately $170 million to $2.9 billion at the time the peer group was selected. Following are the companies that comprised our 2014 Peer Group, which were referenced when 2015 salary and target bonus decisions were made at the end of 2014:

American Vanguard Corp.	Landec
Arabian Amer. Dev	Minerals Technologies
Balchem Corp.	Neenah Paper
Hawkins Inc.	OMNOVA Sltns
Intrepid Potash	P.H. Glatfelter
KapStone Paper	Penford Corp.
KMG Chemicals	Schweitzer-Mauduit
Koppers Holdings	Wausua Paper
Kronos WW	Zep

In December 2015, the Compensation Committee conducted a review of compensation data provided by Cook with regard to the levels and types of compensation provided to our NEOs. The information provided by Cook included data gathered from the public filings of our 2014 Peer Group. However, the Compensation Committee determined that it was appropriate to limit its December 2015 review to a sub-set of our peer group to the nine smallest peer companies by market cap to reflect our smaller size. These companies, which we refer to as our 2015 Peer Group Sub-Set companies, all had market caps below $500M at the end of August 2014, when the Cook compensation data was prepared, consisted of American Vanguard, Hawkins, KMG Chemicals, Landec, Omnova Solutions, Penford, Trecora Resources, Wausau Paper, and Zep. The Compensation Committee considered data from these 2015 Peer Group Sub-Set companies when determining the actual cash bonus awards earned by our NEOs for 2015 under our annual incentive compensation programs and when determining to grant options to our NEOs in December 2015.

During its 2015 review, the Compensation Committee reviewed the compensation of our NEOs relative to the 2014 Peer Group with respect to total compensation and for individual components of compensation and determined that total direct compensation was at or below the median of the 2014 Peer Group companies, which was in line with our desired position in light of total shareholder return and the operations challenges faced by the Company.

The study provided by Cook to the Compensation Committee found that target total annual cash, which is the sum of base salaries and target bonus opportunities, was generally below the median of similarly situated executives in our 2014 Peer Group companies. Our CEO’s 2015 target annual cash compensation was lower than was projected for all of the CEOs in the 2014 Peer Group. A comparison of 2015 long-term equity incentives showed that the grant-date value of our NEOs’ December 2015 annual option grant was below the 2015 Peer Group Sub-Set median annual award grant-date value for all of the ongoing named executive officers, and below the 25th percentile for most of them. Our CEO’s 2015 option grant-date fair value was 66% lower than the grant-date fair value of his 2014 equity awards in recognition of both the Company’s stock price decline during 2014 and of the significance of his 2014 new-hire equity award. In addition, the grant-date fair value of our CEO’s option award (or $623,550) was 42% below the median grant-date fair value of the annual awards granted to CEOs of our 2015 Peer Group Sub-Set companies.

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

Cash Compensation

We provide our NEOs with 2015 cash compensation in the form of base salaries and annual cash incentive awards, except that our CEO was not eligible for a cash incentive award. Our 2015 cash compensation was structured to provide a market-level base salary for our NEOs while creating an opportunity to exceed market levels for total cash compensation if short- and long-term performance exceeded expectations. We believe that this mix appropriately combines the stability of non-variable compensation (in the form of base salary) with variable performance awards (in the form of annual cash incentives) that reward the performance of the Company and individual contributions to the success of the business.

Base Salary

Base salaries for our NEOs were initially set in arm’s-length negotiations during the hiring processes. These base salaries have historically been reviewed annually by the Compensation Committee (with input from our Chief Executive Officer with respect to the other NEOs) and were again reviewed at the end of 2015 for purposes of determining 2016 salaries. Our NEOs are not entitled to any contractual or other formulaic base salary increases. During 2015, Mr. Forman’s base salary was $200,000 from January 1, 2015 through June 28, 2015 and increased to $500,000 effective June 29, 2015 to bring Mr. Forman’s salary in line with those of CEOs in the 2014 Peer Group companies, although his new salary is approximately 20% below the median of those of CEOs in the 2015 Peer Group Sub-Set companies. None of the other NEOs were provided with base salary increases during 2015. In addition, the Compensation Committee determined not to increase our NEOs’ base salaries for 2016; accordingly, our NEOs’ base salaries for 2016 are expected to remain the same as in 2015.

The annual base salary rates for our NEOs during fiscal year 2015 (following the base salary increase for Mr. Forman) are set forth in the following table:

Name	Base Salary ($)
Keith B. Forman	500,000
Dan J. Cohrs	464,000
Jeffrey R. Spain	291,346
John H. Diesch	335,000
Joseph V. Herold	275,000
Colin M. Morris	315,000

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

Annual Incentive Program

During 2015, each of our NEOs (excluding Mr. Forman) was eligible to earn an incentive payment pursuant to our annual incentive program. Under our annual incentive program, cash incentives were determined and paid by reference to (i) the achievement of certain pre-established operational and financial goals and commercial and project development criteria, and (ii) target bonus amounts (as set forth in the NEOs’ respective employment agreements). The goals are weighted based on importance for the year.

In the beginning of 2015, as in prior fiscal years, our CEO and other senior officers developed a series of broad corporate objectives, which were then reviewed and approved by the Compensation Committee and our Board. Following that review, our Board set the 2015 performance goals for our annual incentive program, but retained discretion based on input from the Compensation Committee (and our Chief Executive Officer with respect to the other NEOs) to increase or decrease annual incentive award payouts to levels as high as 200% of the NEO’s target bonus and as low as zero, in each case, based on performance during the relevant period. The goals were designed to be challenging with no guarantee that any portion of the target award would actually be earned. The 2015 annual incentive awards were targeted for Messrs. Cohrs, Spain, Diesch, Herold and Morris at 60%, 40%, 50%, 50% and 50% of their respective base salaries (in accordance with their respective employment agreements where applicable). In accordance with his employment agreement with Rentech, Mr. Forman was not entitled to an annual incentive award with respect to fiscal year 2015. Payment of annual incentive awards to our NEOs (other than Mr. Cohrs) was based on the achievement by us of the specific targets and goals set forth below for the applicable annual incentive program, as well as the performance of the individual executive (and was subject to adjustment as described above).

Annual Incentive Program Performance Goals

The 2015 performance goals applicable to our NEOs (excluding Mr. Forman and Mr. Diesch) under our annual incentive program are set forth below, along with determinations as to the attainment of these goals (parentheticals following the description of each goal provide guidelines indicating the approximate weight given to the attainment of each goal).

1.	Goal: Environmental, Health, Safety & Sustainability, or EHS&S, goals, including:
•	Continued strong safety and environmental performance at Rentech Nitrogen’s facilities, with an OSHA recordable rate at or below a target rate of 3.5 and 5 or fewer reportable release events.*

Result : Goal attained. Safety performance was strong during 2015 with an OSHA recordable rate of 1.64 incidents for every 200,000 hours worked at Rentech Nitrogen facilities in fiscal year 2015.  Rentech Nitrogen experienced 2 reportable environmental releases events.

•

A continued strong safety record at Rentech’s North America facilities, including our facilities, with an OSHA recordable rate below a target rate of 4.0 and fewer than 5.0 reportable environmental release events.*

Result : Goal attained. Safety performance was strong during 2015 with an OSHA recordable rate of 3.39 recordable incidents for every 200,000 hours worked at Rentech facilities in fiscal year 2015. Rentech experienced no reportable environmental release events.

•

A continued strong safety record at Rentech’s South America facilities, including our facilities, with an OSHA recordable rate below a target rate of 4.5 and fewer than 5.0 reportable environmental release events.*

Result : Goal attained. Safety performance was strong during 2015 with an OSHA recordable rate of 1.66 recordable incidents for every 200,000 hours worked at Rentech facilities in fiscal year 2015. Rentech experienced no reportable environmental release events.

•	Completion of mandated EHS&S training.*

Result : Goal attained. We completed all required training.

•	Completion of 80% or more of EHS&S process review action items.*

Result : Goal attained. We completed required process review action items.

*	These Goals are not weighted in arriving at the initial award amounts under the annual incentive program, but failure to attain these Goals can result in a reduction of the final pool by up to 20%.
2.	Goal: Financial achievements, including:
•	RNP EBITDA ranging from $90.6 million to $122.6 million, targeted at $102.7 million (20% weight).

Result : Goal attained. RNP EBITDA, excluding one-time transaction costs, for the year ended December 31, 2015 equaled $108.6 million.

•	EBITDA for Rentech’s wood fibre business ranging from $10.1 million to $16.9 million, targeted at $14.2 million (20% weight).

Result : Goal not attained. EBITDA for Rentech’s wood fibre business for the year ended December 31, 2015 equaled $1.5 million.

•	SG&A ranging from a target of $18.3 million to $15.6 million (10% weight).

Result : Goal attained. Corporate SG&A for the year ended December 31, 2015 was $18.0 million.

3.	Goal: Project goal:
•	Successfully execute strategic redeployment of the Partnership’s assets by December 31, 2015 (30% weight).

Result : Goal not attained. Sale of the Partnership was not completed by December 31, 2015.

4.	Goal: Other factors which contribute to the success of Rentech as determined by Rentech’s Compensation Committee and board of directors (20% weight).

Result : The Compensation Committee did not exercise its discretion to take into account any additional factors which contributed to Rentech’s success or adjust the results of the performance goals.

RNP Annual Incentive Program Performance Goals

The 2015 performance goals applicable to Mr. Diesch under the RNP annual incentive program are set forth below, along with determinations as to the attainment of these goals (parentheticals following the description of each goal provide guidelines indicating the approximate weight given to the attainment of each goal).

1.	Goal: EHS&S goals (failure to attain these goals would have reduced the final bonus pool by 20%), including:
•	A continued strong safety record at our facilities with an OSHA recordable rate below a target rate of 3.5.

Result : Goal attained. We completed fiscal year 2015 with an OSHA recordable rate of 1.64 recordable incidents for every 200,000 hours worked at our facilities.

•	Completion of mandated EHS&S training.

Result : Goal attained. We completed all required training.

•	Fewer than 6 reportable environmental release events.

Result : Goal attained. We experienced 2 reportable environmental release events.

•	Completion of 80% or more of EHS&S process review action items.

Result : Goal attained. We completed required process review action items.

2.	Goal: Operations goals, including:
•	Total ammonia production ranging from 325,000 tons to 352,000 tons, targeted at 342,000 tons (10% weight).

Result : Goal attained. Total ammonia production for the fiscal year ending December 31, 2015 equaled 340,000 tons.

•	Total ammonia upgraded in amounts ranging from 156,000 tons to 169,000 tons, targeted at 164,000 tons (5% weight).

Result : Goal not attained. Total ammonia upgraded for the fiscal year ending December 31, 2015 equaled 153,000 tons.

•	Total ammonium sulfate production ranging from 475,000 tons to 525,000 tons, targeted at 500,000 tons (10% weight).

Result : Goal attained. Total ammonium sulfate production for the fiscal year ending December 31, 2015 equaled 525,000 tons.

•	Total sulfuric acid on-stream time ranging from 90% to 99%, targeted at 96% (5% weight).

Result : Goal attained. Total sulfuric acid on-stream time for the fiscal year ending December 31, 2015 equaled 94.4%.

3.	Goal: Financial goals, including:
•	East Dubuque Facility EBITDA ranging from $98.0 million to $122.0 million, targeted at $108.6 million (20% weight).

Result : Goal attained. EBITDA for fiscal year 2015 equaled $109.1 million.

•	Pasadena Facility EBITDA ranging from $2.0 million to $10.0 million, targeted at $3.5 million (10% weight).

Result : Goal attained. EBITDA for fiscal year 2015 equaled $6.6 million.

4.	Goal: Project goals, including:
•	Successfully execute strategic redeployment of assets by December 31, 2015 (10% weight).

Result : Goal not attained. Sale of the Partnership was not completed by December 31, 2015.

•	East Dubuque Facility’s replacement of the ammonia synthesis converter to remain on schedule (5% weight).

Result : Goal attained. Project is on schedule.

•	East Dubuque Facility’s upgrade of a nitric acid compressor train is completed by September 30, 2015 and on budget (5% weight).

Result : Goal attained. Project on budget, and completed by September 30 2015.

5.	Goal: Other factors which contribute to the success of the Partnership and Rentech, as determined by our board of directors, (20% weight).

Result : The Compensation Committee did not exercise its discretion to take into account any additional factors which contributed to the Partnership’s and Rentech’s success or adjust the results of the performance goals.

Final incentive payments for our NEOs (excluding Mr. Forman) were determined by the Compensation Committee based on our performance compared to the set goals under the annual incentive program. Messrs. Spain, Diesch, Herold and Morris received 2015 annual incentive payments equal to approximately 46%, 87%, 45% and 44% of their respective target bonuses based on the performance results described above (these awards were 18%, 44%, 22% and 22% of their respective base salaries). These payments were determined based on the achievement of the formulaic goals set forth above for each NEO with no material bonus adjustment based on individual assessment. Since Mr. Cohrs’ employment terminated prior to the end of fiscal year 2015, so he was not eligible to receive a 2015 annual incentive award. Instead, as a component of pre-established and contractual cash severance payable to him in connection with his termination of employment, Mr. Cohrs received a payment equal to his target 2015 annual incentive award, as described in more detail below under “—Potential Payments upon Termination or Change-in-Control”.

Long-Term Equity Incentive Awards

The Compensation Committee and our Board believe that senior executives, including our NEOs, should have an ongoing stake in the success of their employer to closely align their interests with those of its shareholders. The Compensation Committee also believes that equity awards provide meaningful retention and performance incentives that appropriately encourage our executive officers, including our NEOs, to remain employed with us and put forth their best efforts and performance at all times. Accordingly, long-term equity incentive awards covering shares of our common stock have historically been a key component of our compensation program, including during 2015, as these awards create an ownership stake for management that aligns the interests of our NEOs with those of our shareholders and incentivize our NEOs to work toward increasing value for our shareholders. During 2015, we granted equity awards to our NEOs (excluding Messrs. Cohrs, Diesch and Morris) under our 2009 Incentive Award Plan. In addition, RNP granted awards under its 2011 Long-Term Incentive Plan to Mr. Diesch.

Mr. Cohrs’ employment ceased before we and RNP granted equity awards to our and its respective executive officers in respect of 2015 services. Accordingly, Mr. Cohrs did not receive grants of equity awards from us or from RNP in respect of his services during 2015. Messrs. Forman, Spain and Herold received 100% of their Company equity awards in the form of time-vested stock options. Mr. Diesch received time-vested RNP phantom units, which we believe puts a shareholder-oriented emphasis on the shareholder return improvement before NEOs’ awards are earned and paid. Following the decline in our stock price during 2014 and 2015, the Company determined to grant equity compensation in the form of stock options in 2015 in order to provide our executives with an incentive that only provides value to these executives if we increase our stock price over time. Accordingly, the Company believes that options incentivize our executives to work toward increasing our stock price since the options will ultimately provide no value absent a stock price increase. The grant-date fair values of the 2015 annual equity awards was considerably lower than those of our 2014 equity awards due to our lower stock price at the time of grant.

Options

The stock options granted to Messrs. Forman, Spain and Herold in 2015 vest and become exercisable with respect to one-third of the shares subject thereto on each of the first three anniversaries of the grant date, subject to the respective NEO’s continued service through the applicable vesting date. The stock options are subject to “double trigger” accelerated vesting in full upon a termination of the respective NEO’s employment with us without “cause” or for “good reason,” in either case, during the period beginning sixty (60) days prior to, or within one year following, a change in control. Any such accelerated vesting is subject to the respective NEO’s execution and non-revocation of a general release of claims.

RNP Phantom Units.

During 2015, RNP also granted phantom units, which include distribution equivalent rights for dividends paid by RNP, to Mr. Diesch under its 2011 Long-Term Incentive Plan to compensate the executive for his service as an officer of RNP (which is a separate publicly traded fertilizer master limited partnership in which Rentech owns a 59.6% equity stake) and to create incentives aligned with the interests of the unit holders of RNP. These RNP units were considered part of Mr. Diesch’s total compensation package by the Compensation Committee. The value of these phantom units is included in the figures and tables reported herein. These phantom units vest in annual installments over a three-year period, subject to continued service through the applicable vesting date and, like our equity awards, are intended to provide retention incentives linked to equity value and to encourage equity ownership in order to align the interests of the executive with those of RNP’s unit holders (including the Company). For more information on these phantom unit awards, please see RNP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016.

The options and phantom units are subject to accelerated vesting in certain circumstances as described under “—Potential Payments upon Termination or Change-in-Control” below. We believe that the applicable vesting periods provide an important retention incentive, while accelerated vesting (where appropriate) protects executives against forfeiture of their awards in appropriate circumstances and aligns management’s incentives more closely with the interests of our shareholders.

2015 Awards Table

In determining appropriate levels of equity grants for 2015, we considered, among other things, the role(s) and responsibilities of each NEO and the perceived need to reward and retain the NEO. The table below sets forth the 2015 Awards that we and RNP granted to our NEOs during 2015. All grants were made on December 14, 2015.

Name	Stock Options	Partnership Phantom Units
Keith B. Forman	400,000	—
Dan J. Cohrs	—	—
Jeffrey R. Spain	30,000	—
John H. Diesch	—	—
Joseph V. Herold	30,000	—
Colin M. Morris	—	—

The table below sets forth the grant date fair values of the 2015 equity awards that we and RNP granted to our NEOs during 2015.

	Grant Date Fair Value
Name	Stock Options	Partnership Phantom Units	Total
Keith B. Forman	$623,550	$—	$623,550
Dan J. Cohrs	$—	$—	$—
Jeffrey R. Spain	$46,766	$—	$46,766
John H. Diesch	$—	$196,000	$196,000
Joseph V. Herold	$46,766	$—	$46,766
Colin M. Morris	$—	$—	$—

Employment Contracts; Severance Benefits

We believe that vulnerability to termination of employment at the senior executive level, both within and outside of the change in control context, creates concern and uncertainty for our NEOs that is appropriately addressed by providing severance protections which enable and encourage these executives to focus their attention on their work duties and responsibilities in all situations. We operate in a volatile and acquisitive industry that heightens this vulnerability in the change-in-control context. Accordingly, in order to attract and retain our key managerial talent, we enter into employment agreements with certain of our NEOs which provide for specified severance payments and benefits in connection with certain qualifying terminations of employment. In addition, we believe that change in control and severance benefits are essential in order to fulfill our objective of attracting and retaining key managerial talent. We are (or in the case of Mr. Cohrs, were) party to employment agreements with each of Messrs. Forman, Cohrs, Diesch and Morris. Messrs. Spain and Herold have not entered into employment agreements with us; however, Mr. Spain is party to a severance agreement with us and Mr. Herold is party to a change in control severance benefits agreement with us. For a description of the specific terms and conditions of each agreement, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “—Potential Payments upon Termination or Change-in-Control” below.

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

As part of the compensation package, during 2015, we provided our NEOs (other than Mr. Forman) with a monthly car allowance and Messrs. Cohrs and Morris also received reimbursement of certain financial advisor costs. During 2015, Messrs. Cohrs, Herold and Morris were also entitled to company-paid physical examinations. Those car allowances, reimbursements for financial advisor costs and company-paid physical examinations have been terminated as of December 31, 2015.

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

Under their employment agreements with us, which were not entered into or amended during 2015, Messrs. Diesch and Morris are (and Mr. Cohrs was) entitled to gross-up payments in the event that any excise taxes are imposed on them. We have historically provided these protections to these senior executives to ensure that they will be properly incentivized in the event of a potential change in control of the Company to maximize shareholder value in a transaction while minimizing concern for potential consequences of the transaction to these executives. The need for such protection is enhanced by our prior emphasis on performance-contingent equity compensation, which has higher values if accelerated in connection with a successful transaction than if the equity compensation awards had been time-vested. We have committed not to provide any new tax gross-up rights to any executives that do not currently have such protection.

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

The Role of Our Shareholder Say-on-Pay Vote

At our annual meeting of shareholders held in July 2014, we provided our shareholders with the opportunity to cast an advisory vote on our executive compensation program, or a “say-on-pay proposal”. A significant majority of the votes cast on our say-on-pay proposal at that meeting (91%) were voted in favor of the proposal. The Compensation Committee believes this affirms our shareholders’ support of our approach to executive compensation. However, the Compensation Committee is always open to improving the Company’s compensation governance practices and believes that granting 100% of our executives’ equity awards in the form of stock options during 2015 provides meaningful improvements that further align executives’ interests with those of our shareholders. The Compensation Committee expects to take into consideration the outcome of our shareholders’ future say-on-pay proposal votes when making future compensation decisions for our NEOs. Our Board and shareholders previously determined to hold a say-on-pay advisory vote on the compensation of our NEOs every three years. Accordingly, we expect that our next say-on-pay proposal will be submitted to shareholders for an advisory vote at our annual meeting of stockholders in 2017.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee determined that the Compensation Discussion and Analysis should be included in this proxy statement.

Edward M. Stern, Chairman

Michael S. Burke

Halbert S. Washburn

Summary Compensation Table

The following table summarizes the compensation for the calendar years ended December 31, 2015, 2014 and 2013 for each of our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Keith B. Forman,	2015	$350,000	$—	$—	$623,550	$—	$85,726	$1,059,276
Chief Executive Officer (4)	2014	$11,538	$—	$1,260,331	$582,115	$—	$—	$1,853,984

Dan J. Cohrs,	2015	$446,154	$—	$—	$—	$—	$361,085	$807,239
Chief Financial Officer (4) (5)	2014	$463,462	$—	$440,694	$—	$41,760	$50,233	$996,149
	2013	$450,000	$—	$660,145	$—	$216,000	$169,549	$1,495,694

Jeffrey R. Spain,	2015	$291,346	$—	$—	$46,766	$53,285	$32,044	$423,441
Chief Financial Officer (4)	2014	$290,941	$—	$104,680	$—	$17,481	$25,484	$438,586

John H. Diesch, President, RNP (4)	2015	$335,000	$—	$196,000	$—	$145,725	$100,509	$777,234

Joseph V. Herold, SVP, Human Resources (4)	2015	$275,000	$—	$—	$46,766	$61,250	$39,404	$422,420

Colin M. Morris,	2015	$315,000	$—	$—	$—	$68,850	$72,063	$455,913
SVP, General Counsel (4)	2014	$314,423	$—	$271,190	$—	$23,625	$52,103	$661,341
	2013	$300,000	$—	$406,233	$—	$120,000	$114,228	$940,461

(1)

Amounts disclosed for 2015 reflect the full grant-date fair value of 2015 stock options granted to our NEOs, which have been computed in accordance with ASC Topic 718. There can be no assurance that awards will vest or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all of our options granted to executive officers in Note 20 to our consolidated financial statements included in this Annual Report.

(2)

Each of our NEOs (excluding Mr. Forman) participated in our annual incentive program during 2015 and received an annual incentive award based on the achievement of certain financial and other performance criteria and determined by reference to target bonuses set forth in their respective employment agreements. Messrs. Spain, Diesch, Herold and Morris received 2015 annual incentive payments equal to approximately 46%, 87%, 45% and 44% of their respective target bonuses (or 18%, 44%, 22% and 22% of their respective base salaries). For additional information, please see “Annual Incentive Compensation” above.  Since Mr. Cohrs’ employment terminated prior to the end of fiscal year 2015, he was not eligible to receive a 2015 incentive award; instead, as a component of the cash severance payable to him in connection with his termination of employment, Mr. Cohrs received a payment equal to his target 2015 annual incentive award which is included in the “All Other Compensation” column as discussed below.

(3)

Amounts under the “All Other Compensation” column for the year ended December 31, 2015 consist of (i) 401(k) matching contributions of $11,726, $11,743, $11,925, $11,654 and $11,639 for Messrs. , Cohrs, Spain, Diesch, Herold and Morris, respectively; (ii) perquisites consisting of company-paid auto allowances, company-paid health evaluations, long-term disability and supplemental life insurance, housing allowance and financial and tax planning benefits; (iii) payments made to Messrs. Forman, Cohrs, Spain, Diesch, Herold and Morris Spain of $983, $25,575, $7,233, $75,516, $14,682, and $15,866, respectively, with respect to their outstanding phantom units as a result of RNP’s declaration of cash distributions during 2015, as described in RNP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016, and (iv) for Mr. Cohrs, the severance payments and benefits payable to him upon his December 18, 2015 separation of employment, consisting of (a) a cash severance payment equal to one times his base salary (or $464,000) payable over a one-year period, (b) his target annual bonus (or $278,400) and (c) the payment of his monthly premiums for continued health benefits for up to eighteen months following termination (with an estimated value, based on our costs to provide such coverage, equal to $30,461). The following table identifies and quantifies these benefits and perquisites for the calendar year 2015.

Perquisites

Name	Auto Allowance ($)	Health Evaluations ($)	Travel Reimbursements ($)	Long- Term Disability and Life Insurance ($)	Financial and Tax Planning ($)	Severance ($)	Total ($)
Keith B. Forman	—	—	84,743	—	—	—	84,743
Dan J. Cohrs	12,000	3,506	—	1,068	28,810	278,400	323,784
Jeffrey R. Spain	12,000	—	—	1,068	—	—	13,068
John H. Diesch	12,000	—	—	1,068	—	—	13,068
Joseph V. Herold	12,000	—	—	1,068	—	—	13,068
Colin M. Morris	12,000	2,661	—	1,068	28,829	—	44,558

(4)

Messrs. Forman, Cohrs, Spain, Diesch, Herold and Morris have dedicated a portion of their work time to RNP’s business and affairs. The portion of the compensation included in the Summary Compensation Table with respect to Messrs. Forman, Cohrs, Spain and Diesch which is allocable to RNP is disclosed in RNP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016. In accordance with applicable SEC disclosure rules, the compensation figures attributable to Messrs. Forman, Cohrs, Spain, Diesch, Herold and Morris in this Summary Compensation Table reflect the full amount of the compensation paid by both Rentech and RNP. The estimated percentage of time allocable to RNP for Messrs. Forman, Cohrs, Spain, Diesch, Herold and Morris during calendar year 2015 was 40%, 40%, 0%, 100%, 40% and 25%, respectively.

(5)	Effective December 4, 2015, Mr. Cohrs ceased to serve as the chief financial officer of Rentech and chief financial officer of the general partner of RNP.

Grants of Plan-Based Awards

The following table sets forth information with respect to our NEOs concerning the grant of plan-based awards from our and RNP’s plans during 2015.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of		All Other Option Awards: Number of Securities		Exercise or Base Price	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#) (1)		Underlying Options (#)		of Option Awards ($/Sh)	Awards ($) (1)
Keith B. Forman(2)		$—	$—	$—	—	—	—	—		400,000	(3)	$3.03	$623,550

Dan J. Cohrs	2015 Annual Non-Equity Incentive	$—	$278,400	$556,800	—	—	—	—		—		$—	$—

Jeffrey R. Spain	12/14/2015	$—	$—	$—	—	—	—	—		30,000	(3)	$3.03	$46,766
	2015 Annual Non-Equity Incentive	$—	$116,538	$233,077	—	—	—	—		—		$—	$—

John H. Diesch	12/14/2015	$—	$—	$—	—	—	—	20,000	(4)	—		$—	$196,000
	2015 Annual Non-Equity Incentive	$—	$167,500	$335,000	—	—	—	—		—		$—	$—

Joseph V. Herold	12/14/2015	$—	$—	$—	—	—	—	—		30,000	(3)	$3.03	$46,766
	2015 Annual Non-Equity Incentive	$—	$137,500	$275,000	—	—	—	—		—		$—	$—

Colin M. Morris	2015 Annual Non-Equity Incentive	$—	$157,500	$315,000	—	—	—	—		—		$—	$—

(1)

All RNP equity grants were made under the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan. Amounts reflect the full grant date fair value of Partnership phantom units granted during calendar year 2015, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the NEO. RNP provides information regarding the assumptions used to calculate the fair value of all compensatory equity awards made to executive officers in Note 12 to its consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016. There can be no assurance that awards will vest (and, absent vesting no value will be realized by the executive for the unvested award), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.

(2)	Mr. Forman did not participate in our 2015 annual incentive plan.
(3)

These stock options were granted on December 14, 2015 and vest in three substantially equal installments on December 14, 2016, 2017 and 2018, subject to the executive’s continued employment through the applicable vesting date and further subject to accelerated vesting (i) upon the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, within sixty days prior to or one year following a change in control of Rentech, or (ii) upon the executive’s death or disability.

(4)

These RNP phantom units were granted on December 14, 2015 and vest in three substantially equal installments on December 14, 2016, 2017 and 2018, subject to the executive’s continued employment through the applicable vesting date and further subject to accelerated vesting (i) upon the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, within sixty days prior to or eighteen months following a change in control, or (ii) upon the executive’s death or disability.

Narrative Disclosure to Summary Compensation Table

and Grants of Plan-Based Awards Table

Employment and Severance Agreements

All of our NEOs are (or were in the case of Mr. Cohrs) employed by us at will and are (or were) terminable by us at any time, subject to the severance provisions (if applicable) contained in the employment arrangements with Messrs. Forman, Diesch, Morris and Cohrs, the change in control severance benefit agreement with Mr. Herold and the severance agreement with Mr. Spain. Each of Messrs. Forman, Diesch, and Morris are (and Mr. Cohrs was), party to an employment agreement with us. The employment agreements for each of Messrs. Diesch and Morris have terms that continue through November 3, 2016, subject in each case to automatic one-year renewals absent 90-days’ advance notice from either party to the contrary. Mr. Forman’s employment agreement does not have a set term. Mr. Cohrs’ employment agreement terminated in December 2015, when Mr. Cohrs ceased to serve as the chief financial officer of Rentech. Messrs. Spain and Herold have not entered into employment agreements with us. However, Spain has entered into a severance agreement with us and Mr. Mr. Herold has entered into a change in control severance benefit agreement with us.

Under their respective employment agreements, Messrs. Forman, Diesch and Morris are entitled, respectively, to (i) current base salaries, effective January 1, 2016, of $500,000, $335,000, and $315,000, and (ii) in the case of Messrs. Diesch and Morris, annual incentive bonus opportunities for 2016 each targeted at 50% of the applicable executive’s base salary (with actual bonus eligibility for each executive ranging from zero to twice the applicable target). Mr. Cohrs’ employment agreement provided for a base salary which, during 2015, was $464,000 and an annual incentive bonus opportunity targeted at 60% of his base salary (with actual bonus eligibility ranging from zero to twice the applicable target). Although neither Mr. Spain nor Mr. Herold is party to an employment agreement with us, Mr. Spain’s current base salary is $291,346 and his annual incentive bonus target for 2016 is 40% of his base salary, and Mr. Herold’s current base salary is $275,000 and his annual incentive bonus target for 2016 is 50% of his base salary.

In addition, the employment agreements provide for customary indemnification, health, welfare, retirement and vacation benefits, as well as (other than Mr. Forman’s employment agreement) monthly auto allowances. The employment and change in control severance benefit agreements also contain customary confidentiality and other restrictive covenants. Each of the executives has also executed a corporate confidentiality and proprietary rights agreement. The employment agreements and Messrs. Herold’s and Spain’s severance agreements entitle our NEOs to certain severance payments upon qualifying terminations of employment. The employment agreements also entitle Messrs. Diesch and Morris to “gross-up” payments from the Company equal to any excise taxes that the executive incurs by operation of Internal Revenue Code Section 280G (and any taxes on such gross-up payment) in connection with a change in control of the Company, but we note that these gross-up payments are legacy rights and that none of these employment agreements which contain gross-up payments were entered into or amended in any way during 2015. Mr. Cohrs’ gross-up provision terminated in December 2015 in connection with his cessation of employment with us. Though not addressed in the employment agreements, each of our NEOs is entitled to accelerated vesting of certain equity awards in the event of a change in control of the Company. For a discussion of the severance and change-in-control benefits for which our NEOs are eligible under their employment agreements or, for Messrs. Herold and Spain, their severance agreements, see “—Potential Payments upon Termination or Change-in-Control” below.

Outstanding Equity Awards at December 31, 2015

The following table sets forth information with respect to our NEOs, concerning the outstanding equity awards from us and RNP as of December 31, 2015. Footnotes to the table describe the generally applicable vesting conditions for each award. For a description of applicable accelerated vesting provisions, see “—Potential Payments upon Termination or Change-in-Control” below.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units or Shares of Stock that have not Vested (#)	Market Value of Units or Shares of Stock that have not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (1)	Notes
Keith B. Forman	27,562	82,687	—	$12.40	12/30/2019	—	$—	—	$—	(2)
	—	400,000	—	$3.03	12/14/2025	—	$—	—	$—	(3)
	—	—	—	$—	—	—	$—	50,413	$177,455	(4)

Dan J. Cohrs	44,269	—	—	$8.90	6/15/2016	—	$—	—	$—	(5)

Jeffrey R. Spain	8,063	—	—	$9.20	7/28/2021	—	$—	—	$—	(6)
	—	30,000	—	$3.03	12/14/2025	—	$—	—	$—	(3)
	—	—	—	$—	—	1,450	$5,104	—	$—	(7)
	—	—	—	$—	—	—	$—	2,005	$7,056	(8)
	—	—	—	$—	—	627	$6,646	—	$—	(9)
	—	—	—	$—	—	—	$—	3,533	$12,437	(4)
	—	—	—	$—	—	1,251	$13,261	—	$—	(10)

John H. Diesch	4,300	—	—	$38.70	7/13/2016	—	$—	—	$—	(11)
	17,708	—	—	$8.90	10/4/2020	—	$—	—	$—	(5)
	—	—	—	$—	—	7,748	$82,129	—	$—	(9)
	—	—	—	$—	—	15,495	$164,247	—	$—	(10)
	—	—	—	$—	—	20,000	$212,000	—	$—	(12)

Joseph V. Herold	5,375	—	—	$14.70	12/12/2021	—	$—	—	$—	(13)
	—	30,000	—	$3.03	12/14/2025	—	$—	—	$—	(3)
	—	—	—	$—	—	1,477	$5,199	—	$—	(7)
	—	—	—	$—	—	—	$—	7,872	$27,711	(8)
	—	—	—	$—	—	1,434	$15,200	—	$—	(9)
	—	—	—	$—	—	—	$—	8,547	$30,085	(4)
	—	—	—	$—	—	2,867	$30,390	—	$—	(10)

Colin M. Morris	8,063	—	—	$38.70	7/13/2016	—	$—	—	$—	(11)
	17,708	—	—	$8.90	10/4/2020	—	$—	—	$—	(5)
	—	—	—	$—	—	1,596	$5,618	—	$—	(7)
	—	—	—	$—	—	—	$—	8,511	$29,957	(8)
	—	—	—	$—	—	1,550	$16,430	—	$—	(9)
	—	—	—	$—	—	—	$—	9,240	$32,524	(4)
	—	—	—	$—	—	3,099	$32,849	—	$—	(10)

(1)

Rentech equity award values were calculated based on the $3.52 closing price of Rentech’s common stock on December 31, 2015 and RNP phantom unit values were calculated based on the $10.60 closing price of RNP’s common units on December 31, 2015.

(2)

Represents stock options granted on December 30, 2014, which vested as to one-fourth of the shares subject thereto on December 9, 2015. The balance will vest in equal monthly increments thereafter for the following three years, subject to the executive’s continued employment through the applicable vesting date (these options are referred to below as the “2014 Forman Options”).

(3)

Represents stock options granted on December 14, 2015 of which one-third will vest on each of the first three anniversaries of December 14, 2015, subject to the executive’s continued employment through the applicable vesting date (these options are referred to below as the 2015 Options).

(4)

Represents PSUs granted on December 30, 2014 (with respect to Mr. Forman) and December 19, 2014 (with respect to the other NEOs), vesting over a four year period based on our total shareholder return over the relevant period, subject to the executive’s continued employment through the applicable vesting date (these PSUs are referred to below as the “2014 PSUs”).

(5)	Represents stock options granted on October 4, 2010, which vested in three equal annual installments on each of October 4, 2011, 2012 and 2013.
(6)	Represents stock options granted on July 28, 2011, which vested in one-third installments on each of July 28, 2012, 2013 and 2014.
(7)

Represents RSUs granted on December 18, 2013, which vested as to one-third on each of December 14, 2014 and 2015, and the remaining one-third of which will vest on December 14, 2016, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2013 RSUs”).

(8)

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

(9)

Represents RNP phantom units granted on December 18, 2013, which vested as to one-third on each of December 14, 2014 and 2015, and the remaining one-third of which will vest on December 14, 2016, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the “2013 Phantom Units”).

(10)

Represents RNP phantom units granted on December 30, 2014, which vested as to one-third on December 14, 2015, and the remaining two-thirds of which will vest in two substantially equal annual installments on December 14, 2016 and 2017, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the “2014 Phantom Units”).

(11)	Represents stock options granted on July 14, 2006 that vested in three equal annual installments on each of July 14, 2007, 2008 and 2009.
(12)

Represents RNP’s phantom units granted on December 14, 2015, vesting in three substantially equal installments on each of December 14, 2016, 2017 and 2018, subject to the executive’s continued employment through the applicable vesting date (these units are referred to below as the 2015 Phantom Units).

(13)	Represents stock options granted on December 12, 2011, which vested in one-third installments on each of December 12, 2012, 2013 and 2014.

Option Exercises, Stock Vested and Units Vested

The following table sets forth information with respect to our NEOs concerning the option exercises and stock vested under our equity plan(s) and the phantom units vested under RNP’s plan during calendar year 2015.

	Option Awards		Stock Awards		Unit Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Keith B. Forman	—	$—	—	$—	—	$—
Dan J. Cohrs	—	$—	3,652	$11,066	5,836	$57,193
Jeffrey R. Spain	—	$—	2,185	$6,621	1,909	$18,708
John H. Diesch	—	$—	1,056	$3,200	16,294	$159,681
Joseph V. Herold	—	$—	2,164	$6,557	3,386	$33,183
Colin M. Morris	—	$—	2,338	$7,084	3,658	$35,848

(1)	Amounts shown are based on the fair market value of Rentech’s common stock on the applicable vesting date.
(2)	Amounts shown are based on the fair market value of RNP’s common units on the applicable vesting date.

Potential Payments upon Termination or Change-in-Control

Our NEOs are entitled to certain payments and benefits upon qualifying terminations of employment and, in certain cases, in connection with a change in control at the Company or at RNP. The following discussion describes the terms and conditions of these payments and benefits and the circumstances in which they will be paid or provided. All severance payments are conditioned upon the executive’s execution of a general release of claims against the Company. In the event that any severance payment is subject to “golden parachute” excise taxes under Internal Revenue Code Section 280G, Messrs. Diesch and Morris are (and Mr. Cohrs was during his employment with us) entitled to receive gross-up payments from us for any such excise taxes plus any excise, income or payroll taxes owed on the gross-up payment. Mr. Cohrs’ gross-up provision terminated in December 2015 in connection with his cessation of employment with us.

For purposes of the following discussion, “change in control” refers to a change in control of us or RNP, as follows: with respect to (i) the severance payments and benefits provided to our NEOs pursuant to their respective employment agreements, (ii) the 2014 PSUs, (ii) the 2013 RSUs, (iii) the 2013 PSUs, (iv) in the case of Mr. Forman, the 2014 Forman Options, and (v) the 2015 stock options, a change in control refers to a change in control of us. With respect to (a) the 2015 Phantom Units, (b) the 2014 Phantom Units, and (c) the 2013 Phantom Units, a change in control refers to a change in control of RNP.

Termination Not in Connection with a Change in Control

Under the employment agreements for Messrs. Forman, Cohrs, Diesch and Morris, upon termination of the executive’s employment by us without cause, by the executive with good reason (each as defined in the employment agreements) , the executives are entitled to receive: (i) two times (in the case of Mr. Forman) or one-time (in the case of the other NEOs) base salary payable in substantially equal installments over a period of two years (with respect to Mr. Forman) or one year (with respect to the other NEOs); (ii) in the case of our NEOs other than Mr. Forman,  payment of the executive’s target annual bonus on the date that annual bonuses are paid generally for the year in which termination occurs, and (iii) Company-paid continuation health benefits for up to eighteen months following the date of termination. Upon termination of the employment of Messrs. Cohrs, Diesch and Morris due to our non-renewal of their respective employment terms, these NEOs will be entitled to receive an amount equal to one times base salary, payable over the one-year period following termination, and, at our discretion, an annual bonus for the fiscal year preceding the non-renewal.

Under Mr. Spain’s severance agreement with Rentech (described in “—Severance Benefits” above), upon an involuntary termination of employment by Rentech without cause or by Mr. Spain for good reason (each as defined in the severance agreement) or the expiration of the term of his employment under the severance agreement (if he remains employed through the end of the employment term, which expiration is expected to occur in the third quarter of 2016), Mr. Spain is entitled to receive: (i) twenty-six weeks’ base salary, payable over a six-month period, and (ii) up to six months of subsidized healthcare premiums. Under the terms of his change in control severance benefit agreement with us, Mr. Herold is not entitled to severance upon a qualifying termination of his employment that does not occur in connection with a change in control.

In addition, our NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring outside of the context of a change in control:

•

The 2015 Options, 2015 Phantom Units, 2014 Phantom Units, 2013 RSUs and 2013 Phantom Units,  held by the executive will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

•

The 2013 PSUs held by the executive will accelerate and vest upon a termination of employment due to the applicable executive’s death or disability occurring more than sixty days prior to a change in control based on deemed attainment of the performance-vesting conditions applicable to the 2013 PSUs at target levels with respect to any PSUs that are unvested as of the date of such death or disability.

In connection with Mr. Cohrs’ cessation of employment with us in December 2015, subject to his execution and non-revocation of a release of claims, he became entitled to receive the contractual severance benefits described above consisting of a cash severance payment totaling one times his base salary (or $464,000) payable over a one-year period, plus his target annual bonus (or $278,400) and the payment of his monthly premiums for continued health benefits for up to eighteen months following termination (with an estimated value, based on our costs to provide such coverage, equal to $30,461). Mr. Cohrs’ severance was  calculated in accordance with the severance formulation contained in his pre-existing employment agreement and was not enhanced in any way.

Change in Control (No Termination)

The NEOs are not entitled to any cash payments based solely on the occurrence of a change in control (absent any qualifying termination). In addition, the 2015 Options, 2014 Forman Options, 2013 RSUs, 2014 Phantom Units, and 2013 Phantom Units are not impacted by a change in control alone and require a qualifying termination in connection with such change in control to vest. With respect to the 2013 PSUs, the applicable performance period ends upon a change in control, which may, depending upon performance through the change in control, result in the final vesting of awards with respect to which time-vesting requirements were previously satisfied, but performance-vesting requirements were not; however, as of December 31, 2015, none of the PSUs subject to these awards met these criteria and, accordingly, none were eligible for accelerated vesting upon a change in control.

With respect to the 2014 PSUs, if a change in control occurs prior to the year 3 measurement date, then a number of PSUs are eligible to vest on the year 3 measurement based on the per share change in control transaction proceeds, subject to the holder’s continued service through such year 3 measurement date. If, however, the change in control occurs after the year 3 measurement date but prior to the year 4 measurement date, the applicable performance period ends upon the change in control and may, depending the per share change in control transaction proceeds, result in the vesting of such 2014 PSUs (provided that the applicable service-vesting requirements are met). However, as of December 31, 2015, none of the 2014 PSUs met these criteria and, accordingly, none were eligible for accelerated vesting upon a change in control.

Termination in Connection with a Change in Control

Pursuant to their respective employment agreements, upon a termination of employment without cause, for good reason or due to a non-renewal of the applicable employment term by us, in any case, within three months before or two years after a change in control of us, Messrs. Forman, Diesch and Morris will receive (and Mr. Cohrs was entitled to receive during his employment with us) the severance described above, except that (i) the base salary component of the executive’s severance will be paid in a lump sum and (ii) in the case of such NEOs other than Mr. Forman, if the executive’s actual annual bonus for the year immediately preceding the change in control exceeds his target bonus for the year in which the termination occurs, the executive will receive one times base salary plus the amount of such prior-year bonus (instead of base salary plus target annual bonus). Messrs. Diesch’s and Morris’ employment agreements provide (and Mr. Cohrs’ employment agreement provided) that the applicable executive would be entitled to a “gross-up” payment covering all taxes, penalties and interest associated with any “golden parachute” excise taxes that are imposed on the executives by reason of Internal Revenue Code Section 280G in connection with a change in control of us, although Mr. Cohrs’ gross-up provision terminated in connection with his cessation of employment with us. Upon a termination of Mr. Spain’s employment in connection with a change in control, Mr. Spain will receive the same severance payments and benefits described above under “Termination Not in Connection with a Change in Control.”

Under the terms of his change in control severance benefit agreement with us, upon a termination of employment without cause or for good reason, in any case, within one month before or one year after a change in control of us, Mr. Herold is entitled to receive (i) an amount equal to one times his base salary, (ii) payment of his target annual bonus (40% of base salary), and (iii) Company-paid continuation health benefits for up to twelve months following the date of termination.

In addition, our NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring in connection with a change in control:

•

The 2015 Phantom Units, 2014 Phantom Units, 2013 RSUs, and 2013 Phantom Units will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or eighteen months after the change in control.

•

The 2013 PSUs will vest on an accelerated basis (to the extent then unvested) based on actual performance levels through the change in control if the executive terminates employment (i) without cause or for good reason, in either case, within sixty days prior to or eighteen months after the change in control, or (ii) due to the executive’s death or disability, in either case, within sixty days prior to, or upon or after the change in control.

•	The 2014 Forman Options will vest in full if the executive terminates employment without cause or for good reason, in either case, within two years after the change in control.
•	The 2015 Options will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or one year after the change in control.
•

The 2014 PSUs will vest on an accelerated basis (to the extent then unvested) based on the per share change in control transaction proceeds, if the executive terminates employment without cause or for good reason, in either case, within two years after the change in control.

The following table summarizes the change-in-control and/or severance payments and benefits to which we expect that our NEOs would have become entitled if the relevant event(s) had occurred on December 31, 2015, in accordance with applicable disclosure rules. For purposes of the following table, we have assumed that a change in control of each relevant entity, whether Rentech and/or RNP, occurred on December 31, 2015, in order to provide a complete representation of the payments and benefits that each NEO would have become entitled to receive upon the occurrence of the relevant event(s). The severance benefits that Mr. Cohrs became entitled to receive when he ceased his employment with Rentech in December 2015 are described above (rather than in the table below).

Name	Benefit	Termination without Cause or for Good Reason ($)		Termination due to Non- Renewal or Expiration of Term ($)		Termination due to Death/Disability ($)		Qualifying Termination in Connection with a Change in Control		Other Terminations
Keith B. Forman	Cash Severance	$1,000,000	(1)	$—		$—		$1,000,000	(2)	$—
	Value of Accelerated Stock Awards (3)	—		—		—		—	(4)	—
	Value of Accelerated Option Awards (5)	—		—		—		196,000	(6)	—
	Value of Healthcare Premiums	30,461	(7)	—		—		30,461	(7)	—
	Total	$1,030,461		$—		$—		$1,226,461		$—
Jeffrey R. Spain	Cash Severance	$145,673	(8)	$145,673	(8)	$—		$145,673	(8)	$—
	Value of Accelerated Stock Awards (3)	—		—		19,216	(9)	5,104	(10)	—
	Value of Accelerated Option Awards (5)	—		—		—		14,700	(11)	—
	Value of Accelerated Units (12)	—		—		19,907	(13)	19,907	(14)	—
	Value of Healthcare Premiums	10,154	(7)	10,154	(7)	—		10,154	(7)	—
	Total	$155,827		$155,827		$39,123		$195,538		$—
John H. Diesch	Cash Severance	$502,500	(15)	$335,000	(16)	$—		$480,725	(17)	$—
	Value of Accelerated Stock Awards (3)	—		—		—		—		—
	Value of Accelerated Units (12)	—		—		458,376	(18)	458,376	(19)	—
	Value of Healthcare Premiums	30,461	(7)	—		—		30,461	(7)	—
	Total	$532,961		$335,000		$458,376		$969,562	(20)	$—
Joseph V. Herold	Cash Severance	$—		$—		$—		$385,000	(21)	$—
	Value of Accelerated Stock Awards (3)	—		—		60,618	(22)	5,199	(23)	—
	Value of Accelerated Option Awards (5)	—		—		—		14,700	(24)	—
	Value of Accelerated Units (12)	—		—		45,591	(25)	45,591	(26)	—
	Value of Healthcare Premiums	—		—		—		—		—
	Total	$—		$—		$106,209		$450,490		$—
Colin M. Morris	Cash Severance	$472,500	(14)	$315,000	(15)	$—		$383,850	(16)	$—
	Value of Accelerated Stock Awards (3)	—		—		65,532	(27)	5,618	(28)	—
	Value of Accelerated Units (12)	—		—		49,279	(29)	49,279	(30)	—
	Value of Healthcare Premiums	10,391	(7)	—		—		10,391	(7)	—
	Total	$482,891		$315,000		$114,811		$449,138	(20)	$—

(1)	Represents two times Mr. Forman’s annual base salary, payable over the two-year period after his termination date.
(2)	Represents two times Mr. Forman’s annual base salary, payable in a lump sum upon termination.
(3)	Value of PSUs and RSUs determined by multiplying the number of accelerating PSUs and RSUs by the fair market value of Rentech’s common stock on December 31, 2015 ($3.52).
(4)

The 2014 PSUs held by Mr. Forman would be deemed attained based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2014 PSUs had not been attained as of December 31, 2015, and, accordingly, none of the unvested 2014 PSUs would have vested on an accelerated basis.

(5)	Value of options determined by multiplying the fair market value of our common stock on December 31, 2015 ($3.52), less the applicable exercise price, by the number of accelerating options.

(6)

Represents the aggregate value of 400,000 unvested 2015 Options held by Mr. Forman that would have vested on an accelerated basis if Mr. Forman terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred within two years after a change in control.

(7)

Represents the cost of Company-paid continuation health benefits for eighteen months (or, for Mr. Spain, for six months), based on our estimated costs to provide such coverage. For purposes of continuation health benefits for Messrs. Forman, Diesch and Morris, a “qualifying termination in connection with a change in control” means a termination without cause or for good reason within three months before or two years after a change in control of us.

(8)	Represents half of executive’s annual base salary, payable over the six-month period after his termination date.
(9)

Represents the aggregate value of 1,450 unvested 2013 RSUs, and 4,009 unvested 2013 PSUs held by Mr. Spain that would have vested on an accelerated basis upon Mr. Spain’s termination due to death or disability on December 31, 2015. We have assumed for purposes of this calculation that we achieved target performance with respect to the 2013 PSUs on December 31, 2015.

(10)

Represents the aggregate value of 1,450 unvested 2013 RSUs that would have vested on an accelerated basis if Mr. Spain terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred within 60 days prior to or eighteen months after a change in control of us. The 2014 PSUs and 2013 PSUs would be deemed attained based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2014 PSUs and 2013 PSUs had not been attained as of December 31, 2015, and, accordingly, none of the unvested 2014 PSUs and 2013 PSUs would have vested on an accelerated basis.

(11)

Represents the aggregate value of 30,000 unvested 2015 Options held by Mr. Spain that would have vested on an accelerated basis if Mr. Spain terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred either sixty days prior or within one year after a change in control.

(12)	Value of 2015 Phantom Units, 2014 Phantom Units and 2013 Phantom Units by multiplying the number of accelerating RNP units by the fair market value of RNP’s common unit on December 31, 2015 ($10.60).
(13)

Represents the aggregate value of 1,251 unvested 2014 Phantom Units and 627 unvested 2013 Phantom Units held by Mr. Spain that would have vested on an accelerated basis upon Mr. Spain’s termination due to death or disability on December 31, 2015.

(14)

Represents the aggregate value of 1,251 unvested 2014 Phantom Units and 627 unvested 2013 Phantom Units held by Mr. Spain that would have vested on an accelerated basis if Mr. Spain terminated employment without cause or for good reason on December 31, 2015, in either case, such termination occurred within 60 days prior to or within eighteen months after a change in control.

(15)	Represents the executive’s annual base salary, payable over the one-year period after his termination date, plus his target annual incentive bonus.
(16)	Represents the executive’s annual base salary, payable over the one-year period after his termination date.
(17)	Represents the executive’s annual base salary plus target bonus which equals the prior year’s bonus, payable in a lump sum upon termination.
(18)

Represents the aggregate value of 20,000 unvested 2015 Phantom Units, 15,495 unvested 2014 Phantom Units and 7,748 unvested 2013 Phantom Units held by Mr. Diesch that would have vested on an accelerated basis upon Mr. Diesch’s termination due to death or disability on December 31, 2015.

(19)

Represents the aggregate value of 20,000 unvested 2015 Phantom Units, 15,495 unvested 2014 Phantom Units and 7,748 unvested 2013 Phantom Units held by Mr. Diesch that would have vested on an accelerated basis if Mr. Diesch terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred within sixty days prior to or eighteen months after a change in control.

(20)

As of December 31, 2015, no excise taxes would have been imposed by Section 4999 of the Internal Revenue Code on the relevant payments and benefits, meaning that no gross-up obligations would have applied. Accordingly, no gross-up amounts are included in these figures.

(21)

Represents the executive’s annual base salary plus target bonus which equals 40% of executive’s annual salary, payable over the one-year period after his termination date (or, if his termination date precedes a change in control, over the one-year period after the change in control).

(22)

Represents the aggregate value of 1,477 unvested 2013 RSUs and 15,744 unvested 2013 PSUs held by Mr. Herold that would have vested on an accelerated basis upon Mr. Herold’s termination due to death or disability on December 31, 2015. We have assumed for purposes of this calculation that we achieved target performance with respect to the 2013 PSUs on December 31, 2015.

(23)

Represents the aggregate value of 1,477 unvested 2013 RSUs that would have vested on an accelerated basis if Mr. Herold terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred within 60 days prior to or eighteen months after a change in control of us. The 2014 PSUs and 2013 PSUs would be deemed attained based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2014 PSUs and 2013 PSUs had not been attained as of December 31, 2015, and, accordingly, none of the unvested 2014 PSUs and 2013 PSUs would have vested on an accelerated basis.

(24)

Represents the aggregate value of 30,000 unvested 2015 Options held by Mr. Herold that would have vested on an accelerated basis if Mr. Herold terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred either sixty days prior or within one year after a change in control.

(25)

Represents the aggregate value of 2,867 unvested 2014 Phantom Units and 1,434 unvested 2013 Phantom Units held by Mr. Herold that would have vested on an accelerated basis upon Mr. Herold’s termination due to death or disability on December 31, 2015.

(26)

Represents the aggregate value of 2,867 unvested 2014 Phantom Units and 1,434 unvested 2013 Phantom Units held by Mr. Herold that would have vested on an accelerated basis if Mr. Herold terminated employment without cause or for good reason on December 31, 2015, in either case, such termination occurred within 60 days prior to or within eighteen months after a change in control.

(27)

Represents the aggregate value of 1,596 unvested 2013 RSUs and 17,021 unvested 2013 PSUs held by Mr. Morris that would have vested on an accelerated basis upon Mr. Morris’ termination due to death or disability on December 31, 2015. We have assumed for purposes of this calculation that we achieved target performance with respect to the 2013 PSUs on December 31, 2015.

(28)

Represents the aggregate value of 1,596 unvested 2013 RSUs that would have vested on an accelerated basis if Mr. Morris terminated employment without cause or for good reason on December 31, 2015 and, in either case, such termination occurred within 60 days prior to or eighteen months after a change in control of us. The 2014 PSUs and 2013 PSUs would be deemed attained based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2014 PSUs and 2013 PSUs had not been attained as of December 31, 2015, and, accordingly, none of the unvested 2014 PSUs and 2013 PSUs would have vested on an accelerated basis.

(29)

Represents the aggregate value of 3,099 unvested 2014 Phantom Units and 1,550 unvested 2013 Phantom Units held by Mr. Morris that would have vested on an accelerated basis upon Mr. Morris’ termination due to death or disability on December 31, 2015.

(30)

Represents the aggregate value of 3,099 unvested 2014 Phantom Units and 1,550 unvested 2013 Phantom Units held by Mr. Morris that would have vested on an accelerated basis if Mr. Morris terminated employment without cause or for good reason on December 31, 2015, in either case, such termination occurred within 60 days prior to or within eighteen months after a change in control.

Director Compensation

The following table sets forth compensation information with respect to our non-employee directors during 2015.

Name	Fees Earned	Stock Awards (1) (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael S. Burke	$32,500	$75,168	$—	$—	$—	$—	$107,668
General Wesley K. Clark	$23,750	$75,168	$—	$—	$—	$—	$98,918
Patrick Fleury (4)	$—	$—	$—	$—	$—	$—	$—
Patrick J. Moore (4) (5)	$—	$—	$—	$—	$—	$—	$—
Douglas I. Ostrover (4) (5)	$—	$—	$—	$—	$—	$—	$—
Ronald M. Sega	$25,000	$75,168	$—	$—	$—	$—	$100,168
Edward M. Stern	$35,000	$75,168	$—	$—	$—	$—	$110,168
Halbert S. Washburn	$40,000	$75,168	$—	$—	$—	$—	$115,168
John A. Williams	$26,250	$75,168	$—	$—	$—	$—	$101,418

(1)

Amounts reflect the full grant-date fair value of the 2015 stock grants and 2015 restricted stock unit awards, calculated in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all awards made to non-employee directors in Note 20 to our consolidated financial statements in Part II—Item 8 “Financial Statements and Supplementary Data” to this Annual Report.

(2)	The number of RSUs held by each of Messrs. Burke, Clark, Sega, Stern, Washburn and Williams as of December 31, 2015 was 2,160.
(3)	The options held by Messrs. Burke, Sega, Stern, Washburn and Williams as of December 31, 2015 covered 2,849, 2,849, 2,150, 2,849 and 2,849 shares, respectively.
(4)	Messrs. Fleury, Moore and Ostrover elected not to be compensated for their participation on the board of Rentech.
(5)	Mr. Moore ceased to serve on the Board in April 2015, and Mr. Ostrover in August 2015.

Directors who are our employees do not receive additional compensation for their services on the Board.

Director Compensation Program

For the first six months of 2015, non-employee directors received no cash compensation for their services on our Board; instead pursuant to Rentech’s director compensation program, all annual retainer fees and committee fees were paid to our non-employee directors in the form of restricted stock or deferred stock units. For the second six months of 2015, the non-employee directors received a mix of equity awards and cash retainers for their service.

Under the current director compensation program, each newly elected non-employee member of our Board is granted a fully-vested option to purchase 2,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant and a term of five years following the date of grant. Each non-employee director serving immediately following our annual meeting of shareholders also is granted (i) a number of shares of our fully vested common stock obtained by dividing $50,000 by the fair market value of our common stock on the date of grant, rounded up to the nearest 100 shares, and (ii) an RSU obtained by dividing $25,000 by the fair market value of our common stock on the date of grant, rounded up to the nearest 100 shares, vesting on the earlier of the one year anniversary of the date of grant and our annual meeting of shareholders, subject to the director’s continued service on our Board through such date.

Each director also receives annual cash retainers for chairing or participating on committees of our Board and for service as a member of our Board during the applicable year (pro-rated for any partial year), as follows:

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

Compensation Committee Interlocks and Insider Participation

During 2015, the following individuals served as members of the Compensation Committee: Michael S. Burke, Edward M. Stern, and Halbert S. Washburn. None of these individuals has ever served as our officer or employee or an officer or employee of any of our subsidiaries. None of our executive officers has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also one of our directors.

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

•

The mix of various types of equity awards which have different vesting provisions that are based on a variety of factors including stock performance, accomplishment of commercial milestones and time vesting, so that no single event drives long-term compensation;

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
•

We have adopted a clawback policy pursuant to which, in the event of an accounting restatement due to material non-compliance with any financial reporting requirements under the securities law, we will be entitled (but not required) to recoup from executive officers all cash bonuses and all contingent equity that would not have been paid if financial performance had been measured in accordance with the restated financials. This policy only applies to incentives paid or granted, as applicable, (i) within three years of the date that the accounting restatement is required and (ii) on or after January 1, 2013; and

•

We have adopted stock ownership guidelines for our executives officers and non-employee directors, pursuant to which they must accumulate and hold equity of the Company valued at three times (3x) (or six times (6x) in the case of our Chief Executive Officer) their annual base salary (with respect to our executive officers) or their annual cash retainer (with respect to our non-employee directors) within the earlier of (i) five years after the adoption of these guidelines or (ii) five years after becoming an executive officer of the Company (with respect to our executive officers) or five years after joining our Board (with respect to our non-employee directors). If, after the five year period set forth above, an individual fails to satisfy the above ownership requirements, then he or she will be required to retain 100% of any of our shares acquired through stock option exercise or vesting of any performance stock units, restricted stock units and restricted stock awards (net of shares sold or withheld to satisfy taxes and, in the case of stock options, the exercise price) until such time that he or she meets the ownership requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 29, 2016 by (i) all owners of record or those who are known to us to beneficially own more than 5% of the issued and outstanding shares of our common stock, (ii) each director and named executive officer, or NEO, identified in the tables under Item 11 “Executive Compensation,” and (iii) by all executive officers and directors as a group:

Directors and Named Executive Officers (1) (2) (3) Listed in alphabetical order	Amount and Nature of Beneficially Ownership (4)	Percentage of Class (5)
Michael S. Burke	48,127	*
General Wesley K. Clark	25,840	*
Dan J. Cohrs (6)	132,304	*
John H. Diesch	70,865	*
Patrick Fleury	—	*
Keith B. Forman	32,762	*
Joseph V. Herold	8,503	*
Colin M. Morris	83,271	*
Ronald M. Sega	44,637	*
Jeffrey R. Spain	33,496	*
Edward M. Stern	51,368	*
Halbert S. Washburn	44,747	*
John A. Williams	14,065	*
All directors and executive officers as a group (12 persons)	457,681	*

Beneficial Owners of More than 5%	Amount and Nature of Beneficially Ownership	Percentage of Class
Funds affiliated with GSO Capital Partners LP (7)	4,504,504	16.4
Ariel Investments, LLC (8)	3,308,289	14.4
Trishield Capital Management LLC (9)	1,547,692	6.7

*	Less than 1%
(1)

Except as otherwise noted and subject to applicable community property laws, each shareholder has sole or shared voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 10877 Wilshire Blvd., 10th Floor, Los Angeles, CA 90024.

(2)

If a person has the right to acquire shares of common stock subject to options, time-vesting restricted stock units, or RSUs, or other convertible or exercisable securities within 60 days of February 29, 2016, then such shares (including certain RSUs that are fully vested but will not be yet paid out until the earlier of the recipient’s termination and three years from the applicable award date, subject to any required payment delays arising under applicable tax laws) are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock that may be acquired within 60 days of February 29, 2016 and are included in the table above:

•	Michael S. Burke — 2,849 under options;
•	Dan J. Cohrs — 44,259 under options;
•	John H. Diesch — 22,008 under options;
•	Keith B. Forman — 27,562 under options;
•	Joseph V. Herold — 5,375 under options;
•	Colin M. Morris — 25,771 under options;
•	Ronald M. Sega — 2,849 under options;
•	Jeffrey R. Spain — 8,063 under options;
•	Edward M. Stern — 2,150 under options;
•	Halbert S. Washburn — 2,849 under options;
•	John A. Williams — 2,849 under options; and
•	all directors and executive officers as a group — 102,325 under options.
(3)	The Security Ownership table above does not include the following:

(A) Performance-vesting restricted stock units, or PSUs, granted during the year ended December 31, 2014 and held by our NEOs that vest over a four year period based on the level of total shareholder return over such period (the numbers below represent the target number of PSUs that may be issued to the NEOs):

•	Keith B. Forman — 100,827 PSUs;
•	Joseph V. Herold — 17,094 PSUs;
•	Colin M. Morris — 18,480 PSUs; and
•	Jeffrey R. Spain — 7,066 PSUs.

PSUs, granted prior to January 1, 2014 and held by our NEOs that vest over a three year period based on the level of total shareholder return over such period (the numbers below represent the target number of PSUs that may be issued to the NEOs):

•	Joseph V. Herold— 15,744 PSUs;
•	Colin M. Morris — 17,021 PSUs; and
•	Jeffrey R. Spain — 4,009 PSUs.

(B) unvested RSUs and/or options that will vest assuming the continued employment of the officer or director beyond each applicable vesting date:

•	Michael S. Burke — 2,160 RSUs;
•	General Wesley K. Clark — 2,160 RSUs;
•	Keith B. Forman — 482,687 under options;
•	Joseph V. Herold — 30,000 under options and 1,477 RSUs;
•	Colin M. Morris — 1,596 RSUs;
•	Ronald M. Sega — 2,160 RSUs;
•	Jeffrey R. Spain — 30,000 under options and 1,450 RSUs;
•	Edward M. Stern — 2,160 RSUs;
•	Halbert S. Washburn — 2,160 RSUs; and

•	John A. Williams — 2,160 RSUs.
(4)	Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the SEC.
(5)	Based on 23,034,371 shares of common stock outstanding as of February 29, 2016.
(6)	As of December 18, 2015, Mr. Cohrs’ last day of employment with Rentech.
(7)

Based on information in a Schedule 13D filed with the SEC on August 28, 2015 by GSO Cactus Credit Opportunities Fund LP (“GSO Cactus”), Steamboat Credit Opportunities Master Fund LP (“Steamboat”), GSO Coastline Credit Partners LP (“GSO Coastline”), GSO Aiguille des Grands Montets Fund II LP (“GSO Aiguille”), GSO Special Situations Fund LP (“GSO SSF”), GSO Special Situations Overseas Master Fund Ltd. (“GSO SSOMF”), GSO Palmetto Opportunistic Investment Partners LP (“GSO Palmetto”), GSO Credit A-Partners LP, (“GSO Credit”) (collectively, “GSO Funds”);  GSO Palmetto Opportunistic Associates LLC (“GSO Palmetto OA”), GSO Credit-A Associates LLC (“GSO Credit-A”), GSO Holdings I L.L.C. (“GSO Holdings I”), GSO Capital Partners LP (“GSO Capital Patners LP”) (collectively, with GSO Funds, “GSO Entities”); Bennett J. Goodman and J. Albert Smith III (collectively, the “GSO Executives”); GSO Advisor Holdings L.L.C. (“GSO Advisor”), Blackstone Holdings I L.P. (“Blackstone Holdings I”), Blackstone Holdings I/II GP Inc. (“Blackstone Holdings I/II”), The Blackstone Group L.P. (“Blackstone Group L.P.”) and Blackstone Group Management L.L.C. (“Blackstone Group LLC”) (collectively, the “Blackstone Entitites”); and Stephen A. Schwarzman. GSO Cactus directly holds 9,885.3043 shares of Series E Preferred Stock convertible into approximately 445,283 shares of Common Stock, Steamboat directly holds 3,840.2958 shares of Series E Preferred Stock convertible into approximately 172,986 shares of Common Stock, GSO Coastline directly holds 3,843.1304 shares of Series E Preferred Stock convertible into approximately 173,113 shares of Common Stock, GSO Aiguille directly holds 12,991.4871 shares of Series E Preferred Stock convertible into approximately 585,202 shares of Common Stock, GSO Palmetto directly holds 6,666.6667 shares of Series E Preferred Stock convertible into approximately 300,300 shares of Common Stock, GSO Credit directly holds 16,121.7415 shares of Series E Preferred Stock convertible into approximately 726,204 shares of Common Stock, GSO SSF directly holds 28,751.3742 shares of Series E Preferred Stock convertible into approximately 1,295,106 shares of Common Stock and GSO SSOMF directly holds 17,900.0000 shares of Series E Preferred Stock convertible into approximately 806,306 shares of Common Stock. GSO Palmetto OA is the general partner of GSO Palmetto. GSO Credit-A is the general partner of GSO Credit. GSO Holdings I is the managing member of each of GSO Palmetto OA and GSO Credit-A and other affiliated entities. GSO Capital Partners LP serves as the investment manager of each of GSO Cactus, Steamboat, GSO Coastline, GSO Aiguille, GSO SSF and GSO SSOMF and other affiliated entities. GSO Advisor is the general partner of GSO Capital Partners LP. Blackstone Holdings I is the managing member of each of GSO Holdings I and GSO Advisor. Blackstone Holdings I/II is the general partner of Blackstone Holdings I. Blackstone Group L.P. is the controlling shareholder of Blackstone Holdings I/II. Blackstone Group LLC is the general partner of Blackstone Group L.P. Blackstone Group LLC is wholly owned by its senior managing directors and controlled by its founder, Stephen A. Schwarzman. In addition, each of Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover may be deemed to have shared voting power and/or investment power with respect to the securities held by the GSO Funds. Each of such GSO Persons (other than each of GSO Cactus, Steamboat, GSO Coastline, GSO Aiguille, GSO Palmetto, GSO Credit, GSO SSF and GSO SSOMF (together, the “GSO Partnerships”) to the extent of their respective direct holdings) may be deemed to beneficially own the shares beneficially owned by the GSO Partnerships directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such shares. The principal business address of each of the GSO Entities and GSO Executives is c/o GSO Capital Partners LP, 345 Park Avenue, New York, New York 10154. The principal business address of each of the Blackstone Entities and Mr. Schwarzman is c/o The Blackstone Group, 345 Park Avenue, New York, New York 10154.

(8)

Based on information in a Schedule 13G filed by Ariel Investments, LLC, or Ariel, with the SEC on February 12, 2016 for its holdings as of December 31, 2015, Ariel reported that it has sole power to vote 2,400,137 shares, and that it has the sole power to dispose of all 3,308,289 of its shares. Ariel’s principal business office address is 200 East Randolph Drive, Suite 2900, Chicago, IL 60601.

(9)

Based on information in a Schedule 13G filed by Trishield Capital Management LLC, Trishield Special Situations Master Fund Ltd. (together “Trishield”) and their principals with the SEC on February 12, 2016, for its holdings as of December 31, 2015. Trishield and its principals reported that they were beneficial owners of 1,547,692 shares, with no sole power to vote or sell the shares, but shared voting power and power to dispose. Trishield’s principal business office address is  540 Madison Avenue, 14th Floor, New York, New York 10022.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in common (a)) (c)
Equity compensation plans approved by security holders	1,415,000	$3.92	899,000
Equity compensation plans not approved by security holders	312,000	$4.37	—
Total	1,727,000	$4.00	899,000

The equity securities issued as compensation under shareholder approved compensation plans consist of stock options, time-based RSUs and performance-based RSUs. The equity securities issued as compensation without shareholder approval consist of stock options, time-based RSUs and performance-based RSUs. The stock options have exercise prices equal to the fair market value of our common stock, as reported by the NYSE MKT (prior to August 13, 2013) or the NASDAQ Stock Market (on or after August 13, 2013), as of the date the securities were granted. The options may be exercised for a term ranging from five to ten years after the date they were granted.

Ownership of Common Units of RNP

On July 17, 2015, Mr. Burke was granted 890 phantom units of RNP. Such phantom units will vest on July 17, 2016, subject to Mr. Burke’s continued service through the vesting date. In addition, on July 17, 2015, Mr. Burke was granted 1,780 RNP common units.

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

On August 9, 2015, we entered into the Waiver with certain funds managed by or affiliated with GSO Capital, which beneficially own approximately 16.4% of our common stock on an as-converted basis as of February 29, 2016. See “Note 15 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report for further information. These transactions were approved by our Board, including all of the members of the Audit Committee, with Mr. Fleury abstaining from the approval.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed and expected to be billed for audit fees, audit-related fees, tax fees and other services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and 2014.

	For the Years Ended December 31,
	2015	2014
Audit Fees (1)	$2,845,290	$2,418,600
Audit-Related Fees (2)	—	41,000
Tax Fees (3)	297,000	497,800
All Other Fees	—	—
Total	$3,142,290	$2,957,400

(1)

Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of Rentech’s and RNP’s consolidated financial statements for the years ended December 31, 2015 and 2014, and for the audit of Rentech’s and RNP’s internal control over financial reporting and reviews of the financial statements included in Rentech’s and RNP’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit for the years ended December 31, 2015 and 2014.

(2)

Represents fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s consolidated financial statements, and are not reported as Audit Fees.

(3)

Represents the aggregate fees billed and expected to be billed for Rentech’s 2015 and 2014 tax return and tax consultation regarding various issues including property and sales tax issues, and research and development credits.

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

2.3

Agreement and Plan of Merger by and Among CVR Partners, LP, Lux Merger Sub 1 LLC, Lux Merger Sub 2 LLC, Rentech Nitrogen Partners, L.P. and Rentech Nitrogen GP, LLC dated as of August 9, 2015 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

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

3.8

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

10.25**	Second Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 5, 2013).

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

10.47**

Employment Agreement, entered into as of December 30, 2014 and effective as of December 9, 2014, by and between Rentech, Inc. and Keith B. Forman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by Rentech, Inc. and Rentech Nitrogen Partners, L.P. on January 6, 2015).

10.48**

Inducement Total Shareholder Return Performance Share Award entered into as of December 30, 2014 by and between Rentech, Inc. and Keith B. Forman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by Rentech, Inc. and Rentech Nitrogen Partners, L.P. on January 6, 2015).

10.49**

Inducement Stock Option Grant Notice and Stock Option Agreement entered into as of December 30, 2014 by and between Rentech, Inc. and Keith B. Forman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by Rentech, Inc. and Rentech Nitrogen Partners, L.P. on January 6, 2015).

10.50**

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

10.56

Amendment, dated as of February 25, 2015, to the Agreement for Sale and Purchase of Biomass, dated May 1, 2013, between Drax Power Limited and RTK WP Canada, ULC (incorporated by reference to Exhibit 10.6 to Current Report on Form 10-Q filed by Rentech, Inc. on May 11, 2015).

10.57

Amendment, dated as of August 7, 2015, to the Agreement for Sale and Purchase of Biomass, dated May 1, 2013, between Drax Power Limited and RTK WP Canada, ULC (incorporated by reference to Exhibit 10.1 to Current Report on Form 10-Q filed by Rentech, Inc. on August 10, 2015).

10.58

Voting and Support Agreement by and between CVR Partners, LP, Rentech Inc., Rentech Nitrogen Holdings, Inc. and DSHC, LLC dated as of August 9, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.59

Transaction Agreement by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech Inc., DSHC, LLC and Rentech Nitrogen Holdings, Inc. dated as of August 9, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.60

Waiver and Amendment of Certain Loan and Equity Documents, dated as of August 9, 2015, by Rentech Inc. and Rentech Nitrogen Holdings, Inc. (incorporated by reference to Exhibit T to the Schedule 13D/A filed by GSO Capital with the SEC on August 11, 2015).

10.61

Registration Rights Agreement by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech Nitrogen Holdings, Inc. and DSHC, LLC, dated as of August 9, 2015 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed by Rentech on December 15, 2008).

18.1	Preferability Letter of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q filed by Rentech on November 9, 2015).

21	Subsidiaries of Rentech, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language, or XBRL, includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, detailed tagged.

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

Rentech, INC .

/s/ Keith B. Forman
Keith B. Forman,
Chief Executive Officer and President

Date: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Keith B. Forman
Keith B. Forman,
Chief Executive Officer, President and Director (principal executive officer)

Date: March 15, 2016

/s/ Jeffrey R. Spain
Jeffrey R. Spain,
Chief Financial Officer (principal financial officer)

Date: March 15, 2016

/s/ Bruce Gonzalez
Bruce Gonzalez,
Vice President, Corporate Controller (principal accounting officer)

Date: March 15, 2016

/s/ Michael S. Burke
Michael S. Burke,
Director

Date: March 15, 2016

/s/ Wesley K. Clark
Wesley K. Clark,
Director

Date: March 15, 2016

/s/ Patrick Fleury
Patrick Fleury,
Director

Date: March 15, 2016

/s/ Ronald M. Sega
Ronald M. Sega,
Director

Date: March 15, 2016

/s/ Edward M. Stern
Edward M. Stern,
Director

Date: March 15, 2016

/s/ Halbert S. Washburn
Halbert S. Washburn,
Chairman and Director

Date: March 15, 2016

/s/ John A. Williams
John A. Williams,
Director

Date: March 15, 2016