Form 10-Q
period 2016-03-31
RENTECH, INC.
filed 2016-05-10
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the Registrant’s common stock outstanding as of April 29, 2016 was 23,042,798.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$17,227	$33,119
Accounts receivable, including unbilled revenue	13,838	9,495
Inventories	26,272	23,771
Prepaid expenses and other current assets	3,349	3,784
Other receivables, net	7,020	3,106
Assets of discontinued operations	62,685	63,854
Total current assets	130,391	137,129
Property, plant and equipment, net	247,055	240,700
Construction in progress	6,341	4,240
Other assets
Goodwill	40,255	40,255
Intangible assets	35,249	36,084
Deposits and other assets	4,483	4,457
Property held for sale	2,359	2,359
Assets of discontinued operations	188,431	185,067
Total other assets	270,777	268,222
Total assets	$654,564	$650,291
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$13,249	$12,266
Accrued payroll and benefits	5,211	5,340
Accrued liabilities	17,496	18,675
Deferred revenue	1,904	1,401
Current portion of long term debt	59,219	18,744
Accrued interest	347	337
Other	2,247	2,554
Liabilities of discontinued operations	49,382	54,052
Total current liabilities	149,055	113,369
Long-term liabilities
Debt	118,263	157,268
Earn-out consideration	933	871
Asset retirement obligation	228	223
Deferred income taxes	7,531	7,301
Other	1,541	1,675
Liabilities of discontinued operations	363,423	354,164
Total long-term liabilities	491,919	521,502
Total liabilities	640,974	634,871
Commitments and contingencies (Note 9)
Mezzanine equity
Series E convertible preferred stock: $10 par value; 100,000 shares authorized, issued and outstanding; 4.5% dividend rate	96,035	95,840
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,043 and 23,033 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	230	230
Additional paid-in capital	543,024	543,724
Accumulated deficit	(540,831)	(531,971)
Accumulated other comprehensive loss	(19,720)	(27,204)
Total Rentech stockholders' deficit	(17,297)	(15,221)
Noncontrolling interests	(65,148)	(65,199)
Total deficit	(82,445)	(80,420)
Total liabilities and stockholders' deficit	$654,564	$650,291

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues
Product sales	$23,316	$19,832
Service revenues	16,621	16,604
Total revenues	39,937	36,436
Cost of sales
Product	26,503	17,580
Service	13,303	13,330
Total cost of sales	39,806	30,910
Gross profit	131	5,526
Operating expenses
Selling, general and administrative expense	9,114	10,968
Depreciation and amortization	1,008	1,445
Other expense, net	13	—
Total operating expenses	10,135	12,413
Operating loss	(10,004)	(6,887)
Other expense, net
Interest expense	(3,572)	(889)
Other income (expense), net	146	(113)
Total other expenses, net	(3,426)	(1,002)
Loss from continuing operations before income taxes and equity in loss of investee	(13,430)	(7,889)
Income tax benefit	(2,402)	(1,865)
Loss from continuing operations before equity in loss of investee	(11,028)	(6,024)
Equity in loss of investee	—	15
Loss from continuing operations	(11,028)	(6,039)
Income from discontinued operations, net of tax	5,574	6,085
Net income (loss)	(5,454)	46
Net income attributable to noncontrolling interests	(3,406)	(3,675)
Preferred stock dividends	(1,320)	(1,320)
Net loss attributable to Rentech common shareholders	$(10,180)	$(4,949)
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(0.54)	$(0.32)
Discontinued operations	$0.10	$0.10
Net loss	$(0.44)	$(0.22)
Diluted:
Continuing operations	$(0.54)	$(0.32)
Discontinued operations	$0.10	$0.10
Net loss	$(0.44)	$(0.22)
Weighted-average shares used to compute net income (loss) per common share:
Basic	23,036	22,936
Diluted	23,036	22,936

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net income (loss)	$(5,454)	$46
Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	—	4
Foreign currency translation	7,484	(9,302)
Other comprehensive income (loss)	7,484	(9,298)
Comprehensive income (loss)	2,030	(9,252)
Less: net income attributable to noncontrolling interests	(3,406)	(3,675)
Less: other comprehensive (income) loss attributable to noncontrolling interests	—	(2)
Comprehensive loss attributable to Rentech	$(1,376)	$(12,929)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

					Accumulated	Total
			Additional		Other	Rentech		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
	(Unaudited)
Balance, December 31, 2014	229,308	$2,293	$543,091	$(417,349)	$(7,302)	$120,733	$3,102	$123,835
Common stock issued for stock options exercised	118	1	4	—	—	5	—	5
Dividends - preferred stock	—	—	(1,320)	—	—	(1,320)	—	(1,320)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,763)	(4,763)
Equity-based compensation expense	—	—	1,029	—	—	1,029	131	1,160
Restricted stock units	1	—	(1)	—	—	(1)	—	(1)
Net income (loss)	—	—	—	(3,629)	—	(3,629)	3,675	46
Other comprehensive income (loss)	—	—	—	—	(9,300)	(9,300)	2	(9,298)
Other	—	—	—	(2)	—	(2)	—	(2)
Balance, March 31, 2015	229,427	$2,294	$542,803	$(420,980)	$(16,602)	$107,515	$2,147	$109,662

Balance, December 31, 2015	23,033	$230	$543,724	$(531,971)	$(27,204)	$(15,221)	$(65,199)	$(80,420)
Dividends - preferred stock	—	—	(1,320)	—	—	(1,320)	—	(1,320)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,345)	(3,345)
Equity-based compensation expense	—	—	619	—	—	619	—	619
Restricted stock units	10	—	(15)	—	—	(15)	—	(15)
Net income (loss)	—	—	—	(8,860)	—	(8,860)	3,406	(5,454)
Other comprehensive income (loss)	—	—	—	—	7,484	7,484	—	7,484
Other	—	—	16	—	—	16	(10)	6
Balance, March 31, 2016	23,043	$230	$543,024	$(540,831)	$(19,720)	$(17,297)	$(65,148)	$(82,445)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(5,454)	$46
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(5,574)	(6,085)
Depreciation and amortization	6,111	4,680
Deferred income tax benefit	230	—
Utilization of spare parts	202	215
Write-down of inventory	5,062	17
Non-cash interest expense	120	(193)
Equity-based compensation	469	833
Other	(323)	(17)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(4,145)	2,372
Other receivables	(3,803)	1,520
Inventories	(7,396)	(3,123)
Prepaid expenses and other current assets	539	561
Accounts payable	858	1,832
Deferred revenue	501	24
Accrued interest	2	642
Accrued liabilities, accrued payroll and other	(2,242)	(641)
Cash provided by (used in) operating activities of continuing operations	(14,843)	2,683
Cash provided by operating activities of discontinued operations	19,594	19,017
Net cash provided by operating activities	4,751	21,700
Cash flows from investing activities
Capital expenditures	(5,799)	(19,708)
Payment for acquisitions, net of cash received	—	(7,214)
Other items	2	(1)
Cash used in investing activities of continuing operations	(5,797)	(26,923)
Cash used in investing activities of discontinued operations	(8,184)	(10,359)
Net cash used in investing activities	(13,981)	(37,282)
Cash flows from financing activities
Proceeds from debt and credit facilities	17,971	39,244
Payments and retirement of debt	(3,826)	(4,954)
Payment of earn-out consideration	—	(3,840)
Distributions to noncontrolling interests	(3,345)	(4,763)
Other	15	(522)
Net cash provided by financing activities	10,815	25,165
Effect of exchange rate on cash	473	(31)
Increase in cash	2,058	9,552
Cash, beginning of period	48,941	44,195
Cash, end of period	50,999	53,747
Cash from discontinued operations, end of period	33,772	32,407
Cash from continuing operations, end of period	$17,227	$21,340

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$8,416	$15,123
Sale of Pasadena Facility	34,796	—
Increase in other assets from sale of Pasadena Facility	6,295	—
Fair value of assets in acquisition	—	7,241
Fair value of liabilities assumed in acquisition	—	27
Increase in QS Construction Facility obligation	56	5,850
Accrued dividends on preferred stock	1,125	1,125

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of March 31, 2016, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016 (the “Annual Report”).

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

Sale and Merger - Discontinued Operations

On March 14, 2016, Rentech Nitrogen Partners, L.P., a majority owned subsidiary of which the Company owned approximately 60% (“RNP”), completed the sale of Rentech Nitrogen Pasadena Holdings, LLC (“Pasadena Holdings”), the owner of a fertilizer facility in Pasadena, Texas (the “Pasadena Facility”), to Interoceanic Corporation (“IOC”) (the “Pasadena Sale”). The transaction included an initial cash payment to RNP of $5.0 million, which resulted in a distribution to the Company of $2.6 million. The transaction also provides a cash working capital adjustment, which is expected to be approximately $6.0 million of which the Company would receive $3.5 million, after confirmation of the amount within ninety days of the closing of the transaction. The estimated loss on sale of $0.8 million is recorded in discontinued operations. The purchase agreement also includes an earn-out which would be paid to former RNP unitholders as of the closing of the Merger (defined below) equal to 50% of the Pasadena Facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years. The Company did not include the earn-out in the loss on sale calculation as it represents a gain contingency.

On April 1, 2016, RNP completed the previously announced transactions contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the “Merger Agreement”) under which RNP and Rentech Nitrogen GP, LLC (the “General Partner”) merged with affiliates of CVR Partners, L.P. (“CVR”), and RNP ceased to be a publicly traded company and became a wholly-owned subsidiary of CVR (the “Merger”). Pursuant to the Merger Agreement, each outstanding unit of RNP was exchanged for 1.04 common units of CVR (“CVR Common Units”) and $2.57 of cash. The Company received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. The Company used 17.0 million CVR Common Units received in the Merger and $10.0 million of cash to: (i) repurchase and retire all $100 million of the Company’s Series E Convertible Preferred Stock, par value $10.00 per share (the “Preferred Stock”) held by certain funds managed by or affiliated with GSO Capital Partners LP (the “GSO Funds”) and (ii) repay approximately $41.7 million of debt under the Company’s credit agreement with the GSO Funds (as amended from time to time, the “GSO Credit Agreement”). As of April 1, 2016, and after accounting for the transactions with the GSO Funds, the Company owned approximately 7.2 million CVR Common Units.

The investment in CVR will be accounted for under the equity method of accounting. The Company estimates the book gain on sale of RNP to be $600 million, with the amount of gain allocated to noncontrolling interests to be $240 million. The estimated gain is comprised of $100 million of cash proceeds and CVR Common Units valued at $340 million, based on CVR’s closing price on March 31, 2016 of $8.36 per unit, compared to RNP’s net book value, excluding Pasadena Holdings, of negative $160 million as of March 31, 2016. The Company is still calculating impact of gain on its taxes. See Note 8 — Debt and Preferred Stock for further information regarding the Company’s transactions with the GSO Funds.

Upon completion of the Pasadena Sale, the Pasadena Facility met the accounting criteria for discontinued operations. Upon entering into the Merger Agreement, RNP’s operations at its fertilizer facility in East Dubuque, Illinois (the “East Dubuque Facility”) met the accounting criteria for discontinued operations. Accordingly, the Company has presented its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect RNP as discontinued operations, excluding certain corporate expenses that the Company expects to incur on an on-going basis which were previously allocated to RNP. See Note 3 — Discontinued Operations.

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB approved a one-year deferral of the effective date making the guidance effective for interim and annual reporting periods beginning after December 15, 2017. In addition, the FASB will continue to permit entities to early adopt the guidance for annual periods beginning on or after December 15, 2016. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this guidance did not have any impact on the Company’s consolidated financial position, results of operations and disclosures.

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

In November 2014, the FASB issued guidance on hybrid financial instruments. The guidance does not change the current criteria for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The guidance clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance did not have any impact on the Company’s consolidated financial position, results of operations and disclosures.

In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has not historically reported any extraordinary items. The adoption of this guidance did not have any impact on the Company’s consolidated financial position, results of operations and disclosures.

In February 2015, the FASB issued guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance did not have any impact on the Company’s consolidated financial position, results of operations and disclosures.

In April 2015, the FASB issued guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted the provisions of this guidance in the first quarter of 2016 and applied the provisions prospectively. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations and disclosures.

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

In September 2015, the FASB issued guidance that simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by requiring the acquirer to (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, (ii) record, in the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance did not have any impact on the Company’s consolidated financial position, results of operations and disclosures.

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

In March 2016, the FASB issued guidance that requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain conditions are met. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosure.

Note 3 — Discontinued Operations

The completed Merger represents a strategic shift that will have a major effect on Rentech’s operations and financial results. As a result of the Merger Agreement and the Pasadena Sale, the Company has classified its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect RNP, excluding certain corporate expenses that the Company expects to continue on an on-going basis, which were previously allocated to RNP, as discontinued operations. Prior to the Merger Agreement, the Company reflected RNP in its reports as the East Dubuque business segment, the Pasadena business segment, and unallocated partnership items.

The Company’s consolidated balance sheets and consolidated statements of operations for all periods presented in this report also reflect the Energy Technologies segment as discontinued operations. On March 18, 2016, the Company completed the sale of the property that housed its product demonstration unit (“PDU”) in Colorado for $3.0 million. The preliminary loss recorded for the three months ended March 31, 2016 was $0.4 million. The Company is required to remit 50% of the net proceeds from the property sale to Sunshine Kaidi New Energy Group Co., Ltd. (“Kaidi”) by July 16, 2016.  In 2014, Kaidi acquired the Company’s alternative energy technologies, certain pieces of equipment at the PDU and a right to 50% of the proceeds from the future sale of the property, net of the Company’s carrying and transaction costs for the property.

In the consolidated statements of cash flows, the cash flows of discontinued operations are separately classified or aggregated under operating and investing activities.

All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

The following table summarizes the components of assets and liabilities of discontinued operations.

	As of March 31, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Cash	$33,772	$—	$33,772
Accounts receivable	8,941	—	8,941
Inventories	11,955	—	11,955
Prepaid expenses and other current assets	1,833	85	1,918
Other receivables	6,099	—	6,099
Total current assets	$62,600	$85	$62,685
Property held for sale	$158,806	$—	$158,806
Construction in progress	29,615	—	29,615
Other assets	—	10	10
Total other assets	$188,421	$10	$188,431
Total assets	$251,021	$95	$251,116
Accounts payable	$6,048	$291	$6,339
Accrued payroll and benefits	2,284	—	2,284
Accrued liabilities	4,955	1,372	6,327
Deferred revenues	24,485	—	24,485
Accrued interest	9,947	—	9,947
Total current liabilities	$47,719	$1,663	$49,382
Debt	$362,522	$—	$362,522
Asset retirement obligation	465	—	465
Other	436	—	436
Total long-term liabilities	$363,423	$—	$363,423
Total liabilities	$411,142	$1,663	$412,805

	As of December 31, 2015
	RNP	Energy Technologies	Total
	(in thousands)
Cash	$15,823	$—	$15,823
Accounts receivable	11,451	—	11,451
Inventories	30,354	—	30,354
Prepaid expenses and other current assets	5,746	106	5,852
Other receivables	374	—	374
Total current assets	$63,748	$106	$63,854
Property held for sale	$159,596	$1,678	$161,274
Construction in progress	23,712	—	23,712
Other assets	71	10	81
Total other assets	$183,379	$1,688	$185,067
Total assets	$247,127	$1,794	$248,921
Accounts payable	$12,022	$498	$12,520
Accrued payroll and benefits	5,746	4	5,750
Accrued liabilities	13,694	455	14,149
Deferred revenues	16,983	—	16,983
Accrued interest	4,650	—	4,650
Total current liabilities	$53,095	$957	$54,052
Debt	$347,574	$—	$347,574
Asset retirement obligation	4,498	—	4,498
Other	2,092	—	2,092
Total long-term liabilities	$354,164	$—	$354,164
Total liabilities	$407,259	$957	$408,216

The following table summarizes the results of discontinued operations.

	For the Three Months Ended March 31, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$54,347	$—	$54,347
Cost of sales	34,696	—	34,696
Gross profit	19,651	—	19,651
Operating income	14,242	163	14,405
Other expenses, net	(5,549)	50	(5,499)
Income before income taxes	8,693	113	8,806
Income tax expense	3,191	41	3,232
Net income	5,502	72	5,574
Net income attributable to noncontrolling interests	3,222	—	3,222
Net income attributable to Rentech common shareholders	$2,280	$72	$2,352

Net income attributable to Rentech common shareholders	$2,280	$72	$2,352
Net income attributable to noncontrolling interests	3,222	—	3,222
Income from discontinued operations, net of tax	$5,502	$72	$5,574

	For the Three Months Ended March 31, 2015
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$69,174	$56	$69,230
Cost of sales	50,391	50	50,441
Gross profit	18,783	6	18,789
Operating income (loss)	14,821	(147)	14,674
Other expenses, net	(5,031)	—	(5,031)
Income (loss) before income taxes	9,790	(147)	9,643
Income tax (benefit) expense	3,612	(54)	3,558
Net income (loss)	6,178	(93)	6,085
Net income attributable to noncontrolling interests	3,604	—	3,604
Net income (loss) attributable to Rentech common shareholders	$2,574	$(93)	$2,481

Net income (loss) attributable to Rentech common shareholders	$2,574	$(93)	$2,481
Net income attributable to noncontrolling interests	3,604	—	3,604
Income (loss) from discontinued operations, net of tax	$6,178	$(93)	$6,085

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

The following table presents the financial instruments that were accounted for at fair value by level as of March 31, 2016 and December 31, 2015.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration - March 31, 2016	$—	$—	$933
Earn-out consideration - December 31, 2015	—	—	871

The following table presents the fair value and carrying value of the Company’s borrowings as of March 31, 2016.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$46,746	$—	$48,896
NEWP debt	—	15,270	—	15,441
GSO Credit Agreement	—	95,000	—	91,982

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2015.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$46,840	$—	$48,150
NEWP debt	—	15,964	—	16,203
GSO Credit Agreement	—	95,000	—	91,733

Earn-out Consideration

At March 31, 2016, the earn-out consideration was $0.9 million relating to the Atikokan Facility, as defined in “Note 7 — Property, Plant and Equipment”. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Facility, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers in the Atikokan Facility of $0.9 million, which will be repayable from any earn-out consideration. The collectability of the loan is tied to the amount of earn-out consideration the sellers receive from the Company.

A reconciliation of the change in the carrying value of the earn-out consideration during 2016 is as follows:

Atikokan
(in thousands)
Balance at December 31, 2015	$871
Add: Unrealized loss on foreign currency translation	62
Balance at March 31, 2016	$933

A reconciliation of the change in the carrying value of the earn-out consideration during 2015 is as follows:

	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$1,295	$5,000	$6,295
Less: Earn-out consideration payment	—	(5,000)	(5,000)
Add: Unrealized gain on foreign currency translation	(111)	—	(111)
Balance at March 31, 2015	$1,184	$—	$1,184

Debt Valuation

The Fulghum debt and NEWP debt are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

The GSO Credit Agreement is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. The Company concluded that the carrying value, before the discount, of the GSO Credit Agreement approximated the fair value of such loan as of March 31, 2016 and December 31, 2015 based on its floating interest rate and the Company’s assessment that the fixed-rate margins are still at market.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three months ended March 31, 2016 and 2015.

Note 5 — Derivative Instruments

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments as assets or liabilities on the Company’s consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are included in earnings and reported under cash flows from operating activities.

Interest Rate and Currency Swaps

The Company’s wholly owned subsidiary, New England Wood Pellet, LLC (“NEWP”), entered into three interest rate swaps in notional amounts that cover the borrowings under its two industrial revenue bonds and a real estate mortgage loan.

Under the interest rate swaps, NEWP pays interest at a fixed rate of 5.29% on the outstanding balance of one of the industrial revenue bonds, 5.05% on the outstanding balance of the other industrial revenue bond and 7.95% on the outstanding balance of the real estate mortgage loan. NEWP receives interest at the variable interest rates specified in the various swap agreements.

The Company’s wholly owned subsidiary, Fulghum Fibres, Inc. (“Fulghum”), has entered into two interest rate swaps in notional amounts that cover the borrowings under two of its long-term loans. Under the interest rate swaps, Fulghum pays interest at a fixed rate of 6.83% on the outstanding balance of one of the loans and 5.15% on the outstanding balance of the other loan. Fulghum receives interest at the variable interest rates specified in the various swap agreements. The 5.15% interest rate swap was terminated in July 2015.

Through the interest rate swaps, the Company is essentially fixing the variable interest rate to be paid on these borrowings.

The interest rate swaps are accounted for as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at both March 31, 2016 and December 31, 2015 represents the unrealized loss of $0.6 million. Any adjustments to the fair value of the interest rate swaps are recorded on the consolidated statements of operations.

Net gain on interest rate swaps:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Realized loss	$—	$—
Unrealized gain (loss)	(36)	24
Total net gain (loss) on interest rate swaps	$(36)	$24

Fulghum’s subsidiary in Chile uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary liabilities (in this case, four loans) denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary liabilities are recognized into earnings in the line item other income - net in our consolidated statements of operations. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The total notional values of derivatives related to our foreign currency economic hedges were $11.2 million and $9.5 million as of March 31, 2016 and December 31, 2015, respectively.

The currency swaps are accounted for as derivatives for accounting purposes. The currency swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The fair value of the currency derivatives is the difference between the contract values and the exchange rates at the end of the period. The fair value of the currency swaps at March 31, 2016 and December 31, 2015 represents the unrealized loss.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Realized loss	$—	$—
Unrealized gain (loss)	348	(58)
Total net gain (loss) on currency swaps	$348	$(58)

The interest rate swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$(591)	$(555)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(591)	$(555)

The currency swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Currency swaps recorded in current assets (liabilities):
Gross amounts recognized	$(1,188)	$(1,536)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(1,188)	$(1,536)

The following table presents the financial instruments that were accounted for at fair value by level as of March 31, 2016:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	591	—
Currency swaps	—	1,188	—

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2015:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	555	—
Currency swaps	—	1,536	—

Note 6 — Inventories

Inventories consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Finished goods	$14,470	$12,970
Raw materials	11,802	10,801
Total inventory	$26,272	$23,771

During the three months ended March 31, 2016, the Company wrote down the value of its wood pellet inventory by $5.1 million to estimated net realizable value within its Wood Pellets: Industrial segment. The write-down was reflected in cost of goods sold.

Note 7 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Land and land improvements	$7,026	$6,850
Buildings and building improvements	41,467	16,078
Machinery and equipment	218,615	233,560
Furniture, fixtures and office equipment	1,293	1,293
Computer equipment and computer software	5,864	5,732
Vehicles	8,239	7,120
Leasehold improvements	2,807	2,712
	285,311	273,345
Less: Accumulated depreciation	(38,256)	(32,645)
Total property, plant and equipment, net	$247,055	$240,700

Construction in progress consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Fulghum Fibres	$817	$607
Atikokan Facility	312	215
Wawa Facility	3,943	2,170
Other	1,269	1,248
Total construction in progress	$6,341	$4,240

The construction in progress balance includes no capitalized interest costs at March 31, 2016.

Fulghum Fibres

On April 8, 2016, Fulghum completed the sale of one of its mills in the United States and the customer took over operations of the mill. The mill was expected to be sold in the second quarter of 2016 and was therefore classified as property held for sale on the Company’s consolidated balance sheet as of March 31, 2016 and December 31, 2015. The purchase price of the mill was below its carrying value and was part of the asset write-down recorded for the year ended December 31, 2015.

Atikokan and Wawa

The Company’s wood pellet facility in Atikokan, Ontario, Canada (the “Atikokan Facility”), which is expected to produce 110,000 metric tons of wood pellets annually, is in the ramp-up phase. During ramp-up of the Atikokan Facility, the Company discovered the need to modify or replace a portion of the plant’s conveyance systems. The first group of the faulty conveyors at the Atikokan Facility was modified at the end of 2015 and the conveyors’ performance is currently being evaluated as part of the plant’s operations. A second group of three conveyors is expected to be modified in the summer of 2016. The remaining conveyor systems will continue to be monitored for issues through 2016 and will be scheduled for modification as necessary. The Atikokan Facility is expected to reach full capacity after all of necessary conveyor work is completed barring any other possible unforeseen issues that may arise during the ramp-up phase.

The Company’s wood pellet facility in Wawa, Ontario, Canada (the “Wawa Facility”) is designed to produce 450,000 metric tons of wood pellets annually. All of the original installed equipment at the Wawa Facility has been commissioned and the plant has been producing wood pellets, but at rates below expectations. During the ramp-up of the Wawa Facility, the Company discovered the need to modify or replace a significant portion of the plant’s conveyance systems. The first phase of modifications of the plant’s conveyance systems was completed in late 2015. The remaining work to the conveyance systems is expected to be completed later this year. In light of the production challenges the Company has experienced at the Wawa Facility, it is evaluating the production capacity of the plant. The Company is investigating whether there are potential design shortcomings similar to those that surfaced with the plant’s conveyance systems that might limit capacity. The Company is also evaluating uptime and operating efficiency rates achievable for full capacity. The Company’s discussions with other pellet producers and engineering firms over the past year have shown that there is a wide disparity of these rates across established industrial pellet manufacturing plants in North America. The Company’s focus at this time is on improving operations and various plant processes to achieve sustained operations. The Company believes it is premature to revise the capacity of the Wawa Facility until such time that it has fully tested the design assumptions of the major processes of the plant, remediated all of the material handling issues, and completed the ramp-up of the facility. However, if the Company applies a range of assumed operating efficiencies typical for the industry, the plant’s annual production capacity would be between 400,000 and 450,000 metric tons. The Company believes the low end of this capacity range would still allow it to fulfill its annual obligations under its contract with Drax Power Limited (“Drax”) and to generate positive cash flow. We have also observed that historically within the wood pellet industry that ramping up to full design capacity takes considerable time, several years in most cases. Taking into account the amount of time required to complete the repair and modification of the conveyance systems and to ramp up to design operating efficiency rates as historically observed in the wood pellet industry, the Company doesn’t expect the Wawa Facility to reach full capacity until 2017.

At March 31, 2016, remaining cash expenditures to complete the modifications to the Atikokan and Wawa Facilities are expected to be approximately $19.0 million. The Company expects that the proceeds from the Merger, together with cash on hand, will be sufficient to fund the Atikokan and Wawa Facilities until they have been ramped up to full production and later begin to generate positive cash flow.

Note 8 — Debt and Preferred Stock

As of March 31, 2016, the Company was in compliance with its debt covenants. On April 1, 2016, the Company retired $41.7 million of obligation under the GSO Credit Agreement. Total debt consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
QS Construction Facility	$21,163	$19,926
Fulghum debt	47,902	47,049
GSO Credit Agreement	95,000	95,000
NEWP debt	15,367	16,107
Total debt	$179,432	$178,082
Less: Debt issuance costs	(1,852)	(2,002)
Plus: Unamortized net discount	(98)	(68)
Less: Current portion	(60,237)	(18,307)
Less: Current portion unamortized net (premium) discount	209	(468)
Less: Current portion debt issuance costs	809	31
Long-term debt	$118,263	$157,268

The Preferred Stock is accounted for as mezzanine equity in the consolidated balance sheets. However, dividends are recorded in the consolidated statements of stockholders’ equity and consist of the 4.5% dividend plus the amortization of issuance costs and accretion of discount. Dividends are paid on the first business day of June and December of each year. On April 1, 2016, the Company acquired and cancelled all of the outstanding shares of Preferred Stock.

Mezzanine equity consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Original issue price of Preferred Stock	$100,000	100,000
Less: Issuance costs	(2,523)	(2,648)
Less: Unamortized discount	(1,442)	(1,512)
Total mezzanine equity	$96,035	$95,840

Redemption of Preferred Stock and Reduction of Indebtedness (In Connection with the Merger)

In connection with the consummation of the Merger, on April 1, 2016, the parties amended the GSO Credit Agreement pursuant to which Rentech Nitrogen Holdings, Inc. (“RNHI”), an indirect wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Term Loan Credit Agreement among RNHI, certain funds managed by or affiliated with GSO Capital Partners LP, as lenders, and Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Agent”) and repaid approximately $42 million of term debt under the GSO Credit Agreement in exchange for approximately 5.4 million CVR Common Units received from the Merger. The GSO Credit Agreement currently consists of a $53,250,000 term loan facility, which matures on April 9, 2019.

The current loans are part of a single tranche of term loans made up of (i) $45 million of tranche B loans borrowed under the prior credit agreement with the GSO Funds and maintained and continued under the GSO Credit Agreement and (ii) $8.25 million of tranche A loans borrowed under the prior credit agreement with the GSO Funds and rolled over into the tranche B loans at the closing of the GSO Credit Agreement (collectively, the “Loans”).   The Loans under the GSO Credit Agreement bear interest at a rate equal to the greater of (i) LIBOR plus 7.00% and (ii) 8.00% per annum.

RNHI’s obligations under the GSO Credit Agreement are guaranteed by the Company and the Company’s direct and indirect subsidiaries other than certain excluded subsidiaries (such subsidiaries guaranteeing obligations under the GSO Credit Agreement, the “Subsidiary Guarantors,” and together with the Company and RNHI, the “Loan Parties”). On April 1, 2016, the Company and the Subsidiary Guarantors entered into a Second Amended and Restated Guaranty Agreement (the “Guaranty Agreement”) in favor of the Agent. The Guaranty Agreement contains customary affirmative and negative covenants for the Company, the Subsidiary Guarantors and their respective subsidiaries, including, among others, certain reporting requirements to the Agent, payment of material obligations, compliance with laws, use of proceeds and limitations on the incurrence of indebtedness and liens, the sale of assets and the making of restricted payments by the Company and the Subsidiary Guarantors. Furthermore, the obligations under the GSO Credit Agreement and the guarantees are secured by a lien on substantially all of the Loan Parties’ tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests owned by the Loan Parties, of which the Loan Parties now own or later acquire more than a 50% interest, subject to certain exceptions.

The GSO Credit Agreement contains customary affirmative and negative covenants and events of default relating to the Loan Parties. The covenants and events of default include, among other things, a provision with respect to a change of control and limitations on the incurrence of indebtedness and liens, the sale of assets, and the making of restricted payments by the Loan Parties. In addition, upon the occurrence of an initial public offering of the wood pellets or wood fibre operations of the Company, the Company must make an offer to prepay the entire outstanding principal amount of the facility.

The obligations of RNHI under the GSO Credit Agreement are also secured by 7,179,996 CVR Common Units owned by RNHI.

Also in connection with the consummation of the Merger, on April 1, 2016, the Company and DSHC, LLC, a wholly owned subsidiary of  the Company (“DSHC”), entered into the Preferred Equity Exchange and Discharge Agreement (the “Exchange Agreement”) with the GSO Funds and GSO Capital Partners LP, as the Holders’ Representative under the Exchange Agreement, pursuant to which the Company acquired and cancelled all 100,000 shares of Preferred Stock, from the GSO Funds in exchange for approximately 11.6 million CVR Common Units, $10.0 million in cash and the payment of all unpaid accrued and accumulated dividends on the Preferred Stock through April 1, 2016.  In connection with the closing of the Exchange Agreement:

•	the parties terminated various provisions of the Subscription Agreement, dated as of April 9, 2014, by and among the Company, the GSO Funds and the Holders’ Representative, as amended; and
•

the parties terminated (a) each of the Amended and Restated Put Option Agreements, dated as of February 12, 2015, by and between a GSO Fund and DSHC, (b) the Amended and Restated Pledge Agreement, dated February 12, 2015, by and among DSHC, Credit Suisse AG, Cayman Islands Branch, and the GSO Funds, (c) the Collateral Account Control Agreement, dated April 15, 2014, among DSHC, Credit Suisse AG, Cayman Islands Branch, and The Bank of New York Mellon, and (d) the Amended and Restated Registration Rights Agreement, dated February 12, 2015, by and among the Company, the Holders and the Holders’ Representative.

Note 9 — Commitments and Contingencies

Contractual Obligations

Wood Pellets

On May 1, 2013, Rentech’s subsidiary that owns the Wawa Facility (the “Wawa Company”) entered into a ten-year take-or-pay contract (the “Drax Contract”) with Drax. Under the Drax Contract, the Wawa Company is required to sell to Drax the first 400,000 metric tons of wood pellets per year produced from the Wawa Facility. In the event that it does not deliver wood pellets as required under the Drax Contract, the Wawa Company is required to pay Drax an amount equal to the positive difference, if any, between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech has guaranteed the Wawa Company’s obligation in an amount not to exceed $20.0 million.

The Drax Contract has been amended twice in order to adjust required delivery schedules to reflect expected delays in production at the Wawa Facility. The amendments resulted in certain contract adjustments, including cash payments to Drax, credits on deliveries in early 2016, and adding 36,000 metric tons of contracted deliveries in each of 2018 and 2019 at pricing levels contracted for 2015, which would be lower than the pricing levels for 2018-19 in the original contract.

We are currently in discussions with Drax about further amending our contract to reduce deliveries in 2016 given the delays in ramping up the Wawa Facility. We do not anticipate that any make-whole payments associated with replacement pellets under our contract with Drax would be material given conditions in the spot market for wood pellets, however until these discussions are complete, we will not know the full extent of any such payments.

Rentech’s subsidiary that owns the Atikokan Facility entered into a ten-year take-or-pay contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which such subsidiary is required to deliver 45,000 metric tons of wood pellets annually. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility to up to 90,000 metric tons annually.

A Rentech subsidiary has contracted with Canadian National Railway Company (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec. The Atikokan Facility is located 1,300 track miles and the Wawa Facility is located 1,100 track miles from the Port of Quebec. Under the Canadian National Contract, such subsidiary has committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls would result in a penalty of $1,000 per rail car. Due to issues discovered at the Wawa Facility, the Company did not fully meet its 2015 commitment under the Canadian National Contract. The resulting cash penalties are expected to be approximately $3.3 million (subject to adjustment based on Canadian currency exchange rates), which are to be paid in 2016 and 2017.

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

In December of 2015 and January of 2016, the RTK Parties filed statements of defense denying the allegations set forth by RDR, EAD Controls and Agrirecycle and seeking over $37.8 million in the aggregate by way of counterclaims and cross-claims against EAD Engineering, EAD Controls, Agrirecycle and RDR for damages incurred due to defective engineering, design, equipment supply and construction at our pellet facilities, including the cost to remedy and replace defective work as well as penalties, schedule delays and lost profits. The Company will continue to vigorously defend itself against the allegations made by EAD Controls, Agrirecycle and RDR and vigorously pursue recovery from EAD Engineering, EAD Controls, Agrirecycle and RDR. Given that this litigation is in the pleadings stage and discovery has yet to begin, the Company is unable to estimate at this time the likelihood or the amount of any judgments which may be rendered either in favor of or against it or the RTK Parties.

Regulation

The Company’s business is subject to extensive and frequently changing federal, provincial, state and local, environmental, health and safety regulations governing a wide range of matters, including the emission of air pollutants, the release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of the Company’s products, wood fibre feedstock, and other substances that are part of our operations. These laws include the Clean Air Act (the “CAA”), the federal Water Pollution Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, and various other federal, provincial, state and local laws and regulations. The laws and regulations to which the Company is subject are complex, change frequently and have tended to become more stringent over time. The ultimate impact on the Company’s business of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that the Company’s operations may change over time and certain implementing regulations for laws, such as the CAA, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

Note 10 — Income Taxes

For the three months ended March 31, 2016, the Company recorded an income tax expense of $0.8 million, consisting of a $2.4 million income tax benefit in continuing operations and a $3.2 million income tax expense in discontinued operations. The allocation to discontinued operations was determined using the incremental method by subtracting the benefit that was generated from continuing operations from the provision for the Company as a whole. The Company’s effective income tax rate (income tax benefit as a percentage of loss from continuing operations before income taxes) was 18% for the three months ended March 31, 2016. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to differences between GAAP income and income reported on tax returns, outside basis difference in foreign subsidiaries, impact of foreign earnings and impact of state taxes.

For the three months ended March 31, 2015, the Company recorded an income tax expense of $1.7 million, consisting of a $1.9 million income tax benefit in continuing operations and a $3.6 million income tax expense in discontinued operations. The allocation to discontinued operations was determined using the incremental method by subtracting the benefit that was generated from continuing operations from the provision for the Company as a whole. The Company’s effective income tax rate (income tax benefit as a percentage of loss from continuing operations before income taxes) was 24% for the three months ended March 31, 2015. The differences between the United States federal statutory rate of 35% and the effective rate were primarily attributable to differences between GAAP income and income reported on tax returns, outside basis difference in foreign subsidiaries, impact of foreign earnings and impact of state taxes.

The Company has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realized. Therefore, a valuation allowance has been recorded against the net deferred tax asset.

Note 11 — Segment Information

The Company operates in three business segments, as described below. Results of the East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented. As of March 31, 2016, the Company’s three business segments are:

•

Fulghum Fibres — The operations of Fulghum, which provides wood yard operations services and wood fibre processing services, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America.

•

Wood Pellets: Industrial — The operations of this segment include the Atikokan and Wawa Facilities, corporate allocations, and wood pellet development activities. The wood pellet development activities represent the Company’s personnel costs for employees dedicated to the wood pellet business infrastructure and administration costs, corporate allocations, expenses associated with the Company’s joint venture with Graanul Invest AS and third party costs.

•

Wood Pellets: NEWP — The operations of NEWP, which produces wood pellets for the residential and commercial heating markets. The segment includes Allegheny’s operations from the closing date of its acquisition on January 23, 2015.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues
Fulghum Fibres	27,436	22,654
Wood Pellets: Industrial	9,861	1,664
Wood Pellets: NEWP	2,640	12,118
Total revenues	$39,937	$36,436
Gross profit (loss)
Fulghum Fibres	4,666	3,707
Wood Pellets: Industrial	(4,969)	(404)
Wood Pellets: NEWP	434	2,223
Total gross profit	$131	$5,526
Selling, general and administrative expenses
Fulghum Fibres	1,201	1,682
Wood Pellets: Industrial	1,308	3,919
Wood Pellets: NEWP	561	704
Total segment selling, general and administrative expenses	$3,070	$6,305
Depreciation and amortization
Fulghum Fibres	541	981
Wood Pellets: Industrial	47	43
Wood Pellets: NEWP	295	278
Total segment depreciation and amortization recorded in operating expenses	883	1,302
Fulghum Fibres	1,886	2,020
Wood Pellets: Industrial	2,994	437
Wood Pellets: NEWP	168	778
Total depreciation and amortization recorded in cost of sales	5,048	3,235
Total segment depreciation and amortization	$5,931	$4,537
Other operating (income) expenses
Fulghum Fibres	—	—
Wood Pellets: Industrial	—	—
Wood Pellets: NEWP	12	—
Total segment other operating expenses	$12	$—
Operating income (loss)
Fulghum Fibres	2,923	1,043
Wood Pellets: Industrial	(6,324)	(4,367)
Wood Pellets: NEWP	(434)	1,241
Total segment operating loss	$(3,835)	$(2,083)
Interest expense
Fulghum Fibres	571	539
Wood Pellets: Industrial	438	116
Wood Pellets: NEWP	141	140
Total segment interest expense	$1,150	$795
Net income (loss)
Fulghum Fibres	1,653	(1,107)
Wood Pellets: Industrial	(6,738)	(4,664)
Wood Pellets: NEWP	(555)	1,142
Total segment net loss	$(5,640)	$(4,629)
Reconciliation of segment net loss to consolidated net loss:
Segment net loss	$(5,640)	$(4,629)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(6,045)	(4,661)
Corporate and unallocated depreciation and amortization expense	(125)	(143)
Corporate and unallocated income (expenses) recorded as other income (expense)	4	3
Corporate and unallocated interest expense	(2,423)	(94)
Corporate income tax benefit	3,201	3,485
Income from discontinued operations, net of tax	5,574	6,085
Consolidated net income (loss)	$(5,454)	$46

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Total assets
Fulghum Fibres	178,912	179,327
Wood Pellets: Industrial	150,247	142,887
Wood Pellets: NEWP	61,389	62,709
Total segment assets	$390,548	$384,923
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$390,548	$384,923
Corporate and other	12,900	16,447
Discontinued operations	251,116	248,921
Consolidated total assets	$654,564	$650,291

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Total goodwill
Fulghum Fibres	$29,932	$29,932
Wood Pellets: NEWP	10,323	10,323
Total goodwill	$40,255	$40,255

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Capital expenditures
Fulghum Fibres	2,291	5,293
Wood Pellets: Industrial	2,877	13,858
Wood Pellets: NEWP	232	402
Corporate and other	399	155
Discontinued operations	11,075	10,363
Total capital expenditures	$16,874	$30,071

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
United States	$16,328	$25,639
Canada	9,861	1,664
Other	13,748	9,133
Total revenues	$39,937	$36,436

The following table sets forth assets by geographic area:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
United States	$458,651	$465,393
Canada	150,217	142,866
Other	45,696	42,032
Total assets	$654,564	$650,291

Note 12 — Net Loss Per Common Share Allocated to Rentech

Basic loss per common share allocated to Rentech is calculated by dividing net loss allocated to Rentech by the weighted average number of common shares outstanding for the period. Diluted net loss per common share allocated to Rentech is calculated by dividing net loss allocated to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using (i) the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and (ii) the “if converted” method for the preferred stock if its inclusion would not have been anti-dilutive.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except for per share data)
Numerator:
Loss from continuing operations	$(11,028)	$(6,039)
Less: Preferred stock dividends	(1,320)	(1,320)
Less: Income from continuing operations attributable to noncontrolling interests	(184)	(71)
Less: Income from continuing operations allocated to participating securities	—	—
Loss from continuing operations allocated to common shareholders	$(12,532)	$(7,430)
Numerator:
Income from discontinued operations	$5,574	$6,085
Less: Income from discontinued operations attributable to noncontrolling interests	(3,222)	(3,604)
Less: Income from discontinued operations allocated to participating securities	(63)	(107)
Income from discontinued operations allocated to common shareholders	$2,289	$2,374
Numerator:
Net loss attributable to Rentech common shareholders	$(10,180)	$(4,949)
Less: Income allocated to participating securities	—	—
Net loss allocated to common shareholders	$(10,180)	$(4,949)
Denominator:
Weighted average common shares outstanding	23,036	22,936
Effect of dilutive securities:
Preferred stock	—	—
Warrants	—	—
Common stock options	—	—
Restricted stock	—	—
Diluted shares outstanding	23,036	22,936
Basic:
Continuing operations	$(0.54)	$(0.32)
Discontinued operations	$0.10	$0.10
Net loss per common share	$(0.44)	$(0.22)
Diluted:
Continuing operations	$(0.54)	$(0.32)
Discontinued operations	$0.10	$0.10
Net loss per common share	$(0.44)	$(0.22)

For the three months ended March 31, 2016, 6.3 million shares of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2015, 6.1 million shares of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 13 — Subsequent Events

Merger

On April 1, 2016, RNP completed the Merger. See Note 1 — Basis of Presentation for further information. In connection with the Merger, the Company paid down debt and repurchased the Preferred Stock from the GSO Funds. See Note 8 — Debt and Preferred Stock for further information.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report and from time to time in our periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to successfully execute our strategy, and mitigate the risks, with our wood fibre processing business;
•	our ability to realize the benefits of the acquisition of Fulghum, the NEWP Acquisition, the Allegheny Acquisition and the Atikokan and Wawa Facilities;
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

•	our ability to effectively operate our Atikokan and Wawa Facilities and increase their production rates to achieve their design capacities on a consistent basis;
•	our ability to successfully implement our reorganization plan and to achieve the cost savings we expect from the plan on the schedule we expect;
•

our ability to recover the costs of our wood fibre feedstock through sales of products made from such wood fibre feedstock, considering the volatility in the prices of our products and wood fibre feedstock;

•	adverse weather conditions, which can affect demand for, and delivery and production of, and wood pellet products;
•	our dependence on our customers to purchase and transport goods purchased from us;
•	our ability to identify and consummate acquisitions in related businesses and the risk that any such acquisitions do not perform as anticipated;
•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;
•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;
•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;
•	intense competition from other wood fibre processors;
•

risks arising from changes in existing laws or regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases, carbon dioxide or energy production;

•	risks arising from ongoing reversals of tax exemptions and withdrawals of government subsidies and funding relating to energy projects by the UK government as a result of policy shifts;

•	risks associated with projects located in rural areas or outside of the United States; and
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

OVERVIEW OF OUR BUSINESS

We are a leading provider of wood fibre processing services, high-quality wood chips and wood pellets. Our wood fibre processing business includes Fulghum, which operates 32 wood chipping mills in the United States and South America. Fulghum provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America. Our wood pellet business includes our Atikokan and Wawa Facilities and NEWP. The Atikokan and Wawa Facilities are expected to have a combined annual production capacity of 560,000 metric tons, and NEWP’s annual capacity is 300,000 tons. Wood pellets produced at Atikokan are being used primarily for utility power generation in Canada and pellets produced at the Wawa Facility are being used primarily for utility power generation in the United Kingdom. The Atikokan Facility is currently in the ramp-up phase and producing wood pellets. All of the original installed equipment at the Wawa Facility has been commissioned and the plant has been producing wood pellets, though not at the expected production rate. For an update on the Atikokan and Wawa Facilities, see “Note 7 — Property, Plant and Equipment” to the consolidated financial statements included in this report. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets, operating four wood pellet facilities in the Northeast. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

On March 14, 2016, RNP completed the sale of the Pasadena Facility to IOC. The transaction included an initial cash payment to RNP of $5.0 million, which resulted in a distribution to us of $2.6 million. The transaction also includes a cash working capital adjustment, which is expected to be approximately $6.0 million of which we would receive $3.5 million, after confirmation of the amount within ninety days of the closing of the transaction.

On April 1, 2016, RNP completed the Merger. Pursuant to the Merger Agreement, each outstanding unit of RNP was exchanged for 1.04 CVR Common Units and $2.57 of cash and we received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. We used 17.0 million CVR Common Units received in the Merger and $10.0 million of cash to: (i) repurchase and retire all $100 million of our Preferred Stock and (ii) repay approximately $41.7 million of debt under the GSO Credit Agreement. As of April 1, 2016, after accounting for the transactions with the GSO Funds, we own approximately 7.2 million CVR Common Units.

After completion of the Merger, we are now a pure play wood fibre processing company with three core businesses: contract wood handling and chipping services, the manufacture and sale of wood pellets for the U.S. heating market and the manufacture, aggregation and sale of wood pellets for the utility and industrial power generation market.

Overview of our Results of Operations

Our operating segments have been affected in different ways by various negative and positive factors in 2016. The results and outlook for our Wood Pellets: Industrial segment depend primarily on operating results from the Atikokan and Wawa Facilities. Although both facilities are producing wood pellets, we are still in ramp-up at both facilities as we complete the modifications to the conveyance systems. During the three months ended March 31, 2016, our product shipments, two vessels containing a combined approximately 49,000 metric tons of Atikokan and Wawa Facilities’ wood pellets shipped from the Port of Quebec, were delivered to and accepted by Drax. The Atikokan Facility shipped approximately 15,000 metric tons of wood pellets to OPG during the three months ended March 31, 2016. However, we wrote down our wood pellet inventory by $5.1 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during this period of ramp-up. The Northeast wood pellet market has come to a significant slowdown as abnormally warm temperatures during November and December 2015 and February 2016 stalled consumer purchases. As a result, NEWP’s sales volumes were significantly lower than historical levels. NEWP’s revenue decreased from $12.1 million for the three months ended March 31, 2015 to $2.6 million for the three months ended March 31, 2016. NEWP’s gross profit decreased from $2.2 million for the three months ended March 31, 2015 to $0.4 million for the three months ended March 31, 2016. As a result of lower operating costs at its U.S. chipping mills, together with improved performance in South America, Fulghum showed marked improvement. Fulghum’s revenue increased from $22.7 million for the three months ended March 31, 2015 to $27.4 million for the three months ended March 31, 2016. Fulghum’s gross profit increased from $3.7 million for the three months ended March 31, 2015 to $4.7 million for the three months ended March 31, 2016.

Because of the Merger, we were able to pay down our debt to the GSO Funds and repurchase our Preferred Stock, reducing interest payments, eliminating dividend payments, and providing us with liquidity and a strengthened balance sheet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, valuation of long-lived assets and finite-lived intangible assets, recoverability of goodwill, accounting for major maintenance and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. No material change has occurred to our critical accounting policies and estimates from the information provided in the Annual Report.

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

Seasonality

Our Wood Fibre Processing Business

Wood Chipping Business — Fulghum Fibres

Our wood chipping mills typically operate throughout the year; however, there may be quarter-to-quarter fluctuations in processing revenue at individual mills. These fluctuations are usually due to variations in customer-controlled deliveries of logs, production levels at customers’ mills, maintenance requirements, and/or weather-related events. Our customer contracts typically stipulate minimum volume requirements and shortfall fees. Such fees partially mitigate volatility in revenues of our United States mills. When seasonal precipitation is expected to prevent deliveries or make deliveries of logs to the mills difficult, our customers frequently coordinate delivery schedules to build log inventories in advance of such conditions. Building sufficient inventory of logs at our mills enables them to process logs with few interruptions during the rainy season. Based on our customers’ expected relatively continuous wood chip requirements, the terms of our processing agreements and our customers’ focus on maintaining proper log inventories, we do not expect to experience material seasonality in Fulghum’s United States or Uruguayan operations. However, one of our mills in Chile typically ceases wood chip processing operations for one to two months during its winter season due to the customer’s inability to harvest and deliver logs to the facility. Since a significant portion of the revenue in Fulghum’s South American operations is derived from the sale of wood chips, primarily for export from Chile, an interruption in the supply of logs could adversely affect revenue and profitability. The export portion of Fulghum’s revenues, and the associated profits, may be more variable than the revenue and profits derived from processing fees pursuant to long-term contracts.

Wood Pellet Business — Industrial

We do not expect significant seasonality in our profits from our Atikokan and Wawa Facilities, although we do expect to recognize revenue and receive cash in large increments with each shipment by vessel for exported pellets. We expect each vessel to contain approximately 48,000 metric tons, and we recognize revenue upon each shipment’s acceptance by Drax. We have entered into long-term off-take contracts with Drax and OPG, which are utility companies that operate throughout the year subject to maintenance shutdowns. We have been producing wood pellets from our facilities year-round to meet these contractual requirements. Ground conditions during the wet season referred to as “spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood to supply pellet production. We expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months to mitigate this potential interruption of wood supply. This inventory build-up may increase our working capital requirements. The Port of Quebec typically remains ice-free during the winter months, which we expect will reduce the risk of interruptions in shipments to Drax. Because shipments to Drax will occur in large vessels, quarterly or annual revenues and profits could fluctuate depending on the timing and number of shipments in each period, particularly until we reach full production capacity at the Wawa Facility.

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

The Northeast wood pellet market has come to a significant slowdown as abnormally warm temperatures during November and December 2015 and February 2016 stalled consumer purchases. As a result, sales volumes have been significantly lower than historical levels. The warm temperatures, along with depressed prices for competitive heating fuels such as heating oil and propane, continued into 2016. This resulted in lower sales volumes in 2016 as NEWP’s customers are still carrying inventory purchased in 2015 due to slow buying by retail customers. In response to market conditions, NEWP has temporarily scaled back production at its facilities since February 2016.

Business Segments

We operate in three business segments, which are  Fulghum Fibres, Wood Pellets: Industrial, and Wood Pellets: NEWP. See “Note 11 — Segment Information” in “Part I—Item 1. Financial Statements” to the consolidated financial statements included in this report for more information on the description of the segments. Allegheny’s operations are included only from the closing date of the Allegheny Acquisition, which was January 23, 2015. Results of the East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues
Fulghum Fibres	$27,436	$22,654
Wood Pellets: Industrial	9,861	1,664
Wood Pellets: NEWP	2,640	12,118
Total revenues	$39,937	$36,436
Gross profit (loss)
Fulghum Fibres	$4,666	$3,707
Wood Pellets: Industrial	(4,969)	(404)
Wood Pellets: NEWP	434	2,223
Total gross profit	$131	$5,526
Selling, general and administrative expenses
Fulghum Fibres	$1,201	$1,682
Wood Pellets: Industrial	1,308	3,919
Wood Pellets: NEWP	561	704
Total segment selling, general and administrative expenses	$3,070	$6,305
Operating income (loss)
Fulghum Fibres	$2,923	$1,043
Wood Pellets: Industrial	(6,324)	(4,367)
Wood Pellets: NEWP	(434)	1,241
Total segment operating loss	$(3,835)	$(2,083)
Net income (loss)
Fulghum Fibres	$1,653	$(1,107)
Wood Pellets: Industrial	(6,738)	(4,664)
Wood Pellets: NEWP	(555)	1,142
Total segment net loss	$(5,640)	$(4,629)
Reconciliation of segment net loss to consolidated net loss:
Segment net loss	$(5,640)	$(4,629)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(6,045)	(4,661)
Corporate and unallocated depreciation and amortization expense	(125)	(143)
Corporate and unallocated income (expenses) recorded as other income (expense)	4	3
Corporate and unallocated interest expense	(2,423)	(94)
Corporate income tax expense	3,201	3,485
Income from discontinued operations, net of tax	5,574	6,085
Consolidated net income (loss)	$(5,454)	$46

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015:

Continuing Operations

Revenues

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues:
Fulghum Fibres	$27,436	$22,654
Wood Pellets: Industrial	9,861	1,664
Wood Pellets: NEWP	2,640	12,118
Total revenues	$39,937	$36,436

Fulghum Fibres

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues:
Services	$16,622	$16,604
Product	10,814	6,050
Total revenues - Fulghum	$27,436	$22,654

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

Revenues were $27.4 million for the three months ended March 31, 2016, compared to $22.7 million for the same period last year. Revenues from operations in the United States were $13.7 million for the first quarter of 2016, as compared to $13.6 million in the prior year period. Revenues from operations in South America were $13.7 million for the first quarter of 2016, as compared to $9.1 million in the prior year period. The increase in South America revenues was primarily due to higher biomass product sales in South America and chip sales to Asia in the first quarter of 2016 as compared to 2015. For each of the three months ended March 31, 2016 and 2015, our mills in the United States processed 3.2 million green metric tons, or GMT, of logs into wood chips and residual fuels; our mills in South America processed 0.9 million GMT of logs.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically electric utilities generating electricity. We began producing wood pellets at the Atikokan Facility in February 2015. Revenues were $9.9 million for the three months ended March 31, 2016, earned by delivering approximately 64,000 metric tons of wood pellets, which were produced at the Atikokan and Wawa Facilities. Out of the approximately 64,000 metric tons, approximately 49,000 metric tons of wood pellets were shipped to Drax and approximately 15,000 metric tons were shipped to OPG. Revenues were $1.7 million at the Atikokan Facility for the three months ended March 31, 2015, earned by delivering to OPG approximately 9,100 metric tons of wood pellets, a significant majority of which were produced at the Atikokan Facility.

In January 2016, our first product shipment, a vessel containing approximately 28,000 metric tons of Atikokan and Wawa Facilities’ wood pellets shipped from the Port of Quebec, was delivered to and accepted by Drax. In March 2016, our second product shipment, a vessel containing approximately 20,000 metric tons of Atikokan and Wawa Facilities’ wood pellets, shipped from the Port of Quebec, was delivered to and accepted by Drax. These first two shipments were smaller than what we are contracted to deliver to Drax going forward.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States residential and commercial heating markets. Revenues were $2.6 million for the three months ended March 31, 2016 on deliveries of 13,000 tons of wood pellets. Revenues were $12.1 million for the three months ended March 31, 2015 on deliveries of 63,000 tons of wood pellets.

The Northeast wood pellet market has come to a significant slowdown as abnormally warm temperatures during November and December 2015 and February 2016 stalled consumer purchases. As a result, sales volumes were significantly lower than historical levels. The warm temperatures, along with depressed prices for competitive heating fuels such as heating oil and propane, continued into 2016. This resulted in lower sales volumes in 2016 as NEWP’s customers are still carrying inventory purchased in 2015 due to slow buying by retail customers. In response to market conditions, NEWP has temporarily scaled back production at its facilities since February 2016.

Cost of Sales

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of sales:
Fulghum Fibres	$22,770	$18,947
Wood Pellets: Industrial	14,830	2,068
Wood Pellets: NEWP	2,206	9,895
Total cost of sales	$39,806	$30,910

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the three months ended March 31, 2016 was $22.8 million . Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 86% of our cost of sales for the three months ended March 31, 2016. Depreciation expense included in cost of sales was $1.9 million during the three-month period ended March 31, 2016 .

Cost of sales for the three months ended March 31, 2015 was $18.9 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 81% of our cost of sales for the three months ended March 31, 2015. Depreciation expense included in cost of sales was $2.0 million during the three-month period ended March 31, 2015.

The increase in cost of sales between the three months ended March 31, 2015 and the three months ended March 31, 2016 is primarily due to the increase in sales volumes at our mills in South America between periods, which resulted in the increase in product costs.

Wood Pellets: Industrial

We began producing wood pellets at the Atikokan Facility in February 2015 and at the Wawa Facility in May 2015. Cost of sales primarily consists of wood fibre feedstock, labor, repairs and maintenance, transportation, electricity and depreciation.

Cost of sales for the three months ended March 31, 2016 was $14.8 million. For the three months ended March 31, 2016, we wrote down our wood pellet inventory by $5.1 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during this period of ramp-up. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 73% of cost of sales for the three months ended March 31, 2016. Depreciation expense included in the cost of sales was $3.0 million for three months ended March 31, 2016, of which $1.0 million was included in the inventory write-down.

Cost of sales for the three months ended March 31, 2015 was $2.1 million. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 61% of cost of sales for the three months ended March 31, 2015. Depreciation expense included in the cost of sales was $0.4 million for three months ended March 31, 2015.

The increase in cost of sales between the three months ended March 31, 2015 and the three months ended March 31, 2016 is primarily due to the increase in sales volumes between periods. Cost of sales for the first quarter of 2016 were also higher because of a $5.1 million inventory adjustment on wood pellets that were produced during the ramp up phase at the Atikokan and Wawa Facilities at costs per ton that were higher than expected sales prices. In addition, depreciation expense is considerably higher for the first quarter of 2016 because assets at the Atikokan and Wawa Facilities were in service for the full period in contrast with the first quarter of 2015. Atikokan Facility assets were put into service in February 2015 and Wawa Facility assets were put into service in May 2015.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the three months ended March 31, 2016 was $2.2 million. For the three months ended March 31, 2016, wood fibre feedstock, packaging, labor and electricity comprised 78% of cost of sales. Depreciation expense included in the cost of sales was $0.2 million for three months ended March 31, 2016.

Cost of sales for the three months ended March 31, 2015 was $9.9 million. For the three months ended March 31, 2015, wood fibre feedstock, packaging, labor and electricity comprised 77% of cost of sales. Depreciation expense included in the cost of sales was $0.8 million for three months ended March 31, 2015.

The decrease in cost of sales between the three months ended March 31, 2015 and the three months ended March 31, 2016 is primarily due to the decrease in sales volumes between periods.

Gross Profit (Loss)

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Gross Profit (Loss):
Fulghum Fibres	$4,666	$3,707
Wood Pellets: Industrial	(4,969)	(404)
Wood Pellets: NEWP	434	2,223
Total gross profit	$131	$5,526

Fulghum Fibres

Gross profit was $4.7 million for the three months ended March 31, 2016 compared to $3.7 million for the same period last year. Gross profit margin for the three months ended March 31, 2016 was 17%, compared to gross profit margin of 16% for the same period in the prior year. The increases in gross profit and gross margin were due primarily to higher product sales volumes at our mills in South America.

Wood Pellets: Industrial

Gross loss for the three months ended March 31, 2016 was $5.0 million, compared to $0.4 million for the same period in the prior year. Gross loss margin was 50% for the three months ended March 31, 2016, compared to 24% for the same period in the prior year. The increased gross losses and gross loss margins in 2016 were due to high operating costs relative to revenues during ramp-up of both the Atikokan and Wawa Facilities, including the related write down of inventory by $5.1 million during the three months ended March 31, 2016 and considerably higher depreciation expense in the first quarter of 2016 than in the first quarter of 2015. During the three months ended March 31, 2015, the Atikokan Facility was in commissioning and producing wood pellets. The Wawa Facility was in the process of commissioning, but not producing wood pellets.

Wood Pellets: NEWP

Gross profit for the three months ended March 31, 2016 was $0.4 million, compared to $2.2 million for the same period in the prior year. Gross profit margin was 16% for the three months ended March 31, 2016, compared to 18% for the same period in the prior year. Gross profit was lower because of lower sales volumes during the three months ended March 31, 2016.

Operating Expenses

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating expenses:
Fulghum Fibres	$1,743	$2,664
Wood Pellets: Industrial	1,355	3,963
Wood Pellets: NEWP	868	982
Corporate and unallocated expenses	6,169	4,804
Total operating expenses	$10,135	$12,413

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses, which include personnel, professional and office costs, and depreciation and amortization expense.

Selling, general and administrative expenses for the three months ended March 31, 2016 were $1.2 million, compared to $1.7 million for the same period last year. The decrease was due primarily to a reduction in personnel costs. Depreciation and amortization expense included in operating expense for the three months ended March 31, 2016 was $0.5 million, compared to $1.0 million for the same period last year. The majority of depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Wood Pellets: Industrial

Operating expenses were primarily comprised of selling, general and administrative expenses, which include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Facilities, and other business development costs.

Selling, general and administrative expenses were $1.3 million for the three months ended March 31, 2016, compared to $3.9 million for the same period in the prior year. The decrease was primarily due to certain expenses recorded as operating expenses during the three months ended March 31, 2015 which were capitalized to product inventory and included in cost of sales during the three months ended March 31, 2016 because the Atikokan and Wawa Facilities assets are in service.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses, which include personnel, professional and office costs, and depreciation and amortization expense.

Selling, general and administrative expenses for each of the three-month periods ended March 31, 2016 and 2015 were $0.6 million and $0.7 million, respectively. Depreciation and amortization expense included in operating expense was $0.3 million in the three months ended March 31, 2016 and 2015. The majority of depreciation expense relates to wood pellet processing assets and was recorded in cost of sales.

Corporate and Unallocated Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses include cash and non-cash personnel costs, transaction-related expenses, insurance costs, facilities expenses, information technology costs and professional services fees for legal, audit, tax and investor relations activities.

Selling, general and administrative expenses were $6.0 million for the three-month period ended March 31, 2016 compared to $4.7 million for the same period last year. The increase was primarily due to increases in severance costs of $0.6 million, transaction costs of $0.4 million, and consulting expenses of $0.2 million, partially offset by a decrease in non-cash equity-based compensation of $0.3 million. Non-cash equity-based compensation expense was $0.5 million for the three months ended March 31, 2016 compared to $0.8 million for the same period in the prior year.

Operating Income (Loss)

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating Income (Loss):
Fulghum Fibres	$2,923	$1,043
Wood Pellets: Industrial	(6,324)	(4,367)
Wood Pellets: NEWP	(434)	1,241
Corporate and unallocated expenses	(6,169)	(4,804)
Total operating loss	$(10,004)	$(6,887)

Fulghum Fibres

Operating income was $2.9 million for the three months ended March 31, 2016 compared to an operating loss of $1.0 million for the same period last year. The increase in operating income was primarily due to higher product sales volumes in South America and lower operating expenses, as discussed above.

Wood Pellets: Industrial

Operating loss was $6.3 million for the three months ended March 31, 2016 compared to $4.4 million for the same period last year. The increase in operating loss was due to high operating costs relative to revenues during ramp-up of both the Atikokan and Wawa Facilities, including the related write down of inventory by $5.1 million and higher depreciation expense during the three months ended March 31, 2016, as discussed above.

Wood Pellets: NEWP

Operating loss was $0.4 million for the three months ended March 31, 2016 compared to operating income of $1.2 million for the three months ended March 31, 2015. The decrease in operating income was due to lower sales caused by the abnormally warm weather in November and December 2015 and February 2016, as discussed above.

Corporate and Unallocated Expenses

Operating loss was $6.2 million for the three months ended September 30, 2015, compared to $4.8 million for the same period last year. The increase in operating loss was primarily due to increases in transaction and severance costs, as described above.

Discontinued Operations

Results of RNP and the Energy Technologies segment are accounted for as discontinued operations for all periods presented. See “Note 3 — Discontinued Operations” to the consolidated financial statements included in this report.

ADJUSTED EBITDA

Adjusted EBITDA, which is a non-GAAP financial measure, is defined as net income (loss) from continuing operations plus net interest expense and other financing costs, income tax (benefit) expense, depreciation and amortization and unusual items, like impairment and debt extinguishment charges and fair value adjustments to earn-out consideration. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for Fulghum.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Fulghum net income (loss) per segment disclosure	$1,653	$(1,107)
Add Fulghum items:
Net interest expense	569	538
Income tax expense	779	1,602
Depreciation and amortization	2,427	3,001
Other	(78)	10
Fulghum's Adjusted EBITDA	$5,350	$4,044

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for NEWP.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
NEWP net income (loss) per segment disclosure	$(555)	$1,142
Add NEWP items:
Net interest expense	141	139
Income tax expense	20	17
Depreciation and amortization	463	1,056
Other	(40)	(57)
NEWP's Adjusted EBITDA	$29	$2,297

The table below reconciles Wood Pellet - Industrial’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for Wood Pellet - Industrial.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Wood Pellets: Industrial net loss per segment disclosure	$(6,738)	$(4,664)
Add Wood Pellets: Industrial items:
Net interest expense	438	106
Depreciation and amortization	3,041	480
Other	(23)	191
Wood Pellets: Industrial Adjusted EBITDA	$(3,282)	$(3,887)

The table below reconciles Consolidated Adjusted EBITDA (excluding discontinued operations), which is a non-GAAP financial measure, to loss from continuing operations.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Loss from continuing operations	$(11,028)	$(6,039)
Add items:
Net interest expense	3,571	877
Income tax benefit	(2,402)	(1,866)
Depreciation and amortization	6,056	4,680
Other	(145)	141
Consolidated Adjusted EBITDA, excluding discontinued operations	$(3,948)	$(2,207)

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities - continuing operations	$(14,843)	$2,683
Operating activities - discontinued operations	19,594	19,017
Investing activities - continuing operations	(5,797)	(26,923)
Investing activities - discontinued operations	(8,184)	(10,359)
Financing activities	10,815	25,165
Effect of exchange rate on cash	473	(31)
Increase in cash	$2,058	$9,552

Operating Activities

Revenues were $39.9 million for the three months ended March 31, 2016, compared to $36.4 million for the same period in the prior year. The increase in revenues was primarily due to the increase in sales volumes at the Atikokan Facility, the Wawa Facility and Fulghum’s South American operations, partially offset by a decrease in sales volumes at NEWP.

Net cash used in operating activities – continuing operations for the three months ended March 31, 2016 was $14.8 million. We had net loss from continuing operations of $11.0 million for the three months ended March 31, 2016, which included $6.1 million of depreciation and amortization expense, of which $1.0 million was included in the inventory write-down, and a $5.1 million write-down of inventory. Inventories increased by $7.4 million during the three months ended March 31, 2016 primarily due to an increase in inventory at NEWP because of the abnormally warm temperatures during November and December 2015 and February 2016 that resulted in lower sales, partially offset by decreases in inventory at Fulghum and the Atikokan and Wawa Facilities due to timing of sales. Accounts receivable increased by $4.1 million primarily due to an increase in sales. Other receivables increased by $3.8 million primarily due to expected RNP distributions and sales tax refunds.

Net cash provided by operating activities – continuing operations for the three months ended March 31, 2015 was $2.7 million. We had net loss from continuing operations of $6.0 million for the three months ended March 31, 2015, which included $4.7 million of depreciation and amortization expense. Inventories increased by $3.1 million during the three months ended March 31, 2015 primarily due to the normal seasonality of our business. Accounts receivable decreased by $2.4 million due primarily to timing of collections.

Net cash provided by operating activities – discontinued operations for the three months ended March 31, 2016 was $19.6 million. We had net income – discontinued operations of $5.6 million for the three months ended March 31, 2016.

Net cash provided by operating activities – discontinued operations for the three months ended March 31, 2015 was $19.0 million. We had net income – discontinued operations of $6.1 million for the three months ended March 31, 2015.

Investing Activities

Net cash used in investing activities – continuing operations was $5.8 million for the three months ended March 31, 2016, compared to $26.9 million for the same period in the prior year. Net cash used in investing activities for the three months ended March 31, 2016 was primarily related to capital expenditures at the Atikokan and Wawa Facilities and some of Fulghum’s mills. Net cash used in investing activities for the three months ended March 31, 2015 was primarily related to the capital expenditures for the construction of the Atikokan and Wawa Facilities.

Net cash used in investing activities – discontinued operations was $8.2 million, compared to $10.4 million for the same period in the prior year.

Financing Activities

Net cash provided by financing activities was $10.8 million for the three months ended March 31, 2016, compared to $25.2 million for the same period in the prior year. During the three months ended March 31, 2016, we borrowed $18.0 million under various credit agreements. During the period, we made debt payments of $3.8 million, and RNP made cash distributions to holders of noncontrolling interests of $3.3 million. During the three months ended March 31, 2015, we borrowed $29.0 million under various credit agreements. We also entered into an $8.0 million term loan in connection with the Allegheny Acquisition. During the period, we made debt payments of $5.0 million, and RNP made cash distributions to holders of noncontrolling interests of $4.8 million. We also made an earn-out consideration payment of $5.0 million, which includes the $3.8 million value of the initial earn-out consideration at the closing of the NEWP acquisition. The payment also includes $1.2 million of the earn-out consideration that was recorded in the consolidated statements of operations and which was reflected in the changes in operating assets and liabilities in the consolidated statements of cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016 on an actual and pro forma basis, our current assets and current liabilities, excluding those of discontinued operations, consisted of the following:

	Actual	Pro Forma (1)
	(in thousands)
Cash(2)	$17,227	$65,480
Accounts receivable	13,838	13,838
Inventories	26,272	26,272
Other current assets	10,369	10,369
Total current assets, excluding discontinued operations	$67,706	$115,959
Accounts payable	$13,249	$13,249
Accrued liabilities	17,496	15,996
Debt(3)	59,219	18,753
Other current liabilities	9,709	9,709
Total current liabilities, excluding discontinued operations	$99,673	$57,707

At March 31, 2016 on an actual and pro forma basis, our debt, excluding debt of discontinued operations, consisted of the following:

	Actual	Pro Forma (1)
	(in thousands)
GSO Credit Agreement(4)	$95,000	$53,250
Fulghum debt(5)	47,902	47,902
NEWP debt(6)	15,367	15,367
QS Construction Facility(7)	21,163	21,163
Total debt	$179,432	$137,682

At March 31, 2016 on an actual and pro forma basis, our Preferred Stock was:

	Actual	Pro Forma (1)
	(in thousands)
Preferred Stock	$96,035	$—
Total Preferred Stock	$96,035	$—

(1)

The pro forma information has been derived by the application of adjustments to the Company’s historical consolidated financial statements to give effect to the Merger, the pay down of the tranche A loans under the GSO Credit Agreement (the “Tranche A Loans”) and the repurchase and retirement of the Preferred Stock. The pro forma information as of March 31, 2016 is presented as if the transactions had occurred on March 31, 2016, instead of April 1, 2016. The pro forma information is being provided for informational purposes only and is not intended to project the company’s financial position for any future period.

(2)

On April 1, 2016, in conjunction with the Merger, we received cash of $59.8 million, used $10.0 million in connection with the repurchase of the Preferred Stock and paid $1.5 million of accrued dividends on the Preferred Stock.

(3)

On April 1, 2016, in conjunction with the Merger and entering into the GSO Credit Agreement, we made a debt payment of $41.7 million and wrote off $1.3 million of discount and debt issuance costs relating to the GSO Credit Agreement. The GSO Credit Agreement is a long-term facility. We classified $41.7 million of the debt under the GSO Credit Agreement as a current obligation as of March 31, 2016.

(4)	On April 1, 2016, in conjunction with the Merger and entering into the GSO Credit Agreement, we made a debt payment of $41.7 million.
(5)	The Fulghum debt consists primarily of 14 term loans and six short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(6)	The NEWP debt consists primarily of four term loans with each term loan secured by specific property and equipment.
(7)	The amount that we owe under the obligation is $14.5 million.

Sources of Capital

During the three months ended March 31, 2016, we funded development activities, operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand and distributions from RNP. We expect to be able to fund our operating needs, including capital expenditures remaining on the Atikokan and Wawa Facilities, from our operating cash flow, cash on hand and distributions from CVR Partners, for at least the next 12 months.

Our debt facilities used to support our wood fibre processing business and corporate activities are the Fulghum debt, the NEWP debt, the QS Construction Facility, the credit agreement with Bank of Montreal, or the BMO Credit Agreement, and the GSO Credit Agreement. We expect Fulghum and NEWP to cover their respective debt service with their cash from operations. We expect debt service related to the remaining debt to be funded with cash on hand and distributions from CVR. For a description of the terms of our various debt instruments, see “Note 15 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. On April 1, 2016, we entered into the GSO Credit Agreement, which currently consists of a $53.2 million term loan facility after the payment referenced above. For a description of the terms of the GSO Credit Agreement, see “Note 8 — Debt and Preferred Stock” to the consolidated financial statements included in this report.

2016 Transactions

On March 14, 2016, RNP completed the sale of Pasadena Holdings to IOC. The transaction included an initial cash payment to RNP of $5.0 million, which resulted in a distribution to us of $2.6 million. The transaction also includes a cash working capital adjustment, which is expected to be approximately $6.0 million of which we would receive $3.5 million, after confirmation of the amount within ninety days of the closing of the transaction.

On April 1, 2016, RNP completed the Merger with CVR. We received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. We used 17.0 million CVR Common Units and $10.0 million of cash to: (i) repurchase and retire all $100 million of our Preferred Stock held by the GSO Funds and (ii) repay approximately $41.7 million of the Tranche A Loans held by the GSO Funds.

Cash Distributions

We expect quarterly distributions from CVR to be a source of liquidity for our wood fibre processing and corporate activities. Cash distributions from CVR may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. We own approximately 7.2 million CVR Common Units. Assuming we continue to hold the CVR Common Units, we would receive quarterly distributions if made by CVR. However, our ownership interest in CVR may be reduced over time if we elect to sell any of our CVR Common Units or if additional common units were to be issued by CVR, as the case may be. CVR declared a cash distribution to its common unitholders for the first quarter of 2016 of $0.27 per unit. We will receive a distribution of $1.9 million. The cash distribution will be paid on May 16, 2016 to unitholders of record at the close of business on May 9, 2016.

Uses of Capital

Our primary uses of cash have been, and are expected to continue to be, operating expenses, capital expenditures, acquisitions and debt service.

Capital Expenditures

We estimate the total cost to acquire and convert the Atikokan and Wawa Facilities, including the costs of required modifications to the material-handling systems, will be approximately $145 million. This total cost includes working capital, commissioning costs, and contingency on the planned repairs and modifications to material handling systems. Our projection for capital expenditures does not include contingencies to address any other unforeseen issues that may arise during ramp-up of the facilities. For the three months ended March 31, 2016, total combined expenditures, including construction, working capital and costs to commission, for the Atikokan and Wawa Facilities were approximately $2.0 million. As of March 31, 2016, remaining cash expenditures to complete the modifications to the Atikokan and Wawa Facilities are expected to be approximately $19.0 million.

CONTRACTUAL OBLIGATIONS

Our contractual obligations from continuing operations as of March 31, 2016 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of March 31, 2016.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk relating to continuing operations, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. As of March 31, 2016, no material changes have occurred in the types or nature of market risk described in our Annual Report.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s DCP as of the end of the period covered by this report. As we previously reported in 2015, management identified the material weakness in internal control over financial reporting, or ICFR, as described below. See “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K filed on March 15, 2016. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of March 31, 2016.

Material Weakness in Internal Control over Financial Reporting

As we reported in 2015, we identified the following material weakness which continues to exist as of March 31, 2016. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for long-lived asset impairment and recoverability. Specifically, we did not design and maintain effective internal controls related to documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset impairment and recoverability.

This control deficiency did not result in a material misstatement to our consolidated financial statements for the quarter ended March 31, 2016. However, this control deficiency, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by our internal controls. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Plan for Remediation of the Material Weakness

During the fourth quarter of 2015, we designed a number of measures to address the material weakness identified above. Specifically, we designed additional controls over documentation and review of the inputs and results of our cash flow forecasts used in the impairment testing for our Wawa and Atikokan Facilities. These controls included the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to accounting for long-lived asset recoverability and impairment. We are in the process of implementing our remediation plan, and expect the control weakness to be remediated in the coming reporting periods. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control over Financial Reporting

As described in the Plan for Remediation of the Material Weakness section above, there were changes in our ICFR during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in “Note 9 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

After the Merger, we are a less diversified company dependent on the success of our wood fibre processing business.

With the completion of the Merger, we are a less diversified company with a focus only in the wood fibre processing industry.  As a result, our success is dependent on successful execution of our strategy for our wood fibre processing business, and the risks related to our wood fibre processing business will have a more significant impact on us.  For further information of risk factors related to our wood fibre processing business, please see “Part I — Item 1A. Risk Factors — Risks Related to Our Wood Fibre Processing Business” in the Annual Report. If we are unable to successfully execute our strategy for our wood fibre processing business, or successfully mitigate the risks associated with this business, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 6.	EXHIBITS.

Exhibit Index

10.1

First Amendment to Loan Documents, dated as of March 11, 2016, among Rentech Nitrogen Holdings, Inc., as borrower, Rentech, Inc., as parent guarantor, certain funds managed by or affiliated with GSO Capital Partners LP, as lenders and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on March 14, 2016).

10.2

Amendment to Waiver Letter, dated as of March 11, 2016, by Rentech, Inc., Rentech Nitrogen Holdings, Inc. and certain subsidiaries of Rentech, Inc. party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Rentech, Inc. on March 14, 2016).

10.3

Membership Interest Purchase Agreement, dated as of March 14, 2016, by and among Pasadena Commodities International, LLC, as Buyer, Rentech Nitrogen Partners, L.P. as Seller, Rentech, Inc. as Seller Representative and Rentech Nitrogen Pasadena Holdings, LLC, as the Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on March 18, 2016).

10.4

Separation Agreement, dated as of March 14, 2016, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen GP, LLC and Rentech Nitrogen Pasadena Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Rentech, Inc. on March 18, 2016).

10.5

Change in Control Severance Benefits Agreement, effective as of March 23, 2016, by and between Rentech, Inc. and Jeffrey Spain (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on March 29, 2016).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: May 10, 2016	/s/ Keith B. Forman
Keith B. Forman,
President and Chief Executive Officer

Dated: May 10, 2016	/s/ Jeffrey R. Spain
Jeffrey R. Spain,
Chief Financial Officer