Form 10-Q
period 2016-06-30
RENTECH, INC.
filed 2016-08-15
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-15795

RENTECH, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0957421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Potomac Street NW, 5th Floor

Washington, DC 20007

(Address of principal executive offices)

(202) 791-9040

(Registrant’s telephone number, including area code)

10877 Wilshire Boulevard, 10th Floor

Los Angeles, California 90024

(Former address of principal executive offices)

(310) 571-9800

(Registrant’s former telephone number, including area code)

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

The number of shares of the Registrant’s common stock outstanding as of July 29, 2016 was 23,188,643.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$47,414	$33,119
Accounts receivable, including unbilled revenue	14,987	9,495
Inventories	28,987	23,771
Prepaid expenses and other current assets	3,163	3,784
Other receivables	9,372	3,106
Assets of discontinued operations	76	63,854
Total current assets	103,999	137,129
Property, plant and equipment, net	242,805	240,700
Construction in progress	6,570	4,240
Other assets
Equity investment	56,830	—
Goodwill	40,255	40,255
Intangible assets	34,527	36,084
Deposits and other assets	4,507	4,457
Property held for sale	—	2,359
Assets of discontinued operations	10	185,067
Total other assets	136,129	268,222
Total assets	$489,503	$650,291
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$9,764	$12,266
Accrued payroll and benefits	4,790	5,340
Accrued liabilities	24,945	18,675
Deferred revenue	2,031	1,401
Current portion of long term debt	17,282	18,744
Accrued interest	301	337
Other	2,208	2,554
Liabilities of discontinued operations	1,365	54,052
Total current liabilities	62,686	113,369
Long-term liabilities
Debt	114,044	157,268
Earn-out consideration	933	871
Asset retirement obligation	234	223
Deferred income taxes	17,998	7,301
Other	1,666	1,675
Liabilities of discontinued operations	—	354,164
Total long-term liabilities	134,875	521,502
Total liabilities	197,561	634,871
Commitments and contingencies (Note 10)
Mezzanine equity
Series E convertible preferred stock: $10 par value; 4.5% dividend rate; 100 shares authorized, 0 and 100 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	95,840
Stockholders' equity (deficit)
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,189 and 23,033 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	232	230
Additional paid-in capital	532,793	543,724
Accumulated deficit	(223,505)	(531,971)
Accumulated other comprehensive loss	(20,233)	(27,204)
Total Rentech stockholders' equity (deficit)	289,287	(15,221)
Noncontrolling interests	2,655	(65,199)
Total equity (deficit)	291,942	(80,420)
Total liabilities and stockholders' equity (deficit)	$489,503	$650,291

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues
Product sales	$16,336	$22,624	$39,652	$42,456
Service revenues	15,457	17,301	32,078	33,905
Total revenues	31,793	39,925	71,730	76,361
Cost of sales
Product	20,655	22,603	47,158	40,183
Service	12,817	13,507	26,120	26,837
Total cost of sales	33,472	36,110	73,278	67,020
Gross profit (loss)	(1,679)	3,815	(1,548)	9,341
Operating expenses
Selling, general and administrative expense	7,742	14,186	16,856	25,154
Depreciation and amortization	775	1,189	1,783	2,634
Other expense, net	1,651	3	1,664	3
Total operating expenses	10,168	15,378	20,303	27,791
Operating loss	(11,847)	(11,563)	(21,851)	(18,450)
Other expense, net
Interest expense	(2,511)	(2,624)	(6,083)	(3,513)
Loss on debt repayment	(3,295)	—	(3,295)	—
Other income	367	2,101	513	1,988
Total other expenses, net	(5,439)	(523)	(8,865)	(1,525)
Loss from continuing operations before income taxes and equity in loss of investee	(17,286)	(12,086)	(30,716)	(19,975)
Income tax (benefit) expense	(109,489)	4,086	(111,891)	2,221
Income (loss) from continuing operations before equity in loss of investee	92,203	(16,172)	81,175	(22,196)
Equity in loss of investee	1,360	406	1,360	421
Income (loss) from continuing operations	90,843	(16,578)	79,815	(22,617)
Income (loss) from discontinued operations, net of tax	226,640	(62,133)	232,214	(56,048)
Net income (loss)	317,483	(78,711)	312,029	(78,665)
Net (income) loss attributable to noncontrolling interests	(157)	26,617	(3,563)	22,942
Loss on redemption of preferred stock	(11,049)	—	(11,049)	—
Preferred stock dividends	—	(1,320)	(1,320)	(2,640)
Net income (loss) attributable to Rentech common shareholders	$306,277	$(53,414)	$296,097	$(58,363)
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$3.37	$(0.78)	$2.84	$(1.11)
Discontinued operations	$9.58	$(1.55)	$9.67	$(1.44)
Net income (loss)	$12.95	$(2.33)	$12.51	$(2.54)
Diluted:
Continuing operations	$3.33	$(0.78)	$2.81	$(1.11)
Discontinued operations	$9.47	$(1.55)	$9.58	$(1.44)
Net income (loss)	$12.80	$(2.33)	$12.40	$(2.54)
Weighted-average shares used to compute net income (loss) per common share:
Basic	23,067	22,965	23,051	22,951
Diluted	23,324	22,965	23,268	22,951

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income (loss)	$317,483	$(78,711)	$312,029	$(78,665)
Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	—	4	—	8
Foreign currency translation	(230)	2,515	7,254	(6,787)
Other comprehensive income (loss)	(230)	2,519	7,254	(6,779)
Comprehensive income (loss)	317,253	(76,192)	319,283	(85,444)
Less: net (income) loss attributable to noncontrolling interests	(157)	26,617	(3,563)	22,942
Less: other comprehensive income attributable to noncontrolling interests	—	(2)	—	(4)
Comprehensive income (loss) attributable to Rentech	$317,096	$(49,577)	$315,720	$(62,506)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

					Accumulated	Total
			Additional		Other	Rentech		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
	(Unaudited)
Balance, December 31, 2014	229,308	$2,293	$543,091	$(417,349)	$(7,302)	$120,733	$3,102	$123,835
Common stock issued for services	259	3	(3)	—	—	—	—	—
Common stock issued for stock options exercised	254	2	27	—	—	29	—	29
Dividends - preferred stock	—	—	(2,640)	—	—	(2,640)	—	(2,640)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,477)	(10,477)
Equity-based compensation expense	—	—	2,386	—	—	2,386	286	2,672
Restricted stock units	218	2	(111)	—	—	(109)	—	(109)
Net loss	—	—	—	(55,723)	—	(55,723)	(22,942)	(78,665)
Other comprehensive income (loss)	—	—	—	—	(6,783)	(6,783)	4	(6,779)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance, June 30, 2015	230,039	$2,300	$542,750	$(473,073)	$(14,085)	$57,892	$(30,027)	$27,865

Balance, December 31, 2015	23,033	$230	$543,724	$(531,971)	$(27,204)	$(15,221)	$(65,199)	$(80,420)
Sale of investment in RNP	—	—	—	—	—	—	67,638	67,638
Common stock issued for services	125	2	(2)	—	—	—	—	—
Loss on redemption of preferred stock	—	—	(11,049)	—	—	(11,049)	—	(11,049)
Dividends - preferred stock	—	—	(1,320)	—	—	(1,320)	—	(1,320)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,345)	(3,345)
Equity-based compensation expense	—	—	1,303	—	—	1,303	—	1,303
Restricted stock units	31	—	(27)	—	—	(27)	—	(27)
Net income	—	—	—	308,466	—	308,466	3,563	312,029
Other comprehensive income	—	—	—	—	7,254	7,254	—	7,254
Other	—	—	164	—	(283)	(119)	(2)	(121)
Balance, June 30, 2016	23,189	$232	$532,793	$(223,505)	$(20,233)	$289,287	$2,655	$291,942

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$312,029	$(78,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(232,214)	56,048
Non-cash equity in loss of investee	1,329	—
Depreciation and amortization	11,296	10,363
Deferred income tax benefit	10,697	1,694
Utilization of spare parts	963	751
Write-down of inventory	10,298	2,504
(Gain) loss on disposal of fixed assets	1,664	(1,587)
Loss on debt repayment	3,295	—
Non-cash interest expense	314	(188)
Equity-based compensation	1,153	1,959
Other	(381)	483
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(5,295)	2,089
Other receivables	682	362
Inventories	(14,639)	(7,342)
Prepaid expenses and other current assets	687	(1,874)
Accounts payable	(3,126)	2,453
Deferred revenue	629	788
Accrued interest	(44)	11
Accrued liabilities, accrued payroll and other	3,810	(284)
Cash provided by (used in) operating activities of continuing operations	103,147	(10,435)
Cash provided by (used in) operating activities of discontinued operations	(114,240)	39,548
Net cash provided by (used in) operating activities	(11,093)	29,113
Cash flows from investing activities
Capital expenditures	(7,716)	(31,220)
Payment for acquisition, net of cash received	—	(7,214)
Proceeds from disposal of assets	2,442	—
Distributions received from equity investment	1,941	—
Other items	—	(1)
Cash used in investing activities of continuing operations	(3,333)	(38,435)
Cash provided by (used in) investing activities of discontinued operations	17,797	(14,671)
Net cash provided by (used in) investing activities	14,464	(53,106)
Cash flows from financing activities
Proceeds from debt and credit facilities	23,815	71,392
Payments and retirement of debt	(14,227)	(11,081)
Payment of debt issuance costs	—	(755)
Redemption of preferred stock	(10,000)	—
Dividends to preferred stockholders	(1,500)	(2,250)
Payment of earn-out consideration	—	(3,840)
Distributions to noncontrolling interests	(3,345)	(10,477)
Other	15	29
Net cash provided by (used in) financing activities	(5,242)	43,018
Effect of exchange rate on cash	344	(113)
Increase (decrease) in cash	(1,527)	18,912
Cash, beginning of period - continuing operations	33,119	16,167
Cash, beginning of period - discontinued operations	15,822	28,028
Cash, end of period	47,414	63,107
Cash from discontinued operations, end of period	—	38,502
Cash from continuing operations, end of period	$47,414	$24,605

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Six Months Ended June 30,
	2016	2015
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$6,002	$14,083
Receipt of CVR common units	202,145	—
Derecognition of net liabilities of RNP	(197,469)	—
Transfer of CVR common units to repurchase preferred stock	(97,083)	—
Transfer of CVR common units to repay debt	(45,036)	—
Derecognition of net assets of Pasadena Facility	8,894	—
Fair value of assets in acquisition	—	7,241
Fair value of liabilities assumed in acquisition	—	27
Increase in QS Construction Facility obligation	59	6,111
Increase in receivable from insurance	—	2,532
Accrued dividends on preferred stock	—	375

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of June 30, 2016, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016 (the “Annual Report”).

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

Sale and Merger - Discontinued Operations

On March 14, 2016, Rentech Nitrogen Partners, L.P. (“RNP”), a majority owned subsidiary of which the Company owned approximately 60%, completed the sale of Rentech Nitrogen Pasadena Holdings, LLC (“Pasadena Holdings”), the owner of a fertilizer facility in Pasadena, Texas (the “Pasadena Facility”), to Interoceanic Corporation (“IOC”) (the “Pasadena Sale”). The transaction included an initial cash payment to RNP of $5.0 million, which resulted in a distribution to the Company of $2.6 million. The transaction also includes a post-closing cash working capital adjustment. The Company has agreed with IOC on a working capital adjustment of $5.4 million. The working capital adjustment along with expected insurance refunds put the total expected distribution to RNP unitholders at approximately $5.7 million of which the Company would receive $3.4 million. The estimated loss on sale of $1.1 million is recorded in discontinued operations. The purchase agreement also includes an earn-out which would be paid to former RNP unitholders as of the closing of the Merger (defined below) equal to 50% of the Pasadena Facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years. The Company did not include the earn-out in the loss on sale calculation as it represents a gain contingency.

On April 1, 2016, RNP completed the previously announced transactions contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the “Merger Agreement”) under which RNP and Rentech Nitrogen GP, LLC (the “General Partner”) merged with affiliates of CVR Partners, L.P. (“CVR”), and RNP ceased to be a publicly traded company and became a wholly-owned subsidiary of CVR (the “Merger”). Pursuant to the Merger Agreement, each outstanding unit of RNP was exchanged for 1.04 common units of CVR (“CVR Common Units”) and $2.57 of cash. The Company received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. The Company used 17.0 million CVR Common Units received in the Merger and $10.0 million of cash to: (i) repurchase and retire all $100 million of the Company’s Series E Convertible Preferred Stock, par value $10.00 per share (the “Preferred Stock”) held by certain funds managed by or affiliated with GSO Capital Partners LP (the “GSO Funds”) and (ii) repay approximately $41.7 million of debt under the Company’s credit agreement with the GSO Funds (as amended from time to time, the “GSO Credit Agreement”). See Note 9 — Debt and Preferred Stock for further information regarding the Company’s transactions with the GSO Funds.

The Company currently owns approximately 7.2 million CVR Common Units. The Company’s share of book gain on sale of RNP is $358.6 million, which is recorded in discontinued operations. The gain is comprised primarily of $59.8 million of cash proceeds and CVR Common Units valued at $202.1 million, based on CVR’s closing price on March 31, 2016 of $8.36 per unit, compared to the Company’s share of RNP’s negative net book value of $97.6 million as of March 31, 2016. See Note 3 — Investment in CVR for further information regarding the Company’s investment in CVR.

The Company has presented its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect RNP as discontinued operations, excluding certain corporate expenses that the Company expects to incur on an on-going basis which were previously allocated to RNP. See Note 4 — Discontinued Operations.

Previously Reported Revenues and Cost of Sales

In the Form 10-Q for the quarterly period ended March 31, 2016, the Company incorrectly reported revenues and cost of sales for the Wood Pellets: Industrial segment. Certain intercompany transactions between the Atikokan Facility and the Wawa Facility, as defined in “Note 8 — Property, Plant and Equipment,” were not eliminated. As a result, both revenues and cost of sales were overstated by $1.4 million. There was no impact on gross profit, operating income, net income, cash flows or the balance sheets. Management does not believe the impact of these errors was material for the first quarter of 2016, the second quarter of 2016 or the previously issued Form 10-Q and has corrected the intercompany transactions in the year to date results through June 30, 2016.

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

In February 2016, the FASB issued an update to its guidance on lease accounting. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not significantly changed and the update does not significantly change the effect of finance and operating leases on the statement of operations. The new guidance is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently assessing the impact of adoption of this standard on our consolidated financial statements.

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

Note 3 — Investment in CVR

The Company owns 7.2 million CVR Common Units. The 7.2 million CVR Common Units were valued at $60.1 million, based on CVR’s closing price of $8.36 per Common Unit as of March 31, 2016. The 7.2 million CVR Common Units had a market value of $58.7 million, based on CVR’s closing price of $8.17 per Common Unit as of June 30, 2016. The investment in CVR is shown on the consolidated balance sheets under equity investment.

The investment in CVR is accounted for under the equity method of accounting. The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses 3% to 5% or more ownership of a limited partnership. In addition, the Company’s president and chief executive officer is on the board of directors for CVR GP, LLC, the general partner of CVR. The Company’s ownership in CVR represents approximately 6% of the total CVR Common Units outstanding, which is based on total CVR Common Units outstanding at June 30, 2016 of 113,282,973.

In applying the equity method, the Company recorded the investment at fair value and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. The investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge would only be recognized in earnings for a decline in value that is determined to be other than temporary. For the three and six months ended June 30, 2016, the Company recorded its proportionate share of loss from its investment in CVR of $1.1 million since it received the CVR Common Units on April 1, 2016, which is shown on the consolidated statement of operations under equity in loss of investee. In addition, as of the date of the Company’s investment in CVR, basis differences between the book value of equity on CVR’s balance sheet and the amount recorded on the Company’s books was ascribed to an asset and amortized over its useful life, which resulted in an additional expense of $0.3 million. During the three and six months ended June 30, 2016, since it received the CVR Common Units on April 1, 2016, the Company received distributions from CVR of $1.9 million. The Company analyzes the dividends received on a quarter-by-quarter basis without consideration of the investee’s forecasted earnings. Since the distributions received by the Company exceeded its proportionate share of CVR’s earnings, the entire distributions of $1.9 million were considered a return of investment and classified as an investing cash inflow on the consolidated statements of cash flows.

Note 4 — Discontinued Operations

The completed Merger represents a strategic shift that had a major effect on Rentech’s operations and financial results. As a result of the Merger Agreement and the Pasadena Sale, the Company has classified its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect RNP, excluding certain corporate expenses that the Company expects to continue on an on-going basis, which were previously allocated to RNP, as discontinued operations. Prior to the Merger Agreement, the Company reflected RNP in its reports as the East Dubuque business segment, the Pasadena business segment, and unallocated partnership items.

The Company’s consolidated balance sheets and consolidated statements of operations for all periods presented in this report also reflect the Energy Technologies segment as discontinued operations. On March 18, 2016, the Company completed the sale of the property (the “PDU Property”) that housed its product demonstration unit (“PDU”) in Colorado for $3.0 million. The preliminary loss recorded for the six months ended June 30, 2016 was $0.5 million, of which $0.1 million was recorded during the three months ended June 30, 2016. The Company is required to remit 50% of the net proceeds from the property sale to Sunshine Kaidi New Energy Group Co., Ltd. (“Kaidi”).  In 2014, Kaidi acquired the Company’s alternative energy technologies, certain pieces of equipment at the PDU and a right to 50% of the proceeds from the future sale of the PDU Property, net of the Company’s carrying and transaction costs for the property.

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

As of June 30, 2016
Energy Technologies
(in thousands)
Prepaid expenses and other current assets	$76
Total current assets	$76
Other assets	$10
Total other assets	$10
Total assets	$86

Accounts payable	$150
Accrued liabilities	1,215
Total current liabilities	$1,365
Total long-term liabilities	$—
Total liabilities	$1,365

	As of December 31, 2015
	RNP	Energy Technologies	Total
	(in thousands)
Cash	$15,822	$—	$15,822
Accounts receivable	11,451	—	11,451
Inventories	30,354	—	30,354
Prepaid expenses and other current assets	5,747	106	5,853
Other receivables	374	—	374
Total current assets	$63,748	$106	$63,854
Property held for sale	$159,596	$1,678	$161,274
Construction in progress	23,712	—	23,712
Other assets	71	10	81
Total other assets	$183,379	$1,688	$185,067
Total assets	$247,127	$1,794	$248,921
Accounts payable	$12,022	$498	$12,520
Accrued payroll and benefits	5,746	4	5,750
Accrued liabilities	13,694	455	14,149
Deferred revenues	16,983	—	16,983
Accrued interest	4,650	—	4,650
Total current liabilities	$53,095	$957	$54,052
Debt	$347,574	$—	$347,574
Asset retirement obligation	4,498	—	4,498
Other	2,092	—	2,092
Total long-term liabilities	$354,164	$—	$354,164
Total liabilities	$407,259	$957	$408,216

The following table summarizes the results of discontinued operations.

	For the Three Months Ended June 30, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Operating income, excluding gain (loss) on sale	—	346	346
Gain (loss) on sale	358,324	(172)	358,152
Other income, net	290	8	298
Income before income taxes	358,614	182	358,796
Income tax expense	132,102	54	132,156
Net income	226,512	128	226,640
Net income attributable to noncontrolling interests	116	—	116
Net income attributable to Rentech common shareholders	$226,396	$128	$226,524

Net income attributable to Rentech common shareholders	$226,396	$128	$226,524
Net income attributable to noncontrolling interests	116	—	116
Income from discontinued operations, net of tax	$226,512	$128	$226,640

	For the Three Months Ended June 30, 2015
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$109,852	$—	$109,852
Cost of sales	65,127	—	65,127
Gross profit	44,725	—	44,725
Operating loss	(61,278)	(232)	(61,510)
Other expenses, net	(4,135)	—	(4,135)
Loss before income taxes	(65,413)	(232)	(65,645)
Income tax (benefit) expense	(3,566)	54	(3,512)
Net loss	(61,847)	(286)	(62,133)
Net loss attributable to noncontrolling interests	(26,651)	—	(26,651)
Net loss attributable to Rentech common shareholders	$(35,196)	$(286)	$(35,482)

Net loss attributable to Rentech common shareholders	$(35,196)	$(286)	$(35,482)
Net loss attributable to noncontrolling interests	(26,651)	—	(26,651)
Loss from discontinued operations, net of tax	$(61,847)	$(286)	$(62,133)

	For the Six Months Ended June 30, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$54,347	$—	$54,347
Cost of sales	34,696	—	34,696
Gross profit	19,651	—	19,651
Operating income, excluding gain (loss) on sale	15,056	883	15,939
Gain (loss) on sale	357,510	(546)	356,964
Other expenses, net	(5,259)	(42)	(5,301)
Income before income taxes	367,307	295	367,602
Income tax expense	135,293	95	135,388
Net income	232,014	200	232,214
Net income attributable to noncontrolling interests	3,338	—	3,338
Net income attributable to Rentech common shareholders	$228,676	$200	$228,876

Net income attributable to Rentech common shareholders	$228,676	$200	$228,876
Net income attributable to noncontrolling interests	3,338	—	3,338
Income from discontinued operations, net of tax	$232,014	$200	$232,214

	For the Six Months Ended June 30, 2015
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$179,027	$56	$179,083
Cost of sales	115,518	50	115,568
Gross profit	63,509	6	63,515
Operating loss	(46,456)	(379)	(46,835)
Other expenses, net	(9,166)	—	(9,166)
Loss before income taxes	(55,622)	(379)	(56,001)
Income tax expense	47	—	47
Net loss	(55,669)	(379)	(56,048)
Net loss attributable to noncontrolling interests	(23,047)	—	(23,047)
Net loss attributable to Rentech common shareholders	$(32,622)	$(379)	$(33,001)

Net loss attributable to Rentech common shareholders	$(32,622)	$(379)	$(33,001)
Net loss attributable to noncontrolling interests	(23,047)	—	(23,047)
Loss from discontinued operations, net of tax	$(55,669)	$(379)	$(56,048)

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

The following table presents the financial instruments that were accounted for at fair value by level as of June 30, 2016 and December 31, 2015.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration - June 30, 2016	$—	$—	$933
Earn-out consideration - December 31, 2015	—	—	871

The following table presents the fair value and carrying value of the Company’s borrowings as of June 30, 2016.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$41,724	$—	$43,211
NEWP debt	—	17,521	—	17,618
GSO Credit Agreement	—	52,250	—	49,530

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2015.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$46,840	$—	$48,150
NEWP debt	—	15,964	—	16,203
GSO Credit Agreement	—	95,000	—	91,733

Earn-out Consideration

At June 30, 2016, the earn-out consideration was $0.9 million relating to the Atikokan Facility, as defined in “Note 8 — Property, Plant and Equipment”. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Facility, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers in the Atikokan Facility of $0.9 million, which will be repayable from any earn-out consideration. The collectability of the loan is tied to the amount of earn-out consideration the sellers receive from the Company.

A reconciliation of the change in the carrying value of the earn-out consideration during 2016 is as follows:

Atikokan
(in thousands)
Balance at December 31, 2015	$871
Add: Unrealized loss on foreign currency translation	62
Balance at June 30, 2016	$933

A reconciliation of the change in the carrying value of the earn-out consideration during 2015 is as follows:

	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$1,295	$5,000	$6,295
Less: Earn-out consideration payment	—	(5,000)	(5,000)
Less: Unrealized gain	(396)	—	(396)
Less: Unrealized gain on foreign currency translation	(81)	—	(81)
Balance at June 30, 2015	$818	$—	$818

Debt Valuation

The Fulghum Fibres, Inc. (“Fulghum”) debt and New England Wood Pellet, LLC (“NEWP”) debt are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

The GSO Credit Agreement is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. The Company concluded that the carrying value, before the discount, of the GSO Credit Agreement approximated the fair value of such loan as of June 30, 2016 and December 31, 2015 based on its floating interest rate and the Company’s assessment that the fixed-rate margins are still at market.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three and six months ended June 30, 2016 and 2015.

Note 6 — Derivative Instruments

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments as assets or liabilities on the Company’s consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are included in earnings in other income (expense) and reported under cash flows from operating activities.

Interest Rate and Currency Swaps

The Company’s wholly owned subsidiary, NEWP, entered into three interest rate swaps in notional amounts that cover the borrowings under its two industrial revenue bonds and a real estate mortgage loan.

Under the interest rate swaps, NEWP pays interest at a fixed rate of 5.29% on the outstanding balance of one of the industrial revenue bonds, 5.05% on the outstanding balance of the other industrial revenue bond and 7.95% on the outstanding balance of the real estate mortgage loan. NEWP receives interest at the variable interest rates specified in the various swap agreements.

The Company’s wholly owned subsidiary, Fulghum, has entered into two interest rate swaps in notional amounts that cover the borrowings under two of its long-term loans. Under the interest rate swaps, Fulghum pays interest at a fixed rate of 6.83% on the outstanding balance of one of the loans and 5.15% on the outstanding balance of the other loan. Fulghum receives interest at the variable interest rates specified in the various swap agreements. The 5.15% interest rate swap was terminated in July 2015.

Through the interest rate swaps, the Company is essentially fixing the variable interest rate to be paid on these borrowings.

The interest rate swaps are accounted for as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at both June 30, 2016 and December 31, 2015 represents the unrealized loss of $0.6 million. Any adjustments to the fair value of the interest rate swaps are recorded in other income (expense) on the consolidated statements of operations.

Net gain (loss) on interest rate swaps:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Realized loss	$—	$—	$—	$—
Unrealized gain (loss)	30	116	(6)	123
Total net gain (loss) on interest rate swaps	$30	$116	$(6)	$123

Fulghum’s subsidiary in Chile uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary liabilities (in this case, four loans) denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary liabilities are recognized into earnings in the line item other income - net in our consolidated statements of operations. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The total notional values of derivatives related to our foreign currency economic hedges were $11.1 million and $9.5 million as of June 30, 2016 and December 31, 2015, respectively.

The currency swaps are accounted for as derivatives for accounting purposes. The currency swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The fair value of the currency derivatives is the difference between the contract values and the exchange rates at the end of the period. The fair value of the currency swaps at June 30, 2016 and December 31, 2015 represents the unrealized loss.

	For the Three Months Ended Jun 30,		For the Six Months Ended Jun 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Realized loss	$—	$—	$—	$—
Unrealized gain (loss)	4	(34)	352	(92)
Total net gain (loss) on currency swaps	$4	$(34)	$352	$(92)

The interest rate swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$(561)	$(555)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(561)	$(555)

The currency swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Currency swaps recorded in current liabilities:
Gross amounts recognized	$(1,184)	$(1,536)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(1,184)	$(1,536)

The following table presents the financial instruments that were accounted for at fair value by level as of June 30, 2016:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	561	—
Currency swaps	—	1,184	—

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2015:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	555	—
Currency swaps	—	1,536	—

Note 7 — Inventories

Inventories consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Finished goods	$18,422	$12,970
Raw materials	10,565	10,801
Total inventory	$28,987	$23,771

At June 30, 2016, the Company wrote down the value of its wood pellet inventory by $5.2 million to estimated net realizable value within its Wood Pellets: Industrial segment. For the six months ended June 30, 2016, the Company’s consolidated statements of operations include inventory write-downs from March 31, 2016 and June 30, 2016 that total $10.3 million. At June 30, 2015, the Company wrote down the value of its wood pellet inventory by $2.5 million to net realizable value within its Wood Pellets: Industrial segment. The write-downs were reflected in cost of goods sold.

Note 8 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Land and land improvements	$7,035	$6,850
Buildings and building improvements	16,298	16,078
Machinery and equipment	244,866	233,560
Furniture, fixtures and office equipment	419	1,293
Computer equipment and computer software	5,741	5,732
Vehicles	8,289	7,120
Leasehold improvements	2,512	2,712
	285,160	273,345
Less: Accumulated depreciation	(42,355)	(32,645)
Total property, plant and equipment, net	$242,805	$240,700

Construction in progress consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Fulghum Fibres	$473	$607
Atikokan Facility	823	215
Wawa Facility	4,975	2,170
Other	299	1,248
Total construction in progress	$6,570	$4,240

The construction in progress balance includes no capitalized interest costs at June 30, 2016.

Fulghum Fibres

On April 8, 2016, Fulghum completed the sale of one of its mills in the United States and the customer took over operations of the mill. The mill was expected to be sold in the second quarter of 2016 and was classified as property held for sale on the Company’s consolidated balance sheet as of December 31, 2015. Since the carrying value was written down in 2015, an immaterial amount of loss was recognized upon the sale in 2016.

Atikokan and Wawa

The Company’s wood pellet facility in Atikokan, Ontario, Canada (the “Atikokan Facility”), which is expected to produce 110,000 metric tons of wood pellets annually, is in the ramp-up phase. During ramp-up of the Atikokan Facility, the Company discovered the need to modify or replace a portion of the plant’s conveyance systems. The first group of the faulty conveyors at the Atikokan Facility was modified at the end of 2015 and the conveyors’ performance is currently being evaluated as part of the plant’s operations. A second group of three conveyors is expected to be modified in September 2016. The remaining conveyor systems will continue to be monitored for issues through 2016 and will be scheduled for modification as necessary. The Atikokan Facility is expected to reach full capacity after all of necessary conveyor work is completed barring any other possible unforeseen issues that may arise during the ramp-up phase.

The Company’s wood pellet facility in Wawa, Ontario, Canada (the “Wawa Facility”) is expected to produce 450,000 metric tons of wood pellets annually. All of the original installed equipment at the Wawa Facility has been commissioned and the plant has been producing wood pellets, but at rates below expectations. During the ramp-up of the Wawa Facility, the Company discovered the need to modify or replace a significant portion of the plant’s conveyance systems. The first phase of modifications of the plant’s conveyance systems was completed in late 2015. The remaining work to the conveyance systems is expected to be completed  in the third quarter of 2016. In light of the production challenges the Company has experienced at the Wawa Facility, it is evaluating the production capacity of the plant. The Company is investigating whether there are potential design shortcomings similar to those that surfaced with the plant’s conveyance systems that might limit capacity. The Company is also evaluating uptime and operating efficiency rates achievable for full capacity. The Company’s discussions with other pellet producers and engineering firms over the past year have shown that there is a wide disparity of these rates across established industrial pellet manufacturing plants in North America. The Company’s focus at this time is on improving operations and various plant processes to achieve sustained operations. The Company believes it is premature to revise the capacity of the Wawa Facility until such time that it has fully tested the design assumptions of the major processes of the plant, remediated all of the material handling issues, and completed the ramp-up of the facility. However, if the Company applies a range of assumed operating efficiencies typical for the industry, the plant’s annual production capacity would be between 400,000 and 450,000 metric tons. The Company believes the low end of this capacity range would still allow it to fulfill its annual obligations under its contract with Drax Power Limited (“Drax”) and to generate positive cash flow. We have also observed that historically within the wood pellet industry that ramping up to full design capacity takes considerable time, several years in most cases. Taking into account the amount of time required to complete the repair and modification of the conveyance systems and to ramp up to design operating efficiency rates as historically observed in the wood pellet industry, the Company does not expect the Wawa Facility to reach full capacity until 2017.

At June 30, 2016, remaining cash expenditures to complete the modifications to the Atikokan and Wawa Facilities are expected to be approximately $16.5 million, of which $5.6 million is recorded in accounts payable and accrued liabilities as of June 30, 2016. The Company expects that cash on hand will be sufficient to fund the Atikokan and Wawa Facilities until they have been ramped up to full production and later begin to generate positive cash flow.

Corporate

During the three months ended June 30, 2016, the Company wrote off computer software of $1.0 million, previously recorded in construction in progress, and leasehold improvements, furniture and office equipment totaling $0.4 million.

Note 9 — Debt and Preferred Stock

As of June 30, 2016, the Company was in compliance with its debt covenants. Total debt consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
QS Construction Facility(1)	$20,967	$19,926
Fulghum debt	42,347	47,049
GSO Credit Agreement	52,250	95,000
NEWP debt	17,563	16,107
Total debt	$133,127	$178,082
Less: Debt issuance costs	(1,652)	(2,002)
Plus: Unamortized net premium (discount)	(149)	(68)
Less: Current portion	(17,018)	(18,307)
Less: Current portion unamortized net (premium) discount	(295)	(468)
Plus: Current portion debt issuance costs	31	31
Long-term debt	$114,044	$157,268

(1)	The amount that the Company owes under the obligation is $14.3 million.

On April 1, 2016, the Company acquired and cancelled all of the outstanding shares of Preferred Stock. See Note 1 — Basis of Presentation. The Preferred Stock was accounted for as mezzanine equity in the consolidated balance sheets. Dividends were recorded in the consolidated statements of stockholders’ equity and consisted of the 4.5% dividend plus the amortization of issuance costs and accretion of discount.

Mezzanine equity consisted of the following:

As of
December 31, 2015
(in thousands)
Original issue price of Preferred Stock	$100,000
Less: Issuance costs	(2,648)
Less: Unamortized discount	(1,512)
Total mezzanine equity	$95,840

Redemption of Preferred Stock and Reduction of Indebtedness (In Connection with the Merger)

In connection with the consummation of the Merger, on April 1, 2016, the parties amended the GSO Credit Agreement pursuant to which Rentech Nitrogen Holdings, Inc. (“RNHI”), an indirect wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Term Loan Credit Agreement among RNHI, certain funds managed by or affiliated with GSO Capital Partners LP, as lenders, and Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Agent”) and repaid approximately $41.7 million of term debt under the GSO Credit Agreement in exchange for approximately 5.4 million CVR Common Units received from the Merger valued at $45.0 million, based on the closing price of the CVR Common Units of $8.36 as of March 31, 2016. The difference between the fair value of the consideration transferred of $45.0 million and the repayment of principal of $41.7 million resulted in a loss on debt repayment of $3.3 million. Further, in connection with a waiver to the GSO Credit Agreement, in May 2016 the Company made a $1.0 million principal prepayment to the lenders under the GSO Credit Agreement, which permitted NEWP, a loan party, to increase the capacity of its revolving credit facility (as described below). The GSO Credit Agreement currently consists of a $52,250,000 term loan facility, which matures on April 9, 2019 and bears interest at a rate equal to the greater of (i) LIBOR plus 7.00% and (ii) 8.00% per annum (the “Loans”).

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

Also in connection with the consummation of the Merger, on April 1, 2016, the Company and DSHC, LLC, a wholly owned subsidiary of  the Company (“DSHC”), entered into the Preferred Equity Exchange and Discharge Agreement (the “Exchange Agreement”) with the GSO Funds and GSO Capital Partners LP, as the Holders’ Representative under the Exchange Agreement, pursuant to which the Company acquired and cancelled all 100,000 shares of Preferred Stock, from the GSO Funds in exchange for approximately 11.6 million CVR Common Units valued at $97.1 million, based on the closing price of the CVR Common Units of $8.36 as of March 31, 2016, $10.0 million in cash and the payment of all unpaid accrued and accumulated dividends of $1.5 million on the Preferred Stock through April 1, 2016. The difference between the fair value of the consideration transferred of $107.1 million and the carrying value of the Preferred Stock redeemed of $96.0 million resulted in a reduction to additional paid-in capital of $11.1 million, which is reflected in loss on redemption of preferred stock on the consolidated statement of operations.

Modification of NEWP Revolving Credit Facility

In May 2016, NEWP amended its revolving credit facility to increase available borrowings from $2.5 million to $6.0 million, and to permit a maximum borrowing of $7.0 million for a limited period between June 1, 2016 and September 30, 2016. As of June 30, 2016, there are outstanding borrowings of $2.9 million under this credit facility.

Note 10 — Commitments and Contingencies

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

The Drax Contract has been amended in order to adjust required delivery schedules to reflect expected delays in production at the Wawa Facility. The amendments resulted in certain contract adjustments, including cash payments to Drax, credits on deliveries in early 2016, and adding 36,000 metric tons of contracted deliveries in each of 2018 and 2019 at pricing levels contracted for 2015, which would be lower than the pricing levels for 2018-19 in the original contract.

The Company has revised the delivery schedule with Drax for 2016 to be consistent with its current ramp-up expectations for the Wawa Facility. The revised schedule eliminates deliveries of wood pellets that would fill three vessels or approximately 144,000 metric tons. The Company will not incur any make-whole payments or other penalties to Drax associated with this revised 2016 delivery schedule.

Rentech’s subsidiary that owns the Atikokan Facility entered into a ten-year take-or-pay contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which such subsidiary is required to deliver 45,000 metric tons of wood pellets annually. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility to up to 90,000 metric tons annually.

A Rentech subsidiary has contracted with Canadian National Railway Company (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec. The Atikokan Facility is located 1,300 track miles and the Wawa Facility is located 1,100 track miles from the Port of Quebec. Under the Canadian National Contract, such subsidiary has committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls would result in a penalty of $1,000 Canadian dollars per rail car. Due to issues discovered at the Wawa Facility, the Company did not fully meet its 2015 commitment under the Canadian National Contract. The resulting cash penalties are expected to be approximately $3.3 million (subject to adjustment based on Canadian currency exchange rates), which are to be paid in 2016 and 2017. In addition, the Company may incur additional carload shortfall penalties for 2016, which are not currently known, under the Canadian National Contract as a result of the continued delays in ramping up the Wawa Facility and the revised 2016 delivery scheduled to Drax.

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

In order to perfect their liens, RDR, EAD Controls and Agrirecycle commenced separate causes of action in Ontario Superior Court naming the RTK Parties and the Company as defendants and seeking to recover over $5.1 million in the aggregate. Of this amount, approximately $2.9 million is attributable to claims for amounts allegedly due under contracts with the RTK Parties, whereas the remainder is attributable to amounts claimed by subcontractors against our direct contractors.

In December of 2015 and January of 2016, the RTK Parties filed statements of defense denying the allegations set forth by RDR, EAD Controls and Agrirecycle and seeking over $40.2 million in the aggregate by way of counterclaims and cross-claims against EAD Engineering, EAD Controls, Agrirecycle and RDR for damages incurred due to defective engineering, design, equipment supply and construction at our pellet facilities, including the cost to remedy and replace defective work as well as penalties, schedule delays and lost profits. The Company will continue to vigorously defend itself against the allegations made by EAD Controls, Agrirecycle and RDR and vigorously pursue recovery from EAD Engineering, EAD Controls, Agrirecycle and RDR. Given that this litigation is in the pleadings stage and discovery has yet to begin, the Company is unable to estimate at this time the likelihood or the amount of any judgments which may be rendered either in favor of or against it or the RTK Parties.

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

Note 11 — Income Taxes

For the three months ended June 30, 2016, the Company recorded an income tax expense of $22.7 million, consisting of a $109.5 million income tax benefit in continuing operations and a $132.2 million income tax expense in discontinued operations. For the six months ended June 30, 2016, the Company recorded an income tax expense of $23.5 million, consisting of a $111.9 million income tax benefit in continuing operations and a $135.4 million income tax expense in discontinued operations. The allocation to discontinued operations was determined using the incremental method by subtracting the benefit that was generated from continuing operations from the provision for the Company as a whole. The Company’s effective income tax rate (income tax benefit as a percentage of loss from continuing operations before income taxes) was -349% for the six months ended June 30, 2016. The difference between the United States federal statutory rate of 35% and the effective rate primarily was attributable to the outside basis difference in foreign subsidiaries, impact of foreign earnings, impact of state taxes, utilization of net operating loss (“NOL”) carryforwards, research and development (“R&D”) credits and alternative minimum tax (“AMT”) credits.

Due to the gain on sale of RNP during the three months ended June 30, 2016, the Company utilized all of the federal NOL carryforwards, R&D credits and AMT credit carryforwards. The Company released $79.5 million of valuation allowance and this resulted in a tax benefit for continuing operations. For state tax purposes, there are remaining deferred tax assets of $1.9 million for which the Company has considered results of operations and concluded that it is more likely than not that the state deferred tax assets will not be realized.

For the three months ended June 30, 2015, the Company recorded an income tax expense of $0.6 million, consisting of a $4.1 million income tax expense in continuing operations and a $3.5 million income tax benefit in discontinued operations. For the six months ended June 30, 2015, the Company recorded an income tax expense of $2.3 million, consisting of a $2.3 million income tax expense in continuing operations. The allocation to discontinued operations was determined using the incremental method by subtracting the expense that was generated from continuing operations from the provision for the Company as a whole. The Company’s effective income tax rate (income tax expense as a percentage of loss from continuing operations before income taxes) was 11% for the six months ended June 30, 2015. The difference between the United States federal statutory rate of 35% and the effective rate primarily was attributable to the outside basis difference in foreign subsidiaries, impact of foreign earnings and impact of state taxes.

Note 12 — Segment Information

The Company operates in three business segments, as described below. Results of the East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented. As of June 30, 2016, the Company’s three business segments are:

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

•

Wood Pellets: NEWP — The operations of NEWP, which produces wood pellets for the residential and commercial heating markets. The segment includes Allegheny Pellet Corporation’s (“Allegheny”) operations from the closing date of its acquisition on January 23, 2015.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Fulghum Fibres	$20,829	$25,723	$48,265	$48,377
Wood Pellets: Industrial	6,538	2,544	16,399	4,208
Wood Pellets: NEWP	4,426	11,658	7,066	23,776
Total revenues	$31,793	$39,925	$71,730	$76,361
Gross profit (loss)
Fulghum Fibres	$2,939	$4,278	$7,605	$7,985
Wood Pellets: Industrial	(5,198)	(3,058)	(10,167)	(3,462)
Wood Pellets: NEWP	580	2,595	1,014	4,818
Total gross profit (loss)	$(1,679)	$3,815	$(1,548)	$9,341
Selling, general and administrative expenses
Fulghum Fibres	$1,175	$947	$2,376	$2,629
Wood Pellets: Industrial	1,346	7,205	2,654	11,124
Wood Pellets: NEWP	499	718	1,060	1,422
Total segment selling, general and administrative expenses	$3,020	$8,870	$6,090	$15,175
Depreciation and amortization
Fulghum Fibres	$289	$699	$830	$1,680
Wood Pellets: Industrial	53	39	100	82
Wood Pellets: NEWP	302	312	597	590
Total segment depreciation and amortization recorded in operating expenses	644	1,050	1,527	2,352
Fulghum Fibres	1,936	2,139	3,822	4,159
Wood Pellets: Industrial	2,116	600	5,110	1,003
Wood Pellets: NEWP	290	629	458	1,407
Total depreciation and amortization recorded in cost of sales	4,342	3,368	9,390	6,569
Total segment depreciation and amortization	$4,986	$4,418	$10,917	$8,921
Other operating expenses
Fulghum Fibres	$229	$3	229	$3
Wood Pellets: Industrial	—	—	—	—
Wood Pellets: NEWP	—	—	12	—
Total segment other operating expenses	$229	$3	$241	$3
Operating income (loss)
Fulghum Fibres	$1,247	$2,630	$4,170	$3,673
Wood Pellets: Industrial	(6,596)	(10,301)	(12,920)	(14,668)
Wood Pellets: NEWP	(221)	1,565	(655)	2,806
Total segment operating loss	$(5,570)	$(6,106)	$(9,405)	$(8,189)
Interest expense
Fulghum Fibres	$576	$580	$1,147	$1,119
Wood Pellets: Industrial	407	400	845	516
Wood Pellets: NEWP	151	150	292	290
Total segment interest expense	$1,134	$1,130	$2,284	$1,925
Net income (loss)
Fulghum Fibres	$521	$3,057	$2,174	$1,965
Wood Pellets: Industrial	(7,015)	(10,699)	(13,753)	(15,378)
Wood Pellets: NEWP	(313)	1,538	(868)	2,680
Total segment net loss	$(6,807)	$(6,104)	$(12,447)	$(10,733)
Reconciliation of segment net loss to consolidated net income (loss):
Segment net loss	$(6,807)	$(6,104)	$(12,447)	$(10,733)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(4,720)	(5,318)	(10,765)	(9,979)
Corporate and unallocated depreciation and amortization expense	(131)	(139)	(256)	(282)
Corporate and unallocated income (expenses) recorded as other income (expense)	(4,727)	—	(4,723)	3
Corporate and unallocated interest expense	(1,375)	(1,494)	(3,798)	(1,588)
Corporate income tax benefit (expense)	109,932	(3,523)	113,133	(38)
Equity in loss of CVR(1)	(1,329)	—	(1,329)	—
Income (loss) from discontinued operations, net of tax(2)	226,640	(62,133)	232,214	(56,048)
Consolidated net income (loss)	$317,483	$(78,711)	$312,029	$(78,665)

(1)

For the three and six months ended June 30, 2016, equity in loss of investee includes $1.3 million, which includes the Company’s proportionate share of loss from its investment in CVR and amortization of the basis differences.

(2)	For the three and six months ended June 30, 2016, income from discontinued operations, net of tax includes $358.6 million, which is the Company’s proportionate share of the book gain on sale of RNP.

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Total assets
Fulghum Fibres	$174,758	$179,327
Wood Pellets: Industrial	152,022	142,887
Wood Pellets: NEWP	63,982	62,709
Total segment assets	$390,762	$384,923
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$390,762	$384,923
Corporate and other	98,655	16,447
Discontinued operations	86	248,921
Consolidated total assets	$489,503	$650,291

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Total goodwill
Fulghum Fibres	$29,932	$29,932
Wood Pellets: NEWP	10,323	10,323
Total goodwill	$40,255	$40,255

	For the Six Months Ended June 30,
	2016	2015
	(in thousands)
Capital expenditures
Fulghum Fibres	$3,921	$6,963
Wood Pellets: Industrial	2,885	23,005
Wood Pellets: NEWP	359	631
Corporate and other	551	621
Discontinued operations	11,075	16,359
Total capital expenditures	$18,791	$47,579

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
United States	$16,822	$26,425	$33,150	$52,064
Canada	6,538	2,544	16,399	4,208
Other	8,433	10,956	22,181	20,089
Total revenues	$31,793	$39,925	$71,730	$76,361

The following table sets forth assets by geographic area:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
United States - Continuing Operations	$295,330	$216,472
Canada	152,001	142,866
Other	42,086	42,032
Total assets - Continuing Operations	489,417	401,370
United States - Discontinued Operations	86	248,921
Total assets	$489,503	$650,291

Note 13 — Net Income (Loss) Per Common Share Allocated to Rentech

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

The Company's policy is to only allocate earnings to participating securities for continuing operations, discontinued operations and in total during periods in which income is reported.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except for per share data)
Numerator:
Income (loss) from continuing operations	$90,843	$(16,578)	$79,815	$(22,617)
Less: Loss on redemption of preferred stock	(11,049)	—	(11,049)	—
Less: Preferred stock dividends	—	(1,320)	(1,320)	(2,640)
Less: Income from continuing operations attributable to noncontrolling interests	(41)	(34)	(225)	(105)
Less: Income from continuing operations allocated to participating securities	(1,987)	—	(1,740)	—
Income (loss) from continuing operations allocated to common shareholders	$77,766	$(17,932)	$65,481	$(25,362)
Numerator:
Income (loss) from discontinued operations	$226,640	$(62,133)	$232,214	$(56,048)
Less: (Income) loss from discontinued operations attributable to noncontrolling interests	(116)	26,651	(3,338)	23,047
Less: Income from discontinued operations allocated to participating securities	(5,644)	—	(5,926)	—
Income (loss) from discontinued operations allocated to common shareholders	$220,880	$(35,482)	$222,950	$(33,001)
Numerator:
Net income (loss) attributable to Rentech common shareholders	$306,277	$(53,414)	$296,097	$(58,363)
Less: Income allocated to participating securities	(7,631)	—	(7,666)	—
Net income (loss) allocated to common shareholders	$298,646	$(53,414)	$288,431	$(58,363)
Denominator:
Weighted average common shares outstanding	23,067	22,965	23,051	22,951
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	—	—	—
Common stock options	—	—	—	—
Restricted stock	257	—	217	—
Diluted shares outstanding	23,324	22,965	23,268	22,951
Basic:
Continuing operations	$3.37	$(0.78)	$2.84	$(1.11)
Discontinued operations	$9.58	$(1.55)	$9.67	$(1.44)
Net income (loss) per common share	$12.95	$(2.33)	$12.51	$(2.54)
Diluted:
Continuing operations	$3.33	$(0.78)	$2.81	$(1.11)
Discontinued operations	$9.47	$(1.55)	$9.58	$(1.44)
Net income (loss) per common share	$12.80	$(2.33)	$12.40	$(2.54)

For the three and six months ended June 30, 2016, 1.2 million shares of Common Stock issuable pursuant to stock options, stock warrants and restricted stock units were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2015, 5.9 million shares of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report and “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and from time to time in our other periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to successfully execute our strategy, and mitigate the risks, with our wood fibre processing business;
•	our ability to realize the benefits of the acquisitions of Fulghum, NEWP, Allegheny and the Atikokan and Wawa Facilities;
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

OVERVIEW OF OUR BUSINESS

We are a leading provider of wood fibre processing services, high-quality wood chips and wood pellets. Our wood fibre processing business includes Fulghum, which operates 32 wood chipping mills in the United States and South America. Fulghum provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America. Our wood pellet business includes our Atikokan and Wawa Facilities and NEWP. The Atikokan and Wawa Facilities are expected to have a combined annual production capacity of 560,000 metric tons, and NEWP’s annual capacity is 300,000 tons. Wood pellets produced at the Atikokan Facility are being used primarily for utility power generation in Canada and pellets produced at the Wawa Facility are being used primarily for utility power generation in the United Kingdom. The Atikokan Facility is currently in the ramp-up phase and producing wood pellets. All of the original installed equipment at the Wawa Facility has been commissioned and the plant has been producing wood pellets, though not at the expected production rate. For an update on the Atikokan and Wawa Facilities, see “Note 8 — Property, Plant and Equipment” to the consolidated financial statements included in this report. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets, operating four wood pellet facilities in the Northeast. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

We are now a pure play wood fibre processing company with three core businesses: contract wood handling and chipping services, the manufacture and sale of wood pellets for the U.S. heating market and the manufacture, aggregation and sale of wood pellets for the utility and industrial power generation market.

Overview of our Results of Operations

Our operating segments have been affected in different ways by various negative and positive factors in 2016. The results and outlook for our Wood Pellets: Industrial segment depend primarily on operating results from the Atikokan and Wawa Facilities. Although both facilities are producing wood pellets, we are still in ramp-up at both facilities as we complete the modifications to the conveyance systems. During the six months ended June 30, 2016, we shipped three vessels containing a combined approximately 95,000 metric tons of wood pellets from the Port of Quebec, which were delivered to and accepted by Drax. The Atikokan Facility shipped approximately 25,000 metric tons of wood pellets to OPG during the six months ended June 30, 2016. However, we have had inventory write downs of $10.3 million through June 30, 2016 as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during this period of ramp-up. Results at NEWP continue to be impacted by the abnormally warm temperatures in the Northeast during the most recent winter along with depressed prices for competitive heating fuels such as heating oil and propane. In addition to stalled consumer purchases during the first quarter 2016, distributers have been slower than in the last several years to build inventories for the upcoming winter. As a result, NEWP’s sales volumes were significantly lower than historical levels. NEWP’s revenue decreased from $23.8 million for the six months ended June 30, 2015 to $7.1 million for the six months ended June 30, 2016. NEWP’s gross profit decreased from $4.8 million for the six months ended June 30, 2015 to $1.0 million for the six months ended June 30, 2016. In response to market conditions, NEWP has temporarily scaled back production at its facilities since February 2016. With respect to Fulghum, revenue was $48.3 million for the six months ended June 30, 2016, compared to $48.4 million for the six months ended June 30, 2015. Fulghum’s gross profit was $7.6 million for the six months ended June 30, 2016, compared to $8.0 million for the six months ended June 30, 2015.

Because of the Merger completed on April 1, 2016, we were able to pay down our debt to the GSO Funds and repurchase our Preferred Stock, reducing interest payments, eliminating dividend payments, and providing us with liquidity and a strengthened balance sheet.

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

Seasonality

Our Wood Fibre Processing Business

Wood Chipping Business — Fulghum Fibres

Our wood chipping mills typically operate throughout the year; however, there may be quarter-to-quarter fluctuations in processing revenue at individual mills. These fluctuations are usually due to variations in customer-controlled deliveries of logs, production levels at customers’ mills, maintenance requirements, and/or weather-related events. Our customer contracts typically stipulate minimum volume requirements and shortfall fees. Such fees partially mitigate volatility in revenues of our United States mills. When seasonal precipitation is expected to prevent deliveries or make deliveries of logs to the mills difficult, our customers frequently coordinate delivery schedules to build log inventories in advance of such conditions. Building sufficient inventory of logs at our mills enables Fulghum to process logs with few interruptions during the rainy season. Based on our customers’ expected relatively continuous wood chip requirements, the terms of our processing agreements and our customers’ focus on maintaining proper log inventories, we do not expect to experience material seasonality in Fulghum’s United States or Uruguayan operations. However, one of our mills in Chile typically ceases wood chip processing operations for one to two months during its winter season due to the customer’s inability to harvest and deliver logs to the facility. Since a significant portion of the revenue in Fulghum’s South American operations is derived from the sale of wood chips, primarily for export from Chile, an interruption in the supply of logs could adversely affect revenue and profitability. The export portion of Fulghum’s revenues, and the associated profits, may be more variable than the revenue and profits derived from processing fees pursuant to long-term contracts.

Wood Pellet Business — Industrial

We do not expect significant seasonality in our profits from our Atikokan and Wawa Facilities, although we do expect to recognize revenue and receive cash in large increments with each shipment by vessel for exported pellets. We expect each vessel to contain approximately 48,000 metric tons. We have entered into long-term off-take contracts with Drax and OPG, which are utility companies that operate throughout the year subject to maintenance shutdowns. We have been producing wood pellets from our facilities year-round to meet these contractual requirements. Ground conditions during the wet season referred to as “spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood to supply pellet production. We expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months to mitigate this potential interruption of wood supply. This inventory build-up may increase our working capital requirements. The Port of Quebec typically remains ice-free during the winter months, which we expect will reduce the risk of interruptions in shipments to Drax. Because shipments to Drax will occur in large vessels, quarterly or annual revenues and profits could fluctuate depending on the timing and number of shipments in each period, particularly until we reach full production capacity at the Wawa Facility.

Wood Pellet Business — NEWP

Since NEWP’s wood pellets are used for heating, its sales are seasonal. We typically ship the highest volume of wood pellets from our NEWP facilities during the third and fourth quarters of each year. During the last two calendar years, approximately 56% of NEWP’s total annual volumes were shipped in the second half of the year. As a result of the seasonality of shipments and sales, we expect to experience significant fluctuations in NEWP’s revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product demand and deliveries. To accommodate NEWP’s seasonal sales, we typically build up NEWP’s finished goods inventory from March through August of each year. This inventory build-up typically increases our working capital requirements.

The abnormally warm temperatures during the most recent winter have disrupted seasonal buying patterns of the last couple of years. In addition to unusually low sales volumes during the first quarter in the year, customers who have historically bought wood pellets in the spring and summer for the upcoming winter season are now waiting until the fall and winter to make their purchases. As a result, we expect a significantly higher percentage of our sales to be in the last half of this year than has been in past years.

Business Segments

We operate in three business segments, which are  Fulghum Fibres, Wood Pellets: Industrial, and Wood Pellets: NEWP. See “Note 12 — Segment Information” in “Part I—Item 1. Financial Statements” to the consolidated financial statements included in this report for more information on the description of the segments. Allegheny’s operations are included only from the closing date of the Allegheny acquisition, which was January 23, 2015. Results of the East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Fulghum Fibres	$20,829	$25,723	48,265	48,377
Wood Pellets: Industrial	6,538	2,544	16,399	4,208
Wood Pellets: NEWP	4,426	11,658	7,066	23,776
Total revenues	$31,793	$39,925	$71,730	$76,361
Gross profit (loss)
Fulghum Fibres	$2,939	$4,278	7,605	7,985
Wood Pellets: Industrial	(5,198)	(3,058)	(10,167)	(3,462)
Wood Pellets: NEWP	580	2,595	1,014	4,818
Total gross profit (loss)	$(1,679)	$3,815	$(1,548)	$9,341
Selling, general and administrative expenses
Fulghum Fibres	$1,175	$947	$2,376	$2,629
Wood Pellets: Industrial	1,346	7,205	2,654	11,124
Wood Pellets: NEWP	499	718	1,060	1,422
Total segment selling, general and administrative expenses	$3,020	$8,870	$6,090	$15,175
Operating income (loss)
Fulghum Fibres	$1,247	$2,630	4,170	3,673
Wood Pellets: Industrial	(6,596)	(10,301)	(12,920)	(14,668)
Wood Pellets: NEWP	(221)	1,565	(655)	2,806
Total segment operating loss	$(5,570)	$(6,106)	$(9,405)	$(8,189)
Net income (loss)
Fulghum Fibres	$521	$3,057	2,174	1,965
Wood Pellets: Industrial	(7,015)	(10,699)	(13,753)	(15,378)
Wood Pellets: NEWP	(313)	1,538	(868)	2,680
Total segment net loss	$(6,807)	$(6,104)	$(12,447)	$(10,733)
Reconciliation of segment net loss to consolidated net income (loss):
Segment net loss	$(6,807)	$(6,104)	$(12,447)	$(10,733)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(4,720)	(5,318)	(10,765)	(9,979)
Corporate and unallocated depreciation and amortization expense	(131)	(139)	(256)	(282)
Corporate and unallocated income (expenses) recorded as other income (expense)	(4,727)	—	(4,723)	3
Corporate and unallocated interest expense	(1,375)	(1,494)	(3,798)	(1,588)
Corporate income tax benefit (expense)	109,932	(3,523)	113,133	(38)
Equity in loss of CVR(1)	(1,329)	—	(1,329)	—
Income (loss) from discontinued operations, net of tax(2)	226,640	(62,133)	232,214	(56,048)
Consolidated net income (loss)	$317,483	$(78,711)	$312,029	$(78,665)

(1)

For the three and six months ended June 30, 2016, equity in loss of investee includes $1.3 million, which is our proportionate share of loss from our investment in CVR and amortization of the basis differences.

(2)	For the three and six months ended June 30, 2016, income from discontinued operations, net of tax includes $358.6 million, which is our proportionate share of the book gain on sale of RNP.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015:

Continuing Operations

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Fulghum Fibres	$20,829	$25,723	$48,265	$48,377
Wood Pellets: Industrial	6,538	2,544	16,399	4,208
Wood Pellets: NEWP	4,426	11,658	7,066	23,776
Total revenues	$31,793	$39,925	$71,730	$76,361

Fulghum Fibres

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Services	$15,457	$17,301	$32,079	$33,905
Product	5,372	8,422	16,186	14,472
Total revenues - Fulghum	$20,829	$25,723	$48,265	$48,377

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

Revenues were $20.8 million for the three months ended June 30, 2016, compared to $25.7 million for the same period last year. Revenues from operations in the United States were $12.4 million for the second quarter of 2016, as compared to $14.8 million in the prior year period. Revenues from operations in South America were $8.4 million for the second quarter of 2016, as compared to $10.9 million in the prior year period. The decrease in revenues from the United States operations is due to the previously announced sale of a mill in April 2016 and regional flooding impacting two paper mill facilities of our customers, reducing demand for wood chips from Fulghum’s mills. The decrease in South America revenues was primarily due to lower biomass product sales in South America and chip sales to Asia in the second quarter of 2016 as compared to 2015. For the three months ended June 30, 2016, our mills in the United States processed 2.6 million green metric tons, or GMT, of logs into wood chips and residual fuels; our mills in South America processed 0.7 million GMT of logs. For the three months ended June 30, 2015, our mills in the United States processed 3.1 million GMT of logs into wood chips and residual fuels; our mills in South America processed 0.6 million GMT of logs.

Revenues were $48.3 million for the six months ended June 30, 2016, compared to $48.4 million for the same period last year. Revenues from operations in the United States were $26.1 million during the six months ended June 30, 2016, as compared to $28.3 million in the prior year period. Revenues from operations in South America were $22.2 million during the six months ended June 30, 2016, as compared to $20.1 million in the prior year period. The decrease in revenues from the United States operations is due to the sale of a mill in April 2016 and regional flooding impacting two paper mill facilities of our customers, reducing demand for wood chips from Fulghum’s mills. The increase in South America revenues was primarily due to higher biomass product sales in South America and chip sales to Asia in the first half of 2016 as compared to 2015. For the six months ended June 30, 2016, our mills in the United States processed 5.8 million GMT of logs into wood chips and residual fuels; our mills in South America processed 1.4 million GMT of logs. For the six months ended June 30, 2015, our mills in the United States processed 6.0 million GMT of logs into wood chips and residual fuels; our mills in South America processed 1.3 million GMT of logs.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically electric utilities generating electricity. We began producing wood pellets at the Atikokan Facility in February 2015 and at the Wawa Facility in May 2015. Revenues were $6.5 million for the three months ended June 30, 2016, earned by delivering approximately 56,000 metric tons of wood pellets. Revenues were $2.5 million for the three months ended June 30, 2015, earned by delivering approximately 13,500 metric tons of wood pellets.

Revenues were $16.4 million for the six months ended June 30, 2016, earned by delivering approximately 120,000 metric tons of wood pellets. Revenues were $4.2 million for the six months ended June 30, 2015, earned by delivering approximately 22,700 metric tons of wood pellets.

We have revised the delivery schedule with Drax for 2016 to be consistent with our current ramp-up expectations for the Wawa Facility. The revised schedule eliminates deliveries of wood pellets that would fill three vessels or approximately 144,000 metric tons. We will not incur any make-whole payments or other penalties to Drax associated with this revised 2016 delivery schedule.

In the third quarter of 2016, we have a scheduled outage at the Wawa Facility to complete the remaining work on the conveyance systems and to perform other maintenance activities. In September 2016, we have scheduled an outage at the Atikokan Facility for the next phase of conveyor replacements.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States residential and commercial heating markets. Revenues were $4.4 million for the three months ended June 30, 2016 on deliveries of 24,000 tons of wood pellets. Revenues were $11.7 million for the three months ended June 30, 2015 on deliveries of 57,000 tons of wood pellets.

Revenues were $7.1 million for the six months ended June 30, 2016 on deliveries of 37,000 tons of wood pellets. Revenues were $23.8 million for the six months ended June 30, 2015 on deliveries of 120,000 tons of wood pellets.

Results at NEWP continue to be impacted by the abnormally warm temperatures in the Northeast during the most recent winter along with depressed prices for competitive heating fuels such as heating oil and propane. In addition to stalled consumer purchases during the first quarter 2016, distributers have been slower than in the last several years to build inventories for the upcoming winter. As a result, NEWP’s sales volumes were significantly lower than historical levels. In response to market conditions, NEWP has temporarily scaled back production at its facilities since February 2016.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of sales:
Fulghum Fibres	$17,890	$21,445	40,660	40,392
Wood Pellets: Industrial	11,736	5,602	26,566	7,670
Wood Pellets: NEWP	3,846	9,063	6,052	18,958
Total cost of sales	$33,472	$36,110	$73,278	$67,020

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the three months ended June 30, 2016 was $17.9 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 83% of our cost of sales for the three months ended June 30, 2016. Depreciation expense included in cost of sales was $1.9 million during the three-month period ended June 30, 2016.

Cost of sales for the three months ended June 30, 2015 was $21.4 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 83% of our cost of sales for the three months ended June 30, 2015. Depreciation expense included in cost of sales was $2.1 million during the three-month period ended June 30, 2015.

Cost of sales for the six months ended June 30, 2016 was $40.7 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 84% of our cost of sales for the six months ended June 30, 2016. Depreciation expense included in cost of sales was $3.8 million during the six-month period ended June 30, 2016.

Cost of sales for the six months ended June 30, 2015 was $40.4 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 82% of our cost of sales for the six months ended June 30, 2015. Depreciation expense included in cost of sales was $4.2 million during the six-month period ended June 30, 2015.

The decrease in cost of sales between the three months ended June 30, 2015 and the three months ended June 30, 2016 is primarily due to the decrease in processing volumes at our mills in the United States and lower biomass and chip sales by our operations in South America between periods, which resulted in the decrease in product costs.

Wood Pellets: Industrial

We began producing wood pellets at the Atikokan Facility in February 2015 and at the Wawa Facility in May 2015. Cost of sales primarily consists of wood fibre feedstock, labor, repairs and maintenance, transportation, electricity and depreciation.

Cost of sales for the three months ended June 30, 2016 was $11.7 million. At June 30, 2016, we wrote down our wood pellet inventory by $5.2 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during this period of ramp-up. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 74% of cost of sales for the three months ended June 30, 2016. Depreciation expense included in the cost of sales was $2.1 million for three months ended June 30, 2016, of which $0.8 million was included in the inventory write-down.

Cost of sales for the three months ended June 30, 2015 was $5.6 million. At June 30, 2015, we wrote down our wood pellet inventory by $2.5 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the commissioning period. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 46% of cost of sales for the three months ended June 30, 2015. Depreciation expense included in the cost of sales was $0.6 million for three months ended June 30, 2015.

Cost of sales for the six months ended June 30, 2016 was $26.6 million. For the six months ended June 30, 2016, our consolidated statements of operations include the inventory write-downs from March 31, 2016 and June 30, 2016 that total $10.3 million. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 74% of cost of sales for the six months ended June 30, 2016. Depreciation expense included in the cost of sales was $5.1 million for six months ended June 30, 2016, of which $1.8 million was included in the inventory write-downs.

Cost of sales for the six months ended June 30, 2015 was $7.7 million. At June 30, 2015, we wrote down our wood pellet inventory by $2.5 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the commissioning period. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 50% of cost of sales for the six months ended June 30, 2015. Depreciation expense included in the cost of sales was $1.0 million for six months ended June 30, 2015.

The increase in cost of sales between the three months ended June 30, 2015 and the three months ended June 30, 2016 is primarily due to the increase in sales volumes between periods. Cost of sales for the second quarter of 2016 were also higher because of a $5.2 million inventory adjustment on wood pellets that were produced during the ramp up phase at the Atikokan and Wawa Facilities at costs per ton that were higher than expected sales prices. In addition, depreciation expense is considerably higher for the second quarter of 2016 because assets at the Atikokan and Wawa Facilities were in service for the full period in contrast with the second quarter of 2015. Atikokan Facility assets were put into service in February 2015 and Wawa Facility assets were put into service in May 2015.

The increase in cost of sales between the six months ended June 30, 2015 and the six months ended June 30, 2016 is primarily due to the increase in sales volumes between periods. Cost of sales for the first half of 2016 were also higher because of $10.3 million in inventory adjustments on wood pellets that were produced during the ramp up phase at the Atikokan and Wawa Facilities at costs per ton that were higher than expected sales prices. The inventory write-off in the first half of 2015 was $2.5 million. In addition, depreciation expense is considerably higher for the first half of 2016 because assets at the Atikokan and Wawa Facilities were in service for the full period in contrast with the first half of 2015.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the three months ended June 30, 2016 was $3.8 million. For the three months ended June 30, 2016, wood fibre feedstock, packaging, labor and electricity comprised 75% of cost of sales. Depreciation expense included in the cost of sales was $0.3 million for three months ended June 30, 2016.

Cost of sales for the three months ended June 30, 2015 was $9.1 million. For the three months ended June 30, 2015, wood fibre feedstock, packaging, labor and electricity comprised 75% of cost of sales. Depreciation expense included in the cost of sales was $0.6 million for three months ended June 30, 2015.

Cost of sales for the six months ended June 30, 2016 was $6.1 million. For the six months ended June 30, 2016, wood fibre feedstock, packaging, labor and electricity comprised 76% of cost of sales. Depreciation expense included in the cost of sales was $0.5 million for six months ended June 30, 2016.

Cost of sales for the six months ended June 30, 2015 was $19.0 million. For the six months ended June 30, 2015, wood fibre feedstock, packaging, labor and electricity comprised 76% of cost of sales. Depreciation expense included in the cost of sales was $1.4 million for six months ended June 30, 2015.

The decreases in cost of sales between the periods in 2015 and the corresponding periods in 2016 are primarily due to the decreases in sales volumes between periods.

Gross Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Gross Profit (Loss):
Fulghum Fibres	$2,939	$4,278	7,605	7,985
Wood Pellets: Industrial	(5,198)	(3,058)	(10,167)	(3,462)
Wood Pellets: NEWP	580	2,595	1,014	4,818
Total gross profit (loss)	$(1,679)	$3,815	$(1,548)	$9,341

Fulghum Fibres

Gross profit was $2.9 million for the three months ended June 30, 2016, compared to $4.3 million for the same period last year. Gross profit margin for the three months ended June 30, 2016 was 14%, compared to 17% for the same period in the prior year. The decreases in gross profit and gross margin were due primarily to lower revenues due to the sale of a mill in the United States and lower product sales volumes at our operations in South America.

Gross profit was $7.6 million for the six months ended June 30, 2016, compared to $8.0 million for the same period last year. Gross profit margin for the six months ended June 30, 2016 was 16%, compared to 17% for the same period in the prior year.

Wood Pellets: Industrial

Gross loss for the three months ended June 30, 2016 was $5.2 million, compared to $3.1 million for the same period in the prior year. Gross loss margin was -80% for the three months ended June 30, 2016, compared to -120% for the same period in the prior year. The increased gross loss in 2016 was due to higher sales volumes at production costs that exceed sales prices as the Atikokan and Wawa Facilities are ramping up, including the related write down of inventory by $5.2 million during the three months ended June 30, 2016, and considerably higher depreciation expense in the second quarter of 2016 than in the second quarter of 2015. Further, certain expenses were recorded as operating expenses during the three months ended June 30, 2015 before assets were placed into service. These expenses were capitalized to product inventory and included in cost of sales during the three months ended June 30, 2016 as both the Atikokan and Wawa Facilities were in service during the entire three months ended June 30, 2016. During the three months ended June 30, 2015, the Atikokan Facility was in the ramp-up phase and producing wood pellets, and the Wawa Facility was commissioned and producing a limited quantity of wood pellets. The improvement in gross loss margin between periods was due to improvements in production costs and increased revenues as a result of the higher volumes shipped during the three months ended June 30, 2016 as compared to the same period last year.

Gross loss for the six months ended June 30, 2016 was $10.2 million, compared to $3.5 million for the same period in the prior year. Gross loss margin was 62% for the six months ended June 30, 2016, compared to 82% for the same period in the prior year. The increased gross loss in 2016 was due to higher sales volumes at production costs that exceed sales prices as the Atikokan and Wawa Facilities are ramping up, including the related write down of inventory by $10.3 million during the six months ended June 30, 2016 and considerably higher depreciation expense in the first half of 2016 than in the first half of 2015. Further, certain expenses were recorded as operating expenses during the six months ended June 30, 2015 before assets were placed into service. These expenses were capitalized to product inventory and included in cost of sales during the six months ended June 30, 2016 as both the Atikokan and Wawa Facilities were in service during the entire six months ended June 30, 2016. The improvement in gross loss margin between periods was due to improvements in production costs and increased revenues as a result of the higher volumes shipped during the six months ended June 30, 2016 as compared to the same period last year.

Wood Pellets: NEWP

Gross profit for the three months ended June 30, 2016 was $0.6 million, compared to $2.6 million for the same period in the prior year. Gross profit margin was 13% for the three months ended June 30, 2016, compared to 22% for the same period in the prior year. Gross profit and gross profit margin were lower because of lower sales volumes and sales prices during the three months ended June 30, 2016.

Gross profit for the six months ended June 30, 2016 was $1.0 million, compared to $4.8 million for the same period in the prior year. Gross profit margin was 14% for the six months ended June 30, 2016, compared to 20% for the same period in the prior year. Gross profit and gross profit margin were lower because of lower sales volumes and sales prices during the six months ended June 30, 2016.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Operating expenses:
Fulghum Fibres	$1,692	$1,648	3,435	4,312
Wood Pellets: Industrial	1,398	7,243	2,753	11,206
Wood Pellets: NEWP	801	1,030	1,669	2,012
Corporate and unallocated expenses	6,277	5,457	12,446	10,261
Total operating expenses	$10,168	$15,378	$20,303	$27,791

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses, which include personnel, professional and office costs, and depreciation and amortization expense related to non-wood chip processing assets.

Selling, general and administrative expenses for the three months ended June 30, 2016 were $1.2 million, compared to $0.9 million for the same period in the prior year.

Selling, general and administrative expenses for the six months ended June 30, 2016 were $2.4 million, compared to $2.6 million for the same period in the prior year. Depreciation and amortization expense included in operating expense for the six months ended June 30, 2016 was $0.8 million, compared to $1.7 million for the same period last year. The decrease in depreciation and amortization expense was due to lower amortization of processing agreement intangible assets. The majority of Fulghum’s depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Wood Pellets: Industrial

Operating expenses were primarily comprised of selling, general and administrative expenses, which include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Facilities, and other business development costs.

Selling, general and administrative expenses were $1.3 million for the three months ended June 30, 2016, compared to $7.2 million for the same period in the prior year. The decrease was primarily due to certain expenses recorded as operating expenses during the three months ended June 30, 2015 before assets were placed into service. These expenses were capitalized to product inventory and included in cost of sales during the three months ended June 30, 2016 because the Atikokan and Wawa Facilities were in service during the entire three months ended June 30, 2016. In addition, selling, general and administrative expenses for the three months ended June 30, 2015 included penalties to Drax of $2.6 million.

Selling, general and administrative expenses were $2.7 million for the six months ended June 30, 2016, compared to $11.1 million for the same period in the prior year. The decrease was primarily due to certain expenses recorded as operating expenses during the six months ended June 30, 2015 before assets were placed into service. These expenses were capitalized to product inventory and included in cost of sales during the six months ended June 30, 2016 because the Atikokan and Wawa Facilities were in service during the entire six months ended June 30, 2016. In addition, selling, general and administrative expenses for the six months ended June 30, 2015 included penalties to Drax of $2.6 million.

In addition, we may incur additional carload shortfall penalties for 2016, which are not currently known, under the Canadian National Contract as a result of the continued delays in ramping up the Wawa Facility and the revised 2016 delivery scheduled to Drax.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses, which include personnel, professional and office costs, and depreciation and amortization expense.

Selling, general and administrative expenses for the three months ended June 30, 2016 was $0.5 million, compared to $0.7 million for the same period in the prior year. Depreciation and amortization expense included in operating expense was $0.3 million in each of the three months ended June 30, 2016 and 2015. Depreciation expense relating to wood pellet processing assets was recorded in cost of sales.

Selling, general and administrative expenses for each of the six-month periods ended June 30, 2016 and 2015 were $1.1 million and $1.4 million, respectively. Depreciation and amortization expense included in operating expense was $0.6 million in each of the six months ended June 30, 2016 and 2015. Depreciation expense relating to wood pellet processing assets was recorded in cost of sales.

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

Selling, general and administrative expenses were $4.7 million for the three-month period ended June 30, 2016 compared to $5.3 million for the same period last year. The decrease was primarily due to a decrease in computer software-related costs of $0.8 million, consulting costs of $0.4 million and non-cash equity-based compensation of $0.4 million, partially offset by increases in severance and exit costs of $0.4 million, transaction costs of $0.2 million, professional services fees of $0.2 million, and sublease commissions of $0.2 million. Non-cash equity-based compensation expense was $0.7 million for the three months ended June 30, 2016, compared to $1.1 million for the same period in the prior year.

Selling, general and administrative expenses were $10.8 million for the six-month period ended June 30, 2016 compared to $10.0 million for the same period last year. The increase was primarily due to increases in severance and exit costs of $0.8 million, transaction costs of $0.6 million, professional services fees of $0.4 million, board expense of $0.2 million, and sublease commissions of $0.2 million, plus a reduction of $0.6 million in allocations to other business segments, partially offset by a decrease in non-cash equity-based compensation of $0.8 million, computer software-related costs of $0.8 million and consulting costs of $0.6 million. Non-cash equity-based compensation expense was $1.2 million for the six months ended June 30, 2016, compared to $2.0 million for the same period in the prior year.

Other operating expenses for the three and six months ended June 30, 2016 include write-offs for computer software of $1.0 million and leasehold improvements, furniture and office equipment totaling $0.4 million.

Operating Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Operating Income (Loss):
Fulghum Fibres	$1,247	$2,630	4,170	3,673
Wood Pellets: Industrial	(6,596)	(10,301)	(12,920)	(14,668)
Wood Pellets: NEWP	(221)	1,565	(655)	2,806
Corporate and unallocated expenses	(6,277)	(5,457)	(12,446)	(10,261)
Total operating loss	$(11,847)	$(11,563)	$(21,851)	$(18,450)

Fulghum Fibres

Operating income was $1.2 million for the three months ended June 30, 2016, compared to $2.6 million for the same period last year. The decrease in operating income was primarily due to lower product sales volumes in South America and the sale of a mill in the United States, as discussed above.

Operating income was $4.2 million for the six months ended June 30, 2016, compared to $3.7 million for the same period last year. The increase in operating income was primarily due to lower operating expenses, as discussed above.

Wood Pellets: Industrial

Operating loss was $6.6 million for the three months ended June 30, 2016, compared to $10.3 million for the same period last year. The decrease in operating loss was due to improvements in production costs and increased revenues as a result of the higher volumes shipped during the three months ended June 30, 2016 as compared to the same period last year, which also included penalties to Drax.

Operating loss was $12.9 million for the six months ended June 30, 2016, compared to $14.7 million for the same period last year. The decrease in operating loss was due to improvements in production costs and increased revenues as a result of the higher volumes shipped during the six months ended June 30, 2016 as compared to the same period last year, which also included penalties to Drax.

Wood Pellets: NEWP

Operating loss was $0.2 million for the three months ended June 30, 2016, compared to operating income of $1.6 million for the three months ended June 30, 2015. The decrease in operating income was due to lower sales and sales prices caused by the abnormally warm recent winter along with depressed prices for competitive heating fuels such as heating oil and propane, as discussed above.

Operating loss was $0.7 million for the six months ended June 30, 2016 compared to operating income of $2.8 million for the six months ended June 30, 2015. The decrease in operating income was due to lower sales and sales prices caused by the abnormally warm recent winter along with depressed prices for competitive heating fuels such as heating oil and propane, as discussed above.

Corporate and Unallocated Expenses

Operating loss was $6.3 million for the three months ended June 30, 2016, compared to $5.5 million for the same period last year. The increase in operating loss was primarily due to increases in transaction and severance costs, and the write-off of assets, partially offset by a decrease in non-cash equity-based compensation, as described above.

Operating loss was $12.4 million for the six months ended June 30, 2016, compared to $10.3 million for the same period last year. The increase in operating loss was primarily due to increases in transaction and severance costs, and the write-off of assets, partially offset by a decrease in non-cash equity-based compensation, as described above.

Discontinued Operations

Results of RNP and the Energy Technologies segment are accounted for as discontinued operations for all periods presented. See “Note 4 — Discontinued Operations” to the consolidated financial statements included in this report.

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

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for Fulghum.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fulghum net income per segment disclosure	$521	$3,057	$2,174	$1,965
Add Fulghum items:
Net interest expense	575	579	1,144	1,117
Income tax expense	428	523	1,207	2,125
Depreciation and amortization	2,225	2,838	4,652	5,839
Other(1)	(278)	(1,544)	(356)	(1,534)
Fulghum's Adjusted EBITDA	$3,471	$5,453	$8,821	$9,512

(1)	The amounts for 2015 include a gain of $1.6 million relating to an insurance settlement.

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for NEWP.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
NEWP net income (loss) per segment disclosure	$(313)	$1,538	$(868)	$2,680
Add NEWP items:
Net interest expense	150	149	291	288
Income tax expense	15	40	35	57
Depreciation and amortization	592	941	1,055	1,997
Other	(74)	(161)	(114)	(218)
NEWP's Adjusted EBITDA	$370	$2,507	$399	$4,804

The table below reconciles Wood Pellet - Industrial’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net loss for Wood Pellet - Industrial.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Wood Pellets: Industrial net loss per segment disclosure	$(7,015)	$(10,699)	$(13,753)	$(15,378)
Add Wood Pellets: Industrial items:
Net interest expense	380	392	818	498
Income tax expense	—	4	—	4
Depreciation and amortization	2,169	639	5,210	1,085
Other	39	18	16	209
Wood Pellets: Industrial Adjusted EBITDA	$(4,427)	$(9,646)	$(7,709)	$(13,582)

The table below reconciles Consolidated Adjusted EBITDA (excluding equity in loss of CVR and discontinued operations), which is a non-GAAP financial measure, to income (loss) from continuing operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Income (loss) from continuing operations	$90,843	$(16,578)	$79,815	$(22,617)
Add items:
Net interest expense	2,480	2,614	6,051	3,491
Loss on debt repayment	3,295	—	3,295	—
Income tax (benefit) expense	(109,489)	4,090	(111,891)	2,224
Depreciation and amortization	5,117	4,557	11,173	9,203
Equity in loss of CVR	1,329	—	1,329	—
Other(1)	1,118	(1,687)	974	(1,546)
Consolidated Adjusted EBITDA, excluding equity in loss of CVR and discontinued operations	$(5,307)	$(7,004)	$(9,254)	$(9,245)

(1)

The amounts for 2016 include the write-offs for the computer software, leasehold improvements, furniture and office equipment totaling $1.4 million. The amounts for 2015 include a gain of $1.6 million relating to an insurance settlement.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities - continuing operations	$103,147	$(10,435)
Operating activities - discontinued operations	(114,240)	39,548
Investing activities - continuing operations	(3,333)	(38,435)
Investing activities - discontinued operations	17,797	(14,671)
Financing activities	(5,242)	43,018
Effect of exchange rate on cash	344	(113)
Increase (decrease) in cash	$(1,527)	$18,912

Operating Activities

Revenues were $71.7 million for the six months ended June 30, 2016, compared to $76.4 million for the same period in the prior year. The decrease in revenues was primarily due to the decrease in sales volumes and sales prices at NEWP, partially offset by increases in sales volumes at the Atikokan Facility, the Wawa Facility and Fulghum’s South American operations.

Net cash provided by operating activities – continuing operations for the six months ended June 30, 2016 was $103.1 million. We had net income from continuing operations of $79.8 million for the six months ended June 30, 2016, which included $11.3 million of depreciation and amortization expense, of which $1.8 million was included in the inventory write-down, and a $10.3 million write-down of inventory. Inventories increased by $14.6 million during the six months ended June 30, 2016 primarily due to an increase in inventory at NEWP because of the abnormally warm temperatures in the Northeast during the most recent winter that resulted in lower sales, partially offset by decreases in inventory at Fulghum and the Atikokan and Wawa Facilities due to timing of sales. Accounts receivable increased by $5.3 million primarily due to timing of sales.

Net cash used in operating activities – continuing operations for the six months ended June 30, 2015 was $10.4 million. We had net loss from continuing operations of $22.6 million for the six months ended June 30, 2015, which included $10.4 million of depreciation and amortization expense. Inventories increased by $7.3 million during the six months ended June 30, 2015 primarily due to the normal seasonality of our business. Accounts receivable decreased by $2.1 million due primarily to timing of collections.

Net cash used in operating activities – discontinued operations for the six months ended June 30, 2016 was $114.2 million. We had net income – discontinued operations of $232.2 million for the six months ended June 30, 2016, which includes $358.6 million for our share of the book gain on sale of RNP, and was partially offset by income tax expense of $135.4 million.

Net cash provided by operating activities – discontinued operations for the six months ended June 30, 2015 was $39.5 million. We had net loss – discontinued operations of $56.0 million for the six months ended June 30, 2015.

Investing Activities

Net cash used in investing activities – continuing operations was $3.3 million for the six months ended June 30, 2016, compared to $38.4 million for the same period in the prior year. Net cash used in investing activities for the six months ended June 30, 2016 was primarily related to capital expenditures at the Atikokan and Wawa Facilities and some of Fulghum’s mills, partially offset by proceeds from disposals of assets and distributions received from our equity investment in CVR. Net cash used in investing activities for the six months ended June 30, 2015 was primarily related to the capital expenditures for the construction of the Atikokan and Wawa Facilities. During the six months ended June 30, 2015, we also completed the Allegheny acquisition.

Net cash provided by investing activities – discontinued operations was $17.8 million, compared to net cash used in investing activities – discontinued operations of $14.7 million for the same period in the prior year.

Financing Activities

Net cash used in financing activities was $5.2 million for the six months ended June 30, 2016, compared to net cash provided by financing activities of $43.0 million for the same period in the prior year. During the six months ended June 30, 2016, we borrowed $23.8 million under various credit agreements. During the period, we made debt payments of $14.2 million, and RNP made cash distributions to holders of noncontrolling interests of $3.3 million. We also used $10.0 million, along with CVR Common Units valued at $97.1 million to repurchase the Preferred Stock. CVR Common Units valued at $45.0 million were used to pay down $41.7 million under the GSO Credit Agreement. During the six months ended June 30, 2015, we borrowed an additional $45.0 million under the GSO Credit Agreement and an additional $9.0 million under RNP’s credit agreement. We also entered into an $8.0 million term loan in connection with the Allegheny acquisition. During the period, we made debt payments of $11.1 million, and RNP made cash distributions to holders of noncontrolling interests of $10.5 million. We also made an earn-out consideration payment of $5.0 million, which includes the $3.8 million value of the initial earn-out consideration at the closing of the NEWP acquisition. The payment also includes $1.2 million of the earn-out consideration that was recorded in the consolidated statements of operations and which was reflected in the changes in operating assets and liabilities in the consolidated statements of cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, our current assets and current liabilities, excluding those of discontinued operations, consisted of the following (in thousands):

Cash	$47,414
Accounts receivable	14,987
Inventories	28,987
Other current assets	12,535
Total current assets	$103,923
Accounts payable	$9,764
Accrued liabilities	24,945
Debt	17,282
Other current liabilities	9,330
Total current liabilities	$61,321

At June 30, 2016, our debt consisted of the following (in thousands):

GSO Credit Agreement	$52,250
Fulghum debt(1)	42,347
NEWP debt(2)	17,563
QS Construction Facility(3)	20,967
Total debt	$133,127

(1)	The Fulghum debt consists primarily of 14 term loans and six short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(2)	The NEWP debt consists primarily of four term loans with each term loan secured by specific property and equipment.
(3)	The amount that we owe under the obligation is $14.3 million.

Sources and Uses of Capital

During the six months ended June 30, 2016, we funded development activities, operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand, cash from the sale of RNP, and distributions from RNP and CVR. We expect to be able to fund our operating needs, including capital expenditures remaining on the Atikokan and Wawa Facilities, from our operating cash flow, cash on hand and distributions from CVR, for at least the next 12 months.

Debt Facilities

Our debt facilities used to support our wood fibre processing business and corporate activities are the Fulghum debt, the NEWP debt, the QS Construction Facility, the credit agreement with Bank of Montreal, or the BMO Credit Agreement, and the GSO Credit Agreement. We expect Fulghum and NEWP to cover their respective debt service with their cash from operations. We expect debt service related to the remaining debt to be funded with cash on hand and distributions from CVR. For a description of the terms of our various debt instruments, see “Note 15 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. On April 1, 2016, we entered into the GSO Credit Agreement, which currently consists of a $52.2 million term loan facility. In May 2016, we amended NEWP’s revolving credit facility to increase available borrowings. For a description of the terms of the GSO Credit Agreement and the amendment to NEWP’s revolving credit facility, see “Note 9 — Debt and Preferred Stock” to the consolidated financial statements included in this report.

2016 Transactions

On March 14, 2016, RNP completed the sale of Pasadena Holdings to IOC. The transaction included an initial cash payment to RNP of $5.0 million, which resulted in a distribution to us of $2.6 million. The transaction also includes a post-closing cash working capital adjustment. We have agreed with IOC on a working capital adjustment of $5.4 million. The working capital adjustment along with expected insurance refunds put the total expected distribution to RNP unitholders at approximately $5.7 million, of which we would receive $3.4 million.

On April 1, 2016, RNP completed the Merger with CVR. We received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. We used 17.0 million CVR Common Units and $10.0 million of cash to: (i) repurchase and retire all

$100 million of our Preferred Stock held by the GSO Funds and (ii) repay approximately $41.7 million of debt under the GSO Credit Agreement.

Cash Distributions

We expect quarterly distributions from CVR to be a source of liquidity for our wood fibre processing and corporate activities. Cash distributions from CVR may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. We own approximately 7.2 million CVR Common Units. Assuming we continue to hold the CVR Common Units, we would receive quarterly distributions if made by CVR. However, our ownership interest in CVR may be reduced over time if we elect to sell any of our CVR Common Units or if additional common units were to be issued by CVR, as the case may be. CVR declared a cash distribution to its common unitholders for the second quarter of 2016 of $0.17 per unit. We will receive a distribution of $1.2 million. The cash distribution will be paid on August 15, 2016 to unitholders of record at the close of business on August 8, 2016.

Capital Expenditures

We estimate the total cost to acquire and convert the Atikokan and Wawa Facilities, including the costs of required modifications to the material-handling systems, will be approximately $145 million. This total cost includes working capital, commissioning costs, and contingency on the planned repairs and modifications to material handling systems. Our projection for capital expenditures does not include contingencies to address any other unforeseen issues that may arise during ramp-up of the facilities. For the six months ended June 30, 2016, total combined expenditures, including construction, working capital and costs to commission, for the Atikokan and Wawa Facilities were approximately $4.8 million. As of June 30, 2016, remaining cash expenditures to complete the modifications to the Atikokan and Wawa Facilities are expected to be approximately $16.5 million, of which $5.6 million is recorded in accounts payable and accrued liabilities as of June 30, 2016.

CONTRACTUAL OBLIGATIONS

Our contractual obligations from continuing operations as of June 30, 2016 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of June 30, 2016.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk relating to continuing operations, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. As of June 30, 2016, no material changes have occurred in the types or nature of market risk described in our Annual Report.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s DCP as of the end of the period covered by this report. Management has identified material weaknesses in internal control over financial reporting, or ICFR, as described below. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of June 30, 2016.

Material Weaknesses in Internal Control over Financial Reporting

As we reported in 2015, we identified a material weakness which continues to exist as of June 30, 2016. We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for long-lived asset impairment and recoverability. Specifically, we did not design and maintain effective internal controls related to documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset impairment and recoverability. For more information, see “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in the Annual Report.

Additionally, during the quarter ended June 30, 2016, we determined that we did not maintain effective internal controls over the allocation of GAAP income tax expense between continuing and discontinued operations. Specifically, we did not perform certain procedures over the allocation of the GAAP tax provision between continuing and discontinued operations in the second quarter in accordance with our designed controls. This material weakness resulted in a material adjustment prior to finalizing the Company’s presentation of GAAP income tax expense between continuing and discontinued operations in its recasted 2015 consolidated financial statements for the three-month and six-month periods ended June 30, 2015 as presented in this quarterly report.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These control deficiencies did not result in a material misstatement to our consolidated financial statements for the quarter ended June 30, 2016. However, these control deficiencies, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by our internal controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Plan for Remediation of the Material Weaknesses

During the fourth quarter of 2015, we designed a number of measures to address the material weakness relating to cash flow forecasts identified above. Specifically, we designed additional controls over documentation and review of the inputs and results of our cash flow forecasts used in the impairment testing for our Wawa and Atikokan Facilities. These controls included the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to accounting for long-lived asset recoverability and impairment. In addition, we plan to reinforce our control requirements to ensure controls designed to review the allocation of GAAP income tax expense between continuing and discontinued operations are performed at a level of consistency and precision which will prevent or detect material misstatements in the financial statements. We are in the process of implementing our remediation plan, and expect the control weaknesses to be remediated in the coming reporting periods. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control over Financial Reporting

As described in the Material Weaknesses in Internal Control over Financial Reporting and Plan for Remediation of the Material Weaknesses sections above, there were changes in our ICFR during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in “Note 10 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Index

10.1

Second Amended and Restated Term Loan Credit Agreement, dated as of April 1, 2016, by and among Rentech Nitrogen Holdings, Inc., the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on April 7, 2016).

10.2

Second Amended and Restated Guaranty Agreement, dated as of April 1, 2015, by the Company in favor of Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Rentech, Inc. on April 7, 2016).

10.3

Preferred Equity Exchange and Discharge Agreement, dated as of April 1, 2016, by and among the Company, DSHC, the GSO Funds party thereto and GSO Capital Partners LP, as the Holders’ Representative (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Rentech, Inc. on April 7, 2016).

10.4

Letter Agreement, dated as of April 1, 2016, by and among the Company, DSHC, RNHI, the GSO Funds party thereto and GSO Capital Partners LP (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Rentech, Inc. on April 7, 2016).

10.5

Cooperation Agreement by and among Rentech, Inc., Lone Star Value Management, LLC and certain of its affiliates, and Kevin Rendino, dated as of April 27, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on April 28, 2016).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 15, 2016	/s/ Keith B. Forman
Keith B. Forman,
President and Chief Executive Officer

Dated: August 15, 2016	/s/ Jeffrey R. Spain
Jeffrey R. Spain,
Chief Financial Officer