Form 10-Q
period 2016-09-30
RENTECH, INC.
filed 2016-11-09
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2016 was 23,191,502.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$39,674	$33,119
Accounts receivable, including unbilled revenue	8,987	9,495
Inventories	28,876	23,771
Prepaid expenses and other current assets	4,002	3,784
Other receivables	4,558	3,106
Assets of discontinued operations	5,853	63,854
Total current assets	91,950	137,129
Property, plant and equipment, net	239,420	240,700
Construction in progress	5,618	4,240
Other assets
Equity investment	54,508	—
Goodwill	40,255	40,255
Intangible assets	33,793	36,084
Deposits and other assets	4,512	4,457
Property held for sale	—	2,359
Assets of discontinued operations	—	185,067
Total other assets	133,068	268,222
Total assets	$470,056	$650,291
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,327	$12,266
Accrued payroll and benefits	5,064	5,340
Accrued liabilities	22,744	18,675
Deferred revenue	1,550	1,401
Current portion of long term debt	14,039	18,744
Accrued interest	313	337
Other	1,860	2,554
Liabilities of discontinued operations	150	54,052
Total current liabilities	56,047	113,369
Long-term liabilities
Debt	111,887	157,268
Earn-out consideration	921	871
Asset retirement obligation	240	223
Deferred income taxes	18,221	7,301
Other	1,923	1,675
Liabilities of discontinued operations	—	354,164
Total long-term liabilities	133,192	521,502
Total liabilities	189,239	634,871
Commitments and contingencies (Note 11)
Mezzanine equity
Series E convertible preferred stock: $10 par value; 4.5% dividend rate; 100 shares authorized, 0 and 100 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	95,840
Stockholders' equity (deficit)
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,191 and 23,033 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	232	230
Additional paid-in capital	533,167	543,724
Accumulated deficit	(233,543)	(531,971)
Accumulated other comprehensive loss	(21,797)	(27,204)
Total Rentech stockholders' equity (deficit)	278,059	(15,221)
Noncontrolling interests	2,758	(65,199)
Total equity (deficit)	280,817	(80,420)
Total liabilities and stockholders' equity (deficit)	$470,056	$650,291

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues
Product sales	$22,998	$24,742	$62,650	$67,198
Service revenues	15,600	18,087	47,678	51,992
Total revenues	38,598	42,829	110,328	119,190
Cost of sales
Product	26,645	23,710	73,803	63,893
Service	12,748	13,368	38,868	40,205
Total cost of sales	39,393	37,078	112,671	104,098
Gross profit (loss)	(795)	5,751	(2,343)	15,092
Operating expenses
Selling, general and administrative expense	9,338	12,146	26,194	37,300
Depreciation and amortization	732	903	2,515	3,537
Asset impairment	—	704	—	704
Other expense, net	2,221	6	3,885	9
Total operating expenses	12,291	13,759	32,594	41,550
Operating loss	(13,086)	(8,008)	(34,937)	(26,458)
Other expense, net
Interest expense	(2,494)	(3,725)	(8,577)	(7,238)
Loss on debt repayment	—	—	(3,295)	—
Other income (expense)	218	(845)	731	1,143
Total other expenses, net	(2,276)	(4,570)	(11,141)	(6,095)
Loss from continuing operations before income taxes and equity in loss of investee	(15,362)	(12,578)	(46,078)	(32,553)
Income tax (benefit) expense	(6,769)	(2,044)	(118,660)	177
Income (loss) from continuing operations before equity in loss of investee	(8,593)	(10,534)	72,582	(32,730)
Equity in loss of investee	1,115	—	2,475	421
Income (loss) from continuing operations	(9,708)	(10,534)	70,107	(33,151)
Income (loss) from discontinued operations, net of tax	(401)	(22,302)	231,813	(78,350)
Net income (loss)	(10,109)	(32,836)	301,920	(111,501)
Net (income) loss attributable to noncontrolling interests	71	9,812	(3,492)	32,754
Loss on redemption of preferred stock	—	—	(11,049)	—
Preferred stock dividends	—	(1,320)	(1,320)	(3,960)
Net income (loss) attributable to Rentech common shareholders	$(10,038)	$(24,344)	$286,059	$(82,707)
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(0.42)	$(0.51)	$2.42	$(1.62)
Discontinued operations	$(0.01)	$(0.55)	$9.65	$(1.98)
Net income (loss)	$(0.43)	$(1.06)	$12.07	$(3.60)
Diluted:
Continuing operations	$(0.42)	$(0.51)	$2.39	$(1.62)
Discontinued operations	$(0.01)	$(0.55)	$9.54	$(1.98)
Net income (loss)	$(0.43)	$(1.06)	$11.93	$(3.60)
Weighted-average shares used to compute net income (loss) per common share:
Basic	23,189	23,005	23,098	22,969
Diluted	23,189	23,005	23,378	22,969

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income (loss)	$(10,109)	$(32,836)	$301,920	$(111,501)
Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	—	4	—	12
Foreign currency translation	(1,564)	(9,345)	5,690	(16,132)
Other comprehensive income (loss)	(1,564)	(9,341)	5,690	(16,120)
Comprehensive income (loss)	(11,673)	(42,177)	307,610	(127,621)
Less: net (income) loss attributable to noncontrolling interests	71	9,812	(3,492)	32,754
Less: other comprehensive income attributable to noncontrolling interests	—	(1)	—	(5)
Comprehensive income (loss) attributable to Rentech	$(11,602)	$(32,366)	$304,118	$(94,872)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

					Accumulated	Total
			Additional		Other	Rentech		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
	(Unaudited)
Balance, December 31, 2014	229,308	$2,293	$543,091	$(417,349)	$(7,302)	$120,733	$3,102	$123,835
Reverse stock split	(207,040)	(2,070)	2,070	—	—	—	—	—
Common stock issued for services	259	3	(3)	—	—	—	—	—
Common stock issued for stock options exercised	255	2	27	—	—	29	—	29
Dividends - preferred stock	—	—	(3,960)	—	—	(3,960)	—	(3,960)
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,361)	(26,361)
Equity-based compensation expense	—	—	3,167	—	—	3,167	355	3,522
Restricted stock units	229	2	(142)	—	—	(140)	—	(140)
Net loss	—	—	—	(78,747)	—	(78,747)	(32,754)	(111,501)
Other comprehensive income (loss)	—	—	—	—	(16,125)	(16,125)	5	(16,120)
Other	—	—	144	(1)	—	143	(12)	131
Balance, September 30, 2015	23,011	$230	$544,394	$(496,097)	$(23,427)	$25,100	$(55,665)	$(30,565)

Balance, December 31, 2015	23,033	$230	$543,724	$(531,971)	$(27,204)	$(15,221)	$(65,199)	$(80,420)
Sale of investment in RNP	—	—	—	—	—	—	67,812	67,812
Common stock issued for services	125	2	(2)	—	—	—	—	—
Loss on redemption of preferred stock	—	—	(11,049)	—	—	(11,049)	—	(11,049)
Dividends - preferred stock	—	—	(1,320)	—	—	(1,320)	—	(1,320)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,345)	(3,345)
Equity-based compensation expense	—	—	1,681	—	—	1,681	—	1,681
Restricted stock units	33	—	(31)	—	—	(31)	—	(31)
Net income	—	—	—	298,428	—	298,428	3,492	301,920
Other comprehensive income	—	—	—	—	5,690	5,690	—	5,690
Other	—	—	164	—	(283)	(119)	(2)	(121)
Balance, September 30, 2016	23,191	$232	$533,167	$(233,543)	$(21,797)	$278,059	$2,758	$280,817

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$301,920	$(111,501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(231,813)	78,350
Non-cash equity in loss of investee	2,429	—
Depreciation and amortization	16,389	13,950
Asset impairment	—	704
Deferred income tax (benefit) expense	10,920	(620)
Utilization of spare parts	1,669	988
Write-down of inventory	16,530	5,635
Non-cash effect of tax benefit	(118,660)	—
(Gain) loss on disposal of fixed assets	3,696	(1,572)
Loss on debt repayment	3,295	—
Non-cash interest expense	468	(44)
Equity-based compensation	1,532	2,641
Other	(712)	137
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	572	5,664
Other receivables	2,018	6,950
Inventories	(20,055)	(10,368)
Prepaid expenses and other current assets	(158)	1,378
Accounts payable	(1,086)	(355)
Deferred revenue	149	80
Accrued interest	(31)	21
Accrued liabilities, accrued payroll and other	3,239	487
Cash used in operating activities of continuing operations	(7,689)	(7,475)
Cash provided by (used in) operating activities of discontinued operations	(510)	89,257
Net cash provided by (used in) operating activities	(8,199)	81,782
Cash flows from investing activities
Capital expenditures	(15,404)	(36,806)
Payment for acquisition, net of cash received	—	(7,214)
Proceeds from disposal of assets	2,490	—
Distributions received from equity investment	3,162	—
Other items	—	(1)
Cash used in investing activities of continuing operations	(9,752)	(44,021)
Cash provided by (used in) investing activities of discontinued operations	18,965	(23,220)
Net cash provided by (used in) investing activities	9,213	(67,241)
Cash flows from financing activities
Proceeds from debt and credit facilities	24,301	86,002
Payments and retirement of debt	(20,150)	(29,912)
Payment of debt issuance costs	—	(1,057)
Redemption of preferred stock	(10,000)	—
Dividends to preferred stockholders	(1,500)	(2,250)
Payment of earn-out consideration	—	(3,840)
Distributions to noncontrolling interests	(3,330)	(26,361)
Other	—	29
Net cash provided by (used in) financing activities	(10,679)	22,611
Effect of exchange rate on cash	398	(1,797)
Increase (decrease) in cash	(9,267)	35,355
Cash, beginning of period - continuing operations	33,119	16,167
Cash, beginning of period - discontinued operations	15,822	28,028
Cash, end of period	39,674	79,550
Cash from discontinued operations, end of period	—	38,151
Cash from continuing operations, end of period	$39,674	$41,399

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$3,663	$11,464
Receipt of CVR common units	202,145	—
Derecognition of net liabilities of RNP	(197,539)	—
Transfer of CVR common units to repurchase preferred stock	(97,083)	—
Transfer of CVR common units to repay debt	(45,036)	—
Derecognition of net assets of Pasadena Facility	8,894	—
Fair value of assets in acquisition	—	7,241
Fair value of liabilities assumed in acquisition	—	27
Increase in QS Construction Facility obligation	19	6,000
Increase in receivable from insurance	—	2,532
Accrued dividends on preferred stock	—	1,500
Reverse stock split	—	2,070

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of September 30, 2016, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016 (the “Annual Report”).

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

Sale and Merger - Discontinued Operations

On March 14, 2016, Rentech Nitrogen Partners, L.P. (“RNP”), a majority owned subsidiary of which the Company owned approximately 60%, completed the sale of Rentech Nitrogen Pasadena Holdings, LLC (“Pasadena Holdings”), the owner of a fertilizer facility in Pasadena, Texas (the “Pasadena Facility”), to Interoceanic Corporation (“IOC”) (the “Pasadena Sale”). The transaction included an initial cash payment to RNP of $5.0 million, which resulted in a distribution to the Company of $2.6 million. The transaction also included a post-closing cash working capital adjustment of $5.4 million. The working capital adjustment along with insurance refunds put the total distribution to RNP unitholders at approximately $5.7 million of which the Company received $3.4 million. The estimated loss on sale of $1.2 million is recorded in discontinued operations. The purchase agreement also includes an earn-out which would be paid to former RNP unitholders as of the closing of the Merger (defined below) equal to 50% of the Pasadena Facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years. The Company did not include the earn-out in the loss on sale calculation as it represents a gain contingency.

On April 1, 2016, RNP completed the previously announced transactions contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the “Merger Agreement”) under which RNP and Rentech Nitrogen GP, LLC (the “General Partner”) merged with affiliates of CVR Partners, L.P. (“CVR”), and RNP ceased to be a publicly traded company and became a wholly-owned subsidiary of CVR (the “Merger”). Pursuant to the Merger Agreement, each outstanding unit of RNP was exchanged for 1.04 common units of CVR (“CVR Common Units”) and $2.57 of cash. The Company received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. The Company used 17.0 million CVR Common Units received in the Merger and $10.0 million of cash to: (i) repurchase and retire all $100 million of the Company’s Series E Convertible Preferred Stock, par value $10.00 per share (the “Preferred Stock”) held by certain funds managed by or affiliated with GSO Capital Partners LP (the “GSO Funds”) and (ii) repay approximately $41.7 million of debt under the Company’s credit agreement with the GSO Funds (as amended from time to time, the “GSO Credit Agreement”). See Note 10 — Debt and Preferred Stock for further information regarding the Company’s transactions with the GSO Funds.

The Company currently owns approximately 7.2 million CVR Common Units. The Company’s share of book gain on sale of RNP is $358.6 million, which is recorded in discontinued operations. The gain is comprised primarily of $59.8 million of cash proceeds and CVR Common Units valued at $202.1 million, based on CVR’s closing price on March 31, 2016 of $8.36 per unit, compared to the Company’s share of RNP’s negative net book value of $97.5 million as of March 31, 2016. See Note 3 — Investment in CVR for further information regarding the Company’s investment in CVR.

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

In August 2016, the FASB issued guidance on eight specific cash flow issues. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosure.

Note 3 — Investment in CVR

The Company owns approximately 7.2 million CVR Common Units. The 7.2 million CVR Common Units were valued at $60.1 million, based on CVR’s closing price of $8.36 per Common Unit as of March 31, 2016. The 7.2 million CVR Common Units had a market value of $38.1 million, based on CVR’s closing price of $5.30 per Common Unit as of September 30, 2016. The investment in CVR is shown on the consolidated balance sheets under equity investment.

The investment in CVR is accounted for under the equity method of accounting. The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses 3% to 5% or more ownership of a limited partnership. In addition, the Company’s president and chief executive officer is on the board of directors for CVR GP, LLC, the general partner of CVR. The Company’s ownership in CVR represents approximately 6% of the total CVR Common Units outstanding, which is based on total CVR Common Units outstanding at September 30, 2016 of 113,282,973.

In applying the equity method, the Company recorded the investment at fair value and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. The investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge would only be recognized in earnings for a decline in value that is determined to be other than temporary. For the three and nine months ended September 30, 2016, the Company recorded its proportionate share of loss from its investment in CVR of $0.8 million and $1.9 million, respectively, since it received the CVR Common Units on April 1, 2016, which is shown on the consolidated statement of operations under equity in loss of investee. In addition, as of the date of the Company’s investment in CVR, basis differences between the book value of equity on CVR’s balance sheet and the amount recorded on the Company’s books was ascribed to an asset and amortized over its useful life, which resulted in an additional expense of $0.2 million for the three months ended September 30, 2016 and $0.5 million for the nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, since it received the CVR Common Units on April 1, 2016, the Company received distributions from CVR of $3.2 million. The Company analyzes the dividends received on a quarter-by-quarter basis without consideration of the investee’s forecasted earnings. Since the distributions received by the Company exceeded its proportionate share of CVR’s earnings, the entire distributions of $3.2 million were considered a return of investment and classified as an investing cash inflow on the consolidated statements of cash flows.

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

The Company’s consolidated balance sheets and consolidated statements of operations for all periods presented in this report also reflect the Energy Technologies segment as discontinued operations. On March 18, 2016, the Company completed the sale of the property (the “PDU Property”) that housed its product demonstration unit (“PDU”) in Colorado for $3.0 million. The Company was required under a Membership Interest Purchase and Sale Agreement, dated as of February 28, 2014 (the “MIPSA”), to remit 50% of the net proceeds from the property sale to Sunshine Kaidi New Energy Group Co., Ltd. (“Kaidi”).  In 2014, Kaidi acquired the Company’s alternative energy technologies (the “Sale”), certain pieces of equipment at the PDU and a right to 50% of the proceeds from the future sale of the PDU Property, net of the Company’s carrying and transaction costs for the property. On September 9, 2016, Rentech, Kaidi and certain related parties entered into a Termination Agreement terminating the MIPSA and all ancillary documents related thereto. The Termination Agreement only affects the post-closing obligations of the parties under the MIPSA and the related ancillary agreements and not the Sale, which is completed. The Termination Agreement provides: (i) that Kaidi will pay $3.5 million to Rentech (inclusive of a $1.1 million credit for Kaidi’s share of proceeds from the sale of the PDU Property) on or before November 8, 2016; (ii) that all remaining rights and obligations of the parties under the MIPSA and the related ancillary agreements, including any rights to future payments or indemnities, shall terminate; and (iii) that the parties mutually release each other from any and all claims in connection with the MIPSA and other documents related to the Sale. For further information on the Termination Agreement, refer to the Current Report on Form 8-K filed by the Company on September 15, 2016. The Company recorded for the nine months ended September 30, 2016 $2.4 million in other income related to the Termination Agreement and $0.8 million related to the gain on sale of the PDU Property. On November 7, 2016, the Company received the payment due under the Termination Agreement.

In the consolidated statements of cash flows, the cash flows of discontinued operations are separately classified or aggregated under operating and investing activities.

All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

The following table summarizes the components of assets and liabilities of discontinued operations.

	As of September 30, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Other receivables	$—	$2,400	$2,400
Prepaid expenses and other current assets	3,413	40	3,453
Total current assets	$3,413	$2,440	$5,853
Total other assets	$—	$—	$—
Total assets	$3,413	$2,440	$5,853

Accounts payable	$—	$150	$150
Total current liabilities	$—	$150	$150
Total long-term liabilities	$—	$—	$—
Total liabilities	$—	$150	$150

	As of December 31, 2015
	RNP	Energy Technologies	Total
	(in thousands)
Cash	$15,822	$—	$15,822
Accounts receivable	11,451	—	11,451
Inventories	30,354	—	30,354
Prepaid expenses and other current assets	5,747	106	5,853
Other receivables	374	—	374
Total current assets	$63,748	$106	$63,854
Property held for sale	$159,596	$1,678	$161,274
Construction in progress	23,712	—	23,712
Other assets	71	10	81
Total other assets	$183,379	$1,688	$185,067
Total assets	$247,127	$1,794	$248,921
Accounts payable	$12,022	$498	$12,520
Accrued payroll and benefits	5,746	4	5,750
Accrued liabilities	13,694	455	14,149
Deferred revenues	16,983	—	16,983
Accrued interest	4,650	—	4,650
Total current liabilities	$53,095	$957	$54,052
Debt	$347,574	$—	$347,574
Asset retirement obligation	4,498	—	4,498
Other	2,092	—	2,092
Total long-term liabilities	$354,164	$—	$354,164
Total liabilities	$407,259	$957	$408,216

The following table summarizes the results of discontinued operations.

	For the Three Months Ended September 30, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Operating loss, excluding gain (loss) on sale	—	(225)	(225)
Gain (loss) on sale	(165)	1,331	1,166
Other income, net	—	2,400	2,400
Income (loss) before income taxes	(165)	3,506	3,341
Income tax expense	2,412	1,330	3,742
Net income (loss)	(2,577)	2,176	(401)
Net loss attributable to noncontrolling interests	(174)	—	(174)
Net income attributable to Rentech common shareholders	$(2,403)	$2,176	$(227)

Net income attributable to Rentech common shareholders	$(2,403)	$2,176	$(227)
Net loss attributable to noncontrolling interests	(174)	—	(174)
Income (loss) from discontinued operations, net of tax	$(2,577)	$2,176	$(401)

	For the Three Months Ended September 30, 2015
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$84,323	$—	$84,323
Cost of sales	63,598	—	63,598
Gross profit	20,725	—	20,725
Operating income (loss)	(17,685)	948	(16,737)
Other expenses, net	(5,584)	—	(5,584)
Income (loss) before income taxes	(23,269)	948	(22,321)
Income tax (benefit) expense	(19)	—	(19)
Net income (loss)	(23,250)	948	(22,302)
Net loss attributable to noncontrolling interests	(9,728)	—	(9,728)
Net income (loss) attributable to Rentech common shareholders	$(13,522)	$948	$(12,574)

Net income (loss) attributable to Rentech common shareholders	$(13,522)	$948	$(12,574)
Net loss attributable to noncontrolling interests	(9,728)	—	(9,728)
Income (loss) from discontinued operations, net of tax	$(23,250)	$948	$(22,302)

	For the Nine Months Ended September 30, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$54,347	$—	$54,347
Cost of sales	34,696	—	34,696
Gross profit	19,651	—	19,651
Operating income, excluding gain on sale	15,056	658	15,714
Gain on sale	357,345	785	358,130
Other income (expenses), net	(5,259)	2,358	(2,901)
Income before income taxes	367,142	3,801	370,943
Income tax expense	137,705	1,425	139,130
Net income	229,437	2,376	231,813
Net income attributable to noncontrolling interests	3,164	—	3,164
Net income attributable to Rentech common shareholders	$226,273	$2,376	$228,649

Net income attributable to Rentech common shareholders	$226,273	$2,376	$228,649
Net income attributable to noncontrolling interests	3,164	—	3,164
Income from discontinued operations, net of tax	$229,437	$2,376	$231,813

	For the Nine Months Ended September 30, 2015
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$263,350	$56	$263,406
Cost of sales	179,116	50	179,166
Gross profit	84,234	6	84,240
Operating income (loss)	(64,141)	569	(63,572)
Other expenses, net	(14,750)	—	(14,750)
Income (loss) before income taxes	(78,891)	569	(78,322)
Income tax expense	28	—	28
Net income (loss)	(78,919)	569	(78,350)
Net loss attributable to noncontrolling interests	(32,775)	—	(32,775)
Net income (loss) attributable to Rentech common shareholders	$(46,144)	$569	$(45,575)

Net income (loss) attributable to Rentech common shareholders	$(46,144)	$569	$(45,575)
Net loss attributable to noncontrolling interests	(32,775)	—	(32,775)
Income (loss) from discontinued operations, net of tax	$(78,919)	$569	$(78,350)

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

The following table presents the financial instruments that were accounted for at fair value by level as of September 30, 2016 and December 31, 2015.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration - September 30, 2016	$—	$—	$921
Earn-out consideration - December 31, 2015	—	—	871

The following table presents the fair value and carrying value of the Company’s borrowings as of September 30, 2016.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$39,971	$—	$39,321
NEWP debt	—	16,378	—	16,319
GSO Credit Agreement	—	52,250	—	49,777

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2015.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$46,840	$—	$48,150
NEWP debt	—	15,964	—	16,203
GSO Credit Agreement	—	95,000	—	91,733

Earn-out Consideration

At September 30, 2016, the earn-out consideration was $0.9 million relating to the Atikokan Facility, as defined in “Note 8 — Property, Plant and Equipment”. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Facility, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers in the Atikokan Facility of $0.7 million, which will be repayable from any earn-out consideration. The collectability of the loan is tied to the amount of earn-out consideration the sellers receive from the Company.

A reconciliation of the change in the carrying value of the earn-out consideration during the nine months ended September 30, 2016 is as follows:

Atikokan
(in thousands)
Balance at December 31, 2015	$871
Add: Unrealized loss on foreign currency translation	50
Balance at September 30, 2016	$921

A reconciliation of the change in the carrying value of the earn-out consideration during the nine months ended September 30, 2015 is as follows:

	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$1,295	$5,000	$6,295
Less: Earn-out consideration payment	—	(5,000)	(5,000)
Less: Unrealized gain	(495)	—	(495)
Less: Unrealized gain on foreign currency translation	(142)	—	(142)
Balance at September 30, 2015	$658	$—	$658

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

The GSO Credit Agreement is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. The Company concluded that the carrying value, before the discount, of the GSO Credit Agreement approximated the fair value of such loan as of September 30, 2016 and December 31, 2015 based on its floating interest rate and the Company’s assessment that the fixed-rate margins are still at market.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three and nine months ended September 30, 2016 and 2015.

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

Under the interest rate swaps, NEWP pays interest at a fixed rate of 5.29% on the outstanding balance of one of the industrial revenue bonds, 5.05% on the outstanding balance of the other industrial revenue bond and 7.95% on the outstanding balance of the real estate mortgage loan. NEWP receives interest at the variable interest rates specified in the various swap agreements. The interest rate swap on the real estate mortgage loan was terminated in July 2016.

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

The interest rate swaps are accounted for as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at September 30, 2016 represents the unrealized loss of $0.5 million. Any adjustments to the fair value of the interest rate swaps are recorded in other income (expense) on the consolidated statements of operations.

Net gain (loss) on interest rate swaps:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Realized loss	$—	$(72)	$—	$(72)
Unrealized gain	96	40	90	163
Total net gain (loss) on interest rate swaps	$96	$(32)	$90	$91

Fulghum’s subsidiary in Chile uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary liabilities (in this case, four loans) denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary liabilities are recognized into earnings in the line item other income - net in our consolidated statements of operations. In addition, Fulghum uses foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The total notional values of derivatives related to our foreign currency economic hedges were $11.1 million and $9.5 million as of September 30, 2016 and December 31, 2015, respectively.

The currency swaps are accounted for as derivatives for accounting purposes. The currency swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The fair value of the currency derivatives is the difference between the contract values and the exchange rates at the end of the period. The fair value of the currency swaps at September 30, 2016 and December 31, 2015 represents the unrealized loss.

Net gain (loss) on currency swaps:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Realized loss	$—	$—	$—	$—
Unrealized gain (loss)	233	(1,130)	585	(1,222)
Total net gain (loss) on currency swaps	$233	$(1,130)	$585	$(1,222)

The interest rate swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$(465)	$(555)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(465)	$(555)

The currency swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Currency swaps recorded in current liabilities:
Gross amounts recognized	$(951)	$(1,536)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(951)	$(1,536)

The following table presents the financial instruments that were accounted for at fair value by level as of September 30, 2016:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	465	—
Currency swaps	—	951	—

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2015:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	555	—
Currency swaps	—	1,536	—

Note 7 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Finished goods	$20,768	$12,970
Raw materials	8,108	10,801
Total inventory	$28,876	$23,771

At September 30, 2016, the Company wrote down the value of its wood pellet inventory by $6.2 million to estimated net realizable value within its Wood Pellets: Industrial segment. At September 30, 2015, the Company wrote down the value of its wood pellet inventory by $3.1 million to net realizable value within its Wood Pellets: Industrial segment. For the nine months ended September 30, 2016, the Company’s consolidated statements of operations include inventory write-downs that total $16.5 million. For the nine months ended September 30, 2015, the Company’s consolidated statements of operations include inventory write-downs that total $5.6 million. The write-downs were necessary to record its wood pellet inventory at estimated net realizable value within its Wood Pellets: Industrial segment. The write-downs were reflected in cost of goods sold.

Note 8 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Land and land improvements	$7,510	$6,850
Buildings and building improvements	16,636	16,078
Machinery and equipment	245,981	233,560
Furniture, fixtures and office equipment	425	1,293
Computer equipment and computer software	3,116	5,732
Vehicles	8,309	7,120
Leasehold improvements	2,512	2,712
	284,489	273,345
Less: Accumulated depreciation	(45,069)	(32,645)
Total property, plant and equipment, net	$239,420	$240,700

Construction in progress consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Fulghum Fibres	$802	$607
Atikokan Facility	1,691	215
Wawa Facility	2,888	2,170
Other	237	1,248
Total construction in progress	$5,618	$4,240

The construction in progress balance includes no capitalized interest costs at September 30, 2016.

Fulghum Fibres

On April 8, 2016, Fulghum completed the sale of one of its mills in the United States and the customer took over operations of the mill. The mill was classified as property held for sale on the Company’s consolidated balance sheet as of December 31, 2015. Since the carrying value was written down in 2015, an immaterial amount of loss was recognized upon the sale in 2016.

Atikokan and Wawa

The Company’s wood pellet facility in Atikokan, Ontario, Canada (the “Atikokan Facility”) is expected to produce 110,000 metric tons of wood pellets annually at full capacity. During ramp-up of the Atikokan Facility, the Company discovered the need to modify or replace a portion of the plant’s conveyance systems. The first group of the faulty conveyors at the Atikokan Facility was modified at the end of 2015. A second group of three conveyors was modified in September 2016, during which time the facility was down for one week. The facility is now averaging daily operating rates of approximately 90% of production capacity for an annualized rate of approximately 100,000 metric tons of wood pellets. The Company considers this facility to be fully operational and expects it to continue to operate at approximately 90% of production capacity. The Company is holding back approximately $3.5 million of capital expenditures budgeted for conveyance modifications at the Atikokan Facility. These expenditures along with any additional investments deemed necessary to help the facility reach full capacity will continue to be considered and evaluated for economic justification by the Company.

The Company’s wood pellet facility in Wawa, Ontario, Canada (the “Wawa Facility”) is expected to be able to produce between 400,000 and 450,000 metric tons of wood pellets annually. During the ramp-up of the Wawa Facility, the Company discovered the need to modify or replace a significant portion of the plant’s conveyance systems. The first phase of modifications of the plant’s conveyance systems was completed in late 2015. A second group of conveyors was replaced during the first quarter of 2016. The remaining work to the conveyance systems was completed in the third quarter of 2016, during which time the facility was down for approximately five and a half weeks to replace the conveyors and to perform other maintenance work and repairs. As the Wawa Facility ramps up out of the latest shutdown, the Company will continue to investigate whether there are potential design and equipment shortcomings and the potential impact, if any, on  achievable uptime and operating efficiency rates that will ultimately determine the exact capacity of the facility. The Company’s discussions with other pellet producers and engineering firms over the past year have shown that there is a wide disparity of these rates across established industrial pellet manufacturing plants in North America. If the Company applies a range of assumed operating efficiencies typical for the industry, the plant’s annual production capacity would be in a range between 400,000 and 450,000 metric tons. We have also observed that historically within the wood pellet industry that ramping up to full design capacity takes considerable time, several years in most cases. Coming out of the recent shutdown the conveyance systems appear to be operating as expected, but we have experienced other challenges in ramping up production. The Wawa Facility is averaging weekly operating rates that annualize to produce approximately 150,000 metric tons of wood pellets and the Company is working to resolve the remaining equipment and operating challenges to incrementally increase production over the next several quarters. The Company does not expect the Wawa Facility to reach the annual production capacity range described above until late 2017. At a production capacity of 400,000 metric tons, the Company believes it would be able to fulfill the annual obligations under its contract with Drax Power Limited (“Drax”) and to generate positive cash flow. However, operating costs at the Wawa Facility have been higher than originally expected, and may continue to be so going forward, which negatively impacts profitability under the contract with Drax. In addition, oil prices, which drive indexation of prices in our Drax contract, have declined more than Canadian diesel prices, a material component of our fibre supply costs, which is negatively impacting margins on deliveries to Drax.

At September 30, 2016, remaining cash expenditures to complete the modifications to the Atikokan and Wawa Facilities are expected to be approximately $14.5 million, which includes approximately $5.0 million for potential additional conveyor replacements at the Atikokan Facility and other potential improvements that are on hold by the Company. Of the $14.5 million, $6.6 million is recorded in accounts payable and accrued liabilities as of September 30, 2016. The Company expects that cash on hand will be sufficient to fund the Atikokan and Wawa Facilities until they begin to generate positive cash flow on a combined basis.

Corporate

During the nine months ended September 30, 2016, the Company wrote off computer software of $1.6 million and leasehold improvements, furniture and office equipment totaling $0.4 million.

Note 9 - Goodwill

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

There are significant assumptions involved in performing a goodwill impairment test, which include but are not limited to discount rates, terminal growth rates, future production levels, future sales prices of end products, raw material costs, and sales volumes. The various valuation methods used (income approach, replacement cost and market approach) are weighted in determining fair value. Changes to any of these assumptions could increase or decrease the fair value of the Fulghum and NEWP reporting units.

The Company completed its annual goodwill impairment test as of July 1 and determined that no adjustment to goodwill was necessary. Fair values of both reporting units exceeded their respective carrying values.

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including but not limited to estimates of future growth rates, future production levels, product pricing, raw material and operating costs, and other assumptions about the overall economic and market conditions for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, market conditions or anticipated growth rates or other changes in prior assumptions or estimates are not correct or if our market capitalization declines, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation.

Note 10 — Debt and Preferred Stock

Other than with respect to the NEWP Debt, as further described below, the Company was in compliance with its debt covenants. Total debt consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
QS Construction Facility(1)	$20,509	$19,926
Fulghum debt	38,536	47,049
GSO Credit Agreement	52,250	95,000
NEWP debt	16,278	16,107
Total debt	$127,573	$178,082
Less: Debt issuance costs	(1,504)	(2,002)
Plus: Unamortized net discount	(143)	(68)
Less: Current portion	(13,832)	(18,307)
Less: Current portion unamortized net premium	(238)	(468)
Plus: Current portion debt issuance costs	31	31
Long-term debt	$111,887	$157,268

(1)	The amount that the Company owes under the obligation is $14.0 million.

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

NEWP Debt

During the quarter ended September 30, 2016, NEWP received a covenant waiver from its lender with respect to NEWP’s compliance with the financial covenants under the NEWP debt. For the twelve months ended September 30, 2016, NEWP would not have been able to satisfy either of its quarterly financial covenants due to significantly lower than historical sales volumes, as a result of abnormally warm temperatures along with a change in trend of consumer buying, and a distribution of cash from NEWP to the Company during the fourth quarter of 2015. The lower sales volumes and distribution negatively affected NEWP’s calculation of funds available for debt service coverage, which is a key component of both of the quarterly financial covenants.

Note 11 — Commitments and Contingencies

Contractual Obligations

Wood Pellets

On May 1, 2013, Rentech’s subsidiary that owns the Wawa Facility (the “Wawa Company”) entered into a ten-year take-or-pay contract (the “Drax Contract”) with Drax. Under the Drax Contract, the Wawa Company is required to sell to Drax the first 400,000 metric tons of wood pellets per year produced from the Wawa Facility. In the event that it does not deliver wood pellets as required under the Drax Contract, the Wawa Company is required to pay Drax an amount equal to the positive difference, if any, between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech has guaranteed the Wawa Company’s obligation in an amount not to exceed $20.0 million until May 1, 2018, and thereafter through the term of the Drax Contract for an amount not to exceed $11.0 million.

The Drax Contract has been amended in order to adjust required delivery schedules and annual delivery amounts to reflect expected delays in production at the Wawa Facility. The amendments resulted in certain contract adjustments, including cash payments to Drax, credits on deliveries in early 2016, and adding 36,000 metric tons of contracted deliveries in each of 2018 and 2019 at pricing levels contracted for 2015, which would be lower than the pricing levels for 2018-19 in the original contract.

The Company revised its delivery schedule in October with Drax for 2016 to be consistent with its ramp-up expectations for the Wawa Facility at that time. The Company agreed to deliver approximately 188,000 metric tons to Drax in 2016, which includes 95,000 metric tons delivered through September 30, 2016 and approximately 93,000 metric tons to be delivered in the remainder of 2016.  The Company has also revised the delivery schedule with Drax for 2017. The revised schedule calls for deliveries of approximately 336,000 metric tons of wood pellets in the 2017 calendar year. The Company will not incur any make-whole payments or other penalties to Drax if it meets these revised 2016 and 2017 delivery schedules. The revised schedules for 2016 and 2017 could be subject to further change, including penalties, if the Wawa facility does not ramp up as expected.

Rentech’s subsidiary that owns the Atikokan Facility entered into a ten-year take-or-pay contract (the “OPG Contract”) with Ontario Power Generation (“OPG”) under which such subsidiary is required to deliver 45,000 metric tons of wood pellets annually. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility to up to 90,000 metric tons annually. The Company has included wood pellets produced at the Atikokan Facility in excess of OPG’s requirements in deliveries to Drax.

A Rentech subsidiary has contracted with Canadian National Railway Company (the “Canadian National Contract”) for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec. The Atikokan Facility is located 1,300 track miles and the Wawa Facility is located 1,100 track miles from the Port of Quebec. Under the Canadian National Contract, such subsidiary has committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls would result in a penalty of $1,000 Canadian dollars per rail car. Due to issues discovered at the Wawa Facility, the Company did not fully meet its 2015 commitment under the Canadian National Contract. The resulting cash penalties are approximately $3.3 million (subject to adjustment based on Canadian currency exchange rates), which are to be paid in 2016 and 2017. In addition, the Company expects to incur additional carload shortfall penalties for 2016 under the Canadian National Contract as a result of the continued delays in ramping up the Wawa Facility and the revised 2016 delivery scheduled to Drax.

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

In late August of 2016, EAD Engineering filed crossclaims totaling approximately $1.9 million against the RTK Parties, within Agrirecycle’s lien actions for amounts allegedly owing by the RTK Parties to EAD Engineering. Specifically, EAD Engineering alleges that it is owed unpaid contract amounts and amounts for extra work completed at both pellet facilities for the RTK Parties. EAD Engineering did not register any liens against the facilities for these amounts it now claims are allegedly owing.

The Company will continue to vigorously defend itself against the allegations made by EAD Engineering, EAD Controls, Agrirecycle and RDR and vigorously pursue recovery from EAD Engineering, EAD Controls, Agrirecycle and RDR. Given that this litigation is in the pleadings stage and discovery has yet to begin, the Company is unable to estimate at this time the likelihood or the amount of any judgments which may be rendered either in favor of or against it or the RTK Parties.

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

Note 12 — Income Taxes

For the three months ended September 30, 2016, the Company recorded an income tax benefit of $3.1 million, consisting of a $6.8 million income tax benefit in continuing operations and a $3.7 million income tax expense in discontinued operations. For the nine months ended September 30, 2016, the Company recorded an income tax expense of $20.4 million, consisting of a $118.7 million income tax benefit in continuing operations and a $139.1 million income tax expense in discontinued operations. The allocation to discontinued operations was determined using the incremental method by subtracting the benefit that was generated from continuing operations from the provision for the Company as a whole. The Company’s effective income tax rate (income tax benefit as a percentage of loss from continuing operations before income taxes) was 244% for the nine months ended September 30, 2016. The difference between the United States federal statutory rate of 35% and the effective rate primarily was attributable to differences between GAAP income and income reported on tax returns, outside basis difference in foreign subsidiaries, impact of foreign earnings, impact of state taxes, utilization of net operating loss (“NOL”) carryforwards, research and development (“R&D”) credits and alternative minimum tax (“AMT”) credits.

Due to the gain on sale of RNP during the nine months ended September 30, 2016, the Company utilized all of the federal NOL carryforwards and a portion of the R&D credits. The Company released $79.5 million of valuation allowance and this resulted in a tax benefit for continuing operations. For state tax purposes, there are remaining deferred tax assets of $1.9 million for which the Company has considered results of operations and concluded that it is more likely than not that the state deferred tax assets will not be realized.

For the three months ended September 30, 2015, the Company recorded an income tax benefit of $2.1 million, consisting primarily of a $2.1 million income tax benefit in continuing operations. For the nine months ended September 30, 2015, the Company recorded an income tax expense of $0.2 million, consisting primarily of a $0.2 million income tax expense in continuing operations. The Company’s effective income tax rate (income tax expense as a percentage of loss from continuing operations before income taxes) was -1% for the nine months ended September 30, 2015. The difference between the United States federal statutory rate of 35% and the effective rate primarily was attributable to differences between GAAP income and income reported on tax returns, outside basis difference in foreign subsidiaries, impact of foreign earnings and impact of state taxes.

Previously Reported Income Tax Benefit and Income from Discontinued Operations, Net of Tax

In the Consolidated Statements of Operations included in Form 10-Q for the quarterly period ended June 30, 2016, the Company incorrectly reported income tax expense between continuing and discontinued operations for the three and six months ended June 30, 2016. Income tax benefit included in income from continuing operations, net of tax was understated by $2.5 million and income tax expense included in income from discontinued operations, net of tax, was understated by $2.5 million. The total tax expense for the three and six months ended June 30, 2016 was correctly reported. There was no impact on gross profit, operating income, net income, cash flows or the balance sheet. Management does not believe the impact of these errors was material for the second quarter of 2016 or the previously issued Form 10-Q. The Company has corrected the income tax (benefit) expense between continuing and discontinued operations in the three months ended September 30, 2016, which had no impact on gross profit, operating income, net income, cash flows or the balance sheet.

Note 13 — Segment Information

The Company operates in three business segments, as described below. Results of the East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented. As of September 30, 2016, the Company’s three business segments are:

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Fulghum Fibres	$26,296	$23,446	$74,561	$71,823
Wood Pellets: Industrial	2,867	1,772	19,266	5,980
Wood Pellets: NEWP	9,435	17,611	16,501	41,387
Total revenues	$38,598	$42,829	$110,328	$119,190
Gross profit (loss)
Fulghum Fibres	$3,850	$4,959	$11,455	$12,944
Wood Pellets: Industrial	(6,137)	(3,265)	(16,304)	(6,727)
Wood Pellets: NEWP	1,492	4,057	2,506	8,875
Total gross profit (loss)	$(795)	$5,751	$(2,343)	$15,092
Selling, general and administrative expenses
Fulghum Fibres	$1,168	$1,241	$3,544	$3,870
Wood Pellets: Industrial	3,240	4,589	5,894	15,713
Wood Pellets: NEWP	514	587	1,574	2,009
Total segment selling, general and administrative expenses	$4,922	$6,417	$11,012	$21,592
Depreciation and amortization
Fulghum Fibres	$288	$427	$1,118	$2,107
Wood Pellets: Industrial	61	45	161	127
Wood Pellets: NEWP	303	295	900	885
Total segment depreciation and amortization recorded in operating expenses	652	767	2,179	3,119
Fulghum Fibres	1,933	2,168	5,755	6,327
Wood Pellets: Industrial	1,696	575	6,806	1,578
Wood Pellets: NEWP	689	963	1,147	2,370
Total depreciation and amortization recorded in cost of sales	4,318	3,706	13,708	10,275
Total segment depreciation and amortization	$4,970	$4,473	$15,887	$13,394
Other operating expenses
Fulghum Fibres	$48	$713	277	$716
Wood Pellets: Industrial	1,639	—	1,639	—
Wood Pellets: NEWP	(6)	(3)	6	(3)
Total segment other operating expenses	$1,681	$710	$1,922	$713
Operating income (loss)
Fulghum Fibres	$2,347	$2,579	$6,517	$6,252
Wood Pellets: Industrial	(11,079)	(7,899)	(23,999)	(22,567)
Wood Pellets: NEWP	681	3,178	26	5,984
Total segment operating loss	$(8,051)	$(2,142)	$(17,456)	$(10,331)
Interest expense
Fulghum Fibres	$580	$692	$1,727	$1,811
Wood Pellets: Industrial	405	471	1,250	987
Wood Pellets: NEWP	169	143	461	433
Total segment interest expense	$1,154	$1,306	$3,438	$3,231
Net income (loss)
Fulghum Fibres	$1,369	$3,012	$3,543	$4,977
Wood Pellets: Industrial	(11,498)	(8,382)	(25,251)	(23,760)
Wood Pellets: NEWP	605	3,106	(263)	5,786
Total segment net loss	$(9,524)	$(2,264)	$(21,971)	$(12,997)
Reconciliation of segment net loss to consolidated net income (loss):
Segment net loss	$(9,524)	$(2,264)	$(21,971)	$(12,997)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(4,413)	(5,730)	(15,178)	(15,709)
Corporate and unallocated depreciation and amortization expense	(80)	(136)	(336)	(418)
Corporate and unallocated income (expenses) recorded as other income (expense)	(542)	3	(5,265)	6
Corporate and unallocated interest expense	(1,342)	(2,419)	(5,140)	(4,007)
Corporate income tax benefit (expense)	7,293	12	120,426	(26)
Equity in loss of CVR(1)	(1,100)	—	(2,429)	—
Income (loss) from discontinued operations, net of tax(2)	(401)	(22,302)	231,813	(78,350)
Consolidated net income (loss)	$(10,109)	$(32,836)	$301,920	$(111,501)

(1)

For the three months ended September 30, 2016, equity in loss of investee includes $1.1 million, which includes the Company’s proportionate share of loss from its investment in CVR and amortization of the basis differences. For the nine months ended September 30, 2016, equity in loss of investee includes $2.4 million, which includes the Company’s proportionate share of loss from its investment in CVR and amortization of the basis differences.

(2)	For the nine months ended September 30, 2016, income from discontinued operations, net of tax includes $358.6 million, which is the Company’s proportionate share of the book gain on sale of RNP.

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Total assets
Fulghum Fibres	$169,685	$179,327
Wood Pellets: Industrial	148,680	142,887
Wood Pellets: NEWP	63,725	62,709
Total segment assets	$382,090	$384,923
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$382,090	$384,923
Corporate and other	82,113	16,447
Discontinued operations	5,853	248,921
Consolidated total assets	$470,056	$650,291

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Total goodwill
Fulghum Fibres	$29,932	$29,932
Wood Pellets: NEWP	10,323	10,323
Total goodwill	$40,255	$40,255

	For the Nine Months Ended September 30,
	2016	2015
	(in thousands)
Capital expenditures
Fulghum Fibres	$5,193	$7,986
Wood Pellets: Industrial	9,006	26,691
Wood Pellets: NEWP	462	1,204
Corporate and other	743	925
Discontinued operations	11,075	25,077
Total capital expenditures	$26,479	$61,883

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
United States	$22,661	$33,233	$55,811	$85,297
Canada	2,867	1,772	19,266	5,980
Other	13,070	7,824	35,251	27,913
Total revenues	$38,598	$42,829	$110,328	$119,190

The following table sets forth assets by geographic area:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
United States - Continuing Operations	$275,608	$216,472
Canada	148,667	142,866
Other	39,928	42,032
Total assets - Continuing Operations	464,203	401,370
United States - Discontinued Operations	5,853	248,921
Total assets	$470,056	$650,291

Note 14 — Net Income (Loss) Per Common Share Allocated to Rentech

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

The Company's policy is to only allocate earnings to participating securities, i.e., restricted stock, for continuing operations, discontinued operations and in total during periods in which income is reported.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except for per share data)
Numerator:
Income (loss) from continuing operations	$(9,708)	$(10,534)	$70,107	$(33,151)
Less: Loss on redemption of preferred stock	—	—	(11,049)	—
Less: Preferred stock dividends	—	(1,320)	(1,320)	(3,960)
Less: (Income) loss from continuing operations attributable to noncontrolling interests	(103)	84	(328)	(21)
Less: Income from continuing operations allocated to participating securities	—	—	(1,443)	—
Income (loss) from continuing operations allocated to common shareholders	$(9,811)	$(11,770)	$55,967	$(37,132)
Numerator:
Income (loss) from discontinued operations	$(401)	$(22,302)	$231,813	$(78,350)
Less: (Income) loss from discontinued operations attributable to noncontrolling interests	174	9,728	(3,164)	32,775
Less: Income from discontinued operations allocated to participating securities	—	—	(5,748)	—
Income (loss) from discontinued operations allocated to common shareholders	$(227)	$(12,574)	$222,901	$(45,575)
Numerator:
Net income (loss) attributable to Rentech common shareholders	$(10,038)	$(24,344)	$286,059	$(82,707)
Less: Income allocated to participating securities	—	—	(7,191)	—
Net income (loss) allocated to common shareholders	$(10,038)	$(24,344)	$278,868	$(82,707)
Denominator:
Weighted average common shares outstanding	23,189	23,005	23,098	22,969
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	—	—	—
Common stock options	—	—	—	—
Restricted stock	—	—	280	—
Diluted shares outstanding	23,189	23,005	23,378	22,969
Basic:
Continuing operations	$(0.42)	$(0.51)	$2.42	$(1.62)
Discontinued operations	$(0.01)	$(0.55)	$9.65	$(1.98)
Net income (loss) per common share	$(0.43)	$(1.06)	$12.07	$(3.60)
Diluted:
Continuing operations	$(0.42)	$(0.51)	$2.39	$(1.62)
Discontinued operations	$(0.01)	$(0.55)	$9.54	$(1.98)
Net income (loss) per common share	$(0.43)	$(1.06)	$11.93	$(3.60)

For the three and nine months ended September 30, 2016, 1.7 million shares and 1.2 million shares, respectively, of Common Stock issuable pursuant to stock options, stock warrants and restricted stock units were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2015, 5.8 million shares of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

•	our ability to effectively operate our Atikokan and Wawa Facilities and increase their production rates to achieve their design capacities on a consistent basis;
•	higher than expected operating costs and lower than expected margins at the Wawa Facility, which are negatively impacting profitability of the facility;
•	our ability to successfully implement our reorganization plan and to achieve the cost savings we expect from the plan on the schedule we expect;
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

OVERVIEW OF OUR BUSINESS

We are a leading provider of wood fibre processing services, high-quality wood chips and wood pellets. Our wood fibre processing business includes Fulghum, which operates 32 wood chipping mills in the United States and South America. Fulghum provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum also owns and manages forestland and sells bark to industrial consumers in South America. Our wood pellet business includes our Atikokan and Wawa Facilities and NEWP. The Atikokan and Wawa Facilities are expected to have a maximum combined annual production capacity of 560,000 metric tons, and NEWP’s annual production capacity is 300,000 tons. Wood pellets produced at the Atikokan Facility are being used primarily for utility power generation in Canada and pellets produced at the Wawa Facility are being used primarily for utility power generation in the United Kingdom. The Atikokan Facility is fully operational and it is now averaging daily operating rates of approximately 90% of production capacity. The Wawa Facility has been commissioned and the plant has been producing wood pellets, though not at the expected production rate. Coming out of the recent shutdown the conveyance systems appear to be operating as expected, but we have experienced other challenges in ramping up production. The Wawa Facility is averaging weekly operating rates that annualize to produce approximately 150,000 metric tons of wood pellets and we are working to resolve the remaining equipment and operating challenges to incrementally  increase production over the next several quarters. Operating costs at the Wawa Facility have been higher than originally expected, and may continue to be so going forward, which negatively impacts profitability under the contract with Drax. In addition, oil prices, which drive indexation of prices in our Drax contract, have declined more than Canadian diesel prices, a material component of our fibre supply costs, which is negatively impacting margins on deliveries to Drax. For additional updates on the Atikokan and Wawa Facilities, see “Note 8 — Property, Plant and Equipment” to the consolidated financial statements included in this report. NEWP is one of the largest producers of wood pellets for the United States residential and commercial heating markets, operating four wood pellet facilities in the Northeast. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

We are a pure play wood fibre processing company with three core businesses: contract wood handling and chipping services, the manufacture and sale of wood pellets for the U.S. heating market and the manufacture, aggregation and sale of wood pellets for the utility and industrial power generation market.

Overview of our Results of Operations

Our operating segments have been affected in different ways by various negative and positive factors in 2016. The results and outlook for our Wood Pellets: Industrial segment depend primarily on operating results from the Atikokan and Wawa Facilities. During the nine months ended September 30, 2016, we shipped three vessels containing a combined approximately 95,000 metric tons of wood pellets from the Port of Quebec, which were delivered to and accepted by Drax. The Atikokan Facility shipped approximately 41,000 metric tons of wood pellets to OPG during the nine months ended September 30, 2016. However, we have had inventory write downs of $16.5 million through September 30, 2016 as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during this period of ramp-up at both facilities. Results at NEWP this year have been impacted by the abnormally warm temperatures in the Northeast during the most recent winter along with a major change in the trend we had seen over the last few years of consumers buying earlier into the spring and summer for upcoming heating seasons. This trend of consumers buying earlier in the spring and summer has reverted back to a more seasonal purchase pattern of most consumers waiting to make their purchases in the fall and winter. In addition, depressed prices for competitive heating fuels such as heating oil and propane have negatively affected consumer demand for NEWP’s products. As a result, NEWP’s sales volumes were significantly lower than historical levels. NEWP’s revenue decreased from $41.4 million for the nine months ended September 30, 2015 to $16.5 million for the nine months ended September 30, 2016. NEWP’s gross profit decreased from $8.9 million for the nine months ended September 30, 2015 to $2.5 million for the nine months ended September 30, 2016. In response to market conditions, NEWP has temporarily scaled back production since February 2016. With respect to Fulghum, revenue was $74.6 million for the nine months ended September 30, 2016, compared to $71.8 million for the nine months ended September 30, 2015. Fulghum’s gross profit was $11.5 million for the nine months ended September 30, 2016, compared to $12.9 million for the nine months ended September 30, 2015.

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

Wood Pellet Business — Industrial

We do not expect significant seasonality in our revenue from our Atikokan and Wawa Facilities, although we do expect to recognize revenue and receive cash in large increments with each shipment by vessel for exported pellets. We expect each vessel to contain approximately 48,000 metric tons. We have entered into long-term off-take contracts with Drax and OPG, which are utility companies that operate throughout the year subject to maintenance shutdowns. We have been producing wood pellets from our facilities year-round to meet these contractual requirements. Ground conditions during the wet season referred to as “spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood limiting the supply of fibre for wood pellet production. We expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months to mitigate this potential interruption of wood supply. This inventory build-up may increase our working capital requirements. The Port of Quebec typically remains ice-free during the winter months, which we expect will reduce the risk of interruptions in shipments to Drax. Because shipments to Drax will occur in large vessels, quarterly or annual revenues and profits could fluctuate depending on the timing and number of shipments in each period, particularly until we reach full production capacity at the Wawa Facility.

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

Business Segments

We operate in three business segments, which are  Fulghum Fibres, Wood Pellets: Industrial, and Wood Pellets: NEWP. See “Note 13 — Segment Information” in “Part I—Item 1. Financial Statements” to the consolidated financial statements included in this report for more information on the description of the segments. Allegheny’s operations are included only from the closing date of the Allegheny acquisition, which was January 23, 2015. Results of the East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Fulghum Fibres	$26,296	$23,446	74,561	71,823
Wood Pellets: Industrial	2,867	1,772	19,266	5,980
Wood Pellets: NEWP	9,435	17,611	16,501	41,387
Total revenues	$38,598	$42,829	$110,328	$119,190
Gross profit (loss)
Fulghum Fibres	$3,850	$4,959	11,455	12,944
Wood Pellets: Industrial	(6,137)	(3,265)	(16,304)	(6,727)
Wood Pellets: NEWP	1,492	4,057	2,506	8,875
Total gross profit (loss)	$(795)	$5,751	$(2,343)	$15,092
Selling, general and administrative expenses
Fulghum Fibres	$1,168	$1,241	$3,544	$3,870
Wood Pellets: Industrial	3,240	4,589	5,894	15,713
Wood Pellets: NEWP	514	587	1,574	2,009
Total segment selling, general and administrative expenses	$4,922	$6,417	$11,012	$21,592
Operating income (loss)
Fulghum Fibres	$2,347	$2,579	6,517	6,252
Wood Pellets: Industrial	(11,079)	(7,899)	(23,999)	(22,567)
Wood Pellets: NEWP	681	3,178	26	5,984
Total segment operating loss	$(8,051)	$(2,142)	$(17,456)	$(10,331)
Net income (loss)
Fulghum Fibres	$1,369	$3,012	3,543	4,977
Wood Pellets: Industrial	(11,498)	(8,382)	(25,251)	(23,760)
Wood Pellets: NEWP	605	3,106	(263)	5,786
Total segment net loss	$(9,524)	$(2,264)	$(21,971)	$(12,997)
Reconciliation of segment net loss to consolidated net income (loss):
Segment net loss	$(9,524)	$(2,264)	$(21,971)	$(12,997)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(4,413)	(5,730)	(15,178)	(15,709)
Corporate and unallocated depreciation and amortization expense	(80)	(136)	(336)	(418)
Corporate and unallocated income (expenses) recorded as other income (expense)	(542)	3	(5,265)	6
Corporate and unallocated interest expense	(1,342)	(2,419)	(5,140)	(4,007)
Corporate income tax benefit (expense)	7,293	12	120,426	(26)
Equity in loss of CVR(1)	(1,100)	—	(2,429)	—
Income (loss) from discontinued operations, net of tax(2)	(401)	(22,302)	231,813	(78,350)
Consolidated net income (loss)	$(10,109)	$(32,836)	$301,920	$(111,501)

(1)

For the three months ended September 30, 2016, equity in loss of investee includes $1.1 million, which includes our proportionate share of loss from our investment in CVR and amortization of the basis differences. For the nine months ended September 30, 2016, equity in loss of investee includes $2.4 million, which includes our proportionate share of loss from our investment in CVR and amortization of the basis differences.

(2)	For the nine months ended September 30, 2016, income from discontinued operations, net of tax includes $358.6 million, which is our proportionate share of the book gain on sale of RNP.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015:

Continuing Operations

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Fulghum Fibres	$26,296	$23,446	$74,561	$71,823
Wood Pellets: Industrial	2,867	1,772	19,266	5,980
Wood Pellets: NEWP	9,435	17,611	16,501	41,387
Total revenues	$38,598	$42,829	$110,328	$119,190

Fulghum Fibres

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Services	$15,599	$18,087	$47,678	$51,992
Product	10,697	5,359	26,883	19,831
Total revenues - Fulghum	$26,296	$23,446	$74,561	$71,823

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

Revenues were $26.3 million for the three months ended September 30, 2016, compared to $23.4 million for the same period last year. Revenues from operations in the United States were $13.2 million for the third quarter of 2016, as compared to $15.6 million in the prior year period. Revenues from operations in South America were $13.1 million for the third quarter of 2016, as compared to $7.8 million in the prior year period. The decrease in revenues from the United States operations is primarily due to the previously announced sale of a mill in April 2016 and an unplanned prolonged outage at one of our customer’s paper mills during the three months ended September 30, 2016, which reduced demand for wood chips from one of Fulghum’s mills. The increase in South America revenues was primarily due to higher biomass product sales in South America and chip sales to Asia in 2016 as compared to 2015. For the three months ended September 30, 2016, our mills in the United States processed 2.8 million green metric tons, or GMT, of logs into wood chips and residual fuels; our mills in South America processed 0.8 million GMT of logs. For the three months ended September 30, 2015, our mills in the United States processed 3.3 million GMT of logs into wood chips and residual fuels; our mills in South America processed 0.5 million GMT of logs.

Revenues were $74.6 million for the nine months ended September 30, 2016, compared to $71.8 million for the same period last year. Revenues from operations in the United States were $39.3 million during the nine months ended September 30, 2016, as compared to $43.9 million in the prior year period. Revenues from operations in South America were $35.3 million during the nine months ended September 30, 2016, as compared to $27.9 million in the prior year period. The decrease in revenues from the United States operations is primarily due to the sale of a mill in April 2016, an unplanned prolonged outage at one of our customer’s paper mills and regional flooding impacting two paper mill facilities of our customers, reducing demand for wood chips from Fulghum’s mills. The increase in South America revenues was primarily due to higher biomass product sales in South America and chip sales to Asia in 2016 as compared to 2015. For the nine months ended September 30, 2016, our mills in the United States processed 8.6 million GMT of logs into wood chips and residual fuels; our mills in South America processed 2.2 million GMT of logs. For the nine months ended September 30, 2015, our mills in the United States processed 9.3 million GMT of logs into wood chips and residual fuels; our mills in South America processed 1.8 million GMT of logs.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically electric utilities generating electricity. We began producing wood pellets at the Atikokan Facility in February 2015 and at the Wawa Facility in May 2015. Revenues were $2.9 million for the three months ended September 30, 2016, earned by delivering approximately 16,000 metric tons of wood pellets. Revenues were $1.8 million for the three months ended September 30, 2015, earned by delivering approximately 9,800 metric tons of wood pellets.

Revenues were $19.3 million for the nine months ended September 30, 2016, earned by delivering approximately 136,000 metric tons of wood pellets. Revenues were $6.0 million for the nine months ended September 30, 2015, earned by delivering approximately 32,500 metric tons of wood pellets.

We revised the delivery schedule in October with Drax for 2016 to be consistent with our ramp-up expectations for the Wawa Facility at that time. We agreed to deliver approximately 188,000 metric tons to Drax in 2016, which includes 95,000 metric tons delivered through September 30, 2016 and approximately 93,000 metric tons to be delivered in the remainder of 2016.  We have also revised the delivery schedule with Drax for 2017. The revised schedule calls for deliveries of approximately 336,000 metric tons of wood pellets in the 2017 calendar year. We will not incur any make-whole payments or other penalties to Drax if we meet these revised 2016 and 2017 delivery schedules. The revised schedules for 2016 and 2017 could be subject to further change, including penalties, if the Wawa facility does not ramp up as expected.

During the third quarter of 2016, we had a scheduled outage at the Wawa Facility to complete the remaining work on the conveyance systems and to perform other maintenance activities, during which time the facility was down for approximately five and a half weeks. In September 2016, we had a scheduled outage at the Atikokan Facility for the next phase of conveyor replacements, during which time the facility was down for one week.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States residential and commercial heating markets. Revenues were $9.4 million for the three months ended September 30, 2016 on deliveries of 49,000 tons of wood pellets. Revenues were $17.6 million for the three months ended September 30, 2015 on deliveries of 88,000 tons of wood pellets.

Revenues were $16.5 million for the nine months ended September 30, 2016 on deliveries of 87,000 tons of wood pellets. Revenues were $41.4 million for the nine months ended September 30, 2015 on deliveries of 208,000 tons of wood pellets.

Results at NEWP this year have been impacted by the abnormally warm temperatures in the Northeast during the most recent winter along with a major change in the trend we had seen over the last few years of consumers buying earlier into the spring and summer for upcoming heating seasons. This trend of consumers buying earlier in the spring and summer has reverted back to a more seasonal purchase pattern of most consumers waiting to make their purchases in the fall and winter. In addition, depressed prices for competitive heating fuels such as heating oil and propane have negatively affected consumer demand for our products. In response to market conditions, NEWP has temporarily scaled back production since February 2016.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of sales:
Fulghum Fibres	$22,446	$18,487	63,106	58,879
Wood Pellets: Industrial	9,004	5,037	35,570	12,707
Wood Pellets: NEWP	7,943	13,554	13,995	32,512
Total cost of sales	$39,393	$37,078	$112,671	$104,098

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the three months ended September 30, 2016 was $22.4 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 86% of our cost of sales for the three months ended September 30, 2016. Depreciation expense included in cost of sales was $1.9 million during the three-month period ended September 30, 2016.

Cost of sales for the three months ended September 30, 2015 was $18.5 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 81% of our cost of sales for the three months ended September 30, 2015. Depreciation expense included in cost of sales was $2.2 million during the three-month period ended September 30, 2015.

Cost of sales for the nine months ended September 30, 2016 was $63.1 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 85% of our cost of sales for the nine months ended September 30, 2016. Depreciation expense included in cost of sales was $5.8 million during the nine-month period ended September 30, 2016.

Cost of sales for the nine months ended September 30, 2015 was $58.9 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 82% of our cost of sales for the nine months ended September 30, 2015. Depreciation expense included in cost of sales was $6.3 million during the nine-month period ended September 30, 2015.

The increase in cost of sales between the periods in 2015 and the corresponding periods in 2016 is primarily due to the increase in biomass and chip sales by our operations in South America between periods, which resulted in an increase in product costs for operations in South America, partially offset by the decrease in processing volumes at our mills in the United States, which resulted in a decrease in cost of sales for operations in the United States, and the decrease in depreciation expense due to the sale of a mill in April 2016.

Wood Pellets: Industrial

We began producing wood pellets at the Atikokan Facility in February 2015 and at the Wawa Facility in May 2015. Cost of sales primarily consists of wood fibre feedstock, labor, repairs and maintenance, transportation, electricity and depreciation.

Cost of sales for the three months ended September 30, 2016 was $9.0 million. At September 30, 2016, we wrote down our wood pellet inventory by $6.2 million as a result of a high level of fixed operating costs and repairs and maintenance expenses incurred during the outages at the Atikokan and Wawa Facilities allocated to relatively low volumes produced during this period of ramp-up. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 76% of cost of sales for the three months ended September 30, 2016. Depreciation expense included in the cost of sales was $1.7 million for three months ended September 30, 2016, of which $1.2 million was included in the inventory write-down.

Cost of sales for the three months ended September 30, 2015 was $5.0 million. At September 30, 2015, we wrote down our wood pellet inventory by $3.1 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the commissioning period. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 53% of cost of sales for the three months ended September 30, 2015. Depreciation expense included in the cost of sales was $0.6 million for three months ended September 30, 2015.

Cost of sales for the nine months ended September 30, 2016 was $35.6 million. For the nine months ended September 30, 2016, our consolidated statements of operations include various inventory write-downs that total $16.5 million. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 74% of cost of sales for the nine months ended September 30, 2016. Depreciation expense included in the cost of sales was $6.8 million for nine months ended September 30, 2016, of which $3.0 million was included in the inventory write-downs.

Cost of sales for the nine months ended September 30, 2015 was $12.7 million. At September 30, 2015, we wrote down our wood pellet inventory by $5.6 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the commissioning period. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 52% of cost of sales for the nine months ended September 30, 2015. Depreciation expense included in the cost of sales was $1.6 million for nine months ended September 30, 2015.

The increase in cost of sales between the three months ended September 30, 2015 and the three months ended September 30, 2016 is due to the increase in sales volumes between periods. Cost of sales for the third quarter of 2016 were also higher because of a $6.2 million inventory adjustment on wood pellets that were produced during the ramp up phase at the Atikokan and Wawa Facilities at costs, including costs from the third quarter 2016 outages, per ton that were higher than expected sales prices. The inventory write-off for the three months ended September 30, 2015 was $3.1 million.

The increase in cost of sales between the nine months ended September 30, 2015 and the nine months ended September 30, 2016 is primarily due to the increase in sales volumes between periods. Cost of sales for 2016 were also higher because of $16.5 million in inventory adjustments on wood pellets that were produced during the ramp up phase at the Atikokan and Wawa Facilities at costs, including costs from the third quarter 2016 outages, per ton that were higher than expected sales prices. The inventory write-off for the nine months ended September 30, 2015 was $5.6 million. In addition, depreciation expense is considerably higher for 2016 because assets at the Atikokan and Wawa Facilities were in service for the full period in contrast with 2015. Atikokan Facility assets were put into service in February 2015 and Wawa Facility assets were put into service in May 2015.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the three months ended September 30, 2016 was $7.9 million. For the three months ended September 30, 2016, wood fibre feedstock, packaging, labor and electricity comprised 73% of cost of sales. Depreciation expense included in the cost of sales was $0.7 million for three months ended September 30, 2016.

Cost of sales for the three months ended September 30, 2015 was $13.6 million. For the three months ended September 30, 2015, wood fibre feedstock, packaging, labor and electricity comprised 76% of cost of sales. Depreciation expense included in the cost of sales was $1.0 million for three months ended September 30, 2015.

Cost of sales for the nine months ended September 30, 2016 was $14.0 million. For the nine months ended September 30, 2016, wood fibre feedstock, packaging, labor and electricity comprised 74% of cost of sales. Depreciation expense included in the cost of sales was $1.1 million for nine months ended September 30, 2016.

Cost of sales for the nine months ended September 30, 2015 was $32.5 million. For the nine months ended September 30, 2015, wood fibre feedstock, packaging, labor and electricity comprised 76% of cost of sales. Depreciation expense included in the cost of sales was $2.4 million for nine months ended September 30, 2015.

The decreases in cost of sales between the periods in 2015 and the corresponding periods in 2016 are primarily due to the decreases in sales volumes between periods.

Gross Profit (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Gross Profit (Loss):
Fulghum Fibres	$3,850	$4,959	11,455	12,944
Wood Pellets: Industrial	(6,137)	(3,265)	(16,304)	(6,727)
Wood Pellets: NEWP	1,492	4,057	2,506	8,875
Total gross profit (loss)	$(795)	$5,751	$(2,343)	$15,092

Fulghum Fibres

Gross profit was $3.9 million for the three months ended September 30, 2016, compared to $5.0 million for the same period last year. Gross profit margin for the three months ended September 30, 2016 was 15%, compared to 21% for the same period in the prior year. The decreases in gross profit and gross margin were due primarily to lower revenues as a result of the sale of a mill in the United States, partially offset by an increase in biomass product sales in South America and chip sales to Asia, as discussed above. In addition, the increase in product sales, which have lower gross profit margins than our wood fibre processing services, contributed to the decrease in gross margin.

Gross profit was $11.5 million for the nine months ended September 30, 2016, compared to $12.9 million for the same period last year. Gross profit margin for the nine months ended September 30, 2016 was 15%, compared to 18% for the same period in the prior year. The decreases in gross profit and gross margin were due primarily to lower revenues as a result of the sale of a mill in the United States, partially offset by an increase in biomass product sales in South America and chip sales to Asia, as discussed above. In addition, the increase in product sales, which have lower gross profit margins than our wood fibre processing services, contributed to the decrease in gross margin.

Wood Pellets: Industrial

Gross loss for the three months ended September 30, 2016 was $6.1 million, compared to $3.3 million for the same period in the prior year. Gross loss margin was 214% for the three months ended September 30, 2016, compared to 184% for the same period in the prior year. The increased gross loss and gross loss margins in 2016 were due to higher sales volumes at inventory costs that exceed sales prices as the Atikokan and Wawa Facilities were ramping up, including the related write down of inventory by $6.2 million during the three months ended September 30, 2016. Gross loss margins were higher also due to lower average sales prices for the three months ended September 30, 2016.

Gross loss for the nine months ended September 30, 2016 was $16.3 million, compared to $6.7 million for the same period in the prior year. Gross loss margin was 85% for the nine months ended September 30, 2016, compared to 112% for the same period in the prior year. The increased gross loss in 2016 was due to higher sales volumes at inventory costs that exceeded sales prices as the Atikokan and Wawa Facilities are ramping up, including the related write down of inventory by $16.5 million during the nine months ended September 30, 2016 and considerably higher depreciation expense in the first nine months of 2016 than in the first nine months of 2015. Further, certain expenses were recorded as operating expenses during the nine months ended September 30, 2015 before assets were placed into service. These expenses were capitalized to product inventory and included in cost of sales during the nine months ended September 30, 2016 as both the Atikokan and Wawa Facilities were in service during the entire nine months ended September 30, 2016. The improvement in gross loss margin between periods was due to improvements in inventory costs and increased revenues as a result of the higher volumes shipped during the nine months ended September 30, 2016 as compared to the same period last year, partially offset by lower average sales prices.

Operating costs at Wawa have been higher than originally expected, and may continue to be so going forward, which negatively impacts profitability under the contract with Drax. In addition, oil prices, which drive indexation of prices in our Drax contract, have declined more than Canadian diesel prices, a material component of our fibre supply costs, which is negatively impacting margins on deliveries to Drax.

Wood Pellets: NEWP

Gross profit for the three months ended September 30, 2016 was $1.5 million, compared to $4.1 million for the same period in the prior year. Gross profit margin was 16% for the three months ended September 30, 2016, compared to 23% for the same period in the prior year. Gross profit and gross profit margin were lower because of lower sales volumes and sales prices during the three months ended September 30, 2016.

Gross profit for the nine months ended September 30, 2016 was $2.5 million, compared to $8.9 million for the same period in the prior year. Gross profit margin was 15% for the nine months ended September 30, 2016, compared to 21% for the same period in the prior year. Gross profit and gross profit margin were lower because of lower sales volumes and sales prices during the nine months ended September 30, 2016.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Operating expenses:
Fulghum Fibres	$1,503	$2,380	4,938	6,692
Wood Pellets: Industrial	4,942	4,634	7,695	15,840
Wood Pellets: NEWP	811	879	2,480	2,891
Corporate and unallocated expenses	5,035	5,866	17,481	16,127
Total operating expenses	$12,291	$13,759	$32,594	$41,550

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses, which include personnel, professional and office costs, and depreciation and amortization expense related to non-wood chip processing assets.

Selling, general and administrative expenses for each of the three months ended September 30, 2016 and 2015 were $1.2 million.

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $3.5 million, compared to $3.9 million for the same period in the prior year. The decrease was primarily due to a decrease in personnel costs of $0.2 million. Depreciation and amortization expense included in operating expense for the nine months ended September 30, 2016 was $1.1 million, compared to $2.1 million for the same period last year. The decrease in depreciation and amortization expense was due to lower amortization of processing agreement intangible assets. The majority of Fulghum’s depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Other operating expenses for the three and nine months ended September 30, 2015 include an asset impairment charge of $0.7 million.

Wood Pellets: Industrial

Operating expenses were primarily comprised of selling, general and administrative expenses, which include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Facilities, and other business development costs.

Selling, general and administrative expenses were $3.2 million for the three months ended September 30, 2016, compared to $4.6 million for the same period in the prior year. The decrease was primarily due to a decrease in personnel costs of $0.7 million and rail car delivery lease expense of $0.6 million.

Selling, general and administrative expenses were $5.9 million for the nine months ended September 30, 2016, compared to $15.7 million for the same period in the prior year. The decrease was primarily due to certain expenses recorded as operating expenses during the nine months ended September 30, 2015 before assets were placed into service. These expenses were capitalized to product inventory and included in cost of sales during the nine months ended September 30, 2016 because the Atikokan and Wawa Facilities were in service during the entire nine months ended September 30, 2016. In addition, selling, general and administrative expenses for the nine months ended September 30, 2015 included contractual penalties to Drax of $2.6 million.

Other operating expenses for the three and nine months ended September 30, 2016 include losses on disposal of fixed assets of $1.6 million. $1.5 million of this amount relates to work done at the Wawa Facility. During the work on the conveyance systems, some original equipment was replaced resulting in us recognizing a loss on disposal of fixed assets.

In addition, we expect to incur additional carload shortfall penalties for 2016 under the Canadian National Contract as a result of the continued delays in ramping up the Wawa Facility and the revised 2016 delivery scheduled to Drax.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses, which include personnel, professional and office costs, and depreciation and amortization expense.

Selling, general and administrative expenses for the three months ended September 30, 2016 was $0.5 million, compared to $0.6 million for the same period in the prior year. Depreciation and amortization expense included in operating expense was $0.3 million in each of the three months ended September 30, 2016 and 2015. Depreciation expense relating to wood pellet processing assets was recorded in cost of sales.

Selling, general and administrative expenses for each of the nine-month periods ended September 30, 2016 and 2015 were $1.6 million and $2.0 million, respectively. The decrease was primarily due to a decrease in personnel costs, including bonus accruals, of $0.3 million. Depreciation and amortization expense included in operating expense was $0.9 million in each of the nine months ended September 30, 2016 and 2015. Depreciation expense relating to wood pellet processing assets was recorded in cost of sales.

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

Selling, general and administrative expenses were $4.4 million for the three-month period ended September 30, 2016 compared to $5.7 million for the same period last year. The decrease was a result of the Company’s cost saving efforts, including a decrease in consulting and professional services fees of $0.9 million, salary expense of $0.6 million, computer software-related costs of $0.3 million and non-cash equity-based compensation of $0.3 million, partially offset by increases in lease expense of $0.7 million and bonus expense of $0.3 million. Non-cash equity-based compensation expense was $0.4 million for the three months ended September 30, 2016, compared to $0.7 million for the same period in the prior year. During the three months ended September 30, 2016, we recorded a loss of $0.9 million on the sublease of our previous corporate office located in Los Angeles, California. The loss represents the present value of the remaining minimum lease payments due under the original lease reduced by the present value of the minimum lease payments to be received under the sublease and the amount of deferred rent recorded on our books relating to the original lease. Selling, general and administrative expenses for the three months ended September 30, 2016 included severance and exit costs related to personnel of $0.1 million.

Selling, general and administrative expenses were $15.2 million for the nine-month period ended September 30, 2016 compared to $15.7 million for the same period last year. The decrease was primarily due to decreases in consulting and professional services fees of $1.3 million, non-cash equity-based compensation of $0.9 million and computer software-related expenses of $0.6 million, partially offset by increases in lease expense of $0.9 million, bonus expense of $0.8 million and transaction costs of $0.8 million. Non-cash equity-based compensation expense was $1.1 million for the nine months ended September 30, 2016, compared to $2.0 million for the same period in the prior year. Selling, general and administrative expenses for the nine months ended September 30, 2016 included severance and exit costs related to personnel of $0.9 million.

Other operating expenses for the three months ended September 30, 2016 include a write-off for computer software of $0.5 million. Other operating expenses for the nine months ended September 30, 2016 include write-offs for computer software of $1.6 million and leasehold improvements, furniture and office equipment totaling $0.4 million.

Operating Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Operating Income (Loss):
Fulghum Fibres	$2,347	$2,579	6,517	6,252
Wood Pellets: Industrial	(11,079)	(7,899)	(23,999)	(22,567)
Wood Pellets: NEWP	681	3,178	26	5,984
Corporate and unallocated expenses	(5,035)	(5,866)	(17,481)	(16,127)
Total operating loss	$(13,086)	$(8,008)	$(34,937)	$(26,458)

Fulghum Fibres

Operating income was $2.3 million for the three months ended September 30, 2016, compared to $2.6 million for the same period last year. The decrease in operating income was primarily due to lower revenues due to the sale of a mill in the United States, partially offset by an increase in biomass product sales in South America and chip sales to Asia and a decrease in operating expenses, as discussed above.

Operating income was $6.5 million for the nine months ended September 30, 2016, compared to $6.3 million for the same period last year. The increase in operating income was primarily due to an increase in biomass product sales in South America and chip sales to Asia and a decrease in operating expenses, partially offset by lower revenues due to the sale of a mill in the United States, as discussed above.

Wood Pellets: Industrial

Operating loss was $11.1 million for the three months ended September 30, 2016, compared to $7.9 million for the same period last year. The increase in operating loss was due to higher sales volumes at inventory costs that exceeded sales prices as the Atikokan and Wawa Facilities were ramping up, including the related write down of inventory by $6.2 million during the three months ended September 30, 2016, and an increase in operating expenses, as discussed above. In addition, average sales prices were lower during the three months ended September 30, 2016 than in the comparable period last year.

Operating loss was $24.0 million for the nine months ended September 30, 2016, compared to $22.6 million for the same period last year. The increase in operating loss was due to higher sales volumes at inventory costs that exceeded sales prices as the Atikokan and Wawa Facilities were ramping up, including the related write down of inventory by $16.5 million during the nine months ended September 30, 2016, partially offset by a decrease in operating expenses, as discussed above. In addition, average sales prices were lower during the nine months ended September 30, 2016 than in the comparable period last year.

Wood Pellets: NEWP

Operating income was $0.7 million for the three months ended September 30, 2016, compared to $3.2 million for the three months ended September 30, 2015. The decrease in operating income was due to lower sales volumes and sales prices, as discussed above.

Operating income was $26,000 for the nine months ended September 30, 2016 compared to $6.0 million for the nine months ended September 30, 2015. The decrease in operating income was due to lower sales volumes and sales prices, as discussed above.

Corporate and Unallocated Expenses

Operating loss was $5.0 million for the three months ended September 30, 2016, compared to $5.9 million for the same period last year. The decrease in operating loss was primarily due to savings from the Company’s cost reduction efforts, as described above.

Operating loss was $17.5 million for the nine months ended September 30, 2016, compared to $16.1 million for the same period last year. The increase in operating loss was primarily due to an increase in severance costs, and the write-off of assets, partially offset by a decrease in personnel costs and non-cash equity-based compensation, as described above.

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

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for Fulghum.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fulghum net income per segment disclosure	$1,369	$3,012	$3,543	$4,977
Add Fulghum items:
Net interest expense	577	691	1,721	1,808
Asset impairment	—	704	—	704
Income tax (benefit) expense	511	(2,036)	1,718	89
Depreciation and amortization	2,221	2,595	6,873	8,434
Other(1)	(109)	912	(465)	(622)
Fulghum's Adjusted EBITDA	$4,569	$5,878	$13,390	$15,390

(1)	The amount for the nine months ended September 30, 2015 includes a gain of $1.6 million relating to an insurance settlement.

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for NEWP.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
NEWP net income (loss) per segment disclosure	$605	$3,106	$(263)	$5,786
Add NEWP items:
Net interest expense	169	142	460	430
Income tax expense	14	1	49	58
Depreciation and amortization	992	1,258	2,047	3,255
Other	(106)	(72)	(220)	(290)
NEWP's Adjusted EBITDA	$1,674	$4,435	$2,073	$9,239

The table below reconciles Wood Pellet - Industrial’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net loss for Wood Pellet - Industrial.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Wood Pellets: Industrial net loss per segment disclosure	$(11,498)	$(8,382)	$(25,251)	$(23,760)
Add Wood Pellets: Industrial items:
Net interest expense	405	569	1,223	1,067
Income tax expense	—	—	—	4
Depreciation and amortization	1,757	620	6,967	1,705
Other	13	(87)	29	122
Wood Pellets: Industrial Adjusted EBITDA	$(9,323)	$(7,280)	$(17,032)	$(20,862)

The table below reconciles Consolidated Adjusted EBITDA (excluding equity in loss of CVR and discontinued operations), which is a non-GAAP financial measure, to income (loss) from continuing operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Income (loss) from continuing operations	$(9,708)	$(10,534)	$70,107	$(33,151)
Add items:
Net interest expense	2,493	3,821	8,544	7,312
Asset impairment	—	704	—	704
Loss on debt repayment	—	—	3,295	—
Income tax (benefit) expense	(6,768)	(2,047)	(118,659)	177
Depreciation and amortization	5,050	4,609	16,223	13,812
Equity in loss of CVR	1,100	—	2,429	—
Other(1)	337	750	1,307	(796)
Consolidated Adjusted EBITDA, excluding equity in loss of CVR and discontinued operations	$(7,496)	$(2,697)	$(16,754)	$(11,942)

(1)

The amount for the three months ended September 30, 2016 includes a write-off for computer software of $0.5 million. The amount for the nine months ended September 30, 2016 includes write-offs for computer software, leasehold improvements, furniture and office equipment totaling $2.0 million. The amount for the nine months ended September 30, 2015 includes a gain of $1.6 million relating to an insurance settlement.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities - continuing operations	$(7,689)	$(7,475)
Operating activities - discontinued operations	(510)	89,257
Investing activities - continuing operations	(9,752)	(44,021)
Investing activities - discontinued operations	18,965	(23,220)
Financing activities	(10,679)	22,611
Effect of exchange rate on cash	398	(1,797)
Increase (decrease) in cash	$(9,267)	$35,355

Operating Activities

Revenues were $110.3 million for the nine months ended September 30, 2016, compared to $119.2 million for the same period in the prior year. The decrease in revenues was primarily due to the decrease in sales volumes and sales prices at NEWP, partially offset by increases in sales volumes at the Atikokan Facility, the Wawa Facility and Fulghum’s South American operations.

Net cash used in operating activities – continuing operations for the nine months ended September 30, 2016 was $7.7 million. We had net income from continuing operations of $70.1 million for the nine months ended September 30, 2016, which included $16.4 million of depreciation and amortization expense and a $16.5 million write-down of inventory. Inventories, before write-downs, increased by $20.1 million during the nine months ended September 30, 2016 primarily due to an increase in inventory at NEWP because of the abnormally warm temperatures in the Northeast during the most recent winter that resulted in lower sales, partially offset by a decrease in inventory at Fulghum due to timing of sales.

Net cash used in operating activities – continuing operations for the nine months ended September 30, 2015 was $7.5 million. We had net loss from continuing operations of $33.2 million for the nine months ended September 30, 2015, which included $14.0 million of depreciation and amortization expense. Inventories, before write-downs, increased by $10.4 million during the nine months ended September 30, 2015 primarily due to the normal seasonality of our business. Accounts receivable decreased by $5.7 million due primarily to timing of collections.

Net cash used in operating activities – discontinued operations for the nine months ended September 30, 2016 was $0.5 million. We had net income – discontinued operations of $231.8 million for the nine months ended September 30, 2016, which includes $358.6 million for our share of the book gain on sale of RNP, and was partially offset by income tax expense of $139.1 million.

Net cash provided by operating activities – discontinued operations for the nine months ended September 30, 2015 was $89.3 million. We had net loss – discontinued operations of $78.4 million for the nine months ended September 30, 2015.

Investing Activities

Net cash used in investing activities – continuing operations was $9.8 million for the nine months ended September 30, 2016, compared to $44.0 million for the same period in the prior year. Net cash used in investing activities for the nine months ended September 30, 2016 was primarily related to capital expenditures at the Atikokan and Wawa Facilities and some of Fulghum’s mills, partially offset by proceeds from disposals of assets and distributions received from our equity investment in CVR. Net cash used in investing activities for the nine months ended September 30, 2015 was primarily related to the capital expenditures for the construction of the Atikokan and Wawa Facilities. During the nine months ended September 30, 2015, we also completed the Allegheny acquisition.

Net cash provided by investing activities – discontinued operations was $19.0 million, compared to net cash used in investing activities – discontinued operations of $23.2 million for the same period in the prior year.

Financing Activities

Net cash used in financing activities was $10.7 million for the nine months ended September 30, 2016, compared to net cash provided by financing activities of $22.6 million for the same period in the prior year. During the nine months ended September 30, 2016, we borrowed $24.3 million under various credit agreements. During the period, we made debt payments of $20.2 million, and RNP made cash distributions to holders of noncontrolling interests of $3.3 million. We also used $10.0 million, along with CVR Common Units valued at $97.1 million, to repurchase the Preferred Stock. CVR Common Units valued at $45.0 million were used to pay down $41.7 million under the GSO Credit Agreement. During the nine months ended September 30, 2015, we borrowed an additional $45.0 million under the GSO Credit Agreement and an additional $11.5 million under RNP’s credit agreement. We also entered into an $8.0 million term loan in connection with the Allegheny acquisition. During the period, we made debt payments of $29.9 million, and RNP made cash distributions to holders of noncontrolling interests of $26.4 million. We also made an earn-out consideration payment of $5.0 million, which includes the $3.8 million value of the initial earn-out consideration at the closing of the NEWP acquisition. The payment also includes $1.2 million of the earn-out consideration that was recorded in the consolidated statements of operations and which was reflected in the changes in operating assets and liabilities in the consolidated statements of cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, our current assets and current liabilities, excluding those of discontinued operations, consisted of the following (in thousands):

Cash	$39,674
Accounts receivable	8,987
Inventories	28,876
Other current assets	8,560
Total current assets	$86,097
Accounts payable	$10,327
Accrued liabilities	22,744
Debt	14,039
Other current liabilities	8,787
Total current liabilities	$55,897

At September 30, 2016, our debt consisted of the following (in thousands):

GSO Credit Agreement	$52,250
Fulghum debt(1)	38,536
NEWP debt(2)	16,278
QS Construction Facility(3)	20,509
Total debt	$127,573

(1)	The Fulghum debt consists primarily of 13 term loans and three short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(2)	The NEWP debt consists primarily of four term loans with each term loan secured by specific property and equipment.
(3)	The amount that we owe under the obligation is $14.0 million.

Sources and Uses of Capital

During the nine months ended September 30, 2016, we funded development activities, operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand, cash from the sale of RNP, and distributions from RNP and CVR. We expect to be able to fund our operating needs, including working capital and capital expenditures remaining on the Atikokan and Wawa Facilities, from our operating cash flow, cash on hand and distributions from CVR, for at least the next 12 months.

Debt Facilities

Our debt facilities used to support our wood fibre processing business and corporate activities are the Fulghum debt, the NEWP debt, the QS Construction Facility, the credit agreement with Bank of Montreal, or the BMO Credit Agreement, and the GSO Credit Agreement. We expect Fulghum and NEWP to cover their respective debt service during the next 12 months with their cash from operations. We expect debt service related to the remaining debt during the next 12 months to be funded with cash on hand and distributions from CVR. For a description of the terms of our various debt instruments, see “Note 15 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report. On April 1, 2016, we entered into the GSO Credit Agreement, which currently consists of a $52.2 million term loan facility. During the quarter ended September 30, 2016, NEWP received a covenant waiver from its lender. For a description of the terms of the GSO Credit Agreement and an explanation for the waiver, see “Note 10 — Debt and Preferred Stock” to the consolidated financial statements included in this report. In May 2016, NEWP amended its revolving credit facility to increase available borrowings from $2.5 million to $6.0 million. In connection with the amendment to the NEWP credit facility, NEWP now must receive the lender’s prior approval before making any cash distributions to Rentech. In the event that the lender does not provide such approval, we may need to access other sources of liquidity to fund Rentech’s operations.

2016 Transactions

On March 14, 2016, RNP completed the sale of Pasadena Holdings to IOC. The transaction included an initial cash payment to RNP of $5.0 million, which resulted in a distribution to us of $2.6 million. The transaction also included a post-closing cash working capital adjustment of $5.4 million. The working capital adjustment along with insurance refunds put the total distribution to RNP unitholders at approximately $5.7 million, of which we received $3.4 million.

On April 1, 2016, RNP completed the Merger with CVR. We received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. We used 17.0 million CVR Common Units and $10.0 million of cash to: (i) repurchase and retire all $100 million of our Preferred Stock held by the GSO Funds and (ii) repay approximately $41.7 million of debt under the GSO Credit Agreement.

Due to the gain on sale of RNP upon completion of the Merger, we expect to utilize all of our federal NOL carryforwards, R&D credits and AMT credit carryforwards. During the three months ended September 30, 2016, we paid estimated tax payments totaling $4.4 million. We expect to make additional estimated tax payments during the three months ended December 31, 2016 totaling between $1.0 million and $2.0 million.

On September 9, 2016, we entered into a Termination Agreement with Kaidi and certain related parties pursuant to which Kaidi would pay $3.5 million to us (inclusive of a $1.1 million credit for Kaidi’s share of proceeds from the sale of the PDU equipment and property) on or before November 8, 2016. On November 7, 2016, we received the payment due under the Termination Agreement. For further information on the Termination Agreement, refer to the Current Report on Form 8-K filed by us on September 15, 2016.

Cash Distributions

We expect quarterly distributions from CVR, if made, to be a source of liquidity for our wood fibre processing and corporate activities. Cash distributions from CVR may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. We own approximately 7.2 million CVR Common Units. Assuming we continue to hold the CVR Common Units, we would receive quarterly distributions if made by CVR. However, our ownership interest in CVR may be reduced over time if we elect to sell any of our CVR Common Units or if additional common units were to be issued by CVR, as the case may be. While CVR paid a cash distribution to its common unitholders for the second quarter of 2016 of $0.17 per unit, CVR announced it would not pay a cash distribution for the third quarter of 2016.

Capital Expenditures

We estimate the total cost to acquire and convert the Atikokan and Wawa Facilities, including the costs of required modifications to the material-handling systems, will be approximately $145 million. This total cost includes working capital, commissioning costs, and contingency on the planned repairs and modifications to material handling systems. Our projection for capital expenditures does not include contingencies to address any other unforeseen issues that may arise during ramp-up of the facilities. For the nine months ended September 30, 2016, total combined expenditures, including construction, working capital and costs to commission, for the Atikokan and Wawa Facilities were approximately $6.8 million. As of September 30, 2016, remaining cash expenditures to complete the modifications to the Atikokan and Wawa Facilities are expected to be approximately $14.5 million, which includes approximately $5.0 million for potential additional conveyor replacements at the Atikokan Facility and other potential improvements that are on hold until such time that the investment can be justified by us. Of the $14.5 million, $6.6 million is recorded in accounts payable and accrued liabilities as of September 30, 2016.
CONTRACTUAL OBLIGATIONS

Our contractual obligations from continuing operations as of September 30, 2016 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of September 30, 2016.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk relating to continuing operations, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. As of September 30, 2016, no material changes have occurred in the types or nature of market risk described in our Annual Report.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s DCP as of the end of the period covered by this report. Management has identified material weaknesses in internal control over financial reporting, or ICFR, as described below. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of September 30, 2016.

Material Weaknesses in Internal Control over Financial Reporting

As we reported in 2015, we identified a material weakness which continues to exist as of September 30, 2016. We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for long-lived asset impairment and recoverability. Specifically, we did not design and maintain effective internal controls related to documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset impairment and recoverability. For more information, see “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in the Annual Report.

Additionally, as we reported for the quarter ended June 30, 2016, we identified a material weakness which continues to exist as of September 30, 2016. We determined that we did not maintain effective internal controls over the allocation of GAAP income tax expense between continuing and discontinued operations. Specifically, we did not perform certain procedures over the allocation of the GAAP tax provision between continuing and discontinued operations in the second quarter in accordance with our designed controls. This material weakness resulted in a material adjustment prior to finalizing the Company’s presentation of GAAP income tax expense between continuing and discontinued operations in its recasted 2015 consolidated financial statements for the three-month and six-month periods ended June 30, 2015.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These control deficiencies did not result in a material misstatement to our consolidated financial statements for the quarter ended September 30, 2016. However, these control deficiencies, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by our internal controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

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

Changes in Internal Control over Financial Reporting

As described in the Material Weaknesses in Internal Control over Financial Reporting and Plan for Remediation of the Material Weaknesses sections above, there were changes in our ICFR during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in “Note 11 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Index

2.1

Termination Agreement dated as of September 9, 2016, by and among Rentech Inc., Rentech Energy Technology Center, LLC, Sunshine Kaidi New Energy Group Co., Ltd., RES USA, LLC, Harvest International New Energy Co., Ltd. and Wuhan Kaidi Engineering Technology Research Institute Co., LTD. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by Rentech, Inc. on September 15, 2016).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: November 9, 2016	/s/ Keith B. Forman
Keith B. Forman,
President and Chief Executive Officer

Dated: November 9, 2016	/s/ Jeffrey R. Spain
Jeffrey R. Spain,
Chief Financial Officer