Form 10-K
period 2016-12-31
RENTECH, INC.
filed 2017-04-07
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $55.0 million (based upon the closing price of the common stock on June 30, 2016, as reported by the NASDAQ Stock Market).

The number of shares of the registrant’s common stock outstanding as of February 28, 2017 was 23,200,996.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the Securities and Exchange Commission, or SEC (as well as information included in oral statements or other written statements made or to be made by us or our management), contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in Part I—Item 1A “Risk Factors” and from time to time in our periodic reports and registration statements filed with the SEC. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

As used in this report, the terms “we,” “our,” “us,” “the Company” and “Rentech” mean Rentech, Inc., a Colorado corporation and its consolidated subsidiaries, unless the context indicates otherwise. References to “RNHI” refer to Rentech Nitrogen Holdings, Inc., a Delaware corporation and one of our indirect wholly owned subsidiaries. References to “RNP” refer to Rentech Nitrogen Partners, L.P., a former majority-owned subsidiary of the Company. References to “the General Partner” refer to Rentech Nitrogen GP, LLC, a Delaware limited liability company and RNP’s general partner. References to “Fulghum” refer to Fulghum Fibres, Inc., a Georgia corporation and one of our indirectly wholly owned subsidiaries. References to “NEWP” refer to New England Wood Pellet, LLC, a Delaware limited liability company and one of our indirect wholly owned subsidiaries.

RESTATEMENT

In this report, the Company has restated its consolidated financial statements for the three and six months ended June 30, 2016, and the three months and nine months ended September 30, 2016. These restatements and the material weakness reported herein are due to an incorrect calculation of the Company’s income tax provisions and affected non-cash deferred taxes and the allocation of tax benefit and tax expense between continuing operations and discontinued operations.

The Company recorded adjustments to deferred tax assets and liabilities related to the merger of RNP and Rentech Nitrogen GP, LLC with affiliates of CVR Partners, L.P., or CVR, (as discussed in Note 7 to our consolidated financial statements included in this report) during the three months ended June 30, 2016. Based upon further review of the accounting for the transaction in connection with the preparation of its financial statements for the year ended December 31, 2016, the Company determined that a book and tax basis difference existed of approximately $60 million related to the investment in CVR immediately following the transaction. The Company has therefore concluded that it should have recorded a non-cash deferred tax liability, which would have resulted in approximately $21.3 million of additional income tax expense in the three and six months ended June 30, 2016 and approximately $19.9 million of additional income tax expense for the nine months ended September 30, 2016 (due to a reduction of approximately $1.4 million in income tax expense for the three months ended September 30, 2016).

The Company has also determined that the allocation of tax benefit and expense between continuing operations and discontinued operations for the affected periods should be amended due to the release of a valuation allowance that was improperly classified. The change in allocation of this item does not impact consolidated net income. The income tax benefit from continuing operations and income tax expense from discontinued operations should be reduced by approximately $100 million and $80 million, respectively, for the three and six months ended June 30, 2016, as well as the nine months ended September 30, 2016 due to the classification error of the valuation allowance release and need to record the deferred tax liability for the CVR units received in the Merger. As a result, income from continuing operations was overstated, income from discontinued operations, net of tax was understated, net income was overstated, except for the three months ended September 30, 2016 when it was understated, and deferred income taxes (liabilities) was understated.

The Company has not amended its Quarterly Reports on Form 10-Q for prior periods affected by the restatement adjustments. Accordingly the financial statements and related financial information contained in such reports should no longer be relied upon. For further information regarding the impact of the restatement to the balance sheets, statements of operations and net income (loss) per common share attributable to Rentech, see Note 24 to our consolidated financial statements included in this report.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a pure play wood fibre processing company with three core businesses: contract wood handling and chipping services, the manufacture and sale of wood pellets for the U.S. heating market and the manufacture, aggregation and sale of wood pellets for the utility and industrial power generation market.

Our wood handling and chipping services business includes Fulghum, which operates 31 wood chipping mills in the United States and South America. Fulghum provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum’s South American subsidiaries own and manage forestland and sell bark to industrial consumers.

Our U.S. wood pellet business consists of NEWP, which is one of the largest producers of wood pellets for the United States residential and commercial heating markets. NEWP operates four wood pellet facilities in the Northeast. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

Our Canadian wood pellet business consists of our wood pellet production facilities located in Atikokan, Ontario, or the Atikokan Facility, and in Wawa, Ontario, or the Wawa Facility, the latter of which we idled in 2017. Wood pellets produced at the Atikokan Facility are being used primarily for utility power generation in Canada and wood pellets produced at the Wawa Facility were used primarily for utility power generation in the United Kingdom.

Idling of Wawa Facility; Exploration of Strategic Alternatives

In February 2017, we announced that we have (i) decided to idle the Wawa Facility and (ii) reduced production at the Atikokan Facility, to levels necessary to only fulfill the delivery requirements under the ten-year take-or-pay contract, or the OPG Contract, with Ontario Power Generation, or OPG. These decisions result from many factors, including without limitation, continued difficulty with ramping up production and additional capital required to increase production to levels near the Wawa Facility’s design capacity, projected operating costs that exceed our original expectations and uncertainty around future profitability. Due to the challenges, we recorded net asset impairment charges for the Wawa Facility and the Atikokan Facility totaling $116.2 million for the year ended December 31, 2016.

In addition, we initiated a formal process to explore a variety of strategic alternatives for the Wawa Facility and the Company as a whole. In conjunction with this process and to address potential future liquidity needs, we are considering strategic alternatives that may include, but are not limited to, a sale of us, a merger or other business combination, a sale of all or a material portion of our assets or a recapitalization.

We have retained Wells Fargo Securities, LLC to assist in the strategic alternatives review process. There is no assurance that the strategic review process will result in a transaction. If an appropriate strategic alternative is not achieved on a timely basis, and if we were otherwise unable to secure additional sources of funds to address potential future liquidity needs, there could be a material adverse effect on our business, results of operations, and financial condition.

Wood Fibre Business Cost Savings Plan and Other Corporate Activities

Over the past 18 months, we have been reorganizing our businesses to lower our cost structure. We now expect to achieve total consolidated annual selling, general and administrative, or SG&A, expense savings of approximately $20 million, up from the $12 to $15 million we previously expected. We have completed restructuring actions that have resulted in approximately $13.6 million of consolidated SG&A expense savings in 2016, excluding approximately $2.6 million of reorganization and transaction costs. We expect to achieve the additional savings of approximately $6.5 million in 2017, excluding reorganization and transaction costs.

These savings were achieved primarily by reducing corporate staff by approximately 30%, reducing compensation, and moving corporate headquarters and several back office positions from Los Angeles, California to lower-cost locations on the East Coast. We are continuing to identify further actions to reduce SG&A expenses in response to our financial position or changes to our corporate structure resulting from the strategic alternatives review process.

Results at NEWP this year were negatively impacted by relatively warmer weather than in previous years, continuing depressed prices for competitor heating fuels such as heating oil and propane, and changes in consumer buying patterns. As a result, NEWP’s sales volumes were significantly lower than historical levels. NEWP’s revenue decreased from $54.3 million for the year ended

December 31, 2015 to $27.8 million for the year ended December 31, 2016. NEWP’s gross profit decreased from $12.1 million for the year ended December 31, 2015 to $4.5 million for the year ended December 31, 2016. In response to market conditions, NEWP began scaling back production in February 2016. NEWP produced at approximately 65% of capacity during 2016 and is currently monitoring market demand and inventory levels and will adjust production accordingly.

Fulghum’s revenue was $97.4 million for the year ended December 31, 2016, compared to $94.2 million for the year ended December 31, 2015. Fulghum’s gross profit was $14.2 million for the year ended December 31, 2016, compared to $18.3 million for the year ended December 31, 2015. In February 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Fulghum expects the loss of these mills to negatively impact operating income and cash flow in the second half of 2017 and going forward. In 2016, these mills contributed approximately $3 million of operating income. Fulghum incurred capital expenditures of approximately $0.5 million for these two mills in 2016. If the sale of the mills is consummated, we expect to receive a one-time cash payment of approximately $5.5 million. While this was a subsequent event, the delays and extended negotiations during the three months ended December 31, 2016 and leading up to the customer’s final decision were considered a triggering event to perform a two-step goodwill impairment test for Fulghum U.S. as of December 31, 2016. The analysis of goodwill indicated an impairment to goodwill of $11.7 million, which was recorded for the year ended December 31, 2016.

Sales of Pasadena Holdings and RNP

On March 14, 2016, RNP, a majority owned subsidiary of which we previously owned approximately 60%, completed the sale of Rentech Nitrogen Pasadena Holdings, LLC, or Pasadena Holdings, the owner of a fertilizer facility in Pasadena, Texas, or the Pasadena Facility, to Interoceanic Corporation, or IOC. The transaction, referred to herein as the Pasadena Sale, included an initial cash payment of $5.0 million and a post-closing cash working capital adjustment of $5.4 million. The total of these payments along with insurance refunds put the total distribution to RNP unitholders at approximately $10.7 million of which we received $6.0 million. The Pasadena Sale also includes a milestone payment which would be paid to former RNP unitholders equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over two years.

On April 1, 2016, RNP completed the transactions contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015, or the Merger Agreement, under which RNP and the General Partner merged with affiliates of CVR, and RNP ceased to be a publicly traded company and became a wholly-owned subsidiary of CVR, or the Merger. Pursuant to the Merger Agreement, each outstanding unit of RNP was exchanged for 1.04 common units of CVR, or CVR Common Units, and $2.57 of cash. We received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. We used 17.0 million CVR Common Units received in the Merger and $10.0 million of cash to: (i) repurchase and retire all $100 million of our Series E Convertible Preferred Stock, par value $10.00 per share, or the Preferred Stock, held by certain funds managed by or affiliated with GSO Capital Partners LP, or the GSO Funds, and (ii) repay approximately $41.7 million of debt under our credit agreement with the GSO Funds (such agreement as amended and amended and restated from time to time, the “GSO Credit Agreement”).

Our Businesses

Our Wood Fibre Processing Business

Our wood fibre processing business primarily consists of wood chipping services to the pulp, paper and packaging industry and wood pellet production for the utility and industrial power generation market and the residential and commercial heating markets.

Our Wood Chipping Business — Fulghum Fibres

Fulghum provides wood yard operations services and high-quality wood chipping services, and produces and sells wood chips to the pulp, paper and packaging industry. In South America, Fulghum manufactures and sells wood chips, processes and sells biomass fuel to industrial heat and utility customers, owns and manages forestland, and buys and trades wood chips. Fulghum provides services and sells to customers in the United States, South America and Asia. Fulghum and its subsidiaries operate 31 wood chipping mills, of which 26 are located in the United States, four are located in Chile and one is located in Uruguay. Fulghum owns 86% of the equity interest in the subsidiaries located in Chile and Uruguay.

During the year ended December 31, 2016, our mills in the United States processed 11.4 million green metric tons, or GMT, of logs into wood chips and residual fuels; our mills in South America processed 2.8 million GMT of logs. During the year ended December 31, 2015, our mills in the United States processed 12.5 million GMT of logs into wood chips and residual fuels; our mills in South America processed 2.6 million GMT of logs.

In February 2017, Fulghum received notice from one of its customers that it intends to exercise its contractual right, under their processing agreement, to purchase two of Fulghum’s mills. We expect the loss of the Fulghum contract to negatively impact Fulghum’s operating income in the second half of 2017 and going forward. If the purchase option is indeed exercised, Fulghum expects to receive a one-time cash payment of approximately $5.5 million in connection with the purchase. Fulghum continues to focus on efficiently operating its remaining 24 mills in the U.S. and 5 mills in South America and explore opportunities to generate additional cash flow.

Expansion Projects

From time to time, we evaluate and pursue opportunities to increase our profitability by expanding our chip mills’ production capacities and product offerings. During the year ended December 31, 2016, we had no such expansion projects.

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

Fulghum generates revenue primarily from fees under exclusive processing agreements. Each of our United States mills typically operates under an exclusive processing agreement with a single customer. At these mills, Fulghum is paid a processing fee based on tons processed, with minimum volume base rates and a reduced fee rate for higher volumes. In most cases, if the customer fails to deliver the minimum contracted log volume for processing, it must pay a shortage fee to Fulghum, which is typically lower than the base rate. Under our processing agreements, the customer generally has the opportunity to make up for any shortfall below minimum volume requirements with additional volumes in subsequent months before it is required to pay a shortfall fee. Shortfall fees are typically settled quarterly. Fulghum’s Chilean operations include chipping services that earn fees based on a per ton processing fee structure similar to that described above. Fulghum’s Chilean operations also involve the sale of wood chips for export and the local sale of bark for industrial heat and utility applications. In Chile, we purchase raw material and sell products through two subsidiaries. Forestal Los Andes S.A., or FLA, purchases logs from the market to fulfill an order from a customer that is typically for a specific vessel of wood chips. Forestal Pacifico S.A., or FP, provides de-barking services for FLA and several of our customers. FP processes bark into a biomass fuel that is sold to local power utilities and industrial customers for heat and electricity applications. We also operate one mill in Uruguay under a chipping services-for-fee contract.

Most of our mills operate under multi-year contracts with the majority of total processing volume contracted through 2018 with some continuing beyond 2018 until 2028. Six mills in the United States representing over 40% of our United States volume and three mills in Chile representing over 70% of our South American volume are under contract through 2018 and beyond. Seven of our mills located in the United States and two of our mills located in South America have contracts that are currently renegotiated annually. One of our mills located in the United States provides wood chips to its customer on an as-needed basis on the spot market. We own 19 of the 31 mills we operate in the United States and South America. For certain of the mills that we own, the customer has an option to purchase the mill for a pre-determined price. In each scenario, the purchase price for the mill exceeds any debt remaining on the facility. For each of the mills that we do not own but operate under an agreement with the customer, the customer can terminate the agreement with prior written notice (in most cases, the processing agreements require 90 days’ prior written notice).

During 2016, approximately 71% of the log volume we processed in the United States was for four customers at 19 mills, as listed below.

Customer	Number of Mills	% of United States Volume
WestRock	8	20%
Graphic Packaging	2	19%
International Paper	8	17%
Packaging Corp. of America	1	15%

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

Raw Materials

The customers of our 26 mills located in the United States and the customers of most of our five mills in Chile and Uruguay are responsible for the procurement and delivery of wood to our mills. As a result, these mills are not directly exposed to logistics or delivery risks or to market risk associated with potential changes in wood supply or pricing, although they may be indirectly impacted if a customer is adversely impacted by these risks. For service revenue generated under our processing contracts where the customer is responsible for providing the logs, title to the wood remains with the customer throughout our receipt and processing of the wood fibre. In Chile, in addition to providing wood processing services, we sell wood chips primarily for export to Asian markets. We primarily purchase logs only to fulfill obligations under contracts with established prices for the delivery of wood chips, thereby minimizing our exposure to market fluctuations in prices for wood chips and logs. We also own approximately 1,400 acres of forestland in South America that can be harvested in cases of high log prices, which can help reduce market exposure in the short-term. However, if prices of wood remain at high levels for a prolonged period of time, revenue and profitability of our Chilean operations, which sell wood chips, could be adversely affected.

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

Competition

While a significant portion of the wood chipping mills in the United States are integrated facilities (i.e. owned and operated by pulp and paper companies that produce wood chips for internal consumption), the number of contract wood chipping mills in the United States has grown over the last decade. We estimate that Fulghum has a significant market share of the contract wood chipping market in the United States. We continue to explore opportunities to expand our business. We believe that most of the other contract wood chip processors in the United States that compete with Fulghum are smaller and less experienced and recognized than Fulghum. We believe that Fulghum’s 27 years of operating experience in the wood handling and chip processing industry, level of expertise and efficiency, scale, brand recognition and quality of services have enabled us, and will continue to enable us, to favorably distinguish ourselves from these competitors.

Our Wood Pellet Business — Industrial

Our board of directors, or Board, decided to idle the Wawa Facility in February 2017 due to equipment and operational issues that would require additional unbudgeted capital investment. Its decision is also the consequence of the continued uncertainty around the profitability on pellets produced at the facility and sold under the ten-year take-or-pay contract, or the Drax Contract, with Drax Power Limited, or Drax, making any additional investment in the facility uneconomic for us. Idling the facility will allow us to conserve cash to preserve our liquidity as we formally explore strategic alternatives for the Wawa Facility, including ongoing discussions with third parties.

Our Wawa Facility had experienced equipment and operating challenges subsequent to the replacement of problematic conveyors that was completed last fall. These issues have persisted. Our Board’s decision was based in part on our review of the work by a third-party engineering firm to identify additional necessary capital improvements. While we believe that the issues we have been experiencing at the facility can be resolved with additional capital investments, we have concluded that it is not economical for Rentech to pursue those investments or to continue to operate the facility at this time given the Drax Contract.

As a result of this decision, the Wawa Facility operations team completed a safe and orderly idling of the facility. While the facility is idled, a small workforce remains in place to maintain the facility so that it can resume operations with minimal cost and time if there is interest from a third party to invest in or purchase the facility. The remainder of the workforce has been placed on a temporary layoff while options for the facility are explored.

During the year ended December 31, 2016, we shipped four vessels to Drax containing approximately 134,000 metric tons of wood pellets. During 2017, we shipped one vessel to Drax containing approximately 45,800 metric tons of wood pellets. At the time the Wawa Facility was idled, there were approximately 12,000 metric tons of wood pellets in storage. We are currently looking at various options for this inventory.

Our Atikokan Facility was designed to produce approximately 110,000 metric tons of wood pellets annually at full capacity, and has successfully operated at rates of approximately 90% of production capacity. We plan to reduce production at the Atikokan Facility to a rate of approximately 45,000 metric tons of wood pellets on an annualized basis to fulfill the delivery requirements under the OPG Contract. The Atikokan Facility shipped approximately 50,000 metric tons of wood pellets to OPG, during the year ended December 31, 2016. At this time, we no longer expect to produce additional pellets to send to the Port of Quebec to fulfill the Drax Contract. We continue to explore additional opportunities to increase sales volumes at the Atikokan Facility that would enable the facility to increase both production and profitability. We are currently holding back approximately $3.5 million of capital expenditures budgeted for conveyance modifications at the Atikokan Facility. These expenditures along with any additional investments deemed necessary to help the facility reach full capacity will continue to be considered and evaluated for economic justification.

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

Customers

In 2013, our subsidiary that owns the Wawa Facility (the “Wawa Company”) entered into the Drax Contract, which originally called for annual wood pellet deliveries of 400,000 metric tons from the Wawa Facility beginning in 2016. Due to the issues we experienced in ramp-up and commissioning of the facility, the Wawa Company amended the Drax Contract to adjust the required delivery quantities to reflect expected delays in production at the Wawa Facility. The amendments resulted in contract adjustments for reduced volumes in 2014 through 2017, including penalty payments from the Wawa Company to Drax for delivery shortfalls in 2014 and 2015.

The Wawa Company delivered approximately 134,000 metric tons of pellets to Drax in 2016. The Wawa Facility did not incur penalties in 2016 for the shortfall in delivered pellets from the originally contracted volumes because the spot market prices for wood pellets were less than the contracted price with Drax. The Wawa Facility has not made any additional shipments to Drax since January 2017, and its remaining inventory of approximately 12,000 metric tons of pellets is not sufficient to fill a vessel to ship to Drax in the near term.

Prior to our decision to idle the facility, the Wawa Company agreed to deliver approximately 336,000 metric tons to Drax in 2017. In January 2017 we shipped 48,000 metric tons of pellets to Drax and in March 2017, Drax and the Wawa Company agreed to cancel the next two shipments of 2017 without any penalties, leaving the Wawa Company with an obligation to deliver approximately 193,000 metric tons to Drax later in the year. Further amendments to the delivery schedule under the Drax Contract may occur based on the Wawa Company’s determination to idle the facility. At this time we cannot make a determination if any penalties will be associated with future changes to the contract; under the Drax Contract, any potential penalties would depend upon whether Drax incurs additional fees and expenses in connection with finding replacement pellets. Such penalties could include, without limit, an inability of Drax to fulfill its replacement pellet needs at an equal or lesser price than the Drax Contract price. Rentech, Inc. has guaranteed the payment obligations of the Wawa Company under the terms of the Drax Contract up to a maximum amount of CAD$20 million, including potential penalty payments.

Our subsidiary that owns the Atikokan Facility (the “Atikokan Company”) entered into the OPG Contract in June 2013 under which it is required to deliver 45,000 metric tons of wood pellets annually. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility up to 90,000 metric tons annually. During 2016, we delivered an additional 5,000 metric tons at OPG’s request for a total of 50,000 metric tons of wood pellets.

Seasonality and Volatility

We do not expect significant seasonality in our revenue from our Atikokan Facility. We have entered into a long-term off-take contract with OPG, which is a power utility company that operates throughout the year subject to maintenance shutdowns. We have been producing wood pellets from this facility year-round to meet the contractual requirements. Ground conditions during the wet season referred to as “spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood limiting the supply of fibre for wood pellet production. We expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months to mitigate this potential interruption of wood supply. This inventory build-up may increase our working capital requirements.

Raw Materials and Supply

We intend to utilize Crown Fibre as the primary feedstock at our industrial wood pellet facilities. We believe that using Crown Fibre is desirable due to Ontario’s long-term forest management regime, which supports the availability and supply of wood fibre, and its industry-leading sustainability practices. In addition, we believe that the mixed hardwood trees in Northern Ontario, which have a long maturity period before they can be harvested, have a natural chemical composition that allows for the production of high quality wood pellets for thermal applications. We also use sawmill wood residuals and other sources of biomass, from time to time, as part of the feedstock for the Atikokan Facility.

Transportation

We have a contract with Canadian National Railway Company, or the Canadian National Contract, for all rail transportation of wood pellets from the Atikokan Facility to the Port of Quebec. The Atikokan Facility is located 1,300 track miles from the Port of Quebec. The contract requires we transport a minimum of 3,600 rail carloads each year. If these minimums are not met, the Wawa Company could be subject to penalties in the amount of CAD$1,000 per rail car. Under the Canadian National Contract, Rentech, Inc. has provided a parent guarantee which is capped at CAD$1.5 million. During 2015 and 2016 we incurred and either paid or accrued for penalties of $3.3 million and $1.0 million, respectively.

The Wawa Company has entered into a contract with Quebec Stevedoring Company Limited, or QSL, for our exclusive use of railcar unloading services, pellet storage domes and ship loading services at the Port of Quebec. The contract has a capital lease section which stipulates a fixed monthly payment to cover QSL for a portion of their cost to build the facility and a service section which includes rates for services and a pass-through of some cost actually incurred at the port. Under the contract, Rentech, Inc. has provided a parent guarantee for the monthly capital lease payments under the agreement. The remaining amount due under the capital lease is approximately $13.5 million at December 31, 2016.

Joint Venture with Graanul

In connection with our acquisition of Fulghum, or the Fulghum Acquisition, we entered into a joint venture with Graanul Invest AS, or Graanul, a European producer of wood pellets, for the potential development and construction of, and investment in, wood pellet plants in the United States and Canada. We and Graanul each own 50% equity interests in the joint venture, or the Rentech/Graanul JV, which is accounted for under the equity method. The Rentech/Graanul JV owns neither our Atikokan Facility nor our Wawa Facility. The joint venture has the right to develop certain wood pellet-related projects and has certain rights as exercised by either member to participate in future wood pellet projects or acquisitions in North America sourced by the other member. The joint venture currently does not own any tangible assets and its impact on our financial statements is immaterial.

Our Wood Pellet Business — NEWP

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

Customers

NEWP’s facilities and customers are located in the Northeastern United States. NEWP sells its wood pellets to big-box retailers and specialty retailers, including lawn and garden centers, heating supply stores, hardware stores, markets and convenience stores. It also sells pellets in bulk to large institutions, including schools, universities and governmental agencies to heat buildings. In the aggregate, NEWP’s top two big-box retailers, Lowe’s Home Improvement and Tractor Supply Company, represented approximately 25% of NEWP’s total sales for the year ended December 31, 2016. As is typical in the retail wood pellet industry, NEWP’s sales to its customers are primarily made on a purchase order basis, and NEWP generally does not have long-term orders or commitments.

Seasonality and Volatility

Since NEWP’s wood pellets are used for heating, its sales are seasonal. We typically ship the highest volume of wood pellets from our NEWP facilities during the third and fourth quarters of each year. During fiscal years 2015 and 2016, approximately 56% and 75%, respectively, of NEWP’s total annual volumes were shipped in the second half of the year. As a result of the seasonality of shipments and sales, we expect to experience significant fluctuations in NEWP’s revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly impact quarterly results by affecting the timing and amount of product demand and deliveries. To accommodate NEWP’s seasonal sales, we build up NEWP’s finished goods inventory from March through August of each year. This inventory build-up typically increases our working capital requirements.

The abnormally warm temperatures during the winter a year ago have disrupted seasonal buying patterns of the last couple of years resulting in unusually low sales volumes during the year ended December 31, 2016. Customers who have historically bought wood pellets earlier in the spring, summer and fall in preparation for the upcoming winter season are now waiting to make their purchases on an as-needed basis. As a result, we expect incremental seasonality in our revenue. While the consumer buying patterns may continue in 2017, we believe that these patterns are temporary, and we expect consumer buying patterns and sales to return to historical trends and levels, respectively. In response to market conditions, NEWP began scaling back production in February 2016. NEWP produced at approximately 65% of capacity during 2016 and is currently monitoring market demand and inventory levels and will adjust production accordingly.

Raw Materials

Wood feedstock (wood chips and sawdust) represents the largest component of NEWP’s wood pellet product cost. Competition for wood feedstock supply from pulp, paper and packaging manufacturing, and commercial and institutional wood boiler heating systems may affect our cost of wood feedstock. Our Jaffrey, New Hampshire production facility is affected the most by this competition, followed by our Schuyler, New York production facility, with our Deposit, New York production facility and our wood pellet processing facility located in Youngsville, Pennsylvania, or the Allegheny Facility, least affected. We have approximately 184 wood suppliers, of which approximately 74 provide 80% of our wood feedstock needs. We have developed relationships with our suppliers such that our wood costs have remained relatively flat with minimal variability over the last several years.

Transportation

NEWP’s customers take delivery of the wood pellets at the applicable facility.

Environmental Matters

Our business is subject to extensive and frequently changing federal, provincial, state and local, environmental, health and safety regulations governing a wide range of matters, including the emission of air pollutants, the release of hazardous substances into the environment, occupational health and safety, handling, use and transportation of our products, wood fibre feedstock, and other substances that are part of our operations. These laws, their underlying regulatory requirements and the enforcement thereof may impact us by imposing:

•

restrictions on operations or the need to install enhanced or additional controls, including to address air emissions, discharges to water, or new or changed permit requirements or, to mitigate or remediate releases of hazardous or other substances from our operations;

•	the need to obtain, maintain and comply with permits and authorizations; and
•

liability for releases, emissions or discharges at current and former facilities and off-site waste disposal locations, including releases that have or had the potential to contaminate soil or groundwater.

These laws also affect our operating activities as well as the level of our operating costs and capital expenditures. Failure to comply with environmental laws, including the permits issued to us thereunder, generally could result in substantial fines, penalties or other sanctions, court orders to install pollution-control equipment, permit revocations and facility shutdowns.

Our operations require numerous permits and authorizations. A decision by a governmental regulator to revoke or substantially modify an existing permit or authorization could have a material adverse effect on our ability to continue operations at the impacted facility.

In addition, environmental, health and safety laws may impose joint and several liability, without regard to fault, for cleanup of a contaminated site on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. Private parties, including the owners of properties adjacent to other facilities where our wastes are taken for disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Under environmental laws such as the federal Comprehensive Environmental Response, Compensation, and Liability Act and state analogs, former owners and operators of facilities can be held responsible for investigating and remediating environmental contamination.

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

Our facilities have experienced some level of regulatory scrutiny in the past, and we may be subject to further regulatory inspections, future requests for investigation or assertions of liability relating to environmental issues or accidental spills or releases. In the future, we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our results of operations and financial condition.

Certain environmental regulations and risks associated with our business are outlined below. We strive to maintain compliance with these regulations; however, they are complex and varied, and our operations are heavily regulated, and we may, from time to time, fall out of compliance, which may have a material adverse impact on our capital expenditures, results of operations or financial position.

The Federal Clean Air Act, or the CAA. The CAA and its implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, impose permitting and emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain substances. Standards promulgated pursuant to the CAA may require that we install controls at or make other changes to our facilities. If new controls or changes to operations are needed, the costs could be significant. In addition, failure to comply with the requirements of the CAA and its implementing regulations could result in substantial fines, civil or criminal penalties, or other sanctions.

The regulation of air emissions under the CAA requires that we obtain various construction and operating permits, including in some cases, Title V air permits and incur capital expenditures for the installation of certain air pollution control devices at our facilities. Measures have been taken to comply with various regulations specific to our operations, such as National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards and New Source Review. We have incurred, and expect to continue to incur, substantial administrative and capital expenditures to maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future.

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

Management of Hazardous Substances and Contamination. Under CERCLA and related state laws, certain persons may be liable at sites where or from release or threatened release of hazardous substances has occurred or is threatened. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, retroactive and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. Under RCRA, persons may be liable at sites where the past or present storage, handling, treatment, transportation, or disposal of any solid or hazardous waste may present an imminent and substantial endangerment to health or the environment. These persons can include the current owner or operator of property where disposal occurred, any persons who owned or operated the property when the disposal occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under RCRA is strict and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. As is the case with all companies engaged in similar industries, depending on the underlying facts and circumstances we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of or released. We cannot assure you that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material. These damages can relate to our current operating sites, as well as business and operating sites that we have divested, including without limitation the fertilizer plants that our former subsidiaries own in East Dubuque, Illinois and Pasadena, Texas. For a discussion of continuing environmental liabilities, that could have a material adverse effect on our business and cash flow see the risk factors captioned “Our wood fibre processing business is subject to environmental laws and regulations.” and “We may incur costs to investigate and remediate known or suspected contamination at the Pasadena Facility, or to close the phosphogypsum stacks located at the Pasadena Facility in compliance with environmental laws”.

Environmental Insurance. We have a premises pollution liability insurance policy which covers third party bodily injury and property damages claims, remediation costs and associated legal defense expenses for pollution conditions at or migrating from our facilities and the transportation risks associated with moving waste from our facilities to offsite locations for unloading or depositing waste. The policy also covers business interruptions and non-owned disposal sites. Our policy is subject to a limit and self-insured retention and contains other terms, exclusions, conditions and limitations that could apply to a particular pollution condition claim, and we cannot guarantee that a claim will be adequately insured for all potential damages.

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

Employees and Labor Relations

As of December 31, 2016, we had 606 non-unionized and salaried employees, and 19 unionized employees. Of these employees, 421 were employed by Fulghum, 87 were employed in Canada by Rentech subsidiaries, and 86 were employed by NEWP. We believe that we have good relations with our employees. Fulghum has a collective bargaining agreement in place covering unionized employees at one of its mills. The collective bargaining agreement covering unionized employees at one of our Fulghum mills expires on October 31, 2018. We have not experienced labor disruptions in the recent past.

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

Risks Related to Our Consolidated Business, Liquidity, Financial Condition, Results of Operations and Cash Flows

We may need additional liquidity in the event that our current and expected sources of funding are insufficient to fund working capital and to continue our operations. If we require additional capital and are unable to obtain it, there would be a material adverse effect on our business, financial condition and results of operations.

We have a history of operating losses and an accumulated deficit of $362.7 million as of December 31, 2016. We believe we have sufficient liquidity from cash on hand and expected working capital to fund operations and corporate activities through calendar year 2017, but we may have costs associated with idling the Wawa Facility and other events could arise that could increase our liquidity needs in 2017. We may also need additional liquidity to fund corporate activities through the first quarter of 2018. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our financial statements for the fiscal year ended December 31, 2016. Management’s plans to address these concerns are discussed in Note 1 to our consolidated financial statements. The Report of the Independent Registered Public Accounting Firm for these consolidated financial statements for the fiscal year ended December 31, 2016 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Vendors and other key contract counterparties of the Company and its subsidiaries may be reluctant to enter into contracts with us if they believe we may not be able to satisfy our obligations. Our inability to enter into such contracts could adversely affect our business, liquidity, financial condition, results of operations and cash flows.

We have implemented plans to address our liquidity needs through a combination of cost reductions and pursuing strategic alternatives.  However, there is no assurance that the strategic review process will result in a transaction, that we will achieve the cost savings we expect or that we will not require an additional source of funds. If we are required to obtain additional funds, there is no assurance we will be able to do so. Because our stock price has recently significantly declined, it may not be possible to obtain equity financing on acceptable terms or at all. The agreements governing our indebtedness limit our ability to obtain debt financing. The GSO Credit Agreement generally does not allow us to obtain debt financing without the consent of the lenders. Further, to the extent we are able to incur additional indebtedness with the consent of the lenders, it may not be possible to obtain debt financing on acceptable terms or at all. If we require additional capital and are unable to obtain it, there would be a material adverse effect on our business, financial condition and results of operations.

We have never operated at a profit. If we do not become profitable on an ongoing basis, we may be unable to continue our operations.

We have a history of operating losses and, excluding the gain on sale of RNP, have never operated at a profit. From our inception on December 18, 1981 through December 31, 2016, we have an accumulated deficit of $362.7 million. If we do not become profitable on an ongoing basis, we may be unable to continue our operations. Ultimately, our ability to remain in business will depend upon earning a profit from our wood fibre processing business. Failure to do so would have a material adverse effect on our financial position, results of operations, cash flows and prospects.

If our cash flow and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay capital expenditures, acquisitions, investments or other business activities, reduce or eliminate future borrowings, sell assets, seek additional capital or restructure or refinance our indebtedness and other obligations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. Failure to satisfy our indebtedness and other obligations on time would give rise to remedies against us by our creditors.

We are subject to covenants contained in the agreements governing our indebtedness, which impose restrictions on us.

We are subject to covenants contained in the agreements governing our indebtedness. These covenants restrict our ability to, among other things, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, incur liens, make negative pledges, pay dividends or make other distributions, make payments to our subsidiaries, make certain loans and investments, consolidate, merge or sell all or substantially all of our assets, enter into sale-leaseback transactions and enter into transactions with affiliates. Any failure to comply with these covenants could result in a default under the agreements governing our indebtedness.

We expect that NEWP will need to renew its $6 million revolving credit facility in May of 2017. However, there can be no assurance the revolving credit facility will be renewed or refinanced on acceptable terms. If the revolving credit facility is not renewed or refinanced, NEWP may not be able to meet its working capital needs and this likely would have a material adverse effect on our financial position, results of operations, cash flows and prospects.

Under the GSO Credit Agreement we are required to maintain at least $5 million of cash on hand, including cash available for distribution from our subsidiaries. The GSO Credit Agreement also contains a change of control covenant that may be impacted in the event a transaction results from the process we have initiated to explore a variety of strategic alternatives for the Wawa Facility and the Company as a whole. Under NEWP’s revolving credit facility, NEWP must receive the lender’s prior approval before making any cash distributions to Rentech. NEWP must also comply with its financial performance covenants in its debt agreements. These covenants include maintaining: (i) a minimum debt service coverage ratio of at least 1.4 to 1.0 on a trailing four quarter basis, (ii) a senior debt coverage ratio of less than 3.0 to 1.0 on a trailing four quarter basis and (iii) a fixed charge coverage ratio of at least 1.2 to 1.0 calculated at the end of each calendar year. NEWP’s ability to comply with its financial performance covenants depends on many factors, including reduced sales from warmer than normal winters and increased production costs resulting from required production process modifications.

Fulghum is required to comply with the financial performance covenants in its debt agreements. These covenants include maintaining (i) a minimum cash flow coverage ratio of at least 1.1 to 1.0, measured on a consolidated basis for Fulghum and its domestic subsidiaries and collectively for selected projects and (ii) a minimum tangible net worth of no less than $11.28 million plus 50% of the net income of Fulghum from and after December 31, 2010. In the event that Fulghum does not comply with these covenants, the debt agreements do not permit it to make cash distributions to Rentech. Such a failure to comply would also constitute an event of default under the Fulghum debt agreements. Fulghum’s ability to maintain compliance with its financial performance covenants depends on many factors, including customer demand for processing of wood chips.

In the event that either NEWP or Fulghum ceases to comply with their financial performance covenants as a result of the factors described above or other factors, NEWP or Fulghum, as applicable, would need to obtain an amendment or waiver under its respective debt agreements, including its financial covenants, and there can be no assurance that we would obtain such an amendment or waiver on terms acceptable to us, or at all.

In the event that NEWP or Fulghum is not permitted to make cash distributions to Rentech, these restrictions would limit Rentech’s ability to use the cash to fund its corporate activities and operations. Further, an event of default under the NEWP or Fulghum indebtedness could constitute an event of default under the GSO Credit Agreement.

In the event of a default under the agreements governing our indebtedness, unless waived, the lenders would have all remedies available to a lender, including the ability to cause the outstanding amounts of such indebtedness to become due and payable in full, institute foreclosure proceedings against any assets securing the indebtedness, and force us into bankruptcy or liquidation.

We may not be able to achieve the cost savings we expect from our cost-savings and restructuring measures.

If we are not able to successfully execute and realize the expected financial benefits from our restructuring measures, our business could be adversely affected. We have implemented cost-savings and restructuring measures in our wood fibre processing business and corporate activities to focus on operations and execution, while significantly reducing corporate overhead. We expect these measures to result in annual SG&A expense reductions in the range of approximately $20 million, but these measures may not be successful or result in the level of cost savings that we had anticipated. Our ability to realize anticipated cost savings may be affected by a number of factors. Actual charges, costs and adjustments related to these operational changes may vary materially from our estimates, and these operational changes may require cash and non-cash costs or charges in excess of budgeted amounts, which could reduce anticipated cost savings.

After the completion of the Merger, the idling of the Wawa Facility and the reduction in production at the Atikokan Facility, we are a less diversified company dependent on the success of our continuing wood fibre processing business.

Upon the completion of the Merger, we are a less diversified company with a focus only in the wood fibre processing industry.  Additionally, a large portion of our wood fibre processing business has been reduced by the idling of the Wawa Facility and a reduction in production at the Atikokan Facility. These actions have further concentrated our business within the wood processing and chipping industry through Fulghum and wood pelletizing for the U.S. home heating market through NEWP. As a result, our success is dependent on successful operation of our continuing wood fibre processing assets, and the risks related to our wood fibre processing business will have a more significant impact on us. If we are unable to successfully execute our strategy for our wood fibre processing business, or successfully mitigate the risks associated with this business, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Any operational disruption at our facilities, as a result of equipment failure, an accident, adverse weather, a natural disaster or another interruption, could result in a reduction of sales volumes and could cause us to incur substantial expenditures. A prolonged disruption could materially affect the cash flow we expect from our facilities, or lead to a default under our debt agreements or other material agreements.

The equipment at our facilities could fail and could be difficult to replace. Our facilities may be subject to significant interruption if they were to experience a major accident or equipment failure, including accidents or equipment failures caused during expansion projects, if they were damaged by severe weather or natural disaster or if there are unforeseen regulatory problems. Significant shutdowns at our facilities could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flow from our operations.

Repairs to our facilities could be expensive, and could be so extensive that our facilities could not economically be placed back into service. It has become increasingly difficult to obtain replacement parts for equipment and the unavailability of replacement parts could impede our ability to make repairs to our facilities when needed. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs. A prolonged disruption at our facilities could materially affect the cash flow we expect from our facilities, or lead to a default under our debt agreements or other material agreements. As a result, operational disruptions at our facilities could materially adversely impact our business, financial condition and results of operations.

We have identified and disclosed material weaknesses in our internal control over financial reporting, one of which has resulted in a restatement of our financial statements. There is also the risk that additional control weaknesses could be discovered.

As we previously reported in 2015, there was a deficiency in effective internal controls over the review of the cash flow forecasts used in our accounting for long-lived asset impairment and recoverability. Specifically, there was a deficiency in effective internal controls related to documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset impairment and recoverability. This control deficiency, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Additionally, as we previously reported in 2016, there was a deficiency in effective internal controls over the allocation of U.S. Generally Accepted Accounting Principles (“GAAP”) income tax expense between continuing and discontinued operations. Specifically, we did not perform certain procedures over the allocation of the GAAP tax provision between continuing and discontinued operations in the second quarter of 2016 in accordance with our designed controls. In our Quarterly Report on Form 10-Q for the six months ended June 30, 2016, this control deficiency resulted in a material adjustment prior to finalizing our presentation of GAAP income tax expense between continuing and discontinued operations in our recasted 2015 consolidated financial statements for the three-month and six-month periods ended June 30, 2015.

In preparing our year-end financial statements for 2016, we identified that the control deficiency related to income taxes, as described above, also affected our financial results for the three and six months ended June 30, 2016 and the three and nine months ended September 30, 2016. As a result, we determined that the allocation of tax benefit and expense between continuing operations and discontinued operations for the affected periods should be revised. We determined that the income tax benefit from continuing operations and income tax expense from discontinued operations should be reduced by approximately $100 million and $80 million, respectively, for the three and six months ended June 30, 2016, as well as the nine months ended September 30, 2016. In addition, we concluded that we should have recorded a non-cash deferred tax liability, which would have resulted in approximately $21.3 million of additional income tax expense in the three and six months ended June 30, 2016 and approximately $19.9 million of additional tax expense for the nine months ended September 30, 2016 (due to a reduction of approximately $1.4 million in income tax expense for the three months ended September 30, 2016). The control deficiency resulted in a restatement of our financial statements for the three and six months ended June 30, 2016 and the three and nine months ended September 30, 2016, as set forth in Note 24 of our Consolidated Financial Statements in “Part II — Item 8. Financial Statements and Supplementary Data.” in this report.

For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see “Part II—Item 9A. Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Although management has implemented, and is continuing to implement, certain procedures to strengthen our internal controls, material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in implementing or following our remediation plan, or if we discover additional control weaknesses, we may not be able to accurately report our financial condition, results of operations or cash flows or maintain effective internal control over financial reporting. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and NASDAQ Stock Market LLC, including a delisting from NASDAQ, securities litigation and a general loss of investor confidence, any one of which could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

Obligations associated with being a small public company require significant company resources, management attention, and increased third party costs which may impose a disproportionate financial burden on us and have a material adverse effect on our financial condition and results of operations.

As a reporting company we are required, among other things, to file annual, quarterly and current reports with respect to our business and financial condition and to maintain effective disclosure controls and procedures and internal control over financial reporting. These are significant requirements for a small company with limited management and staff resources. The loss of services of any key executive or employee may exacerbate the challenges in complying with these reporting and other requirements.  We may need to implement additional financial and management controls, reporting systems and procedures and increase our outsourcing of operating, tax, accounting, legal or finance services, which would require us to incur significant additional expenses.  Because our resources are limited compared to many public companies, these requirements and additional expenses may impose a disproportionate financial burden on us and have a material adverse effect on our financial condition and results of operations.

Our investment in CVR Partners, L.P. (“CVR”) of approximately 7.2 million common units (the “CVR Common Units”) represents a significant portion of our assets. The value of our investment in CVR is highly volatile as the quarterly distributions paid with respect to the CVR Common Units could be as low as zero, and the proceeds from a future sale of such units could be materially less than our carrying value or the fair value for the CVR Common Units described herein.  In subsequent periods, our investment in CVR Common Units could be impaired.

CVR is a publically traded master limited partnership that owns and operates two nitrogen fertilizer product manufacturing facilities. The ability of CVR to pay quarterly cash distributions and the market price of its common units varies significantly both quarterly and annually. This is due to both fluctuations in nitrogen fertilizer demand and the seasonality of fertilizer application within the agricultural industry. Nitrogen fertilizer products are commodities, the price of which can be highly volatile. The price of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, governmental policies and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application.

Farmers tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall, but nitrogen fertilizer producers generally produce products throughout the year. As a result, customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Variations in the proportion of product sold through prepaid sales contracts and variations in the terms of such contracts can increase the seasonal volatility of CVR’s cash flows and cause changes in the patterns of seasonal volatility from year-to-year.

Demand for nitrogen fertilizer products is also dependent on demand for crop nutrients from the global agricultural industry. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment. Profitability of CVR is also impacted by operating rates and volatility of operating costs, which in the case of natural gas historically have fluctuated significantly.

Fluctuations in the aforementioned factors historically have had and could in the future have significant effects on prices across all nitrogen fertilizer products and, in turn, on CVR’s  financial condition, its ability to pay quarterly distributions and the market price of its common units. Further, if there is a continuing or further decline in the value of the CVR Common Units that we believe is other than temporary, we could determine that it is necessary to impair the value of our investment in CVR.

We have recorded asset impairment charges with respect to our Wawa Facility and Atikokan Facility and goodwill impairment charges with respect to Fulghum, and we could be required to record additional material impairment charges and write-downs in the future.

In February 2017, we announced that we have (i) decided to idle the Wawa Facility and (ii) reduced production at the Atikokan Facility, to levels necessary to only fulfill the delivery requirements under the ten-year take-or-pay contract, or the OPG Contract, with Ontario Power Generation, or OPG. These decisions result from many factors, including without limitation, continued difficulty with ramping up production and additional capital required to increase to production to levels near the facilities design capacity, projected operating costs that exceed our original expectations and uncertainty around future profitability. Due to the challenges, we recorded net asset impairment charges for the Wawa Facility and the Atikokan Facility totaling $116.2 million in our consolidated financial statements for the fiscal year ended December 31, 2016.

In February 2017, Fulghum also was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Fulghum expects the loss of these mills to negatively impact operating income and cash flow in the second half of 2017 and going forward. While this was a subsequent event, the delays and extended negotiations during the three months ended December 31, 2016 and leading up to the customer’s final decision were considered a triggering event to perform a two-step goodwill impairment test for Fulghum U.S. as of December 31, 2016. The analysis of goodwill indicated an impairment to goodwill of $11.7 million, which was recorded for the year ended December 31, 2016, and the loss of these mills could trigger additional impairments to Fulghum’s assets and goodwill in the first half of 2017.

It is possible that more adverse changes to one or more of our businesses could require us to further reduce our expectations for their value in the future. If this were to occur, we could be required to record additional material impairment charges, including with respect to impairment of long-lived assets, and additional write-downs, which could have a material adverse effect on our results of operations, the trading price of our common stock and our reputation.

We may incur costs to investigate and remediate known or suspected contamination at the Pasadena Facility, or to close the phosphogypsum stacks located at the Pasadena Facility in compliance with environmental laws.

Soil and groundwater at the Pasadena Facility is pervasively contaminated. The facility has produced fertilizer since as early as the 1940s, and a large number of spills and releases have occurred at the facility, many of which involved hazardous substances. Contamination at the Pasadena Facility has the potential to result in toxic tort, property damage, personal injury and natural resources damages claims or other lawsuits. Further, regulators may require investigation and remediation at the facility in the future at significant expense.  ExxonMobil, a former owner of the Pasadena Facility, submitted Affected Property Assessment Reports, or APARs, under the Texas Risk Reduction Program to the Texas Commission on Environmental Quality, or the TCEQ, beginning in 2011 for the plant site and phosphogypsum stacks at the Pasadena Facility. The APARs identify instances in which various regulatory limits for numerous hazardous materials in both the soil and groundwater at the plant site and in the vicinity of the stacks have been exceeded. TCEQ may require ExxonMobil to perform additional investigative work as part of the APAR process. The TCEQ may also require further remediation of the contamination at the Pasadena Facility. The TCEQ or others could seek to hold us responsible for certain of the contamination at the Pasadena Facility, even though we no longer have an indirect ownership stake in the Pasadena Facility.  Under environmental laws such as the federal Comprehensive Environmental Response, Compensation, and Liability Act and state analogs, former owners and operators of facilities can be held responsible for investigating and remediating environmental contamination.

The Pasadena Facility was used for phosphoric acid production until 2011, which resulted in the creation of a number of phosphogypsum stacks at the Pasadena Facility. Phosphogypsum stacks are composed of the mineral processing waste that is the byproduct of the extraction of phosphorous from mineral ores.  The EPA reached an agreement with ExxonMobil in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses.  As of January 2016, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks will be $51.2 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount.  Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future.

The costs of investigating and remediating soil and groundwater contamination and closing and performing post-closure case of the phosphogypsum stacks at the Pasadena Facility will be substantial. The purchaser of the Pasadena Facility assumed liabilities for any environmental claims that may arise with respect to the Pasadena Facility, including closure of the phosphogypsum stacks. If ExxonMobil does not resolve the Pasadena Facility environmental contamination and phosphogypsum stack matters, and if the purchaser of the Pasadena Facility is unable or unwilling to do so, we could become financially responsible for Pasadena Facility environmental liabilities. If we become financially responsible for Pasadena Facility environmental liabilities, this would have a material adverse effect on our business, liquidity, financial condition, results of operations and cash flows.

Risks Related to Our Wood Fibre Processing and Wood Pellet Businesses

We have entered into various contracts relating to our Atikokan and Wawa Facilities, which will require us to pay penalties and could subject us to other damages and remedies to the extent that we do not comply with their terms.

In February 2017, we announced that we have (i) decided to idle the Wawa Facility and (ii) reduced production at the Atikokan Facility, to levels necessary to only fulfill the delivery requirements under the OPG Contract. Under the Drax Contract, we are required to sell to Drax the first 400,000 metric tons of wood pellets per year produced from our Wawa Facility and, under the OPG Contract, we are required to sell to OPG up to 90,000 metric tons of wood pellets per year from our Atikokan Facility.

If the Wawa Facility does not deliver wood pellets as required under the Drax Contract, the Wawa Company will be required to pay an amount equal to the difference between the contract price for the wood pellets and the price of any wood pellets purchased in replacement (if any). The Wawa Company also may be liable to Drax for other damages permitted to be recovered under the Drax Contract arising from the Wawa Company’s non-delivery of wood pellets. A future increase in the market price of wood pellets from current market pricing could increase the liabilities of the Wawa Company to Drax. Under the Drax Contract, Rentech, Inc. has guaranteed the Wawa Company’s obligations in an amount not to exceed CAD$20.0 million until May 1, 2018, and thereafter through the term of the Drax Contract for an amount not to exceed CAD$11.0 million.

Under the OPG Contract, OPG has the right to increase the delivery requirement of wood pellets from 45,000 metric tons to 90,000 metric tons after providing us specified advance notice. Although we expect to be able to meet our delivery requirements in a timely manner, we may be subject to penalties under the contract if we are not able to do so. Under the OPG Contract, Rentech, Inc. has guaranteed the Atikokan Company’s obligations in an amount not to exceed CAD$1.0 million.

Rentech, Inc. has guaranteed the Wawa Company’s monthly capital lease obligation payments under its agreement with QSL related to the pellet storage domes at the Port of Quebec. The remaining amount due under the capital lease is approximately $13.5 million at December 31, 2016. The Wawa Company has also entered into the Canadian National Contract for rail transportation of wood pellets from our Atikokan and Wawa Facilities to the Port of Quebec for delivery to Drax. Under the Canadian National Contract, the Wawa Company committed to transport a minimum of 3,600 rail carloads annually for the duration of the contract. If the Wawa Company does not meet these commitments, the Wawa Company is required to pay a penalty equal to CAD$1,000 per rail car. On February 20, 2017, Canadian National Railway Company filed a claim in Superior Court of the Province of Quebec District of Montreal against the Wawa Company and Rentech, Inc. for unpaid invoices related to the Canadian National Contract in the amount of approximately CAD$2.39 million as described in Note 14 — Commitments and Contingencies to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report. Under the Canadian National Contract, Rentech, Inc. has guaranteed the Wawa Company’s obligations in an amount not to exceed CAD$1.5 million.

To the extent that the commitments under the contracts described above have not been met, we may be required to pay additional penalties and other damages resulting from our failure to perform and the counterparties could seek other remedies, including termination of the contracts, which would adversely affect our financial condition, results of operations and cash flows.

We face competition from other wood fibre processing and wood pellet businesses.

We have a number of competitors in the wood fibre processing business in the United States and in other countries. Our wood chipping business’s principal competitors include major domestic and foreign biomass supply companies and paper and pulp manufacturers, our industrial wood pellet business’s principal competitors include major domestic and foreign biomass supply companies, and we have a number of competitors in our residential and commercial wood pellet business. Some competitors have greater total resources, or better name recognition, and are less dependent on earnings from those businesses, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Our competitive position could suffer to the extent that we are not able to adapt or expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships or to the extent that potential customers view us an uncreditworthy contract counterparty. An inability to compete successfully in the wood fibre processing business could result in the loss of customers, which could adversely affect our sales and profitability. In addition, as a result of increased pricing pressures in the wood fibre processing business caused by competition, we may in the future experience reductions in our profit margins on sales, or may be unable to pass future input price increases on to our customers, which would reduce our cash flows.

We have experienced difficulties in constructing and ramping up production at our Canadian wood pellet facilities. We may face further difficulties in the future.

We have experienced difficulties in completing the construction of the Wawa Facility and Atikokan Facility, including significant cost overruns and delays. We have also experienced challenges increasing the production rate at both facilities toward their design capacities. As a result, we recently announced our decision to idle the Wawa Facility and to reduce production at the Atikokan Facility.  In the event that we are unable to maintain consistent production rates at the Atikokan Facility, this would have a material adverse effect on our business, financial condition and results of operations.

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

Termination of the OPG Contract would likely have an adverse effect on our business, financial condition, results of operations and cash flows.

We have entered into a ten year off take contract with OPG under which we are required to deliver 45,000 metric tons of wood pellets annually from our Atikokan Facility. Although we recently reduced our production at the Atikokan Facility to levels necessary only to fulfill the delivery requirements under this contract, the OPG Contract constitutes a significant portion of our revenues. Under this contact, OPG has the right to terminate for specified reasons. For example, under the OPG Contract, OPG is permitted to terminate the contract in certain circumstances if the Atikokan Facility consistently fails to deliver pellets that are within required specifications or the required delivery schedule as agreed by the parties. Termination of the OPG Contract could materially adversely affect our business, financial condition, results of operations and cash flows.

Unfavorable changes in exchange rates could adversely affect us.

We are incurring expenses in Canadian dollars, and have contracted to sell our industrial wood pellets pursuant to off-take contracts under which the purchases are priced in Canadian dollars. As a result, we are subject to the effects of changing rates of exchange for the relevant currencies. Both the expenses we incur outside the United States and the value to our shareholders of future profits earned in foreign currencies may be affected by such exchange rates.

For financial statement reporting purposes, we translate the assets and liabilities of our Canadian subsidiaries at the exchange rates in effect on the balance sheet date and translate their costs and expenses at the monthly average exchange rate during the period of the transaction. We include translation gains and losses in the stockholders’ equity section of our balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our statements of operations. Since we translate Canadian dollars into United States dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee that the impact of currency fluctuations will not be material in the future.

We will rely primarily on Crown Fibre from the Government of Ontario for our feedstock needs at the Atikokan Facility. In the event that we lose the right to Crown Fibre or we are otherwise unable to secure adequate supplies of wood fibre on acceptable terms, this would likely materially adversely affect operations at the Atikokan Facility.

We use primarily Crown Fibre for the Atikokan Facility. Generally, obtaining Crown Fibre is a two-step process. First, the Government of Ontario must agree to make fibre available to us. At our Atikokan Facility, we intend to enter into an Agreement for the Supply of Crown Forest Resources in the near term pursuant to which the Government of Ontario would make available to us 279,400 cubic meters of Crown Fibre annually for a 10 year term. In the near term, we may rely on private purchases of mill residuals to provide fibre for our Atikokan Facility. There is no guarantee that the Government of Ontario will enter into or renew forest resource licenses as they expire. Further, there is no guarantee in the forest resource licenses or the Agreement for the Supply of Crown Forest Resources that the volumes contemplated therein will actually be available and the Government of Ontario reserves broad rights to modify and terminate such licenses and agreements.

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

If the Government of Ontario ceases to make fibre available to us or we are unable to obtain the right to access and harvest or purchase Crown Fibre from the private parties on acceptable terms, we may experience shortages in wood fibre, which would adversely affect our levels of production. For instance, we experienced supply shortages at the Atikokan Facility late in 2015 and early 2016 due to challenges managing wood harvesters given delays in ramping up the facility. We also experienced supply shortages at the Wawa Facility late in 2016. It is possible that the Atikokan Facility could continue to see similar challenges managing wood harvesters supplying feedstock and experience supply shortages. In the event of an inability to obtain sufficient wood fibre from our principal sources, we may attempt to make open market purchases of wood fibre to satisfy the feedstock needs for our Atikokan Facility. However, there is no guarantee that we would be able to secure a sufficient supply of wood fibre on acceptable terms or at all. If we are unable to secure adequate supplies of wood fibre on acceptable terms, this would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to depend on third parties to deliver and harvest the timber we process at, and to transport the finished wood pellets from, our wood pellet facility in Canada.

We expect to contract with independent harvesting companies to harvest and deliver timber to our Atikokan Facility. Under the contracts, we expect that the harvesting companies will be responsible for all elements of harvesting and transporting timber to our wood pellet facility in Canada, including but not limited to building haul roads, surveying and block layout. The harvesting companies’ ability to timely deliver timber to our facility could be adversely impacted by various factors, including but not limited to the inability to build necessary roads on time, employee strikes, weather conditions or traffic accidents. In the event that the harvesting companies fail to deliver timber to our facility on a timely basis, this would hinder our ability to produce wood pellets and, in turn, would materially adversely affect our business, financial condition, results of operations and cash flows.

The energy industry is highly competitive. Our wood pellet businesses may not successfully compete with other forms of energy.

Our wood pellet businesses face intense competition from well-established, conventional forms of energy, including petroleum, coal and natural gas. These forms of energy are abundant and widely accepted by consumers, and we may not be able to successfully compete with them. If the price of these competing fuels declines as a result of the discovery of new deposits of oil, gas or coal or otherwise, this likely would weaken demand for our wood pellet products. Our wood pellet businesses also compete with other forms of renewable energy, many of which are developing and could attain greater market acceptance than electricity generated from wood pellets. Any failure of our wood pellet businesses to successfully compete with other forms of energy could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The demand for industrial wood pellets is dependent, in significant part, on government regulations over which we have no control.

The demand for industrial wood pellets for energy production is driven, in significant part, by governmental policies and incentives. For example, the European Union, or EU, has adopted legislation that includes certain climate and energy targets for the EU known as the “20-20-20 target.” This legislation aims to achieve the following targets by 2020: (i) a 20% reduction in EU greenhouse gas emissions from 1990 levels; (ii) an increase in the share of EU energy consumption produced from renewable resources to 20%; and (iii) a 20% improvement in the EU’s energy efficiency. The European Commission also has adopted the Communication “Energy Roadmap 2050” renewing its commitment to reduce greenhouse gas emissions to 80 to 95% below 1990 levels by 2050. As part of the Energy Roadmap 2050, the European Commission released the 2030 policy framework for climate and energy, which targets to reduce EU domestic greenhouse gas emissions by 40% below the 1990 level by 2030 and to increase the share of renewable energy consumption to at least 27% by 2030. The UK has been an early adopter of these policies. The UK has adopted legislation targeting a reduction in its greenhouse gas emissions by 80% of 1990 levels by 2050. Through the launch of the Renewable Heat Incentive, the UK has also introduced a new payment system for the generation of heat from renewable sources. Moreover, the “Renewables Obligation” imposed by the UK in 2002 requires all electricity suppliers licensed in the UK to source a specified and annually increasing proportion of electricity from eligible renewable resources, or such suppliers will face a penalty. Under current law, the Renewables Obligation will remain in place through 2037. Some electricity suppliers are transitioning from more traditional fuel such as coal, which cost less than wood pellets, to using wood pellets as a feedstock to comply with this legislation and to receive the related incentives. These transitions would not occur in the absence of such legislation and related incentives. In the event that any of these or other similar governmental policies and incentives are modified or withdrawn, the demand for wood pellets would likely decrease significantly. Any such change in government policies could have a material adverse effect on our business, financial condition, results of operations. and cash flows

Our wood fibre processing business is subject to environmental laws and regulations. We expect that the cost of compliance with these laws and regulations will increase over time, and we could become subject to material environmental liabilities.

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

Adverse weather conditions have historically and in the future could continue to negatively impact sales of NEWP’s wood pellets and the processing of our industrial, residential and commercial wood pellets. Weather conditions generally have an impact on the demand for wood pellets. Because NEWP supplies distributors whose customers depend on heating fuel during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters in one or more regions in which NEWP operates can decrease the total volume we sell and the gross margin realized on those sales. Warmer temperatures in the Northeast could have a particularly adverse impact on sales, since almost all of NEWP’s wood pellets are consumed in that region. A reduction in the total volume we sell or in the gross margin we realize on such sales would negatively impact our business, financial condition and results of operations. To accommodate the seasonality in sales, NEWP typically builds inventory during the months of March through August, which increases its working capital requirements during those months of the year. As a result of the seasonality in its business, NEWP’s revenues, results of operations and net working capital will vary from quarter to quarter.

In addition, colder weather during the winter months could adversely impact our ability to process and pelletize wood for our industrial and residential wood pellet facilities. Weather and weather changes have an impact on our production efficiencies. Colder weather during winter months may adversely impact the processing of wood (particle sizing and drying) prior to pelletizing. Significant moisture from rain and snow may also adversely impact the drying of wood and increase the costs of drying wood fuel. Production process changes such as moisture content, particle sizing, and pelletizing die size may be needed when weather climate conditions change, all of which may adversely affect the processing and pelletizing of wood. A decrease in production efficiencies would increase our production costs. Further, the lower cost of competitive fuels that customers use in the winter months to heat their homes, such as heating oil, could negatively impact sales for NEWP. A reduction in the gross margin we realize on such sales would negatively impact our business, financial condition and results of operations.

Due to our dependence on significant customers, the loss of one or more of such significant customers could adversely affect our results of operations.

NEWP depends on significant customers, and the loss of one or several of such significant customers may have a material adverse effect on its results of operations and financial condition. In the aggregate, NEWP’s top two big-box retailers, Lowe’s Home Improvement and Tractor Supply Company, represented about 25% of NEWP’s total sales for the year ended December 31, 2016. As is typical in the wood pellet industry, NEWP’s sales to big-box retailers are primarily made on a purchase order basis, and NEWP generally does not have long-term orders or commitments from our big-box retailers. As a result, we are limited in our ability to predict the level of future sales or commitments from our current customers. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of NEWP’s products. The loss of one or several of our significant customers of our wood pellet products, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our financial condition and results of operations.

Fulghum also depends on significant customers, as certain of its customers own multiple mills for which Fulghum provides processing services. As a result, the loss of any one customer may result in the loss of multiple mills for which Fulghum is contracted to provide services. During 2016, approximately 71% of the log volume we processed in the United States was for four customers at 19 mills, and in early 2017 we lost contracts for two mills that were owned by a single customer representing 19% of the log volume processed in the United States in 2016. If Fulghum were to lose one or several customers that owned multiple mills there would be a material adverse effect on our financial condition and results of operations.

Risks Related to the Market for Rentech Common Stock

If we fail to continue to meet the listing standards of the NASDAQ Stock Market, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently traded on the NASDAQ Stock Market. To remain listed on the NASDAQ Stock Market, we must maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days, the NASDAQ Stock Market LLC could notify us of our potential delisting. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. As of March 30, 2017, the bid price for shares of our common stock on the NASDAQ Stock Market was $0.50 per share. In addition, we may be unable to meet other applicable NASDAQ Stock Market listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

We have a substantial overhang of common stock and future sales of our common stock or of securities linked to our common stock may cause substantial dilution and may negatively affect the market price of our shares.

As of December 31, 2016, there were approximately 23.2 million shares of our common stock outstanding. As of that date, an aggregate of approximately 1.9 million shares of common stock were issuable pursuant to outstanding restricted stock units, performance stock units, options and warrants. In the event that we acquire companies or assets, we may issue additional shares of stock to acquire those companies or assets.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Fulghum Fibres Mills

Locations - United States	Number of Properties		Land (1)	Buildings/ Equipment (1)	Wood Processing Capacity (GMT)
Alabama	2		1 Owned; 1 Operated	1 Owned; 1 Operated	1,100,000
Arkansas	1		Leased	Owned	550,000
Florida	1		Owned	Owned	1,350,000
Georgia	11	(2)	4 Owned; 5 Leased; 2 Operated	7 Owned; 4 Operated	7,550,000
Louisiana	3		1 Owned; 1 Leased; 1 Operated	2 Owned; 1 Operated	3,100,000
Maine	1		Leased	Owned	1,250,000
Mississippi	3		2 Owned; 1 Leased	3 Owned	1,550,000
South Carolina	1		Leased	Leased	250,000
Virginia	4	(2)	2 Leased; 2 Operated	2 Owned; 2 Operated	850,000

Locations - South America	Number of Properties		Land (1)	Buildings/ Equipment (1)	Wood Chip Capacity (GMT)
Chile	5	(3)	2 Owned; 1 Leased; 2 Operated	3 Owned; 2 Operated	2,500,000
Uruguay	1		Operated	Operated	650,000

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

Office Leases

Our executive offices are located in Washington, DC, and consist of approximately 600 square feet of leased office space. We also have leased offices in Los Angeles, California, which consist of approximately 900 square feet of office space. Both of the new corporate offices will be renewed as necessary, but only on a short-term monthly basis. These offices are used by all three of our segments. Our former executive offices are located in Los Angeles, California, and consist of 16,600 square feet of leased office space. The lease for our former office space expires in June 2020, but during 2016, we sublet the office space for the duration of the lease.

We also have leased offices located in Thunder Bay, Ontario, Canada, which consist of 1,800 square feet of leased office space. The lease expires in September 2018. These offices are used by our Wood Pellets: Industrial segment. Fulghum has leased offices located in Augusta, Georgia, which consist of 7,900 square feet of leased office space. The lease expires in January 2019. NEWP leases offices located in Jaffrey, New Hampshire, which consist of 5,200 square feet of office space.

ITEM 3.	LEGAL PROCEEDINGS

As disclosed in Note 14 — Commitments and Contingencies to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report, we are engaged in certain legal matters, and the disclosure set forth in Note 14 relating to such legal matters is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market, or NASDAQ, under the symbol “RTK.” On August 20, 2015, we effected a one-for-ten reverse stock split, or the Reverse Split, of our issued and outstanding shares of common stock. All closing prices listed below have been adjusted retrospectively for the effects of the Reverse Split. The following table sets forth the range of high and low closing prices for our common stock as reported by NASDAQ, for each quarterly period during the years ended December 31, 2016 and 2015:

Year Ended December 31, 2016	High	Low
First Quarter, ended March 31, 2016	$3.51	$1.61
Second Quarter, ended June 30, 2016	$3.87	$2.31
Third Quarter, ended September 30, 2016	$3.91	$2.38
Fourth Quarter, ended December 31, 2016	$2.94	$1.50

Year Ended December 31, 2015	High	Low
First Quarter, ended March 31, 2015	$14.00	$11.20
Second Quarter, ended June 30, 2015	$12.40	$10.50
Third Quarter, ended September 30, 2015	$10.60	$5.60
Fourth Quarter, ended December 31, 2015	$6.54	$2.46

The approximate number of shareholders of record of our common stock as of February 28, 2017 was 300. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 14,200.

Until we paid a special one-time distribution in 2012, we had never paid cash dividends on our common stock. We will continue to evaluate from time to time whether additional dividends or distributions are warranted. Any future determination relating to dividend policy will be made at the discretion of our Board and will depend on a number of factors, including our future earnings, capital requirements, investment opportunities, access to capital, financial condition, future prospects, and other factors as our Board may deem relevant.

STOCK PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on our common stock to those of the Russell 2000 Index, or the Russell 2000, and two customized peer groups for the five years ended December 31, 2016. The first customized peer group of four companies includes: Agrium, CF Industries, CVR Partners, and Terra Nitrogen Company, L.P., or the Fertilizer Peer Group. The second customized peer group of nine companies includes: Astec Industries, Inc., Enviva Partners, LP, KapStone Paper and Packaging Corporation, Koppers Holdings Inc., Minerals Technologies Inc., Neenah Paper, Inc., PH Glatfelter Co., and Schweitzer-Mauduit International Inc., or the Wood Fibre Peer Group. The following graph and table assumes that a $100 investment was made at the close of trading on December 31, 2011 in our common stock and in the index and the peer groups, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

Rentech has used the Fertilizer Peer Group in the past for comparison purposes because Rentech believed that the peer group was more comparable to Rentech’s nitrogen fertilizer business than other published indexes at the time. However, the Sale and Merger make this comparison no longer appropriate. For periods after December 31, 2016, Rentech will cease the use of the Fertilizer Peer Group.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Rentech, Inc.	100.00	215.16	143.17	103.08	28.80	20.29
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
Fertilizer Peer Group	100.00	142.50	140.15	151.62	134.14	135.94
Wood Fibre Peer Group	100.00	127.84	202.35	204.37	169.26	233.73

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected summary financial data for each of our last five years.

The operations of Fulghum and NEWP are included in our historical results of operations only from the date of the closing of the acquisition of Fulghum, or the Fulghum Acquisition, which was May 1, 2013, and acquisition of NEWP, or the NEWP Acquisition, which was May 1, 2014. Results of the East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented. The data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenues	$150,744	$156,457	$130,948	$58,284	$—
Cost of Sales	$157,237	$138,466	$111,751	$46,252	$—
Gross Profit (Loss)	$(6,493)	$17,991	$19,197	$12,032	$—
Loss from Continuing Operations	$(126,194)	$(60,930)	$(38,498)	$(1,025)	$(33,465)
Income (Loss) from Discontinued Operations, net of tax	$299,047	$(92,101)	$5,994	$1,063	$61,152
Net Income (Loss)	$172,853	$(153,031)	$(32,504)	$38	$27,687
Net (Income) Loss Attributable to Noncontrolling Interests	$(3,578)	$38,422	$494	$(1,570)	$(41,687)
Preferred Stock Dividends	$(1,320)	$(5,280)	$(3,840)	$—	$—
Net Income (Loss) Attributable to Rentech	$156,906	$(119,889)	$(35,850)	$(1,532)	$(14,000)
Net Income (Loss) per Common Share Attributable to Rentech:
Basic:
Continuing Operations	$(6.01)	$(2.89)	$(1.85)	$(0.04)	$(1.48)
Discontinued Operations	$12.47	$(2.33)	$0.27	$(0.03)	$0.82
Net Income (Loss)	$6.61	$(5.22)	$(1.57)	$(0.07)	$(0.63)
Diluted:
Continuing Operations	$(6.01)	$(2.89)	$(1.85)	$(0.04)	$(1.48)
Discontinued Operations	$12.47	$(2.33)	$0.27	$(0.03)	$0.82
Net Income (Loss)	$6.61	$(5.22)	$(1.57)	$(0.07)	$(0.63)
Weighted-average shares used to compute net income (loss) per common share:
Basic	23,122	22,981	22,856	22,614	22,319
Diluted	23,122	22,981	22,856	22,614	22,319

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA
Cash(1)	$28,319	$33,119	$16,167	$72,309	$85,838
Working Capital	$28,379	$23,760	$1,310	$68,682	$106,293
Construction in Progress	$905	$4,240	$131,665	$26,605	$470
Total Assets	$312,717	$650,291	$816,649	$693,129	$471,978
Total Long-Term Liabilities	$113,799	$521,502	$461,003	$422,123	$186,906
Total Rentech Stockholders' Equity (Deficit)	$147,578	$(15,221)	$120,733	$158,073	$157,987

(1)	Does not include cash from discontinued operations as of December 31, 2015, 2014, 2013 and 2012 of $15,823, $28,028, $34,060 and $55,799, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the information provided here in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that in order to more fully understand our discussion in this section, you should read our consolidated financial statements and the notes thereto and the other disclosures herein, including the discussion of our business and the risk factors.

RESTATEMENT

In this report, the Company has restated its financial statements for the three and six months ended June 30, 2016, and the three months and nine months ended September 30, 2016. These restatements and the material weakness reported herein are due to an incorrect calculation of the Company’s income tax provisions and affected non-cash deferred taxes and the allocation of tax benefit and tax expense between continuing operations and discontinued operations. For further information regarding the impact of the restatement to the balance sheets, statements of operations and net income (loss) per common share attributable to Rentech, see Note 24 to our consolidated financial statements included in this report.

OVERVIEW OF OUR BUSINESS

We are a pure play wood fibre processing company with three core businesses: contract wood handling and chipping services, the manufacture and sale of wood pellets for the U.S. heating market and the manufacture, aggregation and sale of wood pellets for the utility and industrial power generation market.

Our wood handling and chipping services business includes Fulghum, which operates 31 wood chipping mills in the United States and South America. Fulghum provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum’s South American subsidiaries also own and manage forestland and sell bark to industrial consumers in South America.

Our U.S. wood pellet business consists of NEWP, which is one of the largest producers of wood pellets for the United States residential and commercial heating markets. NEWP operates four wood pellet facilities in the Northeast. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

Our Canadian wood pellet business consists of our Atikokan Facility and Wawa Facility, the latter of which we idled in 2017. Wood pellets produced at the Atikokan Facility are being used primarily for utility power generation in Canada and wood pellets produced at the Wawa Facility were used primarily for utility power generation in the United Kingdom.

On March 14, 2016, we completed the sale of the Pasadena Facility to IOC. The transaction included an initial cash payment of $5.0 million, and a post-closing cash working capital adjustment of $5.4 million. These payments along with insurance refunds put the total distribution to RNP unitholders at approximately $10.7 million of which we received $6.0 million. The purchase agreement also includes an earn-out which would be paid to former RNP unitholders as of the closing of the Merger equal to 50% of the facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years.

On April 1, 2016, we completed the Merger. Pursuant to the Merger Agreement, each outstanding unit of RNP was exchanged for 1.04 CVR Common Units and $2.57 of cash. We received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. We used 17.0 million CVR Common Units received in the Merger and $10.0 million of cash to: (i) repurchase and retire all $100 million of Preferred Stock held by certain funds managed by the GSO Funds and (ii) repay approximately $41.7 million of debt under the GSO Credit Agreement.

In February 2017, we announced that we have (i) decided to idle our Wawa Facility and (ii) reduced production at our Atikokan Facility to levels necessary to only fulfill the delivery requirements under the OPG Contract with OPG. These decisions result from many factors, including without limitation, continued difficulty with ramping up production and additional capital required to increase production to levels near the facilities design capacity, projected operating costs which exceed our original expectations and uncertainty around future profitability. Due to the challenges, we recorded net asset impairment charges for the Wawa Facility and the Atikokan Facility totaling $116.2 million for the year ended December 31, 2016.

In addition, we initiated a formal process to explore a variety of strategic alternatives for the Wawa Facility and the Company as a whole. In conjunction with this process and to address potential future liquidity needs, we are considering strategic alternatives that may include, but are not limited to, a sale of us, a merger or other business combination, a sale of all or a material portion of our assets or a recapitalization.

Overview of our Results of Operations

Our operating segments have been affected in different ways by various negative and positive factors in 2016. The results and outlook for our Wood Pellets: Industrial segment depend primarily on operating results from the Atikokan and Wawa Facilities. Due to the idling of our Wawa Facility and the reduction of production levels at our Atikokan Facility, during the year ended December 31, 2016, we recorded net asset impairment charges for the Wawa Facility and the Atikokan Facility totaling $116.2 million. During the year ended December 31, 2016, we shipped four vessels containing a combined approximately 134,000 metric tons of wood pellets. The Atikokan Facility shipped approximately 50,000 metric tons of wood pellets to OPG during the year ended December 31, 2016.

However, we have had inventory write-downs of $24.8 million during 2016 primarily as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during this period of ramp-up at both facilities.

Results at NEWP this year were negatively impacted by relatively warmer weather than in previous years, continuing depressed prices for competitor heating fuels such as heating oil and propane, and changes in consumer buying patterns. As a result, NEWP’s sales volumes were significantly lower than historical levels. NEWP’s revenue decreased from $54.3 million for the year ended December 31, 2015 to $27.8 million for the year ended December 31, 2016. NEWP’s gross profit decreased from $12.1 million for the year ended December 31, 2015 to $4.5 million for the year ended December 31, 2016. In response to market conditions, NEWP began scaling back production in February 2016. NEWP produced at approximately 65% of capacity during 2016 and is currently monitoring market demand and inventory levels and will adjust production accordingly.

Fulghum’s revenue was $97.4 million for the year ended December 31, 2016, compared to $94.2 million for the year ended December 31, 2015. Fulghum’s gross profit was $14.2 million for the year ended December 31, 2016, compared to $18.3 million for the year ended December 31, 2015. In February of 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Fulghum expects the loss of these mills to negatively impact operating income and cash flow in the second half of 2017 and beyond. While this was a subsequent event, the delays and extended negotiations during the three months ended December 31, 2016 and leading up to the customer’s final decision were considered a triggering event to perform a two-step goodwill impairment test for Fulghum U.S. as of December 31, 2016. The analysis of goodwill indicated an impairment to goodwill of $11.7 million, which was recorded for the year ended December 31, 2016.

The loss of this customer is a subsequent event that is not considered in the impairment test we undertook during the three months ended December 31, 2016. For the three months ending March 31, 2017, we plan to perform step one of the impairment analysis, which we believe will result in the carrying value of the reporting unit exceeding the reporting unit’s fair value, which would require that a step-two analysis be performed. The amount of goodwill relating to the Fulghum U.S. operations is $13.1 million as of December 31, 2016. Therefore, the potential goodwill impairment could be up to $13.1 million, which we would expect to record during the three months ended March 31, 2017. In addition, the purchase option price of the two mills is below their carrying value which would result in a potential write down of fixed assets, which we would expect to record during the three months ended March 31, 2017. We also expect a write-down of the processing agreement relating to the two mills.

We have known uncertainties that may have an impact on our financial statements including additional penalties under the Drax Contract, the OPG Contract and the Canadian National Contract, the volatility of the CVR investment, which could be impaired in subsequent periods, and environmental liabilities relating to the Pasadena Facility.

If the Wawa Facility does not deliver wood pellets as required under the Drax Contract, the Wawa Company will be required to pay an amount equal to the difference between the contract price for the wood pellets and the price of any wood pellets purchased in replacement (if any). The Wawa Company also may be liable to Drax for other damages permitted to be recovered under the Drax Contract arising from the Wawa Company’s non-delivery of wood pellets. A future increase in the market price of wood pellets from current market pricing could increase the liabilities of the Wawa Company to Drax. Under the Drax Contract, Rentech, Inc. has guaranteed the Wawa Company’s obligations in an amount not to exceed CAD$20.0 million until May 1, 2018, and thereafter through the term of the Drax Contract for an amount not to exceed CAD$11.0 million.

Under the OPG Contract, OPG has the right to increase the delivery requirement of wood pellets from 45,000 metric tons to 90,000 metric tons after providing us specified advance notice. Although we expect to be able to meet our delivery requirements in a timely manner, we may be subject to penalties under the contract if we are not able to do so. Under the OPG Contract, Rentech, Inc. has guaranteed the Atikokan Company’s obligations in an amount not to exceed CAD$1.0 million.

The Wawa Company has also entered into the Canadian National Contract for rail transportation of wood pellets from our Atikokan and Wawa Facilities to the Port of Quebec for delivery to Drax. Under the Canadian National Contract, the Wawa Company committed to transport a minimum of 3,600 rail carloads annually for the duration of the contract. If the Wawa Company does not meet these commitments, the Wawa Company is required to pay a penalty equal to CAD$1,000 per rail car. Under the Canadian National Contract, Rentech, Inc. has guaranteed the Wawa Company’s obligations in an amount not to exceed CAD$1.5 million.

If there is a continuing or further decline in the value of the CVR Common Units that we believe is other than temporary, we could determine that it is necessary to impair the value of our investment in CVR. As of March 31, 2017, the fair value of the Company’s investment in CVR Common Units was $33.4 million.

The Pasadena Facility was used for phosphoric acid production until 2011, which resulted in the creation of a number of phosphogypsum stacks at the Pasadena Facility. Phosphogypsum stacks are composed of the mineral processing waste that is the byproduct of the extraction of phosphorous from mineral ores. The EPA reached an agreement with ExxonMobil in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. As of January 2016, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks will be $51.2 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future.

The costs of investigating and remediating soil and groundwater contamination and closing and performing post-closure case of the phosphogypsum stacks at the Pasadena Facility will be substantial. The purchaser of the Pasadena Facility assumed liabilities for any environmental claims that may arise with respect to the Pasadena Facility, including closure of the phosphogypsum stacks. If ExxonMobil does not resolve the Pasadena Facility environmental contamination and phosphogypsum stack matters, and if the purchaser of the Pasadena Facility is unable or unwilling to do so, we could become financially responsible for Pasadena Facility environmental liabilities. If we become financially responsible for Pasadena Facility environmental liabilities, this would have a material adverse effect on our business, liquidity, financial condition, results of operations and cash flows.

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

Supply and Demand Factors

Wood feedstock represents the largest component of the Atikokan Facility’s wood pellet product cost. We experienced supply shortages at the Atikokan Facility late in 2015 and early this year due to challenges managing wood harvesters given delays in ramping up the facility. We also experienced supply shortages at the Wawa Facility late in 2016. It is possible that the Atikokan Facility could continue to see similar challenges managing wood harvesters supplying feedstock and experience supply shortages. Wood feedstock represents the largest component of NEWP’s wood pellet product cost. Competition for wood feedstock supply from pulp and paper manufacturing companies, other pellet manufacturers and wood feedstock used in commercial and institutional wood boiler heating systems, may affect our cost of wood feedstock for NEWP.

Acquired Operations

NEWP’s operations are included in our historical operating results from the closing date of the NEWP Acquisition, which was May 1, 2014. The results of operations from Allegheny Pellet Corporation, or Allegheny, are included in our historical operating results from the closing date of the acquisition of Allegheny’s assets, which was January 23, 2015. Through its acquisition of Allegheny, NEWP acquired the facility in Youngsville, Pennsylvania.

The NEWP and Allegheny Acquisitions broadened the geographic area into which our products are sold. For periods after the closing of each acquisition: (i) our general and administrative expenses as well as sales-related expenses have increased due to the addition of the acquired operations; (ii) our depreciation and amortization expenses have increased due to the increase in tangible and definite lived intangible assets, which were recorded at fair value on the date of the acquisition; and (iii) our interest expense has increased due to the debt assumed with the NEWP Acquisition that continues to be outstanding and, in the case of Allegheny Acquisition, the debt incurred to finance the purchase price. Due to these factors, our operating results for the periods prior to and after the closing dates of the NEWP Acquisition and Allegheny Acquisition may not be comparable.

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

Revenue Recognition. We recognize revenue when the following elements are substantially satisfied: when the customer takes ownership from our facilities and assumes risk of loss; there are no uncertainties regarding customer acceptance; there is persuasive evidence that an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectability is not considered reasonably assured at the time of sale, we do not recognize revenue until collection occurs.

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

Investment in CVR. The investment in CVR is accounted for under the equity method of accounting. We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. In applying the equity method, we recorded the investment at fair value and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. The investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge would only be recognized in earnings for a decline in value that is determined to be other than temporary.

As of December 31, 2016, the carrying value and fair value of the Company’s investment in CVR Common Units were $53.3 million and $43.2 million, respectively. Given this differential, the Company is closely monitoring the performance of CVR to determine whether the investment is other-than-temporarily impaired. The Company considered a variety of factors in its impairment analysis, including the historical volatility in the price of CVR units, the seasonality of the fertilizer industry in which CVR operates and recent public statements made by CVR’s management regarding CVR’s results for the three and twelve months ended December 31, 2016 and their expectations for the upcoming Spring fertilizer season. The Company concluded that the decline in value of the CVR Common Units is not other than temporary and no other-than-temporary impairment is required as of December 31, 2016. Over the upcoming quarters, particularly the spring planting season, we will continue to monitor the fair value of the Company’s CVR Common Units as well as all publicly available information on CVR and the fertilizer industry to determine if an other-than-temporary impairment is necessary.

Recoverability of Goodwill. We determine fair values for each of the reporting units based on consideration of the income approach and the market comparable approach. For purposes of the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future after-tax cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit, which we believe are consistent with other market participants. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations have ranged from 10.5% to 11.5%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies and control premiums implied by recent industry transactions involving comparable businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

The carrying values of the reporting units are based on the actual assets and liabilities recorded on the balance sheets for each respective business. The goodwill on the balance sheet for each reporting unit is based upon the fair value of goodwill at the acquisition date of the business less any impairments taken since the acquisition. Certain corporate assets and liabilities that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values.

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

Business Segments

We operate in three business segments, as described below. NEWP’s operations are included only from the closing date of the NEWP Acquisition, which was May 1, 2014. Allegheny’s operations are included only from the closing date of the Allegheny Acquisition, which was January 23, 2015. Results of our former East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented. Our three business segments are:

•

Fulghum Fibres — The operations of Fulghum, which provides wood yard operations services and wood fibre processing services, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America.

•

Wood Pellets: Industrial — The operations of this segment include the Atikokan and Wawa Facilities, which produce, aggregate and sell wood pellets for the utility and industrial power generation market, corporate allocations, and wood pellet development activities. The wood pellet development activities represent the Company’s personnel costs for employees dedicated to the wood pellet business infrastructure and administration costs, corporate allocations, expenses associated with the Company’s joint venture with Graanul and third party costs.

•	Wood Pellets: NEWP — The operations of NEWP, which produces wood pellets for the residential and commercial heating markets. The segment includes Allegheny’s operations.

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues
Fulghum Fibres	$97,376	$94,219	$94,748
Wood Pellets: Industrial	25,592	7,933	4,086
Wood Pellets: NEWP	27,776	54,305	32,114
Total revenues	$150,744	$156,457	$130,948
Gross profit (loss)
Fulghum Fibres	$14,192	$18,293	$12,444
Wood Pellets: Industrial	(25,174)	(12,388)	703
Wood Pellets: NEWP	4,489	12,086	6,050
Total gross profit (loss)	$(6,493)	$17,991	$19,197
Operating income (loss)
Fulghum Fibres	$(3,853)	$(1,324)	$3,919
Wood Pellets: Industrial	(151,142)	(34,808)	(11,954)
Wood Pellets: NEWP	1,104	7,925	4,388
Total segment operating loss	$(153,891)	$(28,207)	$(3,647)
Net income (loss)
Fulghum Fibres	$(4,386)	$(3,007)	$75
Wood Pellets: Industrial	(152,672)	(36,542)	(11,616)
Wood Pellets: NEWP	801	7,664	4,342
Total segment net loss	$(156,257)	$(31,885)	$(7,199)
Reconciliation of segment net loss to consolidated net income (loss):
Segment net loss	$(156,257)	$(31,885)	$(7,199)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(17,736)	(21,231)	(31,735)
Corporate and unallocated depreciation and amortization expense	(404)	(549)	(579)
Corporate and unallocated expenses recorded as other income (expense)	(5,250)	(730)	(1,634)
Corporate and unallocated interest expense	(6,473)	(6,517)	(380)
Corporate income tax benefit (expense)	63,528	(18)	3,029
Equity in loss of CVR(1)	(3,602)	—	—
Income (loss) from discontinued operations, net of tax(2)	299,047	(92,101)	5,994
Consolidated net income (loss)	$172,853	$(153,031)	$(32,504)

(1)

For the year ended December 31, 2016, equity in loss of investee includes $3.6 million, which includes our proportionate share of loss from our investment in CVR and amortization of the basis differences.

(2)	For the year ended December 31, 2016, income from discontinued operations, net of tax includes $358.6 million, which is our proportionate share of book gain on sale of RNP.

THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

Continuing Operations:

Revenues

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Revenues:
Fulghum Fibres	$97,376	$94,219
Wood Pellets: Industrial	25,592	7,933
Wood Pellets: NEWP	27,776	54,305
Total revenues	$150,744	156,457

Fulghum Fibres

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Revenues:
Service	$62,864	$70,569
Product	34,512	23,650
Total revenues - Fulghum	$97,376	$94,219

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

Revenues for the year ended December 31, 2016 were $97.4 million, compared to $94.2 million for the year ended December 31, 2015. Revenues from operations in the United States were $51.1 million for the year ended December 31, 2016, as compared to $59.1 million in the prior year. Revenues from operations in the South America were $46.3 million for the year ended December 31, 2016, as compared to $35.1 million in the prior year. The decrease in revenues from the United States operations is primarily due to (i) the sale of a mill in April 2016; (ii) an unplanned prolonged outage at one of our customer’s paper mills; and (iii) regional flooding impacting two paper mill facilities of our customers, reducing demand for wood chips from Fulghum’s associated mills. The increase in revenues from South America operations was primarily due to higher biomass product sales in South America and chip sales to Asia in 2016 as compared to 2015. During the year ended December 31, 2016, our mills in the United States processed 11.4 million GMT of logs into wood chips and residual fuels; our mills in South America processed 2.8 million GMT of logs. During the year ended December 31, 2015, our mills in the United States processed 12.5 million GMT of logs into wood chips and residual fuels; our mills in South America processed 2.6 million GMT of logs.

In February 2017, we announced that we have received notice from one of Fulghum’s customers that it intends to exercise its contractual right, under its processing agreement, to purchase two of Fulghum’s mills. We expect the loss of the Fulghum contract to negatively impact Fulghum’s operating income and cash flow in the second half of 2017 and going forward. If the purchase option is indeed exercised, we expect to receive a one-time cash payment of approximately $5.5 million.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically electric utilities generating electricity. We began producing wood pellets at the Atikokan Facility in February 2015 and at the Wawa Facility in May 2015. Revenues were $25.6 million for the year ended December 31, 2016, earned by delivering approximately 184,000 metric tons of wood pellets. Revenues were $7.9 million for the year ended December 31, 2015, earned by delivering approximately 43,600 metric tons of wood pellets.

The Wawa Company delivered approximately 134,000 metric tons to Drax in 2016. The Wawa Facility did not incur penalties in 2016 for the shortfall in delivered pellets from the originally contracted volumes because the spot market prices for wood pellets were less than the contracted price with Drax. The Wawa Facility has not made any additional shipments to Drax since January 2017, and its remaining inventory of approximately 12,000 metric tons is not sufficient to fill a vessel to ship to Drax in the near term.

Prior to our decision to idle the facility, the Wawa Company agreed to deliver approximately 336,000 metric tons to Drax in 2017. In January 2017 we shipped 48,000 metric tons of pellets to Drax and in March 2017, Drax and the Wawa Company agreed to cancel the next two shipments of 2017 without any penalties, leaving the Wawa Company with an obligation to deliver approximately 193,000 metric tons to Drax later in the year. Further amendments to the delivery schedule under the Drax Contract may occur based on the Wawa Company’s determination to idle the facility. At this time we cannot make a determination if any penalties will be associated with future changes to the contract. Rentech, Inc. has guaranteed the payment obligations of the Wawa Company under the terms of the Drax Contract up to a maximum amount of CAD$20 million, including potential penalty payments.

Our Wawa Facility experienced equipment and operating challenges subsequent to the replacement of problematic conveyors last fall. These issues have persisted. Our Board’s decision to idle the Wawa Facility was based in part on our review of the work by a third-party engineering firm to identify necessary capital improvements. While we believe that the issues we have been experiencing at the facility can be resolved with additional capital investments, we have concluded that it is not economical to pursue those investments or to continue to operate the facility at this time.

As a result of this decision, the Wawa Facility operations team has completed a safe and orderly idling of the facility. While the facility is idled, a small workforce will remain in place to maintain the facility so that it can resume operations with minimal cost and time if there is interest from a third party to invest in or purchase the facility. The remainder of the workforce has been placed on a temporary layoff while options for the facility are explored.

We reduced production at our Atikokan Facility to levels necessary to only fulfill the delivery requirements under the OPG Contract. We continue to monitor the Atikokan Facility under the new operating plan. At this time, we expect the Atikokan Facility to generate cash flow in the range of break-even to slightly positive under this plan. The Atikokan Facility will no longer ship wood pellets to the Port of Quebec. We will continue to explore alternatives for selling additional wood pellets produced from the Atikokan Facility to increase its utilization and profitability.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets to the United States’ residential and commercial heating markets. Revenues were $27.8 million for the year ended December 31, 2016 on deliveries of 145,000 tons of wood pellets. Revenues were $54.3 million for the year ended December 31, 2015 on deliveries of 272,000 tons of wood pellets.

Results at NEWP this year were negatively impacted by relatively warmer weather than in previous years, continuing depressed prices for competitor heating fuels such as heating oil and propane, and changes in consumer buying patterns. NEWP began scaling back production in February 2016. NEWP produced at approximately 65% of capacity during 2016 and is currently monitoring market demand and inventory levels and will adjust production accordingly.

Cost of Sales

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Cost of sales:
Fulghum Fibres	83,184	75,926
Wood Pellets: Industrial	50,766	20,321
Wood Pellets: NEWP	23,287	42,219
Total cost of sales	$157,237	$138,466

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the year ended December 31, 2016 was $83.2 million, compared to $75.9 million for the year ended December 31, 2015. The increase in cost of sales between 2015 and 2016 is primarily due to the increase in biomass and chip sales by our operations in South America between periods, which resulted in an increase in product costs for operations in South America, partially offset by the decrease in processing volumes at our mills in the United States, which resulted in a decrease in cost of sales for operations in the United States, and the decrease in depreciation expense due to the sale of a mill in April 2016. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 84% of our cost of sales for the year ended December 31, 2016. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 81% of our cost of sales for the year ended December 31, 2015. Depreciation expense included in cost of sales was $7.7 million during the year ended December 31, 2016 and $8.7 million for the same period in the prior year.

Wood Pellets: Industrial

We began producing wood pellets at the Atikokan Facility in February 2015 and at the Wawa Facility in May 2015. Cost of sales primarily consists of wood fibre feedstock, labor, electricity, repair and maintenance, and depreciation.

Cost of sales for year ended December 31, 2016 was $50.8 million. During the year ended December 31, 2016, we wrote down our wood pellet inventory by $24.8 million primarily as a result of a high level of fixed operating costs and repairs and maintenance expenses incurred during the outages at the Atikokan and Wawa Facilities allocated to relatively low volumes produced during this period of ramp-up. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 72% of cost of sales for the year ended December 31, 2016. Depreciation expense included in the cost of sales was $9.0 million for year ended December 31, 2016, of which $4.1 million was included in the inventory write-downs. Cost of sales for year ended December 31, 2015 was $20.3 million. For the year ended December 31, 2015, we wrote down our wood pellet inventory by $11.3 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during this period of ramp-up. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 75% of cost of sales for the year ended December 31, 2015. Depreciation expense included in the cost of sales was $2.1 million for year ended December 31, 2015.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the year ended December 31, 2016 was $23.3 million, compared to $42.2 million for the year ended December 31, 2015. The decrease in cost of sales between 2015 and 2016 is primarily due to the decrease in sales volumes between periods. For the year ended December 31, 2016, wood fibre feedstock comprised 48%, packaging comprised 11%, labor comprised 8%, and electricity comprised 6% of cost of sales. For the year ended December 31, 2015, wood fibre feedstock comprised 51%, packaging comprised 12%, and labor and electricity each comprised 7% of cost of sales. Depreciation expense included in the cost of sales was $2.0 million for the year ended December 31, 2016. Depreciation expense included in the cost of sales was $3.0 million for the year ended December 31, 2015.

Gross Profit (Loss)

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Gross profit (loss):
Fulghum Fibres	$14,192	$18,293
Wood Pellets: Industrial	(25,174)	(12,388)
Wood Pellets: NEWP	4,489	12,086
Total gross profit (loss)	$(6,493)	$17,991

Fulghum Fibres

Gross profit was $14.2 million for the year ended December 31, 2016, compared to $18.3 million for the year ended December 31, 2015. Gross profit margin for the year ended December 31, 2016 was 15%, compared to 19% for the same period in the prior year. The decreases in gross profit and gross margin were due primarily to lower revenues as a result of the sale of a mill in the United States, partially offset by an increase in biomass product sales in South America and chip sales to Asia, as discussed above. In addition, the increase in product sales, which have lower gross profit margins than our wood fibre processing services, contributed to the decrease in gross margin.

Wood Pellets: Industrial

Gross loss for the year ended December 31, 2016 was $25.2 million, compared to gross loss of $12.4 million for the prior year. Gross loss margin was 98% for the year ended December 31, 2016, compared to 156% for the prior year. The increased gross loss in 2016 was due to higher sales volumes at inventory costs that exceeded sales prices as the Atikokan and Wawa Facilities were ramping up, including the related write down of inventory by $24.8 million during the year ended December 31, 2016 and considerably higher depreciation expense in 2016 than in 2015. Further, certain expenses were recorded as operating expenses during 2015 before assets were placed into service. These expenses were capitalized to product inventory and included in cost of sales during the year ended December 31, 2016 as both the Atikokan and Wawa Facilities were in service during the entire year ended December 31, 2016. The improvement in gross loss margin between periods was due to improvements in inventory costs and increased revenues as a result of the higher volumes shipped and sales prices during the year ended December 31, 2016 as compared to the prior year.

Wood Pellets: NEWP

Gross profit for the year ended December 31, 2016 was $4.5 million. Gross profit margin was 16% for the year ended December 31, 2016. Gross profit for the year ended December 31, 2015 was $12.1 million. Gross profit margin was 22% for the year ended December 31, 2015. Gross profit and gross profit margin were lower because of lower sales volumes and sales prices during the year ended December 31, 2016.

Operating Expenses

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Operating expenses:
Fulghum Fibres, excluding impairments	$6,366	$8,361
Fulghum Fibres impairments	11,679	11,256
Wood pellets: Industrial, excluding impairments	9,723	22,420
Wood pellets: Industrial impairments	116,245	—
Wood pellets: NEWP	3,385	4,161
Corporate and unallocated expenses	20,102	22,520
Total operating expenses	$167,500	$68,718

Fulghum Fibres

Operating expenses were comprised of selling, general and administrative expense, depreciation and amortization expense and impairment charges. Operating expenses were $18.0 million for the year ended December 31, 2016, compared to $19.6 million for the year ended December 31, 2015. Operating expenses, excluding impairments, were $6.4 million for the year ended December 31, 2016, compared to $8.4 million for the year ended December 31, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2016 were $4.7 million, compared to $5.0 million for the same period in the prior year. These expenses are for general administrative purposes, such as costs associated with general management personnel, travel, legal, office space, consulting, and information technology. The decrease was primarily due to a decrease in personnel costs of $0.3 million.

Depreciation and Amortization . Depreciation and amortization expense included in operating expense for the year ended December 31, 2016 was $1.4 million and $3.0 million for the same period in the prior year. The decrease in depreciation and amortization expense was due to lower amortization of processing agreement intangible assets. The majority of depreciation expense relates to wood chip processing assets and was recorded in cost of sales.

Fulghum Impairments. Fulghum’s goodwill impairment was $11.7 million for the year ended December 31, 2016. Fulghum’s asset impairments totaled $11.3 million for the year ended December 31, 2015. The impairment reduced property, plant and equipment by $11.3 million. See “Note 11 — Property, Plant and Equipment” and “Note 12 — Goodwill” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report.

Wood Pellets: Industrial

Operating expenses were primarily comprised of selling, general and administrative expenses, impairment charges and loss on disposal of fixed assets. Selling, general and administrative expenses include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Projects, and other business development costs.

Operating expenses, excluding impairments, were $9.7 million for the year ended December 31, 2016, compared to $22.4 million for the same period in the prior year. The decrease was primarily due to certain expenses recorded as operating expenses during the year ended December 31, 2015 before assets were placed into service. These expenses were capitalized to product inventory and included in cost of sales during the year ended December 31, 2016 because the Atikokan and Wawa Facilities were in service during the entire year ended December 31, 2016. In addition, selling, general and administrative expenses for the year ended December 31, 2016 included contractual penalties to Canadian National of $1.0 million. Selling, general and administrative expenses for the year ended December 31, 2015 included contractual penalties to Canadian National of $3.3 million and Drax of $2.6 million.

Wood Pellets: Industrial Asset Impairment. Wood Pellets: Industrial impairments totaled $116.2 million for the year ended December 31, 2016. The impairment reduced property, plant and equipment by $118.8 million, construction in progress by $1.4 million, intangible assets by $1.8 million and the QS Construction Facility by $6.4 million. See “Note 11 — Property, Plant and Equipment” and “Note 13 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report.

Wood Pellets: NEWP

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses for the year ended December 31, 2016 were $2.2 million. Selling, general and administrative expenses for the year ended December 31, 2015 were $2.7 million. The decrease was primarily due to a decrease in personnel costs of $0.4 million.

Depreciation and amortization expense included in operating expense for the year ended December 31, 2016 was $1.2 million. Depreciation and amortization expense included in operating expense for the year ended December 31, 2015 was $1.5 million. The majority of depreciation expense relates to wood pellet processing assets and was recorded in cost of sales.

Corporate and Unallocated Expenses

Corporate and unallocated expenses represent costs that relate directly to Rentech and its subsidiaries but are not allocated to a segment. Operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization expense. Selling, general and administrative expenses include cash and non-cash personnel costs, transaction-related expenses, insurance costs, facilities expenses, information technology costs and professional services fees for legal, audit, tax and investor relations activities.

Selling, general and administrative expenses were $17.7 million for the year ended December 31, 2016, compared to $21.2 million for the year ended December 31, 2015. The decrease was primarily due to decreases in consulting costs of $1.8 million, salaries of $1.7 million, non-cash equity based compensation of $1.5 million and professional services fees of $0.5 million, partially offset by increases in bonus expense of $1.0 million and transaction costs of $0.5 million related to the Merger. Non-cash equity based compensation expense was $1.9 million for the year ended December 31, 2016, compared to $3.4 million for the same period in the prior year.

Operating Income (Loss)

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Operating income (loss):
Fulghum Fibres	$(3,853)	$(1,324)
Wood Pellets: Industrial	(151,142)	(34,808)
Wood Pellets: NEWP	1,104	7,925
Corporate and unallocated expenses	(20,102)	(22,520)
Total operating loss	$(173,993)	$(50,727)

Fulghum Fibres

Operating loss was $3.9 million for the year ended December 31, 2016, compared to of $1.3 million for the year ended December 31, 2015. The increase in operating loss was primarily due to lower revenues due to the sale of a mill in the United States and an increase in impairment charges, partially offset by an increase in biomass product sales in South America and chip sales to Asia and a decrease in operating expenses, as discussed above.

Wood Pellets: Industrial

Operating loss was $151.1 million for the year ended December 31, 2016, compared to $34.8 million for the same period in the prior year. The increase in operating loss was primarily due to the net asset impairments of $116.2 million in 2016.

Wood Pellets: NEWP

Operating income was $1.1 million for the year ended December 31, 2016, compared to $7.9 million for the year ended December 31, 2015. The decrease in operating income was due to lower sales volumes and sales prices, as discussed above.

Corporate and Unallocated Expenses

Operating loss was $20.1 million for the year ended December 31, 2016, compared to $22.5 million for the year ended December 31, 2015. The decrease was primarily due to decreases in consulting costs of $1.8 million, salaries of $1.7 million, non-cash equity based compensation of $1.5 million and professional services fees of $0.5 million, partially offset by increases in bonus expense of $1.0 million, transaction costs of $0.5 million related to the Merger and loss on disposal of assets of $1.2 million due to write-offs for computer software, leasehold improvements, furniture and office equipment during 2016.

Other Income (Expense), Net

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Other expense, net:
Fulghum Fibres	$(1,322)	$(1,465)
Wood pellets: Industrial	(1,472)	(1,255)
Wood pellets: NEWP	(283)	(183)
Corporate and unallocated expenses	(9,762)	(6,509)
Total other expense, net	$(12,839)	$(9,412)

Corporate and Unallocated Expenses

Corporate and unallocated expenses recorded as other expense for the year ended December 31, 2016 was $9.8 million compared to $6.5 million for the same period in the prior year. The increase was primarily due to the loss on debt repayment of $3.3 million. The remainder of the 2016 amount and the 2015 amount consist primarily of interest expense.

Discontinued Operations:

RNP (East Dubuque and Pasadena)

Revenues

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Revenues:
RNP: East Dubuque	$34,848	$201,344
RNP: Pasadena	19,499	139,387
Total revenues	$54,347	$340,731

Pasadena’s operations are included only through the end of business on the day before the closing of the Pasadena Sale, which was March 14, 2016. East Dubuque’s operations are included only through the end of business on the day before the closing of the Merger, which was April 1, 2016.

We generated revenue from the sale of nitrogen fertilizer products manufactured at our East Dubuque Facility. Our East Dubuque Facility produced ammonia, UAN, liquid and granular urea, which are nitrogen fertilizers that use natural gas as a feedstock. We also produced nitric acid and food-grade CO2. We generated revenue from sales of nitrogen fertilizer and other products manufactured at our Pasadena Facility. The facility produced ammonium sulfate, and ammonium thiosulfate, which are nitrogen fertilizers, as well as sulfuric acid.

Gross Profit

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Gross profit:
RNP: East Dubuque	$18,510	$101,745
RNP: Pasadena	1,141	4,656
Total gross profit	$19,651	$106,401

Operating Income

Total operating income for RNP for the year ended December 31, 2016 was $372.4 million, compared to operating loss for the year ended December 31, 2015 of $72.1 million. Included in operating income for 2016 was our share of book gain on the Merger of $358.6 million, partially offset by the loss of $1.2 million from the Pasadena Sale. Included in the operating loss for 2015 was the $160.6 million asset impairment at the Pasadena Facility.

Energy Technologies

Income from discontinued operations, our former energy technologies segment, for the year ended December 31, 2016 was $2.3 million, compared to $0.4 million for the same period in the prior year. For the year ended December 31, 2016, we recorded $2.4 million related to the Termination Agreement, as defined in Note 7 — Discontinued Operations” to the consolidated financial statements included in this report, and $0.8 million related to the gain on sale of the PDU Property.

THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Continuing Operations:

Revenues

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Revenues:
Fulghum Fibres	$94,219	$94,748
Wood Pellets: Industrial	7,933	4,086
Wood Pellets: NEWP	54,305	32,114
Total revenues	$156,457	$130,948

Fulghum Fibres

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Revenues:
Service	$70,569	$70,317
Product	23,650	24,431
Total revenues - Fulghum	$94,219	$94,748

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

The Atikokan Facility was in the ramp-up phase starting in February 2015 and throughout the remainder of 2015. We experienced a transformer failure in early 2015 and had been using a smaller temporary transformer that caused us to operate the facility at reduced rates. In the third quarter of 2015, we installed the larger permanent transformer that allows the Atikokan Facility to operate at full production rates. During ramp-up of the Atikokan Facility, we discovered the need to modify the facility’s truck dump hopper and modify or replace a portion of the facility’s conveyance systems. All of the truck dump hopper modifications were completed, and the truck dump hopper was performing as expected. The first group of the faulty conveyors at the Atikokan Facility was repaired at the end of 2015. The remaining work to address problems with the Atikokan Facility conveyor systems was completed in 2016.

All of the equipment at the Wawa Facility was commissioned and the facility was producing an increasing quantity of wood pellets. However, we discovered during the ramp-up of the Wawa Facility the need to modify the front-end system of the facility that handles logs and feeds them into the chipping process and to modify or replace a significant portion of the facility’s conveyance systems. The modifications of the front-end system and the first phase of modifications of the facility’s conveyance systems were completed in late 2015. The remaining work to the conveyor systems was completed in 2016.

Due to the delays in production at the Wawa Facility, we amended our delivery commitments under the Drax Contract in 2015. Under the August Amendment executed in August 2015, we canceled all 2015 deliveries and agreed to a total penalty, which encompassed all amendments relating to 2015 shipments to that date, of $2.6 million associated with costs to Drax to purchase replacement pellets and to cancel shipping commitments. In 2015, we accrued the $2.6 million penalty in operating expenses. The penalty was paid in the form of credits on the first several deliveries to Drax in early 2016. In addition, 72,000 metric tons of the original 2015 pellet deliveries were allocated to 2018 and 2019, but remained at 2015 pricing levels, which was expected to be lower than pricing in those future years under the original terms of the contract. We did not fully meet our 2015 commitment under the Canadian National Contract resulting in cash penalties of $3.3 million.

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

Wood Pellets: NEWP

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

Cost of Sales

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Cost of sales:
Fulghum Fibres	$75,926	$82,304
Wood Pellets: Industrial	20,321	3,383
Wood Pellets: NEWP	42,219	26,064
Total cost of sales	$138,466	$111,751

Fulghum Fibres

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

Gross Profit (Loss)

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Gross profit (loss):
Fulghum Fibres	$18,293	$12,444
Wood Pellets: Industrial	(12,388)	703
Wood Pellets: NEWP	12,086	6,050
Total gross profit	$17,991	$19,197

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

Operating Expenses

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Operating expenses:
Fulghum Fibres, excluding impairments	$8,361	$8,525
Fulghum Fibres impairments	11,256	—
Wood pellets: Industrial	22,420	12,657
Wood pellets: NEWP	4,161	1,661
Corporate and unallocated expenses	22,520	32,328
Total operating expenses	$68,718	$55,171

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

Selling, general and administrative expenses were $21.2 million for the year ended December 31, 2015, compared to $31.7 million for the year ended December 31, 2014. The decrease was primarily due to decreases in transaction costs of $3.1 million, non-cash equity based compensation of $2.1 million, and consulting costs of $1.0 million, partially offset by an increase in professional services fees of $0.7 million. Allocation of corporate expenses to the Wood Pellets: Industrial segment accounted for $4.4 million of the decrease between 2015 and 2014. Non-cash equity-based compensation expense was $3.4 million for the year ended December 31, 2015 compared to $5.5 million for the same period in the prior year.

Operating Income (Loss)

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Operating income (loss):
Fulghum Fibres	$(1,324)	$3,919
Wood Pellets: Industrial	(34,808)	(11,954)
Wood Pellets: NEWP	7,925	4,389
Corporate and unallocated expenses	(22,520)	(32,328)
Total operating loss	$(50,727)	$(35,974)

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

Corporate and Unallocated Expenses

Operating loss was $22.5 million for the year ended December 31, 2015, compared to $32.3 million for the prior year. The decrease in operating loss was primarily due to decreases in transaction costs of $3.1 million, non-cash equity based compensation of $2.1 million, and consulting costs of $1.0 million, partially offset by an increase in professional services fees of $0.7 million. Allocation of corporate expenses to the Wood Pellets: Industrial segment accounted for $4.4 million of the decrease between 2015 and 2014.

Other Income (Expense), Net

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Other income (expense), net:
Fulghum Fibres	$(1,465)	$(2,867)
Wood pellets: Industrial	(1,255)	343
Wood pellets: NEWP	(183)	(18)
Corporate and unallocated expenses	(6,509)	(2,000)
Total other expense, net	$(9,412)	$(4,542)

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

Discontinued Operations:

RNP (East Dubuque and Pasadena)

Revenues

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Revenues:
RNP: East Dubuque	$201,344	$196,379
RNP: Pasadena	139,387	138,233
Total revenues	$340,731	$334,612

Gross Profit

	For the Years Ended December 31,
	2015	2014
	(in thousands)
Gross profit:
RNP: East Dubuque	$101,745	$74,785
RNP: Pasadena	4,656	(14,308)
Total gross profit	$106,401	$60,477

Operating Income

Total operating loss for RNP for the year ended December 31, 2015 was $72.1 million, compared to operating income for the year ended December 31, 2014 of $16.9 million. Included in the operating loss for 2015 was the $160.6 million asset impairment at the Pasadena Facility.

Energy Technologies

Income from discontinued operations, our former energy technologies segment, for the year ended December 31, 2015 was $0.4 million, compared to $3.8 million for the same period in the prior year. During the year ended December 31, 2014, we completed the sale of our alternative energy technologies, which resulted in a gain of $15.3 million, and recorded a loss on impairment on the PDU of $2.9 million.

INFLATION

Inflation has and is expected to have an insignificant impact on our results of operations and sources of liquidity.

ADJUSTED EBITDA

Adjusted EBITDA, which is a non-GAAP financial measure, is defined as net income (loss) from continuing operations plus net interest expense and other financing costs, income tax (benefit) expense, depreciation and amortization and unusual items, like impairment and debt extinguishment charges, fair value adjustments to earn-out consideration and equity investment in CVR. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors and commercial banks, to assess:

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

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for Fulghum.

	For the Years Ended December 31,
	2016	2015	2014
	(unaudited, in thousands)
Fulghum net income (loss) per segment disclosure	$(4,386)	$(3,007)	$75
Add Fulghum items:
Net interest expense	2,249	2,258	2,578
Asset impairment	—	11,256	—
Goodwill impairment	11,679	—	—
Income tax (benefit) expense	(789)	219	584
Depreciation and amortization	9,095	11,666	9,462
Other(1)	(926)	(794)	682
Fulghum's Adjusted EBITDA	$16,922	$21,598	$13,381

(1)

Includes a gain on currency exchange of $0.8 million in the year ended December 31, 2016. Includes a gain of $1.6 million in the year ended December 31, 2015. During the year ended December 31, 2015, Fulghum negotiated a settlement with its insurance carriers related to the 2014 fire at their mill in Maine, which resulted in the gain of $1.6 million. The gain represented the excess of the settlement amount over the net book value of the property destroyed.

The table below reconciles Wood Pellets: Industrial’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net loss for Wood Pellets: Industrial.

	For the Years Ended December 31,
	2016	2015	2014
	(unaudited, in thousands)
Wood Pellets: Industrial net loss per segment disclosure	$(152,672)	$(36,542)	$(11,616)
Add Wood Pellets: Industrial items:
Net interest (income) expense	1,710	1,330	(36)
Net asset impairment	116,245	—	—
Income tax expense	—	5	4
Depreciation and amortization	9,199	2,235	139
Other	(179)	398	(307)
Wood Pellets: Industrial Adjusted EBITDA	$(25,697)	$(32,574)	$(11,816)

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income for NEWP. The 2014 amounts for the year ended December 31, 2014 are for the period May 1, 2014 (date of NEWP Acquisition) through December 31, 2014.

	For the Years Ended December 31,
	2016	2015	2014
	(unaudited, in thousands)
NEWP net income per segment disclosure	$801	$7,664	$4,342
Add NEWP items:
Net interest expense	609	596	301
Income tax expense	19	78	29
Depreciation and amortization	3,247	4,517	1,967
Other	(326)	(413)	(283)
NEWP's Adjusted EBITDA	$4,350	$12,442	$6,356

The table below reconciles Consolidated Adjusted EBITDA (excluding equity in loss of CVR and discontinued operations), which is a non-GAAP financial measure, to loss from continuing operations.

	For the Years Ended December 31,
	2016	2015	2014
	(unaudited, in thousands)
Income (loss) from continuing operations	$(126,194)	$(60,930)	$(38,498)
Add items:
Net interest expense	11,039	10,697	3,223
Net asset impairment	116,245	11,256	—
Goodwill impairment	11,679	—	—
Loss on debt repayment and debt extinguishment	3,295	—	850
(Gain) loss on fair value adjustment to earn-out consideration	—	(230)	1,033
Income tax (benefit) expense	(64,298)	318	(2,411)
Depreciation and amortization	21,945	18,967	12,147
Equity in loss of CVR	3,602	—	—
Other(1)	528	(583)	(172)
Consolidated Adjusted EBITDA	$(22,159)	$(20,505)	$(23,828)

(1)

The amount for the year ended December 31, 2016 includes write-offs for computer software, leasehold improvements, furniture and office equipment totaling $2.0 million. The amount for the year ended December 31, 2015 includes a gain of $1.6 million relating to an insurance settlement.

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities - continuing operations	$(28,636)	$(13,227)	$(35,167)
Operating activities - discontinued operations	18,214	81,986	60,101
Investing activities - continuing operations	(14,230)	(47,477)	(132,249)
Investing activities - discontinued operations	18,965	(36,443)	(57,761)
Financing activities	(15,035)	22,567	103,118
Effect of exchange rate on cash	99	(2,659)	(216)
Increase (decrease) in cash	$(20,623)	$4,747	$(62,174)

Operating Activities

Net cash used in operating activities – continuing operations for the year ended December 31, 2016 was $28.6 million. We had net loss from continuing operations of $126.2 million for the year ended December 31, 2016, which included net asset impairment charges of $116.2 million, a $24.8 million write-down of inventory, $22.2 million of depreciation and amortization expense and a goodwill impairment charge of $11.7 million. Inventories, before write-downs, increased by $27.8 million during the year ended December 31, 2016 primarily due to an increase in inventory at NEWP because of the continued relatively warmer weather than in previous years, continuing depressed prices for competitor heating fuels such as heating oil and propane, and changes in consumer buying patterns that resulted in lower sales, partially offset by a decrease in inventory at Fulghum due to timing of sales.

Net cash provided by operating activities – discontinued operations for the year ended December 31, 2016 was $18.2 million. We had net income – discontinued operations of $299.0 million for the year ended December 31, 2016, which includes $358.6 million for our share of the book gain on sale of RNP, and was partially offset by income tax expense of $71.9 million.

Net cash used in operating activities – continuing operations for the year ended December 31, 2015 was $13.2 million. We had net loss from continuing operations of $60.9 million for the year ended December 31, 2015, which included $19.5 million of depreciation and amortization expense, a $11.3 million write-down of inventory and non-cash asset impairment charges of $11.3 million. Inventories increased by $21.1 million during the year ended December 31, 2015 primarily due to a build-up of inventory at the Atikokan and Wawa Facilities, and an increase in inventory at NEWP.

Net cash provided by operating activities – discontinued operations for the year ended December 31, 2015 was $82.0 million. We had net loss – discontinued operations of $92.1 million for the year ended December 31, 2015, including non-cash asset impairment charges of $160.6 million. We had an unrealized gain on natural gas derivatives of $2.4 million relating to our forward purchase natural gas contracts. We recorded $4.6 million in business interruption insurance proceeds relating to the 2013 fire at our East Dubuque Facility.

Net cash used in operating activities – continuing operations for the year ended December 31, 2014 was $35.2 million. We had net loss from continuing operations of $38.5 million for the year ended December 31, 2014, which included $12.2 million of depreciation and amortization expense. We also had non-cash equity-based compensation expense of $6.2 million during the year ended December 31, 2014.

Net cash provided by operating activities – discontinued operations for the year ended December 31, 2014 was $60.1 million. We had net income – discontinued operations of $6.0 million for the year ended December 31, 2014, including a non-cash Pasadena goodwill impairment charge of $27.2 million, which relates to the Agrifos Acquisition, and an impairment charge of $2.9 million for the PDU. For the year ended December 31, 2014, we had a net gain on sale of assets of $14.7 million, which consisted of a gain of $15.3 million related to the sale of our alternative energy technologies, partially offset by an increase of $0.8 million in the asset retirement obligation related to Natchez. We had a loss on natural gas derivatives of $4.0 million relating to our East Dubuque Facility’s forward purchase natural gas contracts.

Investing Activities

Net cash used in investing activities – continuing operations was $14.2 million for the year ended December 31, 2016. Net cash used in investing activities was primarily related to capital expenditures at the Atikokan and Wawa Facilities and some of Fulghum’s mills, partially offset by proceeds from disposals of assets and distributions received from our equity investment in CVR.

Net cash provided by investing activities – discontinued operations was $19.0 million for the year ended December 31, 2016. Net cash provided by investing activities was primarily due to the net proceeds from the Merger, partially offset by capital expenditures.

Net cash used in investing activities – continuing operations was $47.5 million for the year ended December 31, 2015. Net cash used in investing activities was primarily related to the capital expenditures to finish construction of the Atikokan and Wawa Facilities. During the period, we also completed the Allegheny Acquisition.

Net cash used in investing activities – discontinued operations was $36.4 million for the year ended December 31, 2015. Net cash used in investing activities was primarily related to the capital expenditures to upgrade a nitric acid compressor train and replace the ammonia synthesis converter at our East Dubuque Facility.

Net cash used in investing activities – continuing operations was $132.2 million for the year ended December 31, 2014. Net cash used in investing activities was primarily related to capital expenditures of $79.6 million to construct the Atikokan and Wawa Projects. During the period, we also completed the NEWP Acquisition for net cash of $31.6 million.

Net cash used in investing activities – discontinued operations was $57.8 million for the year ended December 31, 2014. Net cash used in investing activities was primarily related to the capital expenditures to upgrade a nitric acid compressor train and complete our urea expansion project at our East Dubuque Facility, and to construct the power generation project and replace the sulfuric acid converter at our Pasadena Facility. During the period, we also sold the alternative energy technologies business and some related equipment, which resulted in cash receipts of $14.8 million.

Financing Activities

Net cash used in financing activities was $15.0 million for the year ended December 31, 2016. During the year ended December 31, 2016, we borrowed $26.6 million under various credit agreements. During the period, we made debt payments of $26.5 million, and RNP made cash distributions to holders of noncontrolling interests of $3.3 million. We also used $10.0 million, along with CVR Common Units valued at $97.1 million, to repurchase the Preferred Stock. CVR Common Units valued at $45.0 million were used to pay down $41.7 million under the GSO Credit Agreement.

Net cash provided by financing activities was $22.6 million for the year ended December 31, 2015. During the year ended December 31, 2015, we borrowed an additional $45.0 million under the GSO Credit Agreement and RNP borrowed an additional $19.5 million under its credit agreement. We also entered into an $8.0 million term loan in connection with the Allegheny Acquisition. During the period, we made debt payments of $34.1 million and dividend payments to preferred stockholders of $4.5 million, and RNP made cash distributions to holders of noncontrolling interests of $30.3 million. We also made an earn-out consideration payment of $5.0 million, which includes the $3.8 million initially estimated value of the earn-out consideration at the closing date of the NEWP Acquisition. The payment also includes the portion of the earn-out consideration ($1.2 million) that was recorded in the consolidated statement of operations, which was reflected in changes in operating assets and liabilities in the consolidated cash flows statements.

Net cash provided by financing activities was $103.1 million for the year ended December 31, 2014. During the year ended December 31, 2014, we issued the Preferred Stock for an aggregate purchase price of $94.5 million (reflecting an issuance discount of 2% and other costs) and entered into the GSO Credit Agreement, borrowing $50.0 million under the facility. During the period, we also paid off the outstanding balance of $50.0 million under a $100.0 million revolving loan facility existing at that time. During the year ended December 31, 2014, we made debt payments of $61.5 million and dividend payments to preferred stockholders of $2.9 million, and RNP made cash distributions to holders of noncontrolling interests of $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, our current assets and current liabilities, excluding those of discontinued operations, consisted of the following (in thousands):

Cash(1)	$28,319
Accounts receivable	12,490
Inventories	28,131
Other current assets	8,239
Total current assets	$77,179
Accounts payable	$12,389
Accrued liabilities	16,836
Debt	11,237
Other current liabilities	8,338
Total current liabilities	$48,800

At December 31, 2016, our debt consisted of the following (in thousands):

GSO Credit Agreement	$52,250
Fulghum debt(2)	36,756
NEWP debt(3)	13,944
QS Construction Facility	13,500
Total debt	$116,450

(1)	Amount includes cash of $7.1 million at Fulghum. At December 31, 2016, NEWP’s cash balance was zero.
(2)	The Fulghum debt consists primarily of 13 term loans and three short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(3)	The NEWP debt consists primarily of four term loans with each term loan secured by specific property and equipment.

Sources and Uses of Capital

During the twelve months ended December 31, 2016, we funded development activities, operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand, cash from the sale of RNP, and distributions from RNP and CVR.

We have a history of operating losses and an accumulated deficit of $362.7 million as of December 31, 2016. We believe we have sufficient liquidity from cash on hand and expected working capital to fund operations and corporate activities through calendar year 2017, but we may have costs associated with idling the Wawa Facility and other events could arise that could increase our liquidity needs in 2017. We may also need additional liquidity to fund corporate activities through the first quarter of 2018. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our financial statements for the fiscal year ended December 31, 2016. Management’s plans to address these concerns are discussed below. The Report of the Independent Registered Public Accounting Firm for these consolidated financial statements for the fiscal year ended December 31, 2016 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

We have implemented plans to address our liquidity needs through a combination of cost reductions and pursuing strategic alternatives. In February 2017, we announced that we have idled the Wawa Facility to conserve liquidity as we explore strategic alternatives for the facility. We also announced our plan to address potential liquidity needs by considering strategic alternatives for the Company as a whole that may include, but are not limited to, a sale of us, a merger or other business combination, a sale of all or a material portion of our assets or a recapitalization. We have retained Wells Fargo Securities, LLC to assist in the strategic alternatives review process.

Over the past 18 months, we have been reorganizing our businesses to lower our cost structure. We now expect to achieve total consolidated annual SG&A expense savings of approximately $20 million, up from the $12 to $15 million we previously expected. We have completed restructuring actions that have resulted in approximately $13.6 million of consolidated SG&A expense savings in 2016, excluding approximately $2.6 million of reorganization and transaction costs. We expect to achieve the additional savings of approximately $6.5 million in 2017, excluding reorganization and transaction costs.

We expect our NEWP and Fulghum businesses to generate positive cash flow and be self-sufficient from a liquidity perspective in 2017; however, there can be no assurance that either business will perform in line with our expectations. We expect the Atikokan Facility to generate cash flow in the range of break-even to slightly positive under the revised operating plan to produce 45,000 metric tons of wood pellets per year. We expect that NEWP will need to renew its $6 million revolving credit facility in May of 2017 to address seasonal working capital needs, but there can be no assurance the revolving credit facility will be renewed on acceptable terms. We announced in February of 2017 that a customer of Fulghum has indicated its intent to exercise its option to purchase two wood chipping mills that Fulghum is operating for the customer under a processing agreement. The Company expects the loss of the contract to negatively impact Fulghum’s cash flow in the second half of 2017 and going forward. If the sale of the mills is consummated, the Company expects to receive a one-time cash payment of approximately $5.5 million.

Our subsidiaries can distribute cash to us, although restrictions in our debt agreements may restrict such distributions. Under the GSO Credit Agreement we are required to maintain at least $5 million of cash on hand, including cash available for distribution from our subsidiaries. Under the NEWP credit facility, NEWP must receive the lender’s prior approval before making any cash distributions to Rentech, and the lender may not provide such approval. NEWP is also required to comply with financial performance covenants in its debt agreements. These covenants include maintaining: (i) a minimum debt service coverage ratio of at least 1.4 to 1.0 on a trailing four quarter basis, (ii) a senior debt coverage ratio of less than 3.0 to 1.0 on a trailing four quarter basis and (iii) a fixed charge coverage ratio of at least 1.2 to 1.0 calculated at the end of each calendar year. As of December 31, 2016, NEWP was in compliance with its financial covenants. Fulghum is required to comply with the financial performance covenants in its debt agreements. These covenants include maintaining (i) a minimum cash flow coverage ratio of at least 1.1 to 1.0, measured on a consolidated basis for Fulghum and its domestic subsidiaries and collectively for selected projects and (ii) a minimum tangible net worth of no less than $11.28 million plus 50% of the net income of Fulghum from and after December 31, 2010. As of December 31, 2016, Fulghum was in compliance with its financial covenants. In the event that Fulghum does not comply with these covenants, the debt agreements do not permit it to make cash distributions to Rentech. Such a failure to comply would also constitute an event of default under the Fulghum debt agreements. In the event that NEWP or Fulghum is not permitted to make cash distributions to Rentech, these restrictions would limit Rentech’s ability to access and use cash from its operating subsidiaries to fund its corporate activities and operations.

There is no assurance that the strategic review process will result in a transaction, that we will achieve the cost savings we expect or that we will not require an additional source of funds. If we require additional capital and are unable to obtain it, there would be a material adverse effect on our business, results of operations, and financial condition.

Significant Transactions in 2016

On March 14, 2016, RNP completed the sale of Pasadena Holdings to IOC. The transaction included an initial cash payment of $5.0 million and a post-closing cash working capital adjustment of $5.4 million. The total of these payments along with insurance refunds put the total distribution to RNP unitholders at approximately $10.7 million of which we received $6.0 million.

On April 1, 2016, RNP completed the Merger with CVR. We received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. We used 17.0 million CVR Common Units and $10.0 million of cash to: (i) repurchase and retire all $100 million of our Preferred Stock held by the GSO Funds and (ii) repay approximately $41.7 million of debt under the GSO Credit Agreement.

Due to the gain on sale of RNP upon completion of the Merger, we expect to utilize all of our federal NOL carryforwards, R&D credits and AMT credit carryforwards. During the year ended December 31, 2016, we paid estimated tax payments totaling $5.9 million.

On October 28, 2014, we sold our alternative energy technologies and certain pieces of equipment at the product demonstration unit to Sunshine Kaidi New Energy Group Co., Ltd., or Kaidi. On September 9, 2016, we entered into a Termination Agreement with Kaidi and certain related parties pursuant to which Kaidi would pay $3.5 million to us (inclusive of a $1.1 million credit for Kaidi’s share of proceeds from the sale of the PDU equipment and property) on or before November 8, 2016. On November 7, 2016, we received the payment due under the Termination Agreement. For further information on the Termination Agreement, refer to the Current Report on Form 8-K filed by us on September 15, 2016.

Debt Facilities

Our debt facilities used to support our wood fibre processing business and corporate activities are the Fulghum debt, the NEWP debt, the QS Construction Facility, the credit agreement with Bank of Montreal, or the BMO Credit Agreement, and the Second A&R GSO Credit Agreement, as defined below. For a description of the terms of our various debt instruments, see “Note 13 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report.

On April 9, 2014, we entered into the GSO Credit Agreement, which consists of a $50.0 million term loan facility, with a five-year maturity. On February 12, 2015, we entered into the Amended and Restated Term Loan Credit Agreement, or the A&R GSO Credit Agreement, which increased available borrowing capacity under the facility from $50.0 million to $95.0 million.

On March 11, 2016, the Company and RNHI, entered into a First Amendment to Loan Documents, or the First Amendment, among RNHI, as borrower, the Company, as parent guarantor, the GSO Funds, as lenders, and Credit Suisse, as administrative agent. The First Amendment, among other items, terminated the commitment of the lenders to the Tranche C loans. The other items did not take affect due to the Merger.

In connection with the consummation of the Merger, on April 1, 2016, the parties amended the A&R GSO Credit Agreement and RNHI entered into the Second Amended and Restated Term Loan Credit Agreement, or the Second A&R GSO Credit Agreement, among RNHI, certain funds managed by or affiliated with GSO Capital Partners LP, as lenders, and Credit Suisse AG, Cayman Islands Branch, as administrative agent, or the Agent. Under the terms of the Second A&R GSO Credit Agreement, RNHI and the Company repaid approximately $41.7 million of term debt under the A&R GSO Credit Agreement in exchange for approximately 5.4 million CVR Common Units received from the Merger valued at $45.0 million, based on the closing price of the CVR Common Units of $8.36 as of March 31, 2016. The difference between the fair value of the consideration transferred of $45.0 million and the repayment of principal of $41.7 million resulted in a loss on debt repayment of $3.3 million. Further, in connection with a waiver to the Second A&R GSO Credit Agreement, in May 2016, the Company made a $1.0 million principal prepayment to the lenders under the Second A&R GSO Credit Agreement, which permitted NEWP, a loan party, to increase the capacity of its revolving credit facility (as described below). The Second A&R GSO Credit Agreement currently consists of a $52,250,000 term loan facility, which matures on April 9, 2019 and bears interest at a rate equal to the greater of (i) LIBOR plus 7.00% and (ii) 8.00% per annum.

In May 2016, NEWP amended its revolving credit facility to increase available borrowings from $2.5 million to $6.0 million.

Rentech’s consolidated current portion of debt is $11.2 million, of which $11.1 million represents outstanding principal balance and $0.1 million debt premium and debt issuance costs. Of this amount, Fulghum’s current portion of debt is $6.2 million, followed by $4.1 million for NEWP and $0.8 million for the Wawa Company. We expect Fulghum and NEWP to cover their respective current portion of debt and interest on debt during the next 12 months with their cash from operations. We expect to provide the Wawa Company with the funds to cover the current portion of its debt and interest on debt. We expect debt service, including interest on debt, related to the remaining debt during the next 12 months to be funded with cash on hand.  See “—Contractual Obligations” below.

Restriction on Sales of CVR Partners Common Units

Certain provisions of the Second A&R GSO Credit Agreement may have substantial effects on our liquidity. The Company has pledged all of its CVR Common Units pursuant to the Second A&R GSO Credit Agreement. For further information regarding these terms, see “Note 13 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report.

The CVR Common Units held by the Company are subject to further transfer restrictions arising under the Securities Act of 1933, as amended.

As a result of these restrictions, the Company may not be able to sell or otherwise transfer the CVR Common Units which could impact its liquidity.

Cash Distributions

We expect quarterly distributions from CVR, if made, to be a source of liquidity for our wood fibre processing and corporate activities. Cash distributions from CVR may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. We own approximately 7.2 million CVR Common Units. Assuming we continue to hold the CVR Common Units, we would receive quarterly distributions if made by CVR. However, our ownership interest in CVR may be reduced over time if we elect to sell any of our CVR Common Units or if additional Common Units were to be issued by CVR, as the case may be. While CVR paid a cash distribution to its common unitholders for the second quarter of 2016 of $0.17 per unit, CVR did not pay cash distributions for the third and fourth quarters of 2016.

Capital Expenditures

For the year ended December 31, 2016, total combined expenditures, including construction, working capital, and costs to commission, for the Atikokan and Wawa Facilities were approximately $10.2 million. In addition, another $5.9 million is recorded in accounts payable and accrued liabilities as of December 31, 2016. We do not expect any material capital expenditures for the Atikokan Facility during 2017.

CONTRACTUAL OBLIGATIONS

The following table lists our significant contractual obligations and their future payments at December 31, 2016:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Continuing Operations:
GSO Credit Agreement (1)	$52,250	$—	$52,250	$—	$—
Fulghum Debt (2)	36,756	6,249	6,567	6,052	17,888
NEWP Debt (3)	13,944	4,078	6,017	3,849	—
QS Construction Facility (4)	13,500	755	1,689	1,960	9,096
Interest on debt (5)	35,066	8,304	12,242	5,321	9,199
Earn-out consideration (6)	234	—	—	—	234
Purchase obligations (7)	6,071	6,071	—	—	—
Asset retirement obligation (8)	245	—	—	—	245
Operating leases (9)	20,123	3,385	6,248	4,558	5,932
Total	$178,189	$28,842	$85,013	$21,740	$42,594

(1)	As of December 31, 2016 and the date of this report, there is $52.2 million of principal outstanding under the GSO Credit Agreement.
(2)

As of December 31, 2016, Fulghum had outstanding debt of $36.8 million with a weighted average interest rate of 6.2%. The loans amortize and include prepayment penalties. Fulghum also had interest rate swaps with a total outstanding liability of $0.1 million. The swaps were used to fix the interest rates of certain loans.

(3)

As of December 31, 2016, NEWP had outstanding debt of $13.9 million with a weighted average interest rate of 4.2%. NEWP also had interest rate swaps with a total outstanding liability of $0.2 million. The swaps were used to fix the interest rates of each term loan.

(4)	The fifteen-year obligation bears interest at a rate of 10% per year.
(5)	Interest on debt assumes interest rates existing at December 31, 2016 for variable rate debt.

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

(8)

We have recorded asset retirement obligations, or AROs, related to future costs associated with the removal of machinery and equipment at Fulghum mills on leased property. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The obligation is considered long-term and, therefore, considered to be incurred more than five years after December 31, 2016.

(9)	Minimum payments have not been reduced by minimum sublease rentals of $2.6 million due in the future under a non-cancelable sublease.

In addition, we have entered into the following contracts:

•	The Wawa Company entered into the Drax Contract under which, as amended, it committed to deliver a certain number of metric tons of wood pellets per year produced from our Wawa Facility.
•	The Atikokan Company entered into the OPG Contract under which it committed to deliver 45,000 metric tons of wood pellets from the Atikokan Facility annually.
•

The Wawa Company entered into the Canadian National Contract under which it committed to transport a minimum of 3,600 rail carloads annually for the duration of the contract. Delivery shortfalls result in a CAD$1,000 per rail car penalty.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of December 31, 2016.

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

Interest Rate Risk. We are exposed to interest rate risks related to the GSO Credit Agreement. Borrowings under the GSO Credit Agreement bear interest at a rate equal to the greater of (i) LIBOR plus 7.00% and (ii) 8.00% per annum. Currently, LIBOR is below the floor of 1.00%. As of the date of this report, we had outstanding borrowings under the GSO Credit Agreement of $52.2 million. Based on the $52.2 million outstanding under the GSO Credit Agreement and assuming interest rates were above the applicable floor, an increase or decrease of 100 basis points in the LIBOR rates would result in an increase or decrease in annual interest expense of approximately $0.5 million.

We are exposed to interest rate risks related to the NEWP debt. As of December 31, 2016, NEWP had outstanding debt of $13.9 million. Based upon this outstanding balance, and assuming no interest rate swaps, an increase or decrease by 100 basis points of interest would result in an increase or decrease in annual interest expense of approximately $0.1 million. NEWP entered into interest rate swaps to essentially fix the variable interest rate on its borrowings. At December 31, 2016, the fair value of the interest rate swaps was a liability of $0.2 million. An increase of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps decreasing by $0.1 million. A decrease of 100 basis points in the LIBOR rates would result in the liability for interest rate swaps increasing by $0.1 million.

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

The estimated cost to complete our wood pellet projects, should we choose to make the investment, is subject to changes in the prices of construction materials, equipment and labor to be used in construction. The off-take contracts for the products of the wood pellet plants are designed to pass-through certain changes in input prices, including general inflation, the price of fuel, and prices of wood supplied to the mills. However, such indexation may not exactly offset increases or decreases in the prices of inputs and the cost of transporting and handling wood pellets.

We operate in Canada, Chile and Uruguay. We also have contracted to sell a significant portion of our industrial wood pellets pursuant to off-take contracts under which the purchases are priced in Canadian dollars. We are subject to the effects of changing rates of exchange for the relevant currencies. Both the expenses we incur outside the United States and the value to our shareholders of future profits earned in foreign currencies may be affected by such exchange rates.

Wood feedstock represents the largest component of NEWP’s wood pellet product cost. Competition for wood feedstock supply from pulp and paper manufacturing, and commercial and institutional wood boiler heating systems may affect our cost of wood feedstock. Our Jaffrey, New Hampshire production facility is affected the most by this competition, followed by our Schuyler, New York production facility, with our Deposit, New York production facility and our Allegheny Facility least affected. We have approximately 171 wood suppliers of which approximately 61 provide 80% of our wood feedstock needs. We have developed relationships with our suppliers such that our wood costs have remained relatively flat with minimal variability over the last several years. A hypothetical increase of $1.00 per green short ton in the price of wood fibre feedstock would increase the cost to produce one ton of wood pellets by $1.77.

Foreign Currency Exchange Risk. The functional currency of our Canadian subsidiaries is the Canadian dollar. Our Canadian subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currency. As a result, we do not expect that our exposure to currency exchange fluctuation risk from our Canadian operations will be significant.

The functional currency of our South American subsidiaries is the United States dollar. Our South American subsidiaries enter into significant contracts that are primarily denominated in United States dollars and satisfy their financial obligations in that currency. As a result, we generally do not have exposure to currency exchange fluctuation risk from our South American subsidiaries.

For financial statement reporting purposes, we translate the assets and liabilities of our Canadian subsidiaries at the exchange rates in effect on the balance sheet date and translate their revenues, costs and expenses at the monthly average exchange rate during the period of the transaction. We include translation gains and losses in the stockholders’ equity section of our balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our statements of operations. Since we translate Canadian dollars into United States dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past there can be no guarantee that the impact of currency fluctuations will not be material in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENTECH, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Rentech, Inc.

Washington, DC

We have audited the accompanying consolidated balance sheet of Rentech, Inc. as of December 31, 2016 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedules as of and for the year ended December 31, 2016 listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentech, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules as of and for the year ended December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has a history of losses and an accumulated deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rentech, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 6, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

April 6, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Rentech, Inc.

Washington, DC

We have audited Rentech Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rentech Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over 1) management’s review of assumptions related to long-lived asset impairment and 2) income taxes related to the allocation of income tax expense between continuing and discontinued operations have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated April 6, 2017 on those financial statements.

In our opinion, Rentech, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rentech, Inc. as of December 31, 2016 and the related consolidated statement of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended and our report dated April 6, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

April 6, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rentech, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the financial position of Rentech, Inc. and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of operating losses, an accumulated deficit and may have costs associated with idling the Wawa facility that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 15, 2016, except for the effects of discontinued operations discussed in Note 7 to the consolidated financial statements, as to which the date is April 6, 2017.

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of December 31,
	2016	2015
ASSETS
Current assets
Cash	$28,319	$33,119
Accounts receivable, including unbilled revenue	12,490	9,495
Inventories	28,131	23,771
Prepaid expenses and other current assets	3,744	3,784
Other receivables	4,495	3,106
Assets of discontinued operations	—	63,854
Total current assets	77,179	137,129
Property, plant and equipment, net	117,565	240,700
Construction in progress	905	4,240
Other assets
Equity investment	53,335	—
Goodwill	28,576	40,255
Intangible assets	31,227	36,084
Deposits and other assets	3,930	4,457
Property held for sale	—	2,359
Assets of discontinued operations	—	185,067
Total other assets	117,068	268,222
Total assets	$312,717	$650,291
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,389	$12,266
Accrued payroll and benefits	4,529	5,340
Accrued liabilities	16,836	18,675
Deferred revenue	1,730	1,401
Current portion of long term debt	11,237	18,744
Accrued interest	301	337
Other	1,628	2,554
Liabilities of discontinued operations	150	54,052
Total current liabilities	48,800	113,369
Long-term liabilities
Debt	103,733	157,268
Earn-out consideration	234	871
Asset retirement obligation	245	223
Deferred income taxes	7,826	7,301
Other	1,761	1,675
Liabilities of discontinued operations	—	354,164
Total long-term liabilities	113,799	521,502
Total liabilities	162,599	634,871
Commitments and contingencies (Note 14)
Mezzanine equity
Series E convertible preferred stock: $10 par value; 4.5% dividend rate; 100 shares authorized, 0 and 100 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	95,840
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,200 and 23,033 shares issued and outstanding at December 31, 2016 and 2015, respectively	232	230
Additional paid-in capital	533,575	543,724
Accumulated deficit	(362,696)	(531,971)
Accumulated other comprehensive loss	(23,533)	(27,204)
Total Rentech stockholders' equity (deficit)	147,578	(15,221)
Noncontrolling interests	2,540	(65,199)
Total equity (deficit)	150,118	(80,420)
Total liabilities and stockholders' equity (deficit)	$312,717	$650,291

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Product sales	$87,880	$85,816	$60,631
Service revenues	62,864	70,569	70,317
Other revenues	—	72	—
Total revenues	150,744	156,457	130,948
Cost of sales
Product	105,261	84,587	54,308
Service	51,976	53,879	57,443
Total cost of sales	157,237	138,466	111,751
Gross profit (loss)	(6,493)	17,991	19,197
Operating expenses
Selling, general and administrative expense	32,489	48,892	52,582
Depreciation and amortization	3,184	5,175	2,887
Net asset impairment	116,245	11,256	—
Goodwill impairment	11,679	—	—
Other (income) expense, net	3,903	3,395	(298)
Total operating expenses	167,500	68,718	55,171
Operating loss	(173,993)	(50,727)	(35,974)
Other expense, net
Interest expense	(10,986)	(10,746)	(3,277)
Loss on debt repayment	(3,295)	—	(850)
Gain (loss) on fair value adjustment to earn-out consideration	—	230	(1,033)
Other income (expense), net	1,442	1,104	618
Total other expenses, net	(12,839)	(9,412)	(4,542)
Loss from continuing operations before income taxes and equity in loss of investee	(186,832)	(60,139)	(40,516)
Income tax (benefit) expense	(64,298)	318	(2,411)
Loss from continuing operations before equity in loss of investee	(122,534)	(60,457)	(38,105)
Equity in loss of investee	3,660	473	393
Loss from continuing operations	(126,194)	(60,930)	(38,498)
Income (loss) from discontinued operations, net of tax	299,047	(92,101)	5,994
Net income (loss)	172,853	(153,031)	(32,504)
Net (income) loss attributable to noncontrolling interests	(3,578)	38,422	494
Loss on redemption of preferred stock	(11,049)	—	—
Preferred stock dividends	(1,320)	(5,280)	(3,840)
Net income (loss) attributable to Rentech common shareholders	$156,906	$(119,889)	$(35,850)
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(6.01)	$(2.89)	$(1.85)
Discontinued operations	$12.47	$(2.33)	$0.27
Net income (loss)	$6.61	$(5.22)	$(1.57)
Diluted:
Continuing operations	$(6.01)	$(2.89)	$(1.85)
Discontinued operations	$12.47	$(2.33)	$0.27
Net income (loss)	$6.61	$(5.22)	$(1.57)
Weighted-average shares used to compute net income (loss) per common share:
Basic	23,122	22,981	22,856
Diluted	23,122	22,981	22,856

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$172,853	$(153,031)	$(32,504)
Other comprehensive income (loss), net of tax:
Pension and postretirement plan adjustments	—	284	(1,304)
Foreign currency translation	3,954	(20,182)	(6,405)
Other comprehensive income (loss)	3,954	(19,898)	(7,709)
Comprehensive income (loss)	176,807	(172,929)	(40,213)
Less: net (income) loss attributable to noncontrolling interests	(3,578)	38,422	494
Less: other comprehensive (income) loss attributable to noncontrolling interests	—	(4)	524
Comprehensive income (loss) attributable to Rentech	$173,229	$(134,511)	$(39,195)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Rentech Stockholders'	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
Balance, December 31, 2013	227,512	$2,275	$541,254	$(385,339)	$(117)	$158,073	$9,883	$167,956
Common stock issued for stock options exercised	214	2	91	—	—	93	—	93
Dividends - preferred stock	—	—	(3,840)	—	—	(3,840)	—	(3,840)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,907)	(4,907)
Equity-based compensation expense	—	—	6,297	—	—	6,297	516	6,813
Restricted stock units	1,582	16	(1,031)	—	—	(1,015)	—	(1,015)
Net loss	—	—	—	(32,010)	—	(32,010)	(494)	(32,504)
Other comprehensive loss	—	—	—	—	(7,185)	(7,185)	(524)	(7,709)
Other	—	—	320	—	—	320	(1,372)	(1,052)
Balance, December 31, 2014	229,308	$2,293	$543,091	$(417,349)	$(7,302)	$120,733	$3,102	$123,835
Reverse stock split	(207,040)	(2,070)	2,070	—	—	—	—	—
Common stock issued for services	259	3	(3)	—	—	—	—	—
Common stock issued for stock options exercised	254	2	27	—	—	29	—	29
Dividends - preferred stock	—	—	(5,280)	—	—	(5,280)	—	(5,280)
Distributions to noncontrolling interests	—	—	—	—	—	—	(30,332)	(30,332)
Equity-based compensation expense	—	—	4,015	—	—	4,015	433	4,448
Restricted stock units	252	2	(182)	—	—	(180)	—	(180)
Net loss	—	—	—	(114,609)		(114,609)	(38,422)	(153,031)
Other comprehensive income (loss)	—	—	—	—	(19,902)	(19,902)	4	(19,898)
Other	—	—	(14)	(13)	—	(27)	16	(11)
Balance, December 31, 2015	23,033	$230	$543,724	$(531,971)	$(27,204)	$(15,221)	$(65,199)	$(80,420)
Sale of investment in RNP	—	—	—	—	—	—	67,812	67,812
Common stock issued for services	125	2	(2)			—		—
Loss on redemption of preferred stock	—	—	(11,049)	—	—	(11,049)	—	(11,049)
Dividends - preferred stock	—	—	(1,320)	—	—	(1,320)	—	(1,320)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,633)	(3,633)
Equity-based compensation expense	—	—	2,098	—	—	2,098	—	2,098
Restricted stock units	42	—	(40)	—	—	(40)	—	(40)
Net income	—	—	—	169,275	—	169,275	3,578	172,853
Other comprehensive income	—	—	—	—	3,954	3,954	—	3,954
Other	—	—	164	—	(283)	(119)	(18)	(137)
Balance, December 31, 2016	23,200	$232	$533,575	$(362,696)	$(23,533)	$147,578	$2,540	$150,118

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$172,853	(153,031)	$(32,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(299,047)	92,101	(5,994)
Non-cash equity in loss of investee	3,602	—	—
Depreciation and amortization	22,185	19,528	12,188
Net asset impairment	116,245	11,256	—
Goodwill impairment	11,679	—	—
Deferred income tax (benefit) expense	525	(900)	(316)
Utilization of spare parts	2,154	1,099	1,043
Write-down of inventory	24,808	11,266	—
Non-cash effect of tax benefit	(64,298)	—	—
Loss on debt repayment	3,295	—	—
Non-cash interest expense	635	55	(671)
Loss on debt extinguishment	—	—	850
Equity-based compensation	1,948	3,373	6,195
Net loss on disposal of assets	3,679	1,755	53
Unrealized net (gain) loss on derivatives	(898)	511	(148)
Adjustment for the fair value of contingent consideration	(687)	—	1,033
Bad debt expense	—	—	644
Other	(21)	(43)	(12)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(2,958)	7,254	(7,714)
Other receivables	2,051	6,229	(5,901)
Inventories	(27,753)	(21,064)	(3,957)
Prepaid expenses and other current assets	656	2,488	(1,535)
Accounts payable	1,580	797	968
Deferred revenue	329	(506)	629
Accrued interest	(40)	(56)	(367)
Accrued liabilities, accrued payroll and other	(1,158)	4,661	349
Cash used in operating activities of continuing operations	(28,636)	(13,227)	(35,167)
Cash provided by operating activities of discontinued operations	18,214	81,986	60,101
Net cash provided by (used in) operating activities	(10,422)	68,759	24,934
Cash flows from investing activities
Capital expenditures	(19,883)	(43,475)	(102,848)
Payment for acquisitions, net of cash received	—	(7,214)	(32,448)
Proceeds from disposal of assets	2,491	680	102
Distributions received from equity investment	3,162	—	—
Receipt from Insurance	—	2,532	2,945
Cash used in investing activities of continuing operations	(14,230)	(47,477)	(132,249)
Cash provided by (used in) investing activities of discontinued operations	18,965	(36,443)	(57,761)
Net cash provided by (used in) investing activities	4,735	(83,920)	(190,010)
Cash flows from financing activities
Proceeds from credit facilities and term loan, net of original issue discount	26,644	96,502	80,606
Proceeds from preferred stock, net of discount and issuance costs	—	—	94,495
Payments and retirement of debt	(26,546)	(34,062)	(61,459)
Payment of debt issuance costs	—	(1,230)	(2,794)
Redemption of preferred stock	(10,000)	—	—
Dividends to preferred stockholders	(1,500)	(4,500)	(2,900)
Payment of earn-out consideration	—	(3,840)	—
Distributions to noncontrolling interests	(3,633)	(30,332)	(4,907)
Other	—	29	77
Net cash provided by (used in) financing activities	(15,035)	22,567	103,118
Effect of exchange rate on cash	99	(2,659)	(216)
Increase (decrease) in cash	(20,623)	4,747	(62,174)
Cash, beginning of period - continuing operations	33,119	16,167	72,309
Cash, beginning of period - discontinued operations	15,823	28,028	34,060
Cash, end of period	28,319	48,942	44,195
Cash from discontinued operations, end of period	—	$15,823	28,028
Cash from continuing operations, end of period	$28,319	$33,119	$16,167

For the years ended December 31, 2016, 2015 and 2014 the Company made certain cash payments as follows:

	For the Year Ended December 31,
	2016	2015	2014
Cash payments of interest
Net of capitalized interest of $0 (Dec 2016), $2,163 (Dec 2015) and $3,987 (Dec 2014)	$10,618	$10,308	$3,741
Cash payments of income taxes from continuing operations	6,939	299	582

Excluded from the statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Years Ended December 31,
	2016	2015	2014
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$1,124	$5,038	$18,425
Receipt of CVR common units	202,145	—	—
Derecognition of net liabilities of RNP	(197,539)	—	—
Transfer of CVR common units to repurchase preferred stock	(97,083)	—	—
Transfer of CVR common units to repay debt	(45,036)	—	—
Derecognition of net assets of Pasadena Facility	8,894	—	—
Fair value of assets in acquisition	—	7,241	55,642
Fair value of liabilities assumed in acquisition	—	27	16,367
Increase in QS Construction Facility obligation	61	5,855	16,923
Contingent consideration	—	—	3,840
Restricted stock units surrendered for withholding taxes payable	40	179	1,016
Increase in asset retirement obligation	—	—	1,265
Accrued dividends on preferred stock	—	375	2,625
Reverse stock split	—	2,070	—

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business and Basis of Presentation

Rentech, Inc. (“Rentech,” “the Company,” “we,” “us” or “our”) operates currently in three segments including Fulghum Fibres, Wood Pellets: Industrial and Wood Pellets: NEWP.

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all subsidiaries in which the Company directly or indirectly owns a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

Operations:

Fulghum Fibres:

On May 1, 2013, the Company acquired all of the capital stock of Fulghum Fibres, Inc. (“Fulghum”). Upon the closing of this transaction (the “Fulghum Acquisition”), Fulghum became a wholly owned subsidiary of the Company. Fulghum provides wood yard operation services and wood chipping services, and produces and sells wood chips to the pulp, paper and packaging industry. Fulghum operates 31 wood chipping mills, of which 26 are located in the United States, four are located in Chile and one is located in Uruguay. The noncontrolling interests reflected on the Company’s consolidated balance sheet also represent the non-acquired ownership interests in the subsidiaries located in Chile and Uruguay. Fulghum currently owns 86% of the equity interests in the subsidiaries located in Chile and Uruguay.

Wood Pellets: Industrial:

The Company owns a wood pellet facility in Atikokan, Ontario, Canada (the “Atikokan Facility”) and a wood pellet facility in Wawa, Ontario, Canada (the “Wawa Facility) that can produce and sell wood pellets for industrial power generation. See “Note 11 — Property, Plant and Equipment” for a description of the two facilities and “Note 14 — Commitments and Contingencies” for major contracts and commitments for this business segment.

Wood Pellets: NEWP:

On May 1, 2014, the Company acquired all of the equity interests of New England Wood Pellet, LLC (“NEWP”), pursuant to a Unit Purchase Agreement (the “NEWP Purchase Agreement”). Upon the closing of the transaction (the “NEWP Acquisition”), NEWP became a wholly owned subsidiary of the Company. On January 23, 2015, NEWP acquired  substantially all of the assets of Allegheny Pellet Corporation (“Allegheny”), which consist of a wood pellet processing facility located in Youngsville, Pennsylvania (the “Allegheny Acquisition”). NEWP is a producer of wood pellets for the United States residential and commercial heating markets. NEWP operates four wood pellet processing facilities. In addition to the Allegheny facility, the other facilities are located in Jaffrey, New Hampshire; Deposit, New York; and Schuyler, New York. For information on the Allegheny Acquisition and the NEWP Acquisition, refer to “Note 4  —  Allegheny Acquisition” and “Note 5  —  NEWP Acquisition”.

Liquidity & Going Concern

We have a history of operating losses and an accumulated deficit of $362.7 million as of December 31, 2016. We believe we have sufficient liquidity from cash on hand and expected working capital to fund operations and corporate activities through calendar year 2017, but we may have costs associated with idling the Wawa Facility and other events could arise that could increase our liquidity needs in 2017. We may also need additional liquidity to fund corporate activities through the first quarter of 2018. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our financial statements for the fiscal year ended December 31, 2016. Management’s plans to address these concerns are discussed below. The Report of the Independent Registered Public Accounting Firm for these consolidated financial statements for the fiscal year ended December 31, 2016 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

We have implemented plans to address our liquidity needs through a combination of cost reductions and pursuing strategic alternatives. In February 2017, we announced that we have idled the Wawa Facility to conserve liquidity as we explore strategic alternatives for the facility. We also announced our plan to address potential liquidity needs by considering strategic alternatives for the Company as a whole that may include, but are not limited to, a sale of us, a merger or other business combination, a sale of all or a material portion of our assets or a recapitalization. We have retained Wells Fargo Securities, LLC to assist in the strategic alternatives review process.

Over the past 18 months, we have been reorganizing our businesses to lower our cost structure.

We expect our NEWP and Fulghum businesses to generate positive cash flow and be self-sufficient from a liquidity perspective in 2017, however there can be no assurance that either business will perform in line with our expectations. We expect the Atikokan Facility to generate cash flow in the range of break-even to slightly positive under the revised operating plan to produce 45,000 metric tons of wood pellets per year. We expect that NEWP will need to renew its $6 million revolving credit facility in May of 2017 to address seasonal working capital needs, but there can be no assurance the revolving credit facility will be renewed on acceptable terms. We announced in February of 2017 that a customer of Fulghum has indicated its intent to exercise its option to purchase two wood chipping mills that Fulghum is operating for the customer under a processing agreement. The Company expects the loss of these mills to negatively impact Fulghum’s operating income and cash flow in the second half of 2017 and going forward. In 2016, these mills contributed approximately $3 million of operating income. Fulghum incurred capital expenditures of approximately $0.5 million for these two mills in 2016. If the purchase option is indeed exercised, the Company expects to receive a one-time cash payment of approximately $5.5 million.

Our subsidiaries can distribute cash to us, although restrictions in our debt agreements may restrict such distributions. Under the GSO Credit Agreement, as defined in Note 7 — Discontinued Operations, we are required to maintain at least $5 million of cash on hand, including cash available for distribution from our subsidiaries. Under the NEWP credit facility, NEWP must receive the lender’s prior approval before making any cash distributions to Rentech, and the lender may not provide such approval. NEWP is also required to comply with financial performance covenants in its debt agreements. These covenants include maintaining: (i) a minimum debt service coverage ratio of at least 1.4 to 1.0 on a trailing four quarter basis, (ii) a senior debt coverage ratio of less than 3.0 to 1.0 on a trailing four quarter basis and (iii) a fixed charge coverage ratio of at least 1.2 to 1.0 calculated at the end of each calendar year. As of December 31, 2016, NEWP was in compliance with its financial covenants. Fulghum is required to comply with the financial performance covenants in its debt agreements. These covenants include maintaining (i) a minimum cash flow coverage ratio of at least 1.1 to 1.0, measured on a consolidated basis for Fulghum and its domestic subsidiaries and collectively for selected projects and (ii) a minimum tangible net worth of no less than $11.28 million plus 50% of the net income of Fulghum from and after December 31, 2010. As of December 31, 2016, Fulghum was in compliance with its financial covenants. In the event that Fulghum does not comply with these covenants, the debt agreements do not permit it to make cash distributions to Rentech. Such a failure to comply would also constitute an event of default under the Fulghum debt agreements. In the event that NEWP or Fulghum is not permitted to make cash distributions to Rentech, these restrictions would limit Rentech’s ability to access and use cash from its operating subsidiaries to fund its corporate activities and operations.

There is no assurance that the strategic review process will result in a transaction, that we will achieve the cost savings we expect or that we will not require an additional source of funds. If we require additional capital and are unable to obtain it, there would be a material adverse effect on our business, results of operations, and financial condition.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

During 2016, approximately 71% of the log volume Fulghum processed in the United States was for four customers at 19 mills.

Wood Pellets: Industrial

The Company recognizes revenue at the time when customers take ownership upon shipment of the pellets and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable. Two customers accounted for 100% of this segment’s total sales for the year ended December 31, 2016.

Wood Pellets: NEWP

The Company recognizes revenue at the time when customers take ownership upon shipment from the facilities of the pellets and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable. Two customers accounted for 25% of NEWP’s total sales for the year ended December 31, 2016.

Cost of Sales

Cost of sales are comprised of manufacturing costs related to the Company’s wood pellet products and processing costs for services. Cost of sales expenses include direct materials (such as wood and packaging materials), direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery, electricity and other costs, including freight charges incurred to transport products sold related to freight revenues.

Accounting for Derivative Instruments

Accounting guidance establishes accounting and reporting requirements for derivative instruments and hedging activities. This guidance requires recognition of all derivative instruments, not subject to the normal purchase and sale exception, as assets or liabilities on the Company’s consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. The Company currently does not designate any of its derivatives as hedges for financial accounting purposes. Gains and losses on derivative instruments not designated as hedges are included in earnings in other income (expense) and reported under cash flows from operating activities.

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

Inventories

Inventories consist of raw materials and finished goods. Fulghum Fibres’ raw materials inventory consists of purchased roundwood to be chipped at its South American mills. Finished goods include Fulghum Fibres’ processed wood chips. Raw materials at the wood pellet facilities primarily consist of wood fibre. Raw materials at NEWP primarily consist of wood chips and sawdust procured from third parties, and packaging materials. Inventories on the consolidated balance sheets included depreciation in the amount of $2.7 million at December 31, 2016 and $1.0 million at December 31, 2015.

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. On at least a quarterly basis, the Company performs an analysis of its inventory balances to determine if the carrying amount of inventories exceeds its net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. See “Note 10 — Inventories” for amounts written down during the periods.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Type of Asset	Estimated Useful Life
Land improvements	5 - 20 years
Building and building improvements	4 - 40 years
Machinery and equipment	7 - 22 years
Furniture, fixtures and office equipment	3 - 10 years
Computer equipment and software	2 - 5 years
Vehicles	2 - 15 years
Leasehold improvements	Useful life or remaining lease term whichever is shorter

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

Asset Retirement Obligations:

The Company has recorded an asset retirement obligations (“ARO”) related to future costs associated with the removal of machinery and equipment at Fulghum mills on leased property. The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to operating expense and the capitalized cost is depreciated over the remaining useful life of the asset. The liability was $0.2 million at December 31, 2016 and 2015.

A reconciliation of the change in the carrying value of the AROs is as follows (in thousands):

Balance at December 31, 2015	$223
Accretion expense	22
Liabilities settled in current period	—
Balance at December 31, 2016	$245

Construction in Progress

The Company tracks project development costs and capitalizes those costs after a project has completed the scoping phase and enters the feasibility phase. The Company also capitalizes certain costs associated with the Company’s information technology initiatives. Interest incurred on development and construction projects is capitalized until construction is complete. The Company does not depreciate construction in progress costs until the underlying assets are placed into service.

Property Held for Sale

During the calendar year ended December 31, 2015, the Company reclassified one of its Fulghum’s mills from property, plant and equipment to property held for sale on its consolidated balance sheet (See “Note 11 — Property, Plant and Equipment – Fulghum Fibres”).

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

There are significant assumptions involved in performing a goodwill impairment test, which include but are not limited to discount rates, terminal growth rates, future production levels, future sales prices of end products, raw material costs, and sales volumes. The various valuation methods used (income approach, replacement cost and market approach) are weighted in determining fair value. Changes to any of these assumptions could increase or decrease the fair value of the Fulghum and NEWP reporting units. See “Note 12 — Goodwill”.

Intangible Assets

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

Intangible assets consist of the following at December 31, 2016 and 2015:

		As of December 31, 2016			As of December 31, 2015
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Trade names	20 / Indefinite	$10,896	$(1,665)	$9,231	$10,896	$(1,089)	$9,807
Wood chip processing agreements	1 - 17	29,765	(9,725)	20,040	29,765	(7,951)	21,814
Off-take contract	10	—	—	—	2,154	(197)	1,957
Customer relationships	13	2,700	(781)	1,919	2,700	(351)	2,349
Non-competition agreements	3	200	(163)	37	200	(43)	157
Intangibles		$43,561	$(12,334)	$31,227	$45,715	$(9,631)	$36,084

For the years ended December 31, 2016, 2015 and 2014, amortization expense was $3.2 million, $5.4 million and $3.6 million, respectively, which is primarily reflected in selling, general and administrative expense. The amortization of the assets will result in the following amortization expense for the next five years (in thousands).

For the Years Ending December 31,
2017	$2,112
2018	$1,977
2019	$1,833
2020	$1,756
2021	$1,384

We also have unfavorable processing agreements in the amount of $1.1 million related to Fulghum, which are included in other liabilities both current and long term. These agreements along with processing agreements recorded in intangible assets are amortized over the economic life.

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

Net Income (Loss) Per Common Share Allocated To Rentech

The Company uses the two-class method to compute net income (loss) per share because the Company has issued securities, other than common stock, that contractually entitle the holder to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities (restricted stock units) based on their respective rights to receive distributed and undistributed earnings. Restricted stock units do not participate in losses. Basic net income (loss) per common share allocated to Rentech is calculated by dividing net income (loss) allocated to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share allocated to Rentech is calculated by dividing net income (loss) allocated to Rentech by the weighted average number of common shares outstanding plus the dilutive effect, calculated using (i) the “treasury stock” method for the unvested restricted stock units, outstanding stock options and warrants and (ii) the “if converted” method for the preferred stock if its inclusion would not have been anti-dilutive.

Foreign Currency

Assets and liabilities of the Canadian entities have been translated to the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. A portion of the intercompany balances between the Parent and certain foreign subsidiaries are classified as a long-term investment because the Company does not intend to settle such accounts in the foreseeable future. Revenue and expense accounts are translated using the monthly average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive loss in the accompanying consolidated statements of stockholders’ equity (deficit). The financial statements of the South American entities have the U.S. dollar as the functional currency, with certain transactions denominated in local currency that are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings in other income.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in consolidated stockholders’ equity during the period from non-owner sources. To date, accumulated other comprehensive income (loss) is primarily comprised of adjustments to the defined benefit pension plans and the postretirement benefit plans of discontinued operations and foreign currency translation.

Accumulated other comprehensive loss is $23.5 million and $27.2 million at December 31, 2016 and 2015, respectively. The balance at December 31, 2016 is comprised of foreign currency translation loss adjustments of $23.5 million. The balance at December 31, 2015 is comprised of foreign currency translation loss adjustments of $27.5 million and pension and post-retirement plan income adjustments of $0.3 million. Activity for the years ended December 31, 2016, 2015 and 2014 is reflected in the Consolidated Statement of Comprehensive Income (Loss). For the year ended December 31, 2016, $0.3 million was reclassified from accumulated other comprehensive income to income. There were no material amounts reclassified from accumulated other comprehensive income in the years ended December 31, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB approved a one-year deferral of the effective date making the guidance effective for interim and annual reporting periods beginning after December 15, 2017. In addition, the FASB will continue to permit entities to early adopt the guidance for annual periods beginning on or after December 15, 2016. The Company currently expects to adopt the guidance as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company’s evaluation of the guidance is ongoing and not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

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

In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. The guidance requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by this guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. As early adoption of the guidance is permitted, the Company elected, effective December 31, 2015, to implement the guidance.

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

In March 2016, the FASB issued guidance on how to assess whether contingent call (put) options that accelerate the payment on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosure.

In August 2016, the FASB issued guidance on eight specific cash flow issues. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosure.

In October 2016, the FASB issued guidance that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The guidance is required to be adopted retrospectively by recording a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosure.

In January 2017, the FASB issued guidance that eliminates the requirement to determine implied goodwill in measuring an impairment loss. Upon adoption, a goodwill impairment will be measured as the excess of the reporting unit’s carrying value over fair value, limited to the amount of goodwill. This guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosure.

Note 3 — Investment in CVR

The Company owns approximately 7.2 million CVR Common Units, as defined in “Note 7 — Discontinued Operations”. The 7.2 million CVR Common Units were valued at $60.1 million, based on CVR’s closing price of $8.36 per Common Unit as of March 31, 2016. The 7.2 million CVR Common Units had a market value of $43.2 million, based on CVR’s closing price of $6.01 per Common Unit as of December 31, 2016. The investment in CVR is shown on the consolidated balance sheets under equity investment.

The investment in CVR is accounted for under the equity method of accounting. The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses 3% to 5% or more ownership of a limited partnership. In addition, the Company’s president and chief executive officer is on the board of directors for CVR GP, LLC, the general partner of CVR. The Company’s ownership in CVR represents approximately 6% of the total CVR Common Units outstanding, which is based on total CVR Common Units outstanding at December 31, 2016 of 113,282,973.

In applying the equity method, the Company recorded the investment at fair value and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. The investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge would only be recognized in earnings for a decline in value that is determined to be other than temporary. As of December 31, 2016, the carrying value and fair value of the Company’s investment in CVR Common Units were $53.3 million and $43.2 million, respectively. Given this differential, the Company is closely monitoring the performance of CVR to determine whether the investment is other-than-temporarily impaired. The Company considered a variety of factors in its impairment analysis, including the historical volatility in the price of CVR units, the seasonality of the fertilizer industry in which CVR operates and recent public statements made by CVR’s management regarding CVR’s results for the three and twelve months ended December 31, 2016 and their expectations for the upcoming Spring fertilizer season. The Company concluded that the decline in value of the CVR Common Units is not other than temporary and no other-than-temporary impairment is required as of December 31, 2016. Over the upcoming quarters, particularly the spring planting season, we will continue to monitor the fair value of the Company’s CVR Common Units as well as all publicly available information on CVR and the fertilizer industry to determine if an other-than-temporary impairment is necessary. For the year ended December 31, 2016, the Company recorded its proportionate share of loss from its investment in CVR of $2.9 million since it received the CVR Common Units on April 1, 2016, which is shown on the consolidated statement of operations under equity in loss of investee. In addition, as of the date of the Company’s investment in CVR, basis differences between the book value of equity on CVR’s balance sheet and the amount recorded on the Company’s books was ascribed to an asset and amortized over its useful life, which resulted in an additional expense of $0.7 million for the year ended December 31, 2016. During the year ended December 31, 2016, since it received the CVR Common Units on April 1, 2016, the Company received distributions from CVR of $3.2 million. The Company analyzes the dividends received on a quarter-by-quarter basis without consideration of the investee’s forecasted earnings. Since the distributions received by the Company exceeded its proportionate share of CVR’s earnings, the entire distributions of $3.2 million were considered a return of investment and classified as an investing cash inflow on the consolidated statements of cash flows.

The following summarized financial information for CVR was derived from CVR’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, which was filed with the SEC on April 29, 2016, and its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on February 21, 2017.

As of
December 31, 2016
(in thousands)
Current assets	$134,531
Noncurrent assets	1,177,686
Current liabilities	63,016
Noncurrent liabilities	624,294

For the Period
April 1, 2016 -
December 31, 2016
(in thousands)
Net sales	$283,192
Cost of sales	253,260
Loss from continuing operations before extraordinary items and cumulative effect of a change in accounting principle	(44,980)
Net loss	(44,980)
Net loss attributable to the entity	(44,980)

Note 4 — Allegheny Acquisition

On January 23, 2015, our subsidiary, NEWP, acquired for $7.2 million substantially all of the assets of Allegheny. NEWP financed the purchase with a five-year, $8.0 million term loan.

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

Note 6 — Pro Forma Information

The unaudited pro forma information has been prepared as if the NEWP Acquisition and the Allegheny Acquisition had taken place on January 1, 2014. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transactions actually taken place on January 1, 2014, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	For the Year Ended December 31, 2015
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$156,457	$389	$156,846
Net income (loss)	$(153,031)	$130	$(152,901)
Net income (loss) attributable to Rentech	$(119,889)	$130	$(119,759)
Basic and diluted net loss from continuing operations per common share allocated to Rentech	$(2.89)	$—	$(2.89)

	For the Year Ended December 31, 2014
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands)
Revenues	$130,948	$20,811	$151,759
Net income (loss)	$(32,504)	$1,525	$(30,979)
Net income (loss) attributable to Rentech	$(35,850)	$1,525	$(34,325)
Basic and diluted net income (loss) from continuing operations per common share allocated to Rentech	$(1.85)	$0.07	$(1.78)

Note 7 — Discontinued Operations

The Company, through its majority owned subsidiary Rentech Nitrogen Partners, L.P. (“RNP”), owned and operated two fertilizer facilities. The East Dubuque facility was located in East Dubuque, Illinois and produced primarily ammonia and urea ammonium nitrate solution (“UAN”), using natural gas as the facility’s primary feedstock (the “East Dubuque Facility”). The Pasadena facility, which the Company acquired with the acquisition of Agrifos LLC (“Agrifos”), was located in Pasadena, Texas (the “Pasadena Facility”, together with the East Dubuque Facility, the “Fertilizer Facilities”). The Pasadena Facility produced ammonium sulfate, ammonium thiosulfate and sulfuric acid using ammonia and sulfur as the facility’s primary feedstocks.

On March 14, 2016, RNP completed the sale of Rentech Nitrogen Pasadena Holdings, LLC (“Pasadena Holdings”), the owner of the Pasadena Facility, to Interoceanic Corporation (“IOC”) (the “Pasadena Sale”). The transaction included an initial cash payment of $5.0 million, and a post-closing cash working capital adjustment of $5.4 million. The total of these payments along with insurance refunds put the total distribution to RNP unitholders at approximately $10.7 million of which the Company received $6.0 million. The estimated loss on sale of $1.2 million was recorded in discontinued operations. The purchase agreement also included an earn-out which would be paid to former RNP unitholders as of the closing of the Merger (defined below) equal to 50% of the Pasadena Facility’s EBITDA, as defined in the purchase agreement, in excess of $8.0 million cumulatively earned over the next two years. The Company did not include the earn-out in the loss on sale calculation as it represented a gain contingency.

On April 1, 2016, RNP completed the previously announced transactions contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the “Merger Agreement”). Under the Merger Agreement RNP and Rentech Nitrogen GP, LLC (the “General Partner”) merged with affiliates of CVR Partners, L.P. (“CVR”), and RNP ceased to be a publicly traded company and became a wholly-owned subsidiary of CVR (the “Merger”). Pursuant to the Merger Agreement, each outstanding unit of RNP was exchanged for 1.04 common units of CVR (“CVR Common Units”) and $2.57 of cash. The Company received merger consideration of $59.8 million of cash and 24.2 million CVR Common Units. The Company used 17.0 million CVR Common Units received in the Merger and $10.0 million of cash to: (i) repurchase and retire all $100 million of the Company’s Series E Convertible Preferred Stock, par value $10.00 per share held by certain funds managed by or affiliated with GSO Capital Partners LP (the “GSO Funds”) and (ii) repay approximately $41.7 million of debt under the Company’s credit agreement with the GSO Funds (such agreement as amended and amended and restated from time to time, the “GSO Credit Agreement”). See “Note 13 — Debt” and “Note 16 — Preferred Stock” for further information regarding the Company’s transactions with the GSO Funds.

The Company’s share of book gain on sale of RNP was $358.6 million, which was recorded in discontinued operations. The gain was comprised primarily of $59.8 million of cash proceeds and CVR Common Units valued at $202.1 million, based on CVR’s closing price on March 31, 2016 of $8.36 per unit, compared to the Company’s share of RNP’s negative net book value of $97.5 million as of March 31, 2016. See “Note 3 — Investment in CVR” for further information regarding the Company’s investment in CVR.

The completed Merger represented a strategic shift that had a major effect on Rentech’s operations and financial results. As a result of the Merger Agreement and the Pasadena Sale, the Company classified its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect RNP, excluding certain corporate expenses that the Company expected to continue on an on-going basis, which were previously allocated to RNP, as discontinued operations. Prior to the Merger Agreement, the Company reflected RNP in its reports as the East Dubuque business segment, the Pasadena business segment, and unallocated partnership items.

The Company’s consolidated balance sheets and consolidated statements of operations for all periods presented in this report also reflected the Energy Technologies segment as discontinued operations. The Company was initially formed to develop and commercialize certain alternative energy technologies, and it acquired other energy technologies that the Company further developed. The Company conducted significant research and development and project development activities related to those technologies.

On October 28, 2014, the Company sold its alternative energy technologies (the “Sale”) and certain pieces of equipment at the product demonstration unit (“PDU”). The Company received a cash payment of $14.4 million from the buyer, Sunshine Kaidi New Energy Group Co., Ltd. (“Kaidi”), which was in addition to $0.5 million in cash payments previously received. Kaidi also paid an additional $0.4 million to the Company to purchase various equipment located at the Company’s PDU, resulting in $15.3 million of total proceeds to the Company from these transactions, which did not include the possibility of a success payment of up to $16.2 million upon the achievement of agreed milestones related to the development of the sold technologies. During the year ended December 31, 2014, the Company recorded a gain on sale of $15.3 million.

On March 18, 2016, the Company completed the sale of the property (the “PDU Property”) that housed its PDU for $3.0 million. The Company was required under a Membership Interest Purchase and Sale Agreement, dated as of February 28, 2014 (the “MIPSA”), to remit 50% of the net proceeds from the property sale to Kaidi. On September 9, 2016, Rentech, Kaidi and certain related parties entered into a Termination Agreement that terminated the MIPSA and all ancillary documents related thereto. The Termination Agreement only affected the post-closing obligations of the parties under the MIPSA and the related ancillary agreements and not the Sale, which was completed. The Termination Agreement provided: (i) that Kaidi would pay $3.5 million to Rentech (inclusive of a $1.1 million credit for Kaidi’s share of proceeds from the sale of the PDU Property) on or before November 8, 2016; (ii) that all remaining rights and obligations of the parties under the MIPSA and the related ancillary agreements, including any rights to future payments or indemnities, were terminated; and (iii) that the parties mutually released each other from any and all claims in connection with the MIPSA and other documents related to the Sale. For further information on the Termination Agreement, refer to the Current Report on Form 8-K filed by the Company on September 15, 2016. The Company recorded for the year ended December 31, 2016 $2.4 million in other income related to the Termination Agreement and $0.8 million related to the gain on sale of the PDU Property. On November 7, 2016, the Company received the payment due under the Termination Agreement.

In the consolidated statements of cash flows, the cash flows of discontinued operations were separately classified or aggregated under operating and investing activities.

The remaining notes to the consolidated financial statements were updated to reflect the impact of these discontinued operations. All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

The following table summarizes the components of assets and liabilities of discontinued operations.

As of December 31, 2016
	RNP	Energy Technologies	Total
(in thousands)
Other receivables	$—	$—	$—
Prepaid expenses and other current assets	—	—	—
Total current assets	$—	$—	$—
Total other assets	$—	$—	$—
Total assets	$—	$—	$—

Accounts payable	$—	$150	$150
Total current liabilities	$—	$150	$150
Total long-term liabilities	$—	$—	$—
Total liabilities	$—	$150	$150

	As of December 31, 2015
	RNP	Energy Technologies	Total
	(in thousands)
Cash	$15,823	$—	$15,823
Accounts receivable	11,451	—	11,451
Inventories	30,354	—	30,354
Prepaid expenses and other current assets	5,746	106	5,852
Other receivables	374	—	374
Total current assets	$63,748	$106	$63,854
Property held for sale	$159,596	$1,678	$161,274
Construction in progress	23,712	—	23,712
Other assets	71	10	81
Total other assets	$183,379	$1,688	$185,067
Total assets	$247,127	$1,794	$248,921

Accounts payable	$12,022	$498	$12,520
Accrued payroll and benefits	5,746	4	5,750
Accrued liabilities	13,694	455	14,149
Deferred revenues	16,983	—	16,983
Accrued interest	4,650	—	4,650
Total current liabilities	$53,095	$957	$54,052
Debt	$347,574	$—	$347,574
Asset retirement obligation	4,498	—	4,498
Other	2,092	—	2,092
Total long-term liabilities	$354,164	$—	$354,164
Total liabilities	$407,259	$957	$408,216

The following table summarizes the results of discontinued operations.

	For the Year Ended December 31, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$54,347	—	$54,347
Cost of sales	34,696	—	34,696
Gross profit	19,651	—	19,651
Operating income, excluding gain on sale	15,058	463	15,521
Gain on sale	357,345	785	358,130
Other income (expenses), net	(5,259)	2,512	(2,747)
Income before income taxes	367,144	3,760	370,904
Income tax expense	70,431	1,426	71,857
Net income	296,713	2,334	299,047
Net income attributable to noncontrolling interests	3,164	—	3,164
Net income attributable to Rentech common shareholders	$293,549	$2,334	$295,883

Net income attributable to Rentech common shareholders	$293,549	$2,334	$295,883
Net income attributable to noncontrolling interests	3,164	—	3,164
Income from discontinued operations, net of tax	$296,713	$2,334	$299,047

	For the Year Ended December 31, 2015
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$340,731	$55	$340,786
Cost of sales	234,330	50	234,380
Gross profit	106,401	5	106,406
Operating income (loss)	(72,103)	378	(71,725)
Other income (expenses), net	(20,360)	50	(20,310)
Income (loss) before income taxes	(92,463)	428	(92,035)
Income tax expense	66	—	66
Net income (loss)	(92,529)	428	(92,101)
Net loss attributable to noncontrolling interests	(38,653)	—	(38,653)
Net income (loss) attributable to Rentech common shareholders	$(53,876)	$428	$(53,448)

Net income (loss) attributable to Rentech common shareholders	$(53,876)	$428	$(53,448)
Net loss attributable to noncontrolling interests	(38,653)	—	(38,653)
Income (loss) from discontinued operations, net of tax	$(92,529)	$428	$(92,101)

	For the Year Ended December 31, 2014
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$334,612	$322	$334,934
Cost of sales	274,135	200	274,335
Gross profit	60,477	122	60,599
Operating income	16,905	6,053	22,958
Other income (expenses), net	(14,258)	52	(14,206)
Income before income taxes	2,647	6,105	8,752
Income tax expense	509	2,249	2,758
Net income	2,138	3,856	5,994
Net loss attributable to noncontrolling interests	(427)	—	(427)
Net income attributable to Rentech common shareholders	$2,565	$3,856	$6,421

Net income attributable to Rentech common shareholders	$2,565	$3,856	$6,421
Net loss attributable to noncontrolling interests	(427)	—	(427)
Income from discontinued operations, net of tax	$2,138	$3,856	$5,994

East Dubuque and Pasadena Policy

Product sales revenues from the Fertilizer Facilities were recognized when customers took ownership upon shipment from the Fertilizer Facilities, the East Dubuque Facility’s leased facility or the Pasadena Facility’s distributors’ facilities and (i) customer assumed risk of loss, (ii) there were no uncertainties regarding customer acceptance, (iii) collection of the related receivable was probable, (iv) persuasive evidence of a sale arrangement existed and (v) the sales price was fixed or determinable. Management assessed the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectability was reasonably assured. If collectability was not considered reasonably assured at the time of sale, the Company did not recognize revenue until collection occurred.

Natural gas, though not typically purchased for the purpose of resale, was occasionally sold by the East Dubuque Facility when contracted quantities received were in excess of production and storage capacities, in which case the sales price was recorded in product sales and the related cost was recorded in cost of sales. Natural gas sales were $0.5 million for the year ended December 31, 2015 and $6.1 million for the year ended December 31, 2014 .

East Dubuque Contracts

Rentech Nitrogen, LLC (“RNLLC”) had a distribution agreement (the “Distribution Agreement”) with Agrium U.S.A., Inc. (“Agrium”). Pursuant to the Distribution Agreement, Agrium was obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Facility, and to purchase from RNLLC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. Under the Distribution Agreement, Agrium was appointed as the exclusive distributor for the sale, purchase and resale of nitrogen products manufactured at the East Dubuque Facility. Sale terms were negotiated and approved by RNLLC. Agrium bore the credit risk on products sold through Agrium pursuant to the Distribution Agreement. If an agreement was not reached on the terms and conditions of any proposed Agrium sale transaction, RNLLC had the right to sell to third parties provided the sale was on the same timetable and volumes and at a price not lower than the one proposed by Agrium. For the years ended December 31, 2015 and 2014, the Distribution Agreement accounted for 65% or more of net revenues from product sales for the East Dubuque Facility. Receivables from Agrium accounted for 44%  of the total accounts receivable balance of the East Dubuque Facility as of December 31, 2015. RNLLC terminated the Distribution Agreement as of December 31, 2015. RNLLC then sold directly to its customers.

Under the Distribution Agreement, the East Dubuque Facility paid commissions to Agrium not to exceed $5 million during each contract year on applicable gross sales during the first 10 years of the agreement. The effective commission rate for the year ended December 31, 2015 was 3.9% and for the year ended December 31, 2014 it was 3.4%. The commission expense was recorded in cost of sales for all periods.

Pasadena Contracts

Rentech Nitrogen Pasadena, LLC (“RNPLLC”) sold substantially all of its products through marketing and distribution agreements. Pursuant to an exclusive marketing agreement RNPLLC had entered into with IOC, IOC had the exclusive right and obligation to market and sell all of the Pasadena Facility’s ammonium sulfate product. Under the marketing agreement, IOC was required to use commercially reasonable efforts to market the product to obtain the most advantageous price. RNPLLC compensated IOC for transportation and storage costs related to the ammonium sulfate product it marketed through the pricing structure under the marketing agreement.  During the years ended December 31, 2015 and 2014, the marketing agreement with IOC accounted for 80% or more of the Pasadena Facility’s total revenues. In addition, RNPLLC had an arrangement with IOC that permited RNPLLC to store approximately 60,000 tons of ammonium sulfate at IOC-controlled terminals, which were located near end customers of the Pasadena Facility’s ammonium sulfate. This arrangement currently was not governed by a written contract. RNPLLC also had marketing and distribution agreements to sell other products that automatically renewed for successive one year periods.

Deferred Revenue

A significant portion of the revenue recognized during any period may have been related to prepaid contracts or products stored at distributor facilities, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not have generated cash receipts during that period. As of December 31, 2015, deferred revenue, included in liabilities of discontinued operations, was $17.0 million. At the East Dubuque Facility, the Company recorded a liability for deferred revenue to the extent that payment had been received under prepaid contracts, which created obligations for delivery of product within a specified period of time in the future. The terms of these prepaid contracts required payment in advance of delivery. At the Pasadena Facility, our distributor pre-paid a portion of the sales price for shipments received into its storage facilities which was recorded as deferred revenue. The Company recognized revenue related to the prepaid contracts or products stored at distributor facilities and relieved the liability for deferred revenue when products were shipped (including shipments to end customers from distributor facilities).

Cost of Sales

Cost of sales were comprised of manufacturing costs related to the Company’s fertilizer products. Cost of sales expenses included direct materials (such as natural gas, ammonia, sulfur and sulfuric acid), direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery, electricity and other costs, including shipping and handling charges incurred to transport products sold.

The Company entered into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. The Company anticipated that it would physically receive the contract quantities and use them in the production of fertilizer. The Company believed it was probable that the counterparties would fulfill their contractual obligations when executing these contracts. Natural gas purchases, including the cost of transportation to the East Dubuque Facility, were recorded at the point of delivery into the pipeline system.

Inventories

Inventories consisted of raw materials and finished goods. The primary raw material used by the East Dubuque Facility (discontinued operations) in the production of its nitrogen products was natural gas. The primary raw materials used by the Pasadena Facility in the production of its products were ammonia and sulfur. Raw materials also included certain chemicals used in the manufacturing process. Finished goods included the products stored at the Fertilizer Facilities that were ready for shipment along with any inventory that may have been stored at remote facilities.

Inventories were stated at the lower of cost or estimated net realizable value. The cost of inventories was determined using the first-in first-out method. The estimated net realizable value was based on customer orders, market trends and historical pricing. On at least a quarterly basis, the Company performed an analysis of its inventory balances to determine if the carrying amount of inventories exceeded its net realizable value. If the carrying amount exceeded the estimated net realizable value, the carrying amount was reduced to the estimated net realizable value. During turnarounds at the East Dubuque and Pasadena Facilities, the Company allocated fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs were recognized as expense in the period incurred.

Agrifos Acquisition

On November 1, 2012, the Company acquired all of the membership interests of Agrifos, pursuant to a Membership Interest Purchase Agreement (the “Agrifos Purchase Agreement”). In October 2014, the Company reached an agreement to settle all existing and future indemnity claims it may have had under the Agrifos Purchase Agreement. During the year ended December 31, 2014, the Company recognized income from the Agrifos settlement of $5.6 million.

Goodwill

Management considered the inventory impairments, negative gross margins and negative EBITDA, in 2014, as well as revised cash flow projections, all taken together, as indicators that a potential impairment of the goodwill related to the Pasadena Facility may have occurred. Factors that affected cash flow included, but were not limited to: product prices; product sales volumes; feedstock prices, labor, maintenance, and other operating costs; required capital expenditures; and plant productivity.

Cash flow projections decreased primarily because of a decline in forecasted product margins. The reduction of prices in the forecast was the result of an evaluation of many factors, including deterioration in reported margins. A global decline in nitrogen prices, along with higher exports of ammonium sulfate from China, put downward pressure on ammonium sulfate prices. The additional supplies from China originated from new plants that produced ammonium sulfate as a by-product of manufacturing caprolactam. Raw material prices for ammonia and sulfur, key inputs for ammonium sulfate, increased significantly during 2014. Global ammonia supplies were tight, supported by production issues in Egypt, Algeria, Trinidad and Qatar, as well as political unrest in Libya and Ukraine.

The analysis of the potential impairment of goodwill was a two-step process. Step one of the impairment test consisted of comparing the fair value of the reporting unit with the aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeded the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment. Step one of the goodwill impairment test involved a high degree of judgment and consisted of a comparison of the fair value of a reporting unit with its book value. The fair value of the Pasadena reporting unit was based upon various assumptions and was based primarily on the discounted cash flows that the business could be expected to generate in the future (the “Income Approach”). The Income Approach valuation method required management to make projections of revenue and costs over a multi-year period. Additionally, the Company made an estimate of a weighted average cost of capital that a market participant would use as a discount rate. The Company also considered other valuation methods including the replacement cost and market approach. Based upon its analysis of the fair value of the Pasadena reporting unit, the Company believed it was probable that the Pasadena reporting unit had a carrying value in excess of its fair value in 2014. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in accounting guidance.

Step two of the goodwill impairment test consisted of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. The estimated difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represented the implied fair value of goodwill. The valuation of assets and liabilities in step two was performed only for purposes of assessing goodwill for impairment and the Company did not adjust the net book value of the assets and liabilities on its consolidated balance sheets other than goodwill as a result of this process. Completion of step two of the goodwill impairment test indicated a $27.2 million residual value at December 31, 2013 and no remaining residual value of goodwill at December 31, 2014. This resulted in the Company recording an impairment charge of $27.2 million  during the year ended December 31, 2014, which was primarily the result of a decrease in the implied fair value of the Pasadena reporting unit. A deterioration in projected cash flows and an increase in the rate used to discount such cash flows contributed to the decrease in 2014. In addition, the implied residual value of goodwill decreased because of an increase in the amount of invested capital at the Pasadena Facility, which primarily was the result of capital expenditures for the power generation project and expenditures to replace the sulfuric acid converter. The Company also considered the realizability of long-lived assets and intangible assets at December 31, 2014 and noted that no impairment of such assets was required.

During the year ended December 31, 2014, the Company recorded a goodwill impairment charge of $27.2 million relating to the Agrifos Acquisition. At December 31, 2015, the Company had accumulated goodwill impairment charges of $57.2 million related to the Agrifos Acquisition.

Forward Natural Gas Contracts

RNP used commodity-based derivatives to minimize its exposure to the fluctuations in natural gas prices. RNP recognized the unrealized gains or losses related to the commodity-based derivative instruments in its consolidated financial statements. RNP did not have any master netting agreements or collateral relating to these derivatives.

Our East Dubuque Facility entered into forward natural gas purchase contracts to reduce its exposure to the fluctuations in natural gas prices. The forward natural gas contracts were deemed to be Level 2 financial instruments because the measurement was based on observable market data. The fair value of such contracts had been determined based on market prices. The amount of unrealized gain (loss) recorded was $1.5 million for the year ended December 31, 2016, $2.4 million for the year ended December 31, 2015 and $(4.0) million for the year ended December 31, 2014.

Inventory

During the years ended December 31, 2015 and 2014, RNP wrote down the value of the Pasadena Facility’s ammonium sulfate inventory by $2.2 million and $6.0 million, respectively, to estimated net realizable value.

Property, Plant and Equipment

Pasadena Facility

After RNP launched and pursued its process to evaluate strategic alternatives, management determined that it was more likely than not that the Pasadena Facility would be sold or otherwise disposed of before the end of its previously estimated economic useful life. Although the Pasadena Facility was sold, held-for-sale accounting criteria was not met as management did not have the authority to commit to, and did not commit to, a plan of sale as of December 31, 2015. Because there was a likelihood that the Pasadena Facility was to be sold or otherwise disposed of before the end of its previously estimated useful life, the Company performed impairment tests in 2015. During 2015, the Company updated forecasts of operating cash flows, assessed indications of interest from potential buyers, and updated its estimates of the probabilities of each scenario for the Pasadena Facility. Based on the results of the impairment tests, management concluded the Pasadena Facility’s carrying value was no longer recoverable and wrote the associated assets down by $160.6 million to their estimated fair values in 2015. The impairments reduced property, plant and equipment by $140.1 million and intangible assets, consisting of technology acquired in the acquisition of the Pasadena Facility, by $20.5 million. Fair value was based on probability weighting various cash flow scenarios using Level 3 inputs, under the applicable accounting guidance. The cash flow scenarios were based on market participant assumptions and indications of value from potential buyers of the Pasadena Facility.

During the year ended December 31, 2015, RNP received a one-time easement payment of $1.4 million to allow an adjacent property owner to construct some pipelines under the Pasadena Facility.

RNP Notes Offering

On April 12, 2013, RNP and Rentech Nitrogen Finance Corporation, a wholly owned subsidiary of RNP (“Finance Corporation” and collectively with RNP, the “Issuers”), issued $320.0 million of 6.5% second lien senior secured notes due 2021 (the “RNP Notes”) to qualified institutional buyers and non-United States persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The RNP Notes bore interest at a rate of 6.5% per year, payable semi-annually in arrears on April 15 and October 15 of each year. The RNP Notes would mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms.

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

The GE Credit Agreement consisted of a $50.0 million senior secured revolving credit facility (the “GE Credit Facility”) with a $10.0 million letter of credit sublimit.

Borrowings under the GE Credit Agreement bore interest at a rate equal to an applicable margin plus, at the GE Borrowers’ option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) LIBOR for an interest period of one month plus 1.00% or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period on the day that is two business days prior to the first day of such interest period. The applicable margin for borrowings under the GE Credit Agreement was 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings.

The GE Borrowers were required to pay a fee to the lenders under the GE Credit Agreement on the average undrawn available portion of the GE Credit Facility at a rate equal to 0.50% per annum. If letters of credit were issued, the GE Borrowers would also pay a fee to the lenders under the GE Credit Agreement at a rate equal to the product of the average daily undrawn face amount of all letters of credit issued, guaranteed or supported by risk participation agreements multiplied by a per annum rate equal to the applicable margin with respect to LIBOR borrowings. The GE Borrowers were also required to pay customary letter of credit fees on issued letters of credit.

As of December 31, 2015, the Company had $34.5 million outstanding borrowings under the GE Credit Agreement.  At December 31, 2015, a letter of credit had been issued, but not drawn upon, in the amount of $1.4 million.

As of December 31, 2015, the Company was in compliance with its debt covenants. Total debt for discontinued operations consisted of the following:

As of December 31,
2015
(in thousands)
Notes	$320,000
GE Credit Agreement	34,500
Total debt	354,500
Less: Debt issuance costs	(6,926)
Less: Current portion	—
Long-term debt	$347,574

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

The costs to abandon a pipeline that the Company owned in Natchez, Mississippi, was $0.7 million. Almost all these costs were recorded in discontinued operations during the year ended December 31, 2014, but were incurred in 2015 to complete the abandonment process.

Pension and Postretirement Benefit Plans

Reporting and disclosures related to pension and other postretirement benefit plans require that companies include an additional asset or liability on the balance sheet to reflect the funded status of retirement and other postretirement benefit plans, and a corresponding after-tax adjustment to accumulated other comprehensive income.

RNP had two noncontributory pension plans (the “Pension Plans”), one of which covered hourly paid employees represented by collective bargaining agreements in effect at its Pasadena Facility and the other of which covered non-union hourly employees at its Pasadena Facility who have 1,000 hours of service during a year of employment.

RNP had a postretirement benefit plan (the “Postretirement Plan”) for certain employees at its Pasadena Facility. The plan provided a fixed dollar amount to supplement payment of eligible medical expenses. The amount of the supplement under the plan was based on years of service and the type of coverage elected (single or family members and spouses). Participants were eligible for supplements at retirement after age 55 with at least 20 years of service to be paid until the attainment of age 65 or another disqualifying event, if earlier.

The following tables summarize the projected benefit obligation, the assets and the funded status of the Pension Plans and the Postretirement Plan at December 31, 2015:

	As of December 31, 2015
	Pension	Postretirement
	(in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$5,796	$927
Service cost	206	35
Interest cost	218	30
Actuarial (gain) loss	(500)	(94)
Actual benefit paid	(200)	(27)
Benefit obligation at end of year	5,520	871
Fair value of plan assets
Fair value of plan assets at beginning of year	5,025	—
Actual return on plan assets	(23)	—
Employer contributions	—	27
Actual benefit paid	(200)	(27)
Fair value of plan assets at end of year	4,802	—
Funded status at end of year	$(718)	$(871)
Amounts recognized in the consolidated balance sheet
Noncurrent assets	$19	$—
Current liabilities	—	(67)
Noncurrent liabilities	(737)	(804)
	$(718)	$(871)

As of December 31, 2015, the accumulated benefit obligation equaled the projected benefit obligation.

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Net periodic benefit cost
Service cost	$206	$35	$106	$35
Interest cost	218	30	213	37
Expected return on plan assets	(296)	—	(289)	—
Amortization of prior service cost	—	22	—	22
Amortization of net gain	—	(13)	(54)	(16)
Net periodic pension costs	$128	$74	$(24)	$78
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(181)	$(94)	$1,163	$93
Recognized actuarial gain	—	13	54	16
Prior service cost	—	—	—	—
Recognized prior service cost	—	(22)	—	(22)
Total recognized in other comprehensive (income) loss	$(181)	$(103)	$1,217	$87

Accumulated other comprehensive loss at December 31, 2015 and 2014 consisted of the following amounts that had not yet been recognized in net periodic benefit cost:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Pension	Postretirement	Pension	Postretirement
	(in thousands)
Net gain	$(295)	$(260)	$(114)	$(178)
Prior service cost	—	265	—	287
	$(295)	$5	$(114)	$109

The portion of the accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2016 was $0 for the Pension Plans and $10,000 for the Postretirement Plan.

Weighted average assumptions used to determine benefit obligations:

	As of December 31, 2015		As of December 31, 2014
	Pension	Postretirement	Pension	Postretirement
Discount rate	4.2%	4.0%	4.0%	3.9%

Weighted average assumptions used to determine net pension cost:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Pension	Postretirement	Pension	Postretirement
Discount rate	4.0%	3.9%	4.8%	4.7%
Expected rate of return on assets	6.0%	N/A	6.0%	N/A

Determination of the Expected Long-Term Rate of Return on Assets

The overall expected long-term rate of return on assets assumption was based on the long-term target asset allocation for plan assets and capital markets return forecasts for asset classes employed. A portion of the asset returns were subject to taxation, so the expected long-term rate of return for these assets was determined on an after-tax basis. The GAAP gain/loss methodology provided that differences between expected and actual returns were recognized over the average future service of employees.

	Postretirement
	As of December 31,
	2015	2014
Health care cost trend: initial	N/A	9.00%
Health care cost trend: ultimate	N/A	5.00%
Year ultimate reached	N/A	2025

As of December 31, 2015, there were no mining retirees entitled to medical coverage, and there would not be any future mining retirees entitled to medical coverage since there were no active mining participants in the Postretirement Plan. Therefore, medical trend rates were no longer relevant.

	As of December 31, 2015
	Target Allocation	Percentage of Pension Plan Assets 2015
Asset Category
Equity securities	50%	52%
Debt securities	50%	48%

The goals of the Pension Plans’ asset investment strategy were to:

1)	Provide benefits to the participants and their beneficiaries and defray the reasonable expenses of administering the Pension Plans.

2)	Contribute the amounts necessary to maintain the Pension Plans on a sound actuarial basis and to satisfy the minimum funding standards established by law.
3)

Invest without distinction between principal and income and in such securities or property, real or personal, wherever situated, including, but not limited to, stocks, common or preferred, bonds and other evidence of indebtedness or ownership, and real estate or any interest therein, taking into consideration the short and long-term financial needs of the Pension Plans.

The Pension Plans sought to maintain compliance with the Employee Retirement Income Security Act of 1974, as amended, and any applicable regulations and laws.

The pension plan assets were deemed to be Level 1 financial instruments at December 31, 2015. The fair value of the pension plan assets consisted of the following at December 31, 2015:

As of December 31,
2015
(in thousands)
Mutual funds - equity	$2,560
Mutual funds - fixed income	2,051
Other	191
Fair value of plan assets	$4,802

RNP expected to contribute $0 to the Pension Plans and $67,000 to the Postretirement Plan in 2016.

2011 LTIP

Some grants made under the Rentech Nitrogen Partners, L.P. 2011 Long-Term Incentive Plan (the “2011 LTIP”) were marked-to market at each reporting date. During the years ended December 31, 2016, 2015 and 2014, charges associated with all equity-based grants issued by RNP under the 2011 LTIP were recorded as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Stock based compensation expense - continuing operations	$103	$223	$665
Stock based compensation expense - discontinued operations	148	852	618
Total stock based compensation expense	$251	$1,075	$1,283

Phantom unit transactions during the years ended December 31, 2015 and 2014 are summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2013	193,632	$20.97	$3,407,929
Granted	160,088	10.93
Vested and Settled in Shares	(83,471)	(20.68)
Vested and Surrendered for Withholding Taxes Payable	(35,342)	(20.91)
Canceled / Expired	(15,049)	(24.79)
Outstanding at December 31, 2014	219,858	$11.33	$2,310,711
Granted	91,964	10.42
Vested and Settled in Shares	(72,237)	(15.69)
Vested and Surrendered for Withholding Taxes Payable	(25,267)	(15.94)
Canceled / Expired	(18,963)	(15.80)
Outstanding at December 31, 2015	195,355	$11.07	$2,070,605

During the year ended December 31, 2015, RNP issued 91,964 unit-settled phantom units (which entitle the holder to distribution rights during the vesting period) covering RNP’s common units. 78,634 of the phantom units were time-vested awards that vest in three equal annual installments, subject to continued services through the vesting date. 4,450 of the phantom units were time-vested awards issued to the directors that will vest on the one-year anniversary of the grant date, subject to continued services through the vesting date. The phantom unit grants resulted in unit-based compensation expense of $0.9 million for the year ended December 31, 2015.

As of December 31, 2015, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted phantom units. That cost was expected to be recognized over a weighted-average period of 2.6 years.

During the year ended December 31, 2015, RNP issued a total of 8,880 common units which were fully vested at date of grant. The common units were issued to the directors and resulted in unit-based compensation expense of $0.1 million.

Operating Leases

RNP had various operating leases of real and personal property that expired through April 2020. Total lease expense for the year ended December 31, 2015 was $3.9 million and for the year ended December 31, 2014 it was $3.5 million. Future minimum lease payments as of December 31, 2015 were as follows (in thousands):

For the Years Ending December 31,
2016	$3,139
2017	1,067
2018	59
2019	40
2020	10
$4,315

Environmental

The Pasadena Facility was used for phosphoric acid production until 2011, which resulted in the creation of a number of phosphogypsum stacks at the Pasadena Facility. The phosphogypsum stacks were composed of the mineral processing waste that was the byproduct of the extraction of phosphorous from mineral ores. Certain of the stacks also had been or were used for other waste materials and wastewater. Applicable environmental laws extensively regulate phosphogypsum stacks.

The Environmental Protection Agency reached a consent agreement and final order (“CAFO”) with ExxonMobil in September 2010 making ExxonMobil responsible for closure of the stacks, proper disposal of process wastewater related to the stacks and other expenses. In addition, the asset purchase agreement between a subsidiary of Agrifos and ExxonMobil, or the 1998 APA, pursuant to which the subsidiary purchased the Pasadena Facility in 1998, also makes ExxonMobil liable for closure and post-closure care of the stacks, with certain limitations relating to use of the stacks after the date of the agreement, including the limitations that remediation and demolition debris not be deposited on “stack 1” and that any naturally occurring radioactive material (“NORM”), deposited on stack 1 not be commingled with NORM deposited by ExxonMobil and be removed prior to closure of stack 1. Although ExxonMobil has expended significant funds and resources relating to the closures, we cannot assure you that ExxonMobil will remain able and willing to complete closure and post-closure care of the stacks in the future, including as a result of actions taken by Agrifos prior to the closing of the Agrifos Acquisition (such as if Agrifos deposited remediation or demolition debris on stack 1, or commingled its NORM with ExxonMobil’s NORM on stack 1). As of January 2016, ExxonMobil estimated that its total outstanding costs associated with the closures and long-term maintenance, monitoring and care of the stacks would be $51.2 million over the next 50 years. However, the actual amount of such costs could be in excess of this amount.

In addition, the soil and groundwater at the Pasadena Facility was pervasively contaminated. The facility had produced fertilizer since as early as the 1940s, and a large number of spills and releases had occurred at the facility, many of which involved hazardous substances. Furthermore, naturally occurring and other radioactive contaminants had been discovered at the facility in the past, and asbestos-containing materials currently exist at the facility. In the past there had been numerous instances of weather events which had resulted in flooding and releases of hazardous substances from the facility. RNP cannot assure you that past environmental investigations at the facility were complete, and there may be other contaminants at the facility that have not been detected. Contamination at the Pasadena Facility has the potential to result in toxic tort, property damage, personal injury and natural resources damages claims or other lawsuits. Further, regulators may require investigation and remediation at the facility in the future at significant expense.

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

In the past, governmental authorities have alleged or determined that the Pasadena Facility had been in substantial noncompliance with environmental laws and the Pasadena Facility had been the subject of numerous regulatory enforcement actions. The facility had also been subject to a number of past or current governmental enforcement actions, consent agreements, orders, and lawsuits, including, as examples, actions concerning the closure of the phosphogypsum stacks at the facility, the release of process water and wastewater, emissions of oxides of sulfuric acid mist, releases of ammonia and other hazardous substances, various alleged Clean Water Act and Resource Conservation and Recovery Act violations, the potential for off-site contamination, and other matters. In the future, Pasadena Holdings may be required to expend significant funds to attain or maintain compliance with environmental laws. Regulatory findings of noncompliance could trigger sanctions, including monetary penalties, require installation of control or other equipment or other modifications, adverse permit modifications, the forced curtailment or termination of operations or other adverse impacts.

The costs Pasadena Holdings may incur in connection with the matters described above are not reasonably estimable and could be material. Subject to the terms and conditions of the 1998 APA, Pasadena Holdings (through its wholly owned subsidiary) is entitled to indemnification from ExxonMobil for certain losses relating to environmental matters relating to the facility and arising out of conditions present prior to our acquisition of the facility, however, its right to indemnification under the 1998 APA is subject to important limitations. Depending on those limits, the amount of the costs Pasadena Holdings may incur for such matters in a given period could have a material adverse effect on the results of its business and cash flow.

RNP believed it was remote that ExxonMobil would not be able to meet its obligations under the 1998 APA and, therefore, it had not recorded any liabilities associated with these environmental issues. We believe any liabilities that ExxonMobil does not satisfy could be subject to indemnification by Pasadena Holdings which is now owned by IOC as a result of the Pasadena Sale described above.

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

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2016 and 2015.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration - 2016	$—	$—	$234
Earn-out consideration - 2015	—	—	871

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2016.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$38,424	$—	$37,473
NEWP debt	—	14,042	—	13,973
GSO Credit Agreement	—	52,250	—	50,024

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2015.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$46,840	$—	$48,150
NEWP debt	—	15,964	—	16,203
GSO Credit Agreement	—	95,000	—	91,733

Earn-out Consideration

At December 31, 2016, the earn-out consideration was $0.2 million relating to the Atikokan Facility, as defined in “Note 11 — Property, Plant and Equipment”. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Facility, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers in the Atikokan Facility of $0.9 million, which will be repayable from any earn-out consideration. The collectability of the loan is tied to the amount of earn-out consideration the sellers receive from the Company.

A reconciliation of the change in the carrying value of the earn-out consideration is as follows:

	Atikokan	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$1,295	$5,000	$6,295
Less: Unrealized gain	(230)	—	(230)
Less: Unrealized gain on foreign currency translation	(194)	—	(194)
Less: Earn-out consideration payment	—	(5,000)	(5,000)
Balance at December 31, 2015	$871	$—	$871
Less: Unrealized gain	(676)	—	(676)
Less: Unrealized loss on foreign currency translation	39	—	39
Balance at December 31, 2016	$234	$—	$234

Debt Valuation

The Fulghum debt and NEWP debt, as defined in “Note 13 — Debt”, are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

The GSO Credit Agreement is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. The Company concluded that the carrying value, before the discount, of the GSO Credit Agreement approximated the fair value of such loans as of December 31, 2016 and 2015 based on its floating interest rate and the Company’s assessment that the fixed-rate margins are still at market.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the years ended December 31, 2016 and 2015.

Note 9 — Derivative Instruments

Interest Rate and Currency Swaps

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

The interest rate swaps are accounted for as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at December 31, 2016 and 2015 represents the unrealized loss of $0.3 million and $0.6 million, respectively. Any adjustments to the fair value of the interest rate swaps are recorded in other income (expense) on the consolidated statements of operations.

Net gain (loss) on interest rate swaps:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Realized loss	$—	$(72)	$—
Unrealized gain	227	294	172
Total net gain on interest rate swaps	$227	$222	$172

Fulghum’s subsidiary in Chile uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary liabilities (in this case, four loans) denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary liabilities are recognized into earnings in the line item other income - net in our consolidated statements of operations. In addition, Fulghum uses foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The total notional amounts of derivatives related to our foreign currency economic hedges were $11.1 million and $9.5 million as of December 31, 2016 and December 31, 2015, respectively.

The currency swaps are accounted for as derivatives for accounting purposes. The currency swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The fair value of the currency derivatives is the difference between the contract values and the exchange rates at the end of the period. The fair value of the currency swaps at December 31, 2016 and 2015 represents the unrealized loss.

	For the Years Ended December 31, 2015
	2016	2015
	(in thousands)
Realized loss	$—	$—
Unrealized gain (loss)	671	(1,254)
Total net gain (loss) on currency swaps	$671	$(1,254)

The currency swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
Currency swaps recorded in current liabilities:
Gross amounts recognized	$(865)	$(1,536)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(865)	$(1,536)

The interest rate swaps are recorded in current liabilities on the consolidated balance sheets.

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$(328)	$(555)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(328)	$(555)

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2016:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	$—	$328	$—
Currency swaps	—	865	—

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2015:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	555	—
Currency swaps	—	1,536	—

Note 10 — Inventories

Inventories consisted of the following:

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
Finished goods	$22,047	$12,970
Raw materials	6,084	10,801
Total inventory	$28,131	$23,771

During the year ended December 31, 2016, the Company wrote down the value of its wood pellet inventory by $24.8 million to estimated net realizable value within its Wood Pellets: Industrial segment. During the year ended December 31, 2015, the Company wrote down the value of its wood pellet inventory by $11.3 million to estimated net realizable value within its Wood Pellets: Industrial segment. The write-downs were reflected in cost of goods sold for the applicable periods.

Note 11 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
Land and land improvements	$4,508	$6,850
Buildings and building improvements	13,059	16,078
Machinery and equipment	120,578	233,560
Furniture, fixtures and office equipment	445	1,293
Computer equipment and computer software	3,105	5,732
Vehicles	8,529	7,120
Leasehold improvements	2,575	2,712
	152,799	273,345
Less: Accumulated depreciation	(35,234)	(32,645)
Total property, plant and equipment, net	$117,565	$240,700

Construction in progress consisted of the following:

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
Fulghum Fibres	$746	$607
Atikokan Facility	—	215
Wawa Facility	—	2,170
Other	159	1,248
Total construction in progress	$905	$4,240

Fulghum Fibres

During the year ended December 31, 2015, Fulghum recorded impairments totaling $11.3 million, approximately 6.0% of total assets at December 31, 2015.

One of Fulghum’s customers was undergoing a conversion at its facility that would result in lower wood fibre consumption than expected. As a result, the Company performed an impairment test. Based on the results of the impairment test, management concluded the mill’s carrying value was no longer recoverable and wrote the associated assets down by $6.9 million to their estimated fair values in 2015.

During 2015, customers of two of Fulghum’s mills exercised their contractual rights, under their respective processing agreements, to purchase those mills. One of the sales occurred in 2015, and the other sale was expected to occur in 2016. Fulghum will continue to operate one of the mills under a continuing operating services agreement. The customer would be taking over operations of the other mill. The purchase option price of Fulghum’s facilities was below their carrying value resulting in a write down of $4.4 million, which was recorded as of December 31, 2015. As of December 31, 2015, the Company classified the mill as property held for sale on its consolidated balance sheet. On April 8, 2016, Fulghum completed the sale of its mill, which was classified as property held for sale, and the customer took over operations of the mill. Since the carrying value was written down in 2015, an immaterial amount of loss was recognized upon the sale in 2016.

Atikokan and Wawa

 In February 2017, the Company announced that it has reduced annualized production to fulfill the delivery requirements under the OPG Contract. The Atikokan Facility will no longer ship wood pellets to the Port of Quebec to help fulfill delivery requirements under the Drax Contract. The Company will continue to explore alternatives for selling additional wood pellets that could be produced from the Atikokan Facility to increase its utilization. In addition, the Company is holding back capital expenditures budgeted for conveyance modifications at the Atikokan Facility that would enable the facility to reach full capacity. These expenditures, along with any additional investments deemed necessary to help the facility reach full capacity, will continue to be considered and evaluated for economic justification by the Company.

Given the significant reduction in production levels for the Atikokan Facility, management determined that indicators of impairment existed as of December 31, 2016 and performed a long-lived asset recoverability test. Based on the results of the impairment test, management concluded the Atikokan Facility’s carrying value was no longer recoverable and wrote down the associated assets to their estimated fair values in 2016, resulting in an impairment charge of $32.9 million. The impairments reduced property, plant and equipment by $30.1 million, construction in progress by $0.8 million and intangible assets by $1.8 million. Fair value was based on a salvage value cash flow scenario using Level 3 inputs, under the applicable accounting guidance.

The Wawa Facility experienced equipment and operating challenges subsequent to the replacement of problematic conveyors in the fourth quarter of 2016. These issues have persisted. The Board’s decision to idle the Wawa Facility was based in part on the Company’s review of the work by a third-party engineering firm to identify necessary capital improvements. While the Company believes that the issues it has been experiencing at the facility can be resolved with additional capital investments, it has concluded that it is not economical to pursue those investments or to continue to operate the facility at this time.

As a result of this decision, the Wawa Facility operations team completed a safe and orderly idling of the facility. While the facility is idled, a small workforce will remain in place to maintain the facility so that it can resume operations with minimal cost if there is interest from a third party to invest in or purchase the facility. The remainder of the workforce has been placed on a temporary layoff while options for the facility are explored.

Given the significant cost overruns and our idling of the Wawa Facility, management determined that indicators of impairment existed as of December 31, 2016 and performed a long-lived asset recoverability test. Based on the results of the impairment test, management concluded the Wawa Facility’s carrying value was no longer recoverable and wrote down the associated assets to their estimated fair values in 2016, resulting in an impairment charge of $83.3 million. The impairments reduced property, plant and equipment by $88.7 million and construction in progress by $0.6 million. Fair value was based on a salvage value cash flow scenario using Level 3 inputs, under the applicable accounting guidance.

Port of Quebec

Pursuant to the Port Agreement, as defined in “Note 13 — Debt”, Quebec Stevedoring Company Limited (“Quebec Stevedoring”) built handling equipment and 75,000 metric tons of wood pellet storage exclusively for the Company’s use at the Port of Quebec, with the same amount becoming a financing obligation for the Company.

Corporate

During the year ended December 31, 2016, the Company wrote off computer software of $1.6 million and leasehold improvements, furniture and office equipment totaling $0.4 million.

Construction in Progress

The construction in progress balance includes no capitalized interest costs at December 31, 2016. The construction in progress balance at December 31, 2015 includes $0.7 million of capitalized interest cost.

Note 12 — Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	Fulghum	NEWP	Total
	(in thousands)
Balance at December 31, 2014	$29,932	$8,461	$38,393
Add: Allegheny Acquisition	—	1,862	1,862
Balance at December 31, 2015	$29,932	$10,323	$40,255
Impairment	(11,679)	—	(11,679)
Balance at December 31, 2016	$18,253	$10,323	$28,576

The goodwill resulting from the NEWP Acquisition and the Allegheny Acquisition is amortizable for tax purposes, while the goodwill from the Fulghum acquisition is not amortizable for tax purposes.

The Company completed its annual goodwill impairment test as of July 1 and determined that no adjustment to goodwill was necessary. Fair values of both reporting units exceeded their respective carrying values.

In February 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Fulghum expects the loss of these mills to negatively impact operating income and cash flow in the second half of 2017 and going forward. While this was a subsequent event, the delays and extended negotiations during the three months ended December 31, 2016 and leading up to the customer’s final decision were considered a triggering event to perform a two-step goodwill impairment test for Fulghum U.S. as of December 31, 2016. The analysis of goodwill indicated an impairment to goodwill of $11.7 million, which was recorded for the year ended December 31, 2016.

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

Note 13 — Debt

The Company’s borrowings at December 31, 2016 and 2015 are summarized below. Debt premium, discount and issuance expenses incurred in connection with financing are deferred and amortized on a straight-line basis.

QS Construction Facility

In connection with the development of its Wawa Facility and execution of the Drax Contract (as defined in Note 14 — Commitments and Contingencies), in April 2013, the Company’s subsidiary that owns the Wawa Facility (the “Wawa Company”) and Quebec Stevedoring entered into a Master Services Agreement (the “Port Agreement”) pursuant to which Quebec Stevedoring is required to provide stevedoring, terminalling and warehousing services to the Company at the Port of Quebec. Pursuant to the Port Agreement, Quebec Stevedoring built handling equipment and 75,000 metric tons of wood pellet storage exclusively for the Wawa Company’s use at the port, a portion of the cost of which became a debt obligation for the Wawa Company (the “QS Construction Facility”). In accordance with GAAP, the Wawa Company is considered the owner of the Quebec Port project and has accordingly recorded the total amount of the project cost in property, plant and equipment and a corresponding amount as project financing in debt. Under the Port Agreement, the Wawa Company’s original debt obligation was limited to $16.1 million, subject to approved change orders. In April 2014, Quebec Stevedoring submitted change orders to the Wawa Company for $2.3 million over the original cost for the project, which in 2015 the Wawa Company agreed to pay. Including the change orders, the Wawa Company’s current debt obligation is $13.5 million at December 31, 2016 out of the $19.9 million of debt recorded under the QS Construction Facility. The Wawa Company is not obligated to pay Quebec Stevedoring the difference of $6.4 million under the terms of the Port Agreement. The Company completely impaired the Quebec Port project as part of the Wawa Facility impairment. As a result of the impairment, the Company’s financial statements were adjusted to only reflect the amount of obligation that it actually owes, which is $13.5 million. Under the contract, Rentech, Inc. has provided a parent guarantee for the capital lease portion of the agreement.

Fulghum Debt

As of December 31, 2016, Fulghum’s outstanding debt consists primarily of term loans with various financial institutions with each term loan collateralized by specific property and equipment. The term loans have maturity dates ranging from 2017 through 2028. Amount of debt outstanding with financial institutions located in the United States was $24.3 million and $13.2 million with financial institutions located in South America. The weighted average interest rate on the debt was 6.2%. Cash can be distributed to Rentech from Fulghum to the extent that such distributions are permitted in Fulghum’s debt agreements as described in greater detail below.

BMO Credit Agreement

On November 25, 2013, the Company entered into a credit agreement with Bank of Montreal (the “BMO Credit Agreement”). The BMO Credit Agreement originally consisted of a $3.0 million revolving credit facility, which could only be utilized as letters of credit.

On April 8, 2014, the BMO Credit Agreement was amended to increase the amount available under the revolving credit facility from $3.0 million to $10.0 million. In 2015 the BMO Credit Agreement was further amended to secure the facility with collateral similar to what was granted to GSO Capital (as described below).

Borrowings bear a letter of credit fee of 3.75% per annum on the daily average face amount of the letters of credits outstanding during the preceding calendar quarter. The Company also is required to pay a commitment fee on the average daily undrawn portion of the credit facility at a rate equal to 0.75% per annum. This commitment fee is payable quarterly in arrears on the last day of each calendar quarter and on the termination date. The BMO Credit Agreement will terminate on November 25, 2017. At December 31, 2016, letters of credit had been issued, but not drawn upon, totaling $2.4 million, and $4.1 million had been issued, but not drawn upon, at December 31, 2015.

GSO Credit Agreement

On April 9, 2014, Rentech Nitrogen Holdings, Inc. (“RNHI”), an indirect wholly-owned subsidiary of the Company, (the “Borrower”) entered into the GSO Credit Agreement among the Borrower, certain funds managed by or affiliated with GSO Capital Partners LP (“GSO Capital”, a related party), as lenders, Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent (the “Agent”) and each lender from time to time party thereto. The Company used the borrowings from the facility to fund the acquisition and development of its wood fibre business, which consists of its wood chipping and wood pellet businesses, and for general corporate purposes.

The facility originally consisted of a $50.0 million term loan, with a five-year maturity. The obligations of the Borrower under the facility are unconditionally guaranteed by the Company and were secured by common units of RNP owned by the Borrower. The term loan facility was subject to a 2.00% original issue discount.

On February 12, 2015, the Company entered into the Amended and Restated Term Loan Credit Agreement among RNHI, GSO Capital, and Credit Suisse, as administrative agent (the “A&R GSO Credit Agreement”). The A&R GSO Credit Agreement consisted of three tranches of term loans, all of which were to mature on April 9, 2019: (i) a $50 million term loan originally drawn on April 16, 2014 (“Tranche A Loans”), (ii) a $45 million term loan facility originally drawn in 2015 (“Tranche B Loans”) and (iii) an up to $18 million delayed draw term loan facility, which expired (“Tranche C Loans,” and together with the Tranche A Loans and the Tranche B Loans, the “Loans” ).

Tranche A Loans under the A&R GSO Credit Agreement bore interest at a rate equal to the greater of (i) LIBOR plus 7.00% and (ii) 8.00% per annum. Tranche B Loans under the A&R GSO Credit Agreement bore interest at a rate equal to the greater of (i) LIBOR plus 9.00% and (ii) 10.00% per annum.

The Borrower’s obligations under the A&R GSO Credit Agreement were guaranteed by the Company and the Company’s direct and indirect subsidiaries other than RNP, the subsidiaries of RNP and certain other excluded subsidiaries (such subsidiaries guaranteeing obligations under the A&R GSO Credit Agreement, the “Subsidiary Guarantors,” and together with the Company and the Borrower, the “Loan Parties”). The obligations under the A&R GSO Credit Agreement and the guarantees were secured by a lien on substantially all of the Loan Parties’ tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests owned by the Loan Parties, including 10,682,246 common units of RNP owned by the Borrower. The Loans were subject to a 2.00% original issue discount at the time of a draw.

On March 11, 2016, the Company and RNHI, entered into a First Amendment to Loan Documents (the “First Amendment”), among RNHI, as borrower, the Company, as parent guarantor, the GSO Funds managed by or affiliated with GSO Capital, as lenders

(the “Lenders”) and Credit Suisse, as the Agent. The First Amendment, among other items, terminated the commitment of the Lenders to the Tranche C Loans. The other items did not take affect due to the Merger.

In connection with the consummation of the Merger, on April 1, 2016, the parties amended the A&R GSO Credit Agreement and RNHI entered into the Second Amended and Restated Term Loan Credit Agreement (the “Second A&R GSO Credit Agreement”) among RNHI, certain funds managed by or affiliated with GSO Capital Partners LP, as lenders, and Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Agent”). Under the terms of the Second A&R GSO Credit Agreement, RNHI and the Company repaid approximately $41.7 million of term debt under the A&R GSO Credit Agreement in exchange for approximately 5.4 million CVR Common Units received from the Merger valued at $45.0 million, based on the closing price of the CVR Common Units of $8.36 as of March 31, 2016. The difference between the fair value of the consideration transferred of $45.0 million and the repayment of principal of $41.7 million resulted in a loss on debt repayment of $3.3 million. Further, in connection with a waiver to the Second A&R GSO Credit Agreement, in May 2016, the Company made a $1.0 million principal prepayment to the lenders under the Second A&R GSO Credit Agreement, which permitted NEWP, a loan party, to increase the capacity of its revolving credit facility (as described below). The Second A&R GSO Credit Agreement currently consists of a $52,250,000 term loan facility, which matures on April 9, 2019 and bears interest at a rate equal to the greater of (i) LIBOR plus 7.00% and (ii) 8.00% per annum.

RNHI’s obligations under the Second A&R GSO Credit Agreement are guaranteed by the Company and the Company’s direct and indirect subsidiaries other than certain excluded subsidiaries (such subsidiaries guaranteeing obligations under the Second A&R GSO Credit Agreement, the “Subsidiary Guarantors,” and together with the Company and RNHI, the “Loan Parties”). On April 1, 2016, the Company and the Subsidiary Guarantors entered into a Second Amended and Restated Guaranty Agreement (the “Guaranty Agreement”) in favor of the Agent. The Guaranty Agreement contains customary affirmative and negative covenants for the Company, the Subsidiary Guarantors and their respective subsidiaries, including, among others, certain reporting requirements to the Agent, payment of material obligations, compliance with laws, use of proceeds and limitations on the incurrence of indebtedness and liens, the sale of assets and the making of restricted payments by the Company and the Subsidiary Guarantors. Furthermore, the obligations under the Second A&R GSO Credit Agreement and the guarantees are secured by a lien on substantially all of the Loan Parties’ tangible and intangible property, and by a pledge of all of the shares of stock and limited liability company interests owned by the Loan Parties, of which the Loan Parties now own or later acquire more than a 50% interest, subject to certain exceptions.

The Second A&R GSO Credit Agreement contains customary affirmative and negative covenants and events of default relating to the Loan Parties. The covenants and events of default include, among other things, a provision with respect to a change of control and limitations on the incurrence of indebtedness and liens, the sale of assets, and the making of restricted payments by the Loan Parties. In addition, upon the occurrence of an initial public offering of the wood pellets or wood fibre operations of the Company, the Company must make an offer to prepay the entire outstanding principal amount of the facility.

The obligations of RNHI under the Second A&R GSO Credit Agreement are also secured by 7,179,996 CVR Common Units owned by RNHI.

NEWP Debt

As of December 31, 2016, NEWP’s outstanding debt of $14.1 million had a weighted average interest rate of 4.2%, including the Allegheny debt described below. The debt consists primarily of the Allegheny debt, term loans, bonds and a revolving credit facility with various financial institutions, and such debt is collateralized by the assets of NEWP. The debt has maturity dates ranging from 2017 through 2021.

On January 23, 2015, and in conjunction with the Allegheny Acquisition, NEWP entered into a five-year, $8.0 million term loan, which amortizes as if it had a seven-year maturity, with the unamortized balance due at maturity. The term loan has an interest rate of LIBOR plus 2.25%.

In May 2016, NEWP amended its revolving credit facility to increase available borrowings from $2.5 million to $6.0 million. In connection with the amendment to the NEWP credit facility, NEWP now must receive the lender’s prior approval before making any cash distributions to Rentech. NEWP is also required to comply with financial performance covenants in its debt agreements. These covenants include maintaining: (i) a minimum debt service coverage ratio of at least 1.4 to 1.0 on a trailing four quarter basis, (ii) a senior debt coverage ratio of less than 3.0 to 1.0 on a trailing four quarter basis and (iii) a fixed charge coverage ratio of at least 1.2 to 1.0 calculated at the end of each calendar year. As of December 31, 2016, NEWP was in compliance with its financial covenants.

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

Total Debt

As of December 31, 2016, the Company was in compliance with its debt covenants. Total debt, excluding discontinued operations, consisted of the following:

	As of December 31,
	2016	2015
	(in thousands)
QS Construction Facility	$13,500	$19,926
Fulghum debt	36,756	47,049
GSO Credit Agreement	52,250	95,000
NEWP debt	13,944	16,107
Total debt	116,450	178,082
Less: Debt issuance costs	(1,357)	(2,002)
Less: Unamortized net discount	(123)	(68)
Less: Current portion	(11,082)	(18,307)
Less: Current portion unamortized net premium	(186)	(468)
Plus: Current portion debt issuance costs	31	31
Long-term debt	$103,733	$157,268

Future maturities of total debt are as follows (in thousands):

For the Years Ending December 31,
2017	$11,082
2018	7,371
2019	59,152
2020	7,512
2021	4,350
Thereafter	26,983
$116,450

Under the Second A&R GSO Credit Agreement we are required to maintain at least $5 million of cash on hand, including cash available for distribution from our subsidiaries. Our subsidiaries can distribute cash to us, although restrictions in our debt agreements may restrict such distributions. Under the NEWP credit facility, NEWP must receive the lender’s prior approval before making any cash distributions to Rentech, and the lender may not provide such approval. Cash can be distributed to Rentech from Fulghum, provided that Fulghum is in compliance with its financial performance covenants under its debt agreements. These restrictions would limit Rentech’s ability to access and use cash from its operating subsidiaries to fund its corporate activities and operations. These covenants include maintaining (i) a minimum cash flow coverage ratio of at least 1.1 to 1.0, measured on a consolidated basis for Fulghum and its domestic subsidiaries and collectively for selected projects and (ii) a minimum tangible net worth of no less than $11.28 million plus 50% of the net income of Fulghum from and after December 31, 2010. As of December 31, 2016, Fulghum was in compliance with its financial covenants. In the event that Fulghum does not comply with these covenants, the debt agreements do not permit it to make cash distributions to Rentech. Such a failure to comply would also constitute an event of default under the Fulghum debt agreements. In the event that NEWP or Fulghum is not permitted to make cash distributions to Rentech, these restrictions would limit Rentech’s ability to access and use cash from its operating subsidiaries to fund its corporate activities and operations.

Note 14 — Commitments and Contingencies

Operating Leases

The Company has various operating leases of real and personal property which expire through September 2029. Total lease expense, including month-to-month rent, common area maintenance charges and other rent related fees, for the year ended December 31, 2016 was $3.5 million, and $2.9 million for each of the years ended December 31, 2015 and 2014.

Future minimum lease payments as of December 31, 2016 are as follows (in thousands):

For the Years Ending December 31,(1)
2017	$3,385
2018	3,177
2019	3,071
2020	2,513
2021 and thereafter	7,977
$20,123

(1)	Minimum payments have not been reduced by minimum sublease rentals of $2.6 million due in the future under a non-cancelable sublease.

Contractual Obligations

Wood Pellets

On May 1, 2013, the Wawa Company entered into the Drax Contract with Drax. Under the Drax Contract, the Wawa Company is required to sell to Drax the first 400,000 metric tons of wood pellets per year produced from the Wawa Facility. In the event that it does not deliver wood pellets as required under the Drax Contract, the Wawa Company is required to pay Drax an amount equal to the positive difference, if any, between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech, Inc. has guaranteed the Wawa Company’s obligation in an amount not to exceed CAD$20 million until May 1, 2018, and thereafter through the term of the Drax Contract for an amount not to exceed CAD$11 million.

The Drax Contract has been amended in order to adjust required delivery schedules and annual delivery amounts to reflect expected delays in production at the Wawa Facility. The amendments resulted in certain contract adjustments, including cash payments to Drax, credits on deliveries in early 2016, and adding 36,000 metric tons of contracted deliveries in each of 2018 and 2019 at pricing levels contracted for 2015, which would be lower than the pricing levels for 2018-19 in the original contract. In particular, in August 2015, the Company entered into an amendment to the Drax Contract pursuant to which the Wawa Company canceled all 2015 wood pellet deliveries and agreed to a total penalty, which encompassed all amendments relating to 2015 shipments to date, of $2.6 million associated with costs for Drax to purchase replacement pellets and to cancel shipping commitments. In 2015, the Company accrued the $2.6 million penalty in operating expenses. The penalty was paid in the form of credits on the first several expected deliveries to Drax in early 2016.

The Wawa Company delivered approximately 134,000 metric tons to Drax in 2016.   The Wawa Facility did not incur penalties in 2016 for the shortfall in delivered pellets from originally contracted volumes because the spot market prices for wood pellets were less than the contracted price with Drax.

Prior to our decision to idle the facility, the Wawa Company agreed to deliver approximately 336,000 metric tons to Drax in 2017.  In January 2017 we shipped 48,000 metric tons of pellets to Drax and in March 2017, Drax and the Wawa Company agreed to cancel the next two shipments of 2017 without any penalties, leaving the Wawa Company with an obligation to deliver approximately 193,000 metric tons to Drax later in the year. Further amendments to the delivery schedule under the Drax Contract may occur based on the Wawa Company’s determination to idle the facility. At this time we cannot make a determination if any penalties will be associated with future changes to the contract. Rentech, Inc. has guaranteed the payment obligations of the Wawa Company under the terms of the Drax Contract up to a maximum amount of CAD$20 million, including potential penalty payments.

Rentech’s subsidiary that owns the Atikokan Facility entered into the OPG Contract with OPG under which such subsidiary is required to deliver 45,000 metric tons of wood pellets annually through December 31, 2023. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility to up to 90,000 metric tons annually. The Company has included wood pellets produced at the Atikokan Facility in excess of OPG’s requirements in deliveries to Drax.

A Rentech subsidiary has contracted with Canadian National Railway Company (the “Canadian National Contract”) through December 31, 2023 for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec. Under the Canadian National Contract, such subsidiary has committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls would result in a penalty of CAD$1,000 per rail car. Due to issues discovered at the Wawa Facility, the Company did not fully meet its 2015 commitment under the Canadian National Contract. In addition, the Company incurred additional carload shortfall penalties for 2016 under the Canadian National Contract as a result of the continued delays in ramping up the Wawa Facility and the revised 2016 delivery scheduled to Drax. During 2015 and 2016, the Company incurred and either paid or accrued for penalties of $3.3 million and $1.0 million, respectively.

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

In late August of 2016, EAD Engineering filed crossclaims against the RTK Parties, within Agrirecycle’s lien actions for amounts allegedly owing by the RTK Parties to EAD Engineering. Specifically, EAD Engineering alleges that it is owed unpaid contract amounts and amounts for extra work completed at both pellet facilities for the RTK Parties. EAD Engineering did not register any liens against the facilities for the amounts it now claims are allegedly owing.

The amounts claimed by RDR, EAD Controls, EAD Engineering and Agrirecycle in the separate causes of action in Ontario Superior Court naming the RTK Parties and the Company as defendants is approximately $6.5 million. This includes claims for amounts allegedly due under contracts with the RTK Parties and claims by subcontractors against our direct contractors.

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

On February 20, 2017 Canadian National Railway Company (“CN”) filed claims against Rentech, Inc. and RTK WP in Superior Court in the Province of Quebec, District of Montreal for CAD$2,391,858 plus costs relating to penalties for volume shortfalls under the Canadian National Contract, freight services and demurrage charges in calendar year 2016. Further, CN has requested that for CAD$1,500,000 of the aforementioned amount, Rentech, Inc. be ordered to compensate CN pursuant to the terms of the Rentech, Inc. parent company guaranty. Both the Company and RTK WP are reviewing these claims.

On February 22, 2017, Juan Las Heras, a purported shareholder of the Company, filed a federal securities class action complaint on behalf of other shareholders of Rentech similarly situated to Mr. Heras, against Rentech, Inc., Jeffrey R. Spain, and Keith Forman in the U.S. District Court for the Eastern District of New York (the “Heras Lawsuit”). On February 23, 2017, Cheng Jiangchen , a purported shareholder of the Company, filed a federal securities class action complaint on behalf of other shareholders of Rentech, Inc. similarly situated to Mr. Jiangchen, against Rentech, Inc. and Keith Forman in the U.S. District Court for the Central District of California (the “Jiangchen Lawsuit”). On March 7, 2017, Carlos Raul Cuadra, a purported shareholder of Rentech, filed a federal securities class action complaint on behalf of other shareholders of Rentech similarly situated to Mr. Cuadra, against Rentech, Inc., Jeffrey R. Spain, and Keith Forman in the U.S. District Court for the Eastern District of New York (the “Cuadra Lawsuit”, and together with the Heras Lawsuit and the Jiangchen Lawsuit, the “Lawsuits”).

The Lawsuits allege, among other things, that in the Company’s disclosure related to third quarter earnings and financial results in November 2016, the Company made false and misleading statements because they failed to disclose certain material facts regarding Canadian operations which facts were later disclosed in a press release issued by Rentech on February 21, 2017 (the “Press Release”). The Lawsuits also allege that Company officers named in the respective Lawsuits knowingly and substantially participated or acquiesced in the issuance or dissemination of materially false and misleading statements. The Lawsuits seek compensation for losses resulting from fluctuations in stock price of the Company in the period from November 2016 through February 2017, as well as attorney fees, expert fees and costs. The Lawsuits are each at a preliminary stage. The Company believes the Lawsuits are without merit and intends to defend against these claims vigorously.

On March 24, 2017, Jingwen Fu, derivatively on behalf of Rentech, Inc., filed a shareholder derivative complaint against Keith Forman, Jeffrey R. Spain, Paul Summers and the members of the Rentech, Inc. board of directors (the “Fu Defendants”) in the Superior Court of the District of Columbia (the “Fu Lawsuit”). The Fu Lawsuit alleges, among other things, that the Fu Defendants breached their fiduciary duties by failing to maintain proper disclosure controls and making false and/or misleading statements and/or omissions concerning the Company’s business in the period from November 9, 2016 through the present. The Fu Lawsuit also alleges unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets by the Fu Defendants. The Fu Lawsuit seeks to change certain corporate governance policies of the Company, to nominate at least four members for election to the Company Board of Directors and restitution from each the Fu Defendants, as well as attorney fees, expert fees and costs. The Fu Lawsuit is at a preliminary stage. The Company believes the Fu Lawsuit is without merit and intends to defend against it vigorously.

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

Note 15 — Reverse Stock Split

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

Note 16 — Preferred Stock

In 2014, the Company entered into the Subscription Agreement (the “Subscription Agreement”) with funds managed by or affiliated with GSO Capital (the “Series E Purchasers”), pursuant to which the Company sold 100,000 shares of its Series E Convertible Preferred Stock (the “2014 Preferred Stock” or “Series E Convertible Preferred Stock”) to the Series E Purchasers. The shares had an aggregate original issue price of $100.0 million and were purchased for an aggregate purchase price of $98.0 million (reflecting an issuance discount of 2%). Dividends on the 2014 Preferred Stock accrued and were cumulative, whether or not declared by the Board of Directors of the Company (the “Board”), at the rate of 4.5% per annum on the sum of the original issue price plus all unpaid accrued and accumulated dividends thereon. The 2014 Preferred Stock was convertible into up to 4,504,505 shares of Rentech’s common stock (“Common Stock”) at a conversion price of $22.20 per share, subject to adjustment. In certain circumstances, the 2014 Preferred Stock was redeemable by the Series E Purchasers for a price equal to the original issue price plus all accrued and unpaid dividends (including dividends accruing from the last dividend payment date).

In 2014, a newly formed wholly owned subsidiary of the Company, DSHC, LLC (“DSHC”), and each of the Series E Purchasers entered into a Put Option Agreement (the “Put Option Agreements”). Under the Put Option Agreements, each Series E Purchaser had the right to cause DSHC to purchase any of the 2014 Preferred Stock for the original issue price plus all accrued and unpaid dividends (including dividends accruing from the last dividend payment date) upon certain put trigger events, including the failure of the Company to redeem the 2014 Preferred Stock when required. All obligations of DSHC under the Put Option Agreements were secured by 5,524,862 common units of RNP owned by DSHC. DSHC is a special purpose entity referred to as a bankruptcy-remote entity whose operations are limited. DSHC is a separate and distinct legal entity from Rentech and its assets are not available to Rentech’s creditors.

The 2014 Preferred Stock was accounted for as mezzanine equity in the consolidated balance sheets. However, dividends were recorded in the consolidated statements of stockholders’ equity and consisted of the 4.5% dividend plus the amortization of issuance costs and accretion of discount. Dividends were paid on the first business day of June and December of each year.

Mezzanine equity consisted of the following:

As of December 31, 2015
(in thousands)
Original issue price of 2014 Preferred Stock	$100,000
Less: Issuance costs	(2,648)
Less: Unamortized discount	(1,512)
Total mezzanine equity	$95,840

In connection with the consummation of the Merger, on April 1, 2016, the Company and DSHC entered into the Preferred Equity Exchange and Discharge Agreement (the “Exchange Agreement”) with the GSO Funds and GSO Capital Partners LP, as the Holders’ Representative under the Exchange Agreement, pursuant to which the Company acquired and cancelled all 100,000 shares of the 2014 Preferred Stock, from the GSO Funds in exchange for approximately 11.6 million CVR Common Units valued at $97.1 million, based on the closing price of the CVR Common Units of $8.36 as of March 31, 2016, $10.0 million in cash and the payment of all unpaid accrued and accumulated dividends of $1.5 million on the 2014 Preferred Stock through April 1, 2016. The difference between the fair value of the consideration transferred of $107.1 million and the carrying value of the 2014 Preferred Stock redeemed of $96.0 million resulted in a reduction to additional paid-in capital of $11.1 million, which is reflected in loss on redemption of preferred stock on the consolidated statement of operations.

Note 17 — Stockholders’ Equity

Preferred Stock / Tax Benefit Preservation Plan

On August 5, 2011, the Board approved a Tax Benefit Preservation Plan between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), as amended by the Amendment to the Tax Benefit Preservation Plan, dated as of August 1, 2014, by and between the Company and the Rights Agent (the “Amendment” and together with the Original Plan, the “Plan”).

On January 4, 2017, the Board determined that the Company’s net operating loss carryforwards have been fully utilized or are no longer available under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of such determination, the Plan expired in accordance with its terms, effective on such date.

Long-Term Incentive Equity Awards

2014 Performance Awards

The performance awards granted by the Company during the year ended December 31, 2014 vest over a four year period based on the Company’s level of total shareholder return over such period, subject to the recipient’s continued service with the Company.

Time Vested Awards 2014 – 2016

All of the time-based awards, which were issued during the years ended December 31, 2016, 2015 and 2014, vest over a three year period subject to the recipient’s continued service with the Company, except for grants to directors that vest over one year (subject to continued services with the Company).

During the years ended December 31, 2016, 2015 and 2014, the Company issued the following performance-based RSUs, or PSUs, and time-based restricted stock units, or RSUs:

	Number of Awards
	For the Years Ended December 31,
Type of Award	2016	2015	2014
Performance awards	—	—	556,400
Time-vested awards	419,750	47,960	52,100
Total	419,750	47,960	608,500

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

During the years ended December 31, 2016, 2015 and 2014, charges associated with all equity-based grants were recorded as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Compensation expense	$1,529	$2,736	$4,658
Board compensation expense	419	637	872
Total expense	$1,948	$3,373	$5,530
Increase to both basic and diluted loss per share from compensation expense	$0.08	$0.15	$0.24

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. The assumptions utilized to determine the fair value of options and warrants are indicated in the following table:

	For the Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.65%	1.76%	1.28% - 1.65%
Expected volatility	82.8%	55.7%	54.5% - 57.3%
Expected life (in years)	10	5.58	3.58 - 4.41
Dividend yield	0%	0%	0%
Forfeiture rate	7%	15%	0 - 22%

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

The number of shares reserved, outstanding and available for issuance are as follows:

	Shares Reserved as of December 31,	Shares Underlying Outstanding Awards as of December 31,		Shares Available for Issuance as of December 31,
	2016	2016	2015	2016	2015
	(in thousands)
Name of Plan
2006 Incentive Award Plan:
Stock options	—	6	53	—	—
2009 Incentive Award Plan:
Stock options	3,922	854	918	439	899
Restricted stock units and PSUs	—	642	444	—	—
Adjustment for Special Distribution	17	—	—	—	—
	3,939	1,502	1,415	439	899
Options not from a plan	110	110	110	—	—
Restricted stock units not from a plan	202	202	202	—	—
	4,251	1,814	1,727	439	899

Stock Options

The Company has multiple equity incentive plans under which options have been granted to employees, including officers and directors of the Company, to purchase shares of the Company at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Each of these plans allows the issuance of incentive stock options, within the meaning of the Code, and options that constitute non-statutory options. Options under the Company’s 2006 Incentive Award Plan and the 2009 Incentive Award Plan generally expire ten years from the date of grant. Options under the Company’s 2006 Incentive Award Plan and the 2009 Incentive Award Plan are generally exercisable on the grant date or a vesting schedule between one and three years from the grant date as determined by the committee of the Board that administers the plans.

During the years ended December 31, 2016, 2015 and 2014, charges associated with stock option grants were recorded as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Compensation expense	$580	$159	$39
Board compensation expense	—	—	17
Total compensation expense	580	159	56
Consulting expense	—	—	—
Total expense	$580	$159	$56

Option transactions during the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	349,000	$15.90	$2,144,448
Granted	112,200	12.50
Exercised	(39,300)	11.70
Canceled / Expired	(10,000)	8.90
Outstanding at December 31, 2014	411,900	$15.50	$784,931
Granted	788,500	3.03
Exercised	(82,900)	8.71
Canceled / Expired	(36,400)	31.98
Outstanding at December 31, 2015	1,081,100	$6.39	$386,365
Granted	72,000	2.99
Exercised	—	—
Canceled / Expired	(183,500)	14.30
Outstanding at December 31, 2016	969,600	$4.64	$—
Options exercisable at December 31, 2016	392,540	$5.70	$—
Options exercisable at December 31, 2015	209,994	$16.64
Options exercisable at December 31, 2014	301,700	$16.70
Weighted average fair value of options granted during the year ended December 31, 2016		$2.47

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on December 31, 2016 and the exercise price of the outstanding shares, multiplied by the number of shares underlying outstanding awards as of December 31, 2016. The total intrinsic values of options exercised during the years ended December 31, 2016, 2015 and 2014 were $0, $0.3 million and $0.4 million, respectively.

As of December 31, 2016, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years.

The following information summarizes stock options outstanding and exercisable at December 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.81-$3.24	783,000	9.01	3.03	260,990	$3.03
$8.90-$9.60	65,700	3.86	8.94	65,700	8.94
$12.40-$14.70	117,700	3.06	12.54	62,650	12.66
$20.70	3,200	0.30	20.70	3,200	20.70
	969,600			392,540

Warrants

During the years ended December 31, 2016, 2015 and 2014, there was no compensation expense associated with grants of warrants.

Warrant transactions during the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	125,000	$5.70
Granted	—	—
Vested	—	—
Exercised	—	—
Canceled / Expired	—	—
Outstanding at December 31, 2014	125,000	$5.70
Granted	—	—
Vested	—	—
Exercised	—	—
Canceled / Expired	—	—
Outstanding at December 31, 2015	125,000	$5.70
Granted	—	—
Vested	—	—
Exercised	—	—
Canceled / Expired	—	—
Outstanding at December 31, 2016	125,000	$5.70
Warrants exercisable at December 31, 2016, 2015 and 2014	125,000	$5.70

As of December 31, 2016, there was no unrecognized compensation cost related to share-based compensation arrangements from previously granted warrants.

The following information summarizes warrants outstanding and exercisable at December 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.70	125,000	N/A	$5.70	125,000	$5.70

Restricted Stock Units and PSUs

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. In the years ended December 31, 2016, 2015 and 2014, the Company issued time-based RSUs to certain employees and directors as long-term incentives. In the year ended December 31, 2014, the Company issued PSUs to certain employees as long-term incentives.

Most RSUs vest with the passage of time and include a three-year vesting period such that one-third will vest on each annual anniversary date of the commencement date of the agreement. PSUs agreements contain vesting provisions based on performance against certain specific goals. The vesting of all RSUs is contingent on continued service of the grantee through the vesting date except that certain RSUs are subject to partial or complete accelerated vesting under certain circumstances, including termination without cause, end of employment for good reason and/or upon a change in control (in each case as defined in the applicable award agreement). In certain agreements, if the Company fails to offer to renew an employment agreement on similar terms or if a termination occurs which would entitle the grantee to severance during the period of three months prior and two years after a change in control, the vesting of the RSUs will accelerate.

The compensation expense incurred by the Company for time-based RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to selling, general and administrative expense with a corresponding increase to additional paid-in capital. The compensation expense incurred by the Company for PSUs is based on the Monte Carlo valuation model. For the 2014 PSUs, the key assumptions used in the Monte Carlo valuation model were an expected volatility of 54.58%, a risk-free rate of interest of 1.38% and a dividend yield of 0.00%.

During the years ended December 31, 2016, 2015 and 2014, charges associated with time-based RSUs and PSU grants were recorded as follows:

	For the Years Ended December 31,
	2016	2015	2014
Compensation expense	$949	$2,578	$4,619
Board compensation expense	69	336	504
Total compensation expense	$1,018	$2,914	$5,123

RSU and PSU transactions during the year ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,133,000	$17.60	$23,793,000
Granted	608,500	18.80
Vested and Settled in Shares	(150,000)	18.70
Vested and Surrendered for Withholding Taxes Payable	(68,800)	18.20
Canceled / Expired	(502,500)	11.60
Outstanding at December 31, 2014	1,020,200	$12.80	$12,845,706
Granted	47,960	10.48
Vested and Settled in Shares	(54,506)	21.96
Vested and Surrendered for Withholding Taxes Payable	(25,871)	21.78
Canceled / Expired	(350,137)	17.39
Outstanding at December 31, 2015	637,646	$13.27	$2,244,116
Granted	419,750	1.96
Vested and Settled in Shares	(42,083)	14.74
Vested and Surrendered for Withholding Taxes Payable	(15,891)	15.46
Canceled / Expired	(163,271)	13.84
Outstanding at December 31, 2016	836,151	$7.36	$2,073,654

Of the 0.8 million time-based RSUs and PSUs outstanding at December 31, 2016, 634,000 were granted pursuant to the 2009 Incentive Award Plan and the other 202,000 were not granted pursuant to an equity incentive plan but were “inducement grants.” Of the 0.6 million time-based RSUs and PSUs outstanding at December 31, 2015, 436,000 were granted pursuant to the 2009 Incentive Award Plan and the other 202,000 were not granted pursuant to an equity incentive plan but were “inducement grants.” Of the 1,020,200 time-based RSUs and PSUs outstanding at December 31, 2014, 818,500 were granted pursuant to the 2009 Incentive Award Plan and the other 201,700 RSUs were not granted pursuant to an equity incentive plan but were instead granted as “inducement grants” outside of the equity plans in accordance with applicable stock exchange rules.

As of December 31, 2016, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted time-based RSUs and PSUs. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The grant date fair value of time-based RSUs and PSUs that vested during the year ended December 31, 2016, 2015 and 2014 was $0.9 million, $2.0 million and $4.0 million, respectively.

Stock Grants

During the year ended December 31, 2016, the Company granted a total of 124,600 shares of stock to its directors, which were vested and issued on the grant date. This resulted in stock-based compensation expense of $0.4 million for the shares granted to the directors. During the year ended December 31, 2015, the Company granted a total of 25,920 shares of stock to its directors, which were vested and issued on the grant date. This resulted in stock-based compensation expense of $0.3 million for the shares granted to the directors. During the year ended December 31, 2014, the Company granted a total of 14,000 shares of stock to its directors, of which 4,000 shares vested on the grant date and were issued, and 10,000 shares were vested on the grant date but not issued as of December 31, 2014. This resulted in stock-based compensation expense of $351,000 for the shares granted to the directors.

Note 19 — Future Minimum Lease Receipts

The Company has certain wood chip processing and wood yard operations agreements, which contain embedded leases. The cost and carrying values of the properties underlying the leases at December 31, 2016 are $69.2 million and $52.2 million, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2016 (in thousands):

For the Years Ending December 31,
2017	$16,957
2018	10,276
2019	9,221
2020	6,316
2021	5,110
$47,880

Note 20 — Employee Benefit Plans

Defined Contribution Plans

The Company maintains a 401(k) plan. Most employees who are at least 18 years of age are eligible to participate in the plan on the first of the month following 60 days of employment and share in the employer matching contribution. The Company is currently matching 100% of the first 3% and 50% of the next 3% of the participant’s salary deferrals. The Company contributed $0.8 million to the plans for the year ended December 31, 2016, $1.1 million for the year ended December 31, 2015 and $0.4 million for the year ended December 31, 2014.

Severance Payments

During the year ended December 31, 2015, the Company recorded an estimate for the potential severance due to employees at its Los Angeles, California corporate office due to the Company’s expected move out of that state in 2016 and 2017. The estimate was based upon severance packages and weighted probability factors.

Note 21 — Income Taxes

Accounting guidance requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. A full valuation allowance was recorded against the deferred tax assets at December 31, 2016 and 2015 for the Company’s United States operations.

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

As of December 31, 2016, Fulghum owned 86% of the equity interests in the subsidiaries located in Chile and Uruguay. As of December 31, 2015, Fulghum owned 87% of the equity interests in the subsidiaries located in Chile and Uruguay. Fulghum’s management concluded the earnings of these foreign subsidiaries should be taxed at the full United States tax rate and are not permanently reinvested under accounting guidance. As such, the Company has provided for U.S. deferred tax liability and foreign withholdings taxes of $5.8 million on approximately $12.5 million of unremitted earnings.

The domestic and foreign components of loss from continuing operations before income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$(46,483)	$(33,389)	$(31,356)
Foreign	(144,009)	(27,223)	(9,553)
Total	$(190,492)	$(60,612)	$(40,909)

The income tax provision (benefit) for continuing operations for the years ended December 31, 2016, 2015 and 2014 was as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$(17,360)	$—	$(2,615)
State	(3,932)	538	61
Foreign	1,599	680	459
Total Current	$(19,693)	$1,218	$(2,095)
Deferred:
Federal	$(44,489)	$(337)	$(323)
State	(89)	(563)	7
Foreign	(27)	—	—
Total Deferred	$(44,605)	$(900)	$(316)
Income tax (benefit) expense from continuing operations	$(64,298)	$318	$(2,411)

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate for continuing operations is as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$(66,671)	$(20,611)	$(13,942)
Impact of foreign earnings	(480)	79	678
State income tax benefit net of federal benefit	(2,936)	(1,668)	(1,209)
Nondeductible expenses	291	135	126
Return to provision	(121)	59	91
Goodwill impairment	4,088	—	—
Minority interest, net of state tax benefit	(154)	353	504
Prior and current period Canadian net operating losses	(17,183)	—	—
Basis difference in subsidiaries	756	(692)	103
Partnership basis difference	—	55	44
Change in valuation allowance	17,766	21,927	10,557
State rate change	(1,856)	3,451	1,144
State NOL rate adjustment/other adjustment	—	(778)	—
Other items	2,202	(1,992)	(507)
Income tax (benefit) expense from continuing operations	(64,298)	318	(2,411)

For the years ended December 31, 2016, 2015 and 2014, the amount of tax expense related to discontinued operations was $71.9 million, $0.1 million and $2.8 million, respectively.

The components of the net deferred tax liability as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
	(in thousands)
Accruals for financial statement purposes not allowed for income taxes	$3,582	$5,031
Basis difference in prepaid expenses	(431)	(481)
Inventory	5,969	4,004
Unrealized gain	(86)	(114)
Net operating loss and AMT credit carryforward	39,365	75,228
R&D credit carryforward	6,191	6,191
Basis difference relating to intangibles	(8,962)	(8,626)
Basis difference in property, plant and equipment	21,767	(17,555)
Stock option exercises	1,013	4,486
Basis difference in foreign subsidiaries	(5,801)	(5,270)
Basis difference in partnership interest	(35,994)	10,361
Other items	2,241	1,569
Valuation allowance	(36,680)	(82,125)
Total deferred tax liabilities, net	$(7,826)	$(7,301)

The total gross deferred tax assets at December 31, 2016 and 2015 were $80.1 million and $106.9 million, respectively. The total gross deferred tax liabilities at December 31, 2016 and 2015 were $51.3 million and $32.1 million, respectively.

As of December 31, 2016, the Company had the following available carryforwards and tax attributes to offset future taxable income:

Description	Amount	Expiration
	(in thousands)
Net Operating Losses - Federal	$32,672	2034
Net Operating Losses - Canadian	$64,840	2031
Net Operating Losses - States (Post-Appointment and Pre-tax)
Alabama	$1,234	2017 - 2031
Arkansas	19	2021
California	2,929	2017 - 2035
Colorado	6,156	2026 - 2035
Georgia	1,370	2028 - 2036
Hawaii	6,189	2028 - 2034
Illinois	86,620	2018 - 2027
Louisiana	88	2028 - 2036
Mississippi	1,349	2020 - 2036
New York	1,427	2017
Pennsylvania	1,612	2035 - 2036
South Carolina	8	2036
Virginia	40	2036
	$109,041
R&D credit carryforward	$6,191	2027 - 2033
Alternative minimum tax credit carryforward	$5,052	No Expiration
Foreign tax credit carryforward	$399	2026

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As of December 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Unrecognized Tax Liability
Balance at beginning of year	$3,592	$3,592	$4,268
Additions based on tax positions taken during a prior period	—	—	21
Additions based on tax positions related to the current period	—	—	4.00
Reductions based on tax positions related to prior years	—	—	(701)
Settlements with taxing authorities	—	—	—
Lapse of statutes of limitations	—	—	—
Balance at end of year	$3,592	$3,592	$3,592

Of the $3.6 million of unrecognized tax benefits, $3.6 million, if recognized, would have an impact on the effective tax rate. The Company believes that there will be no material change in the unrecognized tax benefits within the next 12 months. The Company and its subsidiaries are subject to the following material taxing jurisdictions: United States federal, California, Colorado, Florida, Georgia, Illinois, Louisiana, Mississippi, New Hampshire and Texas. The tax years that remain open to examination by the United States federal jurisdiction (not including the current year) are years 2013 through 2015; the tax years that remain open to examination by the Arkansas, Florida, Georgia, Illinois, Louisiana, Maine, Massachusetts, Mississippi, New Hampshire, New York, North Carolina, South Carolina and Virginia jurisdictions are years 2013 through 2015; the tax years that remain open to examination (not including the current year) by the California, Colorado and Texas jurisdictions are years 2012 through 2015. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

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

Note 22 — Segment Information

The Company operates in three business segments, as described below. Results of the East Dubuque, Pasadena and the Energy Technologies segments are accounted for as discontinued operations for all periods presented. As of December 31, 2016, the Company’s three business segments are:

•

Fulghum Fibres — The operations of Fulghum, which provides wood yard operations services and wood fibre processing services, sells wood chips to the pulp, paper and packaging industry, and owns and manages forestland and sells bark to industrial consumers in South America.

•

Wood Pellets: Industrial — The operations of this segment include the Atikokan and Wawa Facilities, which produce, aggregate and sell wood pellets for the utility and industrial power generation market, corporate allocations, and wood pellet development activities. The wood pellet development activities represent the Company’s personnel costs for employees dedicated to the wood pellet business infrastructure and administration costs, corporate allocations, expenses associated with the Company’s joint venture with Graanul Invest AS and third party costs.

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

	For the Years Ended December 31,
	2016		2015		2014
	(in thousands)
Revenues
Fulghum Fibres	$97,376		$94,219		$94,748
Wood Pellets: Industrial	25,592		7,933		4,086
Wood Pellets: NEWP	27,776		54,305		32,114
Total revenues	$150,744		$156,457		$130,948
Gross profit (loss)
Fulghum Fibres	$14,192		$18,293		$12,444
Wood Pellets: Industrial	(25,174)		(12,388)		703
Wood Pellets: NEWP	4,489		12,086		6,050
Total gross profit (loss)	$(6,493)		$17,991		$19,197
Selling, general and administrative expenses
Fulghum Fibres	$4,677		$4,999		$6,399
Wood Pellets: Industrial	7,900		19,969		12,868
Wood Pellets: NEWP	2,176		2,693		1,581
Total segment selling, general and administrative expenses	$14,753		$27,661		$20,848
Depreciation and amortization
Fulghum Fibres	$1,405		$2,986		$2,088
Wood Pellets: Industrial	173		172		139
Wood Pellets: NEWP	1,203		1,468		81
Total segment depreciation and amortization recorded in operating expenses	2,781		4,626		2,308
Fulghum Fibres	7,690		8,680		7,374
Wood Pellets: Industrial	9,026		2,063		—
Wood Pellets: NEWP	2,044		3,049		1,886
Total depreciation and amortization recorded in cost of sales	18,760		13,792		9,260
Total segment depreciation and amortization	$21,541		$18,418		$11,568
Other operating (income) expenses
Fulghum Fibres	$11,964	(1)	$11,633	(2)	$38
Wood Pellets: Industrial	117,893	(3)	2,279		(350)
Wood Pellets: NEWP	6		—		—
Total segment other operating (income) expenses	$129,863		$13,912		$(312)
Operating income (loss)
Fulghum Fibres	$(3,853)	(1)	$(1,324)	(2)	$3,919
Wood Pellets: Industrial	(151,142)	(3)	(34,808)		(11,954)
Wood Pellets: NEWP	1,104		7,925		4,388
Total segment operating loss	$(153,891)		$(28,207)		$(3,647)
Interest expense
Fulghum Fibres	$2,257		$2,263		$2,590
Wood Pellets: Industrial	1,646		1,365		3
Wood Pellets: NEWP	610		601		304
Total segment interest expense	$4,513		$4,229		$2,897
Net income (loss)
Fulghum Fibres	$(4,386)		$(3,007)		$75
Wood Pellets: Industrial	(152,672)		(36,542)		(11,616)
Wood Pellets: NEWP	801		7,664		4,342
Total segment net loss	$(156,257)		$(31,885)		$(7,199)
Reconciliation of segment net loss to consolidated net income (loss):
Segment net loss	$(156,257)		$(31,885)		$(7,199)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(17,736)		(21,231)		(31,735)
Corporate and unallocated depreciation and amortization expense	(404)		(549)		(579)
Corporate and unallocated expenses recorded as other income (expense)	(5,250)		(730)		(1,634)
Corporate and unallocated interest expense	(6,473)		(6,517)		(380)
Corporate income tax benefit (expense)	63,528		(18)		3,029
Equity in loss of CVR(4)	(3,602)		—		—
Income (loss) from discontinued operations, net of tax(5)	299,047		(92,101)		5,994
Consolidated net income (loss)	$172,853		$(153,031)		$(32,504)

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
Total assets
Fulghum Fibres	155,646	179,327
Wood Pellets: Industrial	19,060	142,887
Wood Pellets: NEWP	61,674	62,709
Total segment assets	$236,380	$384,923
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$236,380	$384,923
Corporate and other	76,337	16,447
Discontinued operations	—	248,921
Consolidated total assets	$312,717	$650,291

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Capital expenditures
Fulghum Fibres	$6,697	$9,057	$21,683
Wood Pellets: Industrial	11,969	31,775	79,603
Wood Pellets: NEWP	417	1,557	125
Corporate and other	800	1,086	1,437
Total capital expenditures - continuing operations	$19,883	$43,475	$102,848
Discontinued operations	11,075	38,330	71,663
Total capital expenditures	$30,958	$81,805	$174,511

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$78,825	$113,404	$91,156
Canada	25,592	7,923	4,086
Other	46,327	35,130	35,706
Total revenues	$150,744	$156,457	$130,948

The following table sets forth assets by geographic area:

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
United States - Continuing Operations	$254,255	$216,472
Canada	19,060	142,866
Other	39,402	42,032
Total assets - Continuing Operations	312,717	401,370
United States - Discontinued Operations	—	248,921
Total assets	$312,717	$650,291

(1)	Includes goodwill impairment of $11.7 million for the year ended December 31, 2016.
(2)	Includes asset impairments totaling $11.3 million for the year ended December 31, 2015.
(3)	Includes net asset impairments totaling $116.2 million for the year ended December 31, 2016.
(4)

For the year ended December 31, 2016, equity in loss of investee includes $3.6 million, which includes the Company’s proportionate share of loss from its investment in CVR and amortization of the basis differences.

(5)	For the year ended December 31, 2016, income from discontinued operations, net of tax includes $358.6 million, which is the Company’s proportionate share of the book gain on sale of RNP.

Note 23 — Net Income (Loss) Per Common Share Attributable To Rentech

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands, except for per share data)
Numerator:
Loss from continuing operations	$(126,194)	$(60,930)	$(38,498)
Less: Loss on redemption of preferred stock	(11,049)	—	—
Less: Preferred stock dividends	(1,320)	(5,280)	(3,840)
Less: (Income) loss from continuing operations attributable to noncontrolling interests	(414)	(231)	67
Less: Income from continuing operations allocated to participating securities	—	—	—
Loss from continuing operations allocated to common shareholders	$(138,977)	$(66,441)	$(42,271)
Numerator:
Income (loss) from discontinued operations	$299,047	$(92,101)	$5,994
Less: (Income) loss from discontinued operations attributable to noncontrolling interests	(3,164)	38,653	427
Less: Income from discontinued operations allocated to participating securities	(7,541)	—	(236)
Income (loss) from discontinued operations allocated to common shareholders	$288,342	$(53,448)	$6,185
Numerator:
Net income (loss) attributable to Rentech common shareholders	$156,906	$(119,889)	$(35,850)
Less: Income allocated to participating securities	(3,999)	—	—
Net income (loss) allocated to common shareholders	$152,907	$(119,889)	$(35,850)
Denominator:
Weighted average common shares outstanding	23,122	22,981	22,856
Effect of dilutive securities:
Preferred stock	—	—	—
Warrants	—	—	—
Common stock options	—	—	—
Restricted stock	—	—	—
Diluted shares outstanding	23,122	22,981	22,856
Basic:
Continuing operations	$(6.01)	$(2.89)	$(1.85)
Discontinued operations	$12.47	$(2.33)	$0.27
Net income (loss) per common share	$6.61	$(5.22)	$(1.57)
Diluted:
Continuing operations	$(6.01)	$(2.89)	$(1.85)
Discontinued operations	$12.47	$(2.33)	$0.27
Net income (loss) per common share	$6.61	$(5.22)	$(1.57)

For the year ended December 31, 2016, 1.9 million of Rentech’s common stock issuable pursuant to stock options, stock warrants and restricted stock units were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

Note 24 — Selected Quarterly Financial Data (Unaudited)

Selected unaudited condensed consolidated financial information for the years ended December 31, 2016 and 2015 is presented in the tables below (in thousands, except per share data). The amounts for the second and third quarters of 2016 have been restated, as discussed below.

		Restated	Restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For 2016
Revenues	$39,937	$31,793	$38,598	$40,416
Gross profit (loss)	$131	$(1,679)	$(795)	$(4,150)
Operating loss	$(10,004)	$(11,847)	$(13,086)	$(139,055)
Loss from continuing operations	$(11,028)	$(8,941)	$(10,354)	$(95,872)
Income (loss) from discontinued operations, net of tax	$5,574	$305,100	$1,666	$(13,294)
Net income (loss)	$(5,454)	$296,159	$(8,688)	$(109,166)
Net (income) loss attributable to noncontrolling interests	$(3,406)	$(157)	$71	$(86)
Net income (loss) attributable to Rentech	$(10,180)	$284,953	$(8,617)	$(109,252)
Net income (loss) per common share allocated to Rentech:
Basic:
Continuing operations	$(0.54)	$(0.87)	$(0.45)	$(4.14)
Discontinued operations	$0.10	$12.89	$0.08	(0.57)
Net income (loss)	$(0.44)	$12.05	$(0.37)	$(4.71)
Diluted:
Continuing operations	$(0.54)	$(0.87)	$(0.45)	$(4.14)
Discontinued operations	$0.10	$12.89	$0.08	(0.57)
Net income (loss)	$(0.44)	$12.05	$(0.37)	$(4.71)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For 2015
Revenues	$36,436	$39,925	$42,829	$37,267
Gross profit	$5,526	$3,815	$5,751	$2,899
Operating loss	$(6,887)	$(11,563)	$(8,008)	$(24,269)
Loss from continuing operations	$(6,039)	$(16,578)	$(10,534)	$(27,779)
Income (loss) from discontinued operations, net of tax	$6,085	$(62,133)	$(22,302)	$(13,751)
Net income (loss)	$46	$(78,711)	$(32,836)	$(41,530)
Net (income) loss attributable to noncontrolling interests	$(3,675)	$26,617	$9,812	$5,668
Net loss attributable to Rentech	$(4,949)	$(53,414)	$(24,344)	$(37,182)
Net income (loss) per common share allocated to Rentech:
Basic:
Continuing operations	$(0.32)	$(0.78)	$(0.51)	$(1.27)
Discontinued operations	$0.10	$(1.55)	$(0.55)	$(0.34)
Net loss	$(0.22)	$(2.33)	$(1.06)	$(1.62)
Diluted:
Continuing operations	$(0.32)	$(0.78)	$(0.51)	$(1.27)
Discontinued operations	$0.10	$(1.55)	$(0.55)	$(0.34)
Net loss	$(0.22)	$(2.33)	$(1.06)	$(1.62)

During the three months ended December 31, 2016, the Company (i) recorded impairment charges for the Wawa Facility of $83.3 million and for the Atikokan Facility of $32.9 million; (ii) recorded a goodwill impairment charge of $11.7 million; (iii) wrote down the inventory at the Wawa Facility by $7.5 million and at the Atikokan Facility by $0.8 million; and (iv) recorded equity in loss of investee of $1.2 million.

The net loss during the three months ended December 31, 2015 was primarily attributable to the asset impairments of $26.3 million relating to the Pasadena Facility and $10.6 million relating to Fulghum Fibres, and the write-downs of the Pasadena Facility’s inventory of $0.6 million, the Wawa Facility’s inventory of $5.0 million and the Atikokan Facility’s inventory of $0.6 million.

Restatement

In filings that covered reporting periods for the three and six months ended June 30, 2016, and the three and nine months ended September 30, 2016, the Company incorrectly calculated its income tax provisions. The errors involved non-cash deferred taxes and the allocation of tax benefit and tax expense between continuing operations and discontinued operations.

The Company recorded adjustments to deferred tax assets and liabilities related to the Merger during the three months ended June 30, 2016. Based upon further review of the accounting for the transaction in connection with the preparation of its financial statements for the year ended December 31, 2016, the Company determined that a book and tax basis difference existed of approximately $60 million related to the investment in CVR immediately following the transaction. The Company has therefore concluded that it should have recorded a non-cash deferred tax liability, which would have resulted in approximately $21.3 million of additional income tax expense in the quarter and six months ended June 30, 2016 and approximately $19.9 million of additional income tax expense for the nine months ended September 30, 2016 (due to a reduction of approximately $1.4 million in income tax expense for the three months ended September 30, 2016).

The Company has also determined that the allocation of tax benefit and expense between continuing operations and discontinued operations for the affected periods should be amended due to the release of a valuation allowance that was improperly classified. The change in allocation of this item does not impact consolidated net income. The income tax benefit from continuing operations and income tax expense from discontinued operations should be reduced by approximately $100 million and $80 million, respectively, for the three and six months ended June 30, 2016, as well as the nine months ended September 30, 2016 due to the classification error of the valuation allowance release and need to record the deferred tax liability for the CVR units received in the Merger.

As a result, income from continuing operations was overstated, income from discontinued operations, net of tax was understated, net income was overstated, except for the three months ended September 30, 2016 when it was understated, and deferred income taxes (liabilities) was understated. The Company concluded that its consolidated financial statements for the three and six months ended June 30, 2016 and the three and nine months ended September 30, 2016 included in the Company’s Form 10-Q for the periods ended June 30, 2016 and September 30, 2016, respectively, should no longer be relied upon for the reasons described above. Therefore, it has restated its financial statements for the three and six months ended June 30, 2016, and the three and nine months ended September 30, 2016. See below for the impact of the restatement to the balance sheets, statements of operations and net income (loss) per common share attributable to Rentech.

	As of June 30, 2016			As of September 30, 2016
	As Reported	Effect of Restatement	As Restated	As Reported	Effect of Restatement	As Restated
	(in thousands)
ASSETS
Total assets	$489,503	$—	$489,503	$470,056	$—	$470,056
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Total current liabilities	$62,686	$—	$62,686	$56,047	$—	$56,047
Long-term liabilities
Debt	114,044	—	114,044	111,887	—	111,887
Earn-out consideration	933	—	933	921	—	921
Asset retirement obligation	234	—	234	240	—	240
Deferred income taxes	17,998	21,324	39,322	18,221	19,903	38,124
Other	1,666	—	1,666	1,923	—	1,923
Total long-term liabilities	134,875	21,324	156,199	133,192	19,903	153,095
Total liabilities	197,561	21,324	218,885	189,239	19,903	209,142
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—	—	—	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—	—	—	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—	—	—	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,189 and 23,191 shares issued and outstanding at June 30, 2016 and September 30, 2016, respectively	232	—	232	232	—	232
Additional paid-in capital	532,793	—	532,793	533,167	—	533,167
Accumulated deficit	(223,505)	(21,324)	(244,829)	(233,543)	(19,903)	(253,446)
Accumulated other comprehensive loss	(20,233)	—	(20,233)	(21,797)	—	(21,797)
Total Rentech stockholders' equity (deficit)	289,287	(21,324)	267,963	278,059	(19,903)	258,156
Noncontrolling interests	2,655	—	2,655	2,758	—	2,758
Total equity (deficit)	291,942	(21,324)	270,618	280,817	(19,903)	260,914
Total liabilities and stockholders' equity (deficit)	$489,503	$—	$489,503	$470,056	$—	$470,056

	For the Three Months Ended June 30, 2016
	As Reported	Effect of Restatement	As Restated
	(in thousands, except per share data)
Loss from continuing operations before income taxes and equity in loss of investee	$(17,286)	$—	$(17,286)
Income tax (benefit) expense	(109,489)	99,784	(9,705)
Income (loss) from continuing operations before equity in loss of investee	92,203	(99,784)	(7,581)
Equity in loss of investee	1,360	—	1,360
Income (loss) from continuing operations	90,843	(99,784)	(8,941)
Income from discontinued operations, net of tax	226,640	78,460	305,100
Net income (loss)	317,483	(21,324)	296,159
Net income attributable to noncontrolling interests	(157)	—	(157)
Loss on redemption of preferred stock	(11,049)	—	(11,049)
Preferred stock dividends	—	—	—
Net income (loss) attributable to Rentech common shareholders	$306,277	$(21,324)	$284,953
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$3.37	$(4.24)	$(0.87)
Discontinued operations	$9.58	$3.31	$12.89
Net income (loss)	$12.95	$(0.90)	$12.05
Diluted:
Continuing operations	$3.33	$(4.20)	$(0.87)
Discontinued operations	$9.47	$3.42	$12.89
Net income (loss)	$12.80	$(0.75)	$12.05

	For the Six Months Ended June 30, 2016
	As Reported	Effect of Restatement	As Restated
	(in thousands, except per share data)
Loss from continuing operations before income taxes and equity in loss of investee	$(30,716)	$—	$(30,716)
Income tax (benefit) expense	(111,891)	99,784	(12,107)
Income (loss) from continuing operations before equity in loss of investee	81,175	(99,784)	(18,609)
Equity in loss of investee	1,360	—	1,360
Income (loss) from continuing operations	79,815	(99,784)	(19,969)
Income from discontinued operations, net of tax	232,214	78,460	310,674
Net income (loss)	312,029	(21,324)	290,705
Net income attributable to noncontrolling interests	(3,563)	—	(3,563)
Loss on redemption of preferred stock	(11,049)	—	(11,049)
Preferred stock dividends	(1,320)	—	(1,320)
Net income (loss) attributable to Rentech common shareholders	$296,097	$(21,324)	$274,773
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$2.84	$(4.25)	$(1.41)
Discontinued operations	$9.67	$3.32	$12.99
Net income (loss)	$12.51	$(0.90)	$11.61
Diluted:
Continuing operations	$2.81	$(4.22)	$(1.41)
Discontinued operations	$9.58	$3.41	$12.99
Net income (loss)	$12.40	$(0.79)	$11.61

	For the Three Months Ended September 30, 2016
	As Reported	Effect of Restatement	As Restated
	(in thousands, except per share data)
Loss from continuing operations before income taxes and equity in loss of investee	$(15,362)	$—	$(15,362)
Income tax (benefit) expense	(6,769)	646	(6,123)
Loss from continuing operations before equity in loss of investee	(8,593)	(646)	(9,239)
Equity in loss of investee	1,115	—	1,115
Loss from continuing operations	(9,708)	(646)	(10,354)
Income (loss) from discontinued operations, net of tax	(401)	2,067	1,666
Net income (loss)	(10,109)	1,421	(8,688)
Net income attributable to noncontrolling interests	71	—	71
Loss on redemption of preferred stock	—	—	—
Preferred stock dividends	—	—	—
Net income (loss) attributable to Rentech common shareholders	$(10,038)	$1,421	$(8,617)
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(0.42)	$(0.03)	$(0.45)
Discontinued operations	$(0.01)	$0.09	$0.08
Net income (loss)	$(0.43)	$0.06	$(0.37)
Diluted:
Continuing operations	$(0.42)	$(0.03)	$(0.45)
Discontinued operations	$(0.01)	$0.09	$0.08
Net income (loss)	$(0.43)	$0.06	$(0.37)

	For the Nine Months Ended September 30, 2016
	As Reported	Effect of Restatement	As Restated
	(in thousands, except per share data)
Loss from continuing operations before income taxes and equity in loss of investee	$(46,078)	$—	$(46,078)
Income tax (benefit) expense	(118,660)	100,430	(18,230)
Income (loss) from continuing operations before equity in loss of investee	72,582	(100,430)	(27,848)
Equity in loss of investee	2,475	—	2,475
Income (loss) from continuing operations	70,107	(100,430)	(30,323)
Income from discontinued operations, net of tax	231,813	80,527	312,340
Net income (loss)	301,920	(19,903)	282,017
Net income attributable to noncontrolling interests	(3,492)	—	(3,492)
Loss on redemption of preferred stock	(11,049)	—	(11,049)
Preferred stock dividends	(1,320)	—	(1,320)
Net income (loss) attributable to Rentech common shareholders	$286,059	$(19,903)	$266,156
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$2.42	$(4.28)	$(1.86)
Discontinued operations	$9.65	$3.40	$13.05
Net income (loss)	$12.07	$(0.84)	$11.23
Diluted:
Continuing operations	$2.39	$(4.25)	$(1.86)
Discontinued operations	$9.54	$3.51	$13.05
Net income (loss)	$11.93	$(0.70)	$11.23

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except for per share data)
Numerator:
Income (loss) from continuing operations	$90,843	$(8,941)	$79,815	$(19,969)
Less: Loss on redemption of preferred stock	(11,049)	(11,049)	(11,049)	(11,049)
Less: Preferred stock dividends	—	—	(1,320)	(1,320)
Less: (Income) loss from continuing operations attributable to noncontrolling interests	(41)	(41)	(225)	(225)
Less: Income from continuing operations allocated to participating securities	(1,987)	—	(1,740)	—
Income (loss) from continuing operations allocated to common shareholders	$77,766	$(20,031)	$65,481	$(32,563)
Numerator:
Income (loss) from discontinued operations	$226,640	$305,100	$232,214	$310,674
Less: (Income) loss from discontinued operations attributable to noncontrolling interests	(116)	(116)	(3,338)	(3,338)
Less: Income from discontinued operations allocated to participating securities	(5,644)	(7,599)	(5,926)	(7,957)
Income (loss) from discontinued operations allocated to common shareholders	$220,880	$297,385	$222,950	$299,379
Numerator:
Net income (loss) attributable to Rentech common shareholders	$306,277	$284,953	$296,097	$274,773
Less: Income allocated to participating securities	(7,631)	(7,100)	(7,666)	(7,114)
Net income (loss) allocated to common shareholders	$298,646	$277,853	$288,431	$267,659
Denominator:
Weighted average common shares outstanding	23,067	23,067	23,051	23,051
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	—	—	—
Common stock options	—	—	—	—
Restricted stock	257	—	217	—
Diluted shares outstanding	23,324	23,067	23,268	23,051
Basic:
Continuing operations	$3.37	$(0.87)	$2.84	$(1.41)
Discontinued operations	$9.58	$12.89	$9.67	$12.99
Net income per common share	$12.95	$12.05	$12.51	$11.61
Diluted:
Continuing operations	$3.33	$(0.87)	$2.81	$(1.41)
Discontinued operations	$9.47	$12.89	$9.58	$12.99
Net income per common share	$12.80	$12.05	$12.40	$11.61

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except for per share data)
Numerator:
Income (loss) from continuing operations	$(9,708)	$(10,354)	$70,107	$(30,323)
Less: Loss on redemption of preferred stock	—	—	(11,049)	(11,049)
Less: Preferred stock dividends	—	—	(1,320)	(1,320)
Less: (Income) loss from continuing operations attributable to noncontrolling interests	(103)	(103)	(328)	(328)
Less: Income from continuing operations allocated to participating securities	—	—	(1,443)	—
Income (loss) from continuing operations allocated to common shareholders	$(9,811)	$(10,457)	$55,967	$(43,020)
Numerator:
Income (loss) from discontinued operations	$(401)	$1,666	$231,813	$312,340
Less: (Income) loss from discontinued operations attributable to noncontrolling interests	174	174	(3,164)	(3,164)
Less: Income from discontinued operations allocated to participating securities	—	(43)	(5,748)	(7,772)
Income (loss) from discontinued operations allocated to common shareholders	$(227)	$1,797	$222,901	$301,404
Numerator:
Net income (loss) attributable to Rentech common shareholders	$(10,038)	$(8,617)	$286,059	$266,156
Less: Income allocated to participating securities	—	—	(7,191)	(6,690)
Net income (loss) allocated to common shareholders	$(10,038)	$(8,617)	$278,868	$259,466
Denominator:
Weighted average common shares outstanding	23,189	23,189	23,098	23,098
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	—	—	—
Common stock options	—	—	—	—
Restricted stock	—	—	280	—
Diluted shares outstanding	23,189	23,189	23,378	23,098
Basic:
Continuing operations	$(0.42)	$(0.45)	$2.42	$(1.86)
Discontinued operations	$(0.01)	$0.08	$9.65	$13.05
Net income (loss) per common share	$(0.43)	$(0.37)	$12.07	$11.23
Diluted:
Continuing operations	$(0.42)	$(0.45)	$2.39	$(1.86)
Discontinued operations	$(0.01)	$0.08	$9.54	$13.05
Net income (loss) per common share	$(0.43)	$(0.37)	$11.93	$11.23

Note 25 — Subsequent Events (Unaudited)

Fulghum Fibres

In February 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. The Company expects the loss of these mills to negatively impact Fulghum’s operating income and cash flow in the second half of 2017 and going forward. If the sale of the mills is consummated, the Company expects to receive a one-time cash payment of approximately $5.5 million.

As stated in “Note 12 – Goodwill,” during the three months ended December 31, 2016, the Company tested goodwill for impairment due to other indicators, resulting in an impairment of $11.7 million. The loss of this customer was a subsequent event that was not considered in the impairment test the Company undertook during the three months ended December 31, 2016. For the three months ending March 31, 2017, the Company plans to perform step one of the impairment analysis, which the Company believes will result in the carrying value of the reporting unit exceeding the reporting unit’s fair value, which would require that a step-two analysis be performed. The amount of goodwill relating to the Fulghum U.S. operations is $13.1 million as of December 31, 2016. Therefore, the potential goodwill impairment could be up to $13.1 million, which the Company would expect to record during the three months ended March 31, 2017.

In addition, the purchase option price of the two mills is below their carrying value which would result in a potential write down of fixed assets, which the Company would expect to record during the three months ended March 31, 2017. The Company also expects a write-down of the processing agreement relating to the two mills.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

RENTECH, INC.

Condensed Balance Sheets

(Amounts in thousands, except per share data)

	As of December 31,
	2016	2015
ASSETS
Current assets
Cash	$20,280	$13,241
Accounts receivable	—	7
Prepaid expenses and other current assets	1,435	474
Other receivables, net	270	—
Total current assets	21,985	13,722
Property, plant and equipment, net	604	1,389
Construction in progress	29	1,076
Other assets
Investment in subsidiaries	291,055	23,296
Deferred income taxes	22,384	26,053
Intercompany receivables	630,223	484,232
Deposits and other assets	385	416
Total other assets	944,047	533,997
Total assets	$966,665	$550,184
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,629	$1,136
Accrued payroll and benefits	2,011	3,181
Accrued liabilities	1,112	2,307
Total current liabilities	4,752	6,624
Long-term liabilities
Intercompany payables	811,088	527,930
Other	707	210
Total long-term liabilities	811,795	528,140
Total liabilities	816,547	534,764
Commitments and contingencies
Mezzanine equity
Series E convertible preferred stock: $10 par value; 4.5% dividend rate; 100 shares authorized, 0 and 100 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	95,840
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series D junior participating preferred stock: $10 par value; 45 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,200 and 23,033 shares issued and outstanding at December 31, 2016 and 2015, respectively	232	230
Additional paid-in capital	533,575	543,724
Accumulated deficit	(362,696)	(531,971)
Accumulated other comprehensive loss	(23,533)	(27,204)
Total Rentech stockholders' equity (deficit)	147,578	(15,221)
Noncontrolling interests	2,540	(65,199)
Total equity (deficit)	150,118	(80,420)
Total liabilities and stockholders' equity (deficit)	$966,665	$550,184

RENTECH, INC.

Condensed Statements of Operations

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating expenses
Selling, general and administrative expense	$20,571	$22,138	$27,560
Depreciation and amortization	404	567	579
Loss on sale of assets and impairments	1,963	740	15
Total operating expenses	22,938	23,445	28,154
Other income (expense), net
Interest expense	(79)	(155)	(179)
Other income (expense), net	14	(6,837)	6,077
Total other income (expenses), net	(65)	(6,992)	5,898
Loss before income taxes and equity in loss of subsidiaries	(23,003)	(30,437)	(22,256)
Equity in income (loss) of subsidiaries	204,216	(122,104)	(10,536)
Equity in loss of investee	(58)	(473)	—
Income tax benefit (expense)	(8,302)	(17)	288
Net income (loss)	172,853	(153,031)	(32,504)
Net (income) loss attributable to noncontrolling interests	(3,578)	38,422	494
Loss on redemption of preferred stock	(11,049)	—	—
Preferred stock dividends	(1,320)	(5,280)	(3,840)
Net income (loss) attributable to Rentech common shareholders	$156,906	$(119,889)	$(35,850)

RENTECH, INC.

Condensed Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$172,853	$(153,031)	$(32,504)
Other comprehensive income (loss)	3,954	(19,898)	(7,709)
Comprehensive income (loss)	176,807	(172,929)	(40,213)
Less: net (income) loss attributable to noncontrolling interests	(3,578)	38,422	494
Less: other comprehensive (income) loss attributable to noncontrolling interests	—	(4)	524
Comprehensive income (loss) attributable to Rentech	$173,229	$(134,511)	$(39,195)

RENTECH, INC.

Condensed Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net cash from operating activities	$19,365	$15,768	$(109,490)
Cash flows from investing activities
Capital expenditures	(826)	(1,108)	(1,418)
Payment for acquisitions	—	—	(36,299)
Other items	—	—	(568)
Net cash used in investing activities	(826)	(1,108)	(38,285)
Cash flows from financing activities
Proceeds from preferred stock, net of discount and issuance costs	—	—	94,495
Payment of stock issuance costs	—	—	(16)
Redemption of preferred stock	(10,000)	—	—
Proceeds from options and warrants exercised	—	30	93
Dividends to preferred stockholders	(1,500)	(4,500)	(2,900)
Net cash provided by (used in) financing activities	(11,500)	(4,470)	91,672
Increase (decrease) in cash	7,039	10,190	(56,103)
Cash, beginning of period	13,241	3,051	59,154
Cash, end of period	$20,280	$13,241	$3,051

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

The parent company’s accounting policies are consistent with those of Rentech. The notes to the consolidated financial statements include disclosures related to commitments and contingencies in Note 14 “Commitments and Contingencies” and Note 21 “Income Taxes”. The notes to the consolidated financial statements also include disclosures related to the Company’s preferred stock in Note 16 “Preferred Stock”. Rentech received dividends from its subsidiary, Rentech Nitrogen Partners, L.P., of $44.4 million and $7.2 million  for the years ended December 31, 2015 and 2014, respectively. Rentech did not receive any dividends from Fulghum for any of the years ended December 31, 2016, 2015 and 2014.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expense	Deductions and Write- Offs	Balance at End of Period
	(in thousands)
Year Ended December 31, 2016
Deferred tax valuation account	$82,125	$—	$(45,445)	$36,680
Year Ended December 31, 2015
Allowance for doubtful accounts	$500	$—	$(500)	$—
Deferred tax valuation account	$39,043	$—	$43,082	$82,125
Year Ended December 31, 2014
Allowance for doubtful accounts	$—	$500	$—	$500
Deferred tax valuation account	$28,704	$—	$10,339	$39,043

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s DCP as of the end of the period covered by this Annual Report. As we previously reported in 2015 and 2016, management identified material weaknesses in internal control over financial reporting, or ICFR, as described below. See “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K filed on March 15, 2016, and “Part I—Item 4. Controls and Procedures” in our Quarterly Reports on Form 10-Q filed on August 15, 2016 and November 9, 2016. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP was not effective at the reasonable assurance level as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate ICFR (as defined in Rule 13a-15(f) of the Exchange Act). Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our ICFR includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process, and while it is possible to reduce the risk, it is impossible to eliminate it.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our ICFR as of December 31, 2016. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

As we previously reported, we identified the following material weaknesses which continue to exist as of December 31, 2016. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As we previously reported in 2015, there was a deficiency in effective internal controls over the review of the cash flow forecasts used in our accounting for long-lived asset impairment and recoverability. Specifically, there was a deficiency in effective internal controls related to documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset impairment and recoverability.

This control deficiency, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the controls. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Additionally, as we previously reported in 2016, there was a deficiency in effective internal controls over the allocation of GAAP income tax expense between continuing and discontinued operations. Specifically, we did not perform certain procedures over the allocation of the GAAP tax provision between continuing and discontinued operations in the second quarter of 2016 in accordance with our designed controls. In our Quarterly Report on Form 10-Q for the six months ended June 30, 2016, this control deficiency resulted in a material adjustment prior to finalizing our presentation of GAAP income tax expense between continuing and discontinued operations in our recasted 2015 consolidated financial statements for the three-month and six-month periods ended June 30, 2015.

In preparing our year-end financial statements for 2016, we identified that the control deficiency related to income taxes, as described above, also affected our financial results for the three and six months ended June 30, 2016 and the three and nine months ended September 30, 2016. As a result, we determined that the allocation of tax benefit and expense between continuing operations and discontinued operations for the affected periods should be revised. We determined that the income tax benefit from continuing operations and income tax expense from discontinued operations should be reduced by approximately $100 million and $80 million, respectively, for the three and six months ended June 30, 2016, as well as the nine months ended September 30, 2016. In addition, we concluded that we should have recorded a non-cash deferred tax liability, which would have resulted in approximately $20 million of additional income tax expense in the quarter ended June 30, 2016. The control deficiency resulted in a restatement of our financial statements for the three and six months ended June 30, 2016 and the three and nine months ended September 30, 2016, as set forth in Note 24 of our Consolidated Financial Statements in “Part II — Item 8. Financial Statements and Supplementary Data.” in this report.

This control deficiency resulted in a material misstatement to the interim consolidated financial statements. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of the material weaknesses described above, management concluded that ICFR was not effective as of December 31, 2016 based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of the Material Weaknesses

During the fourth quarter of 2015, we designed a number of measures to address the material weakness relating to cash flow forecasts identified above. Specifically, we designed additional controls over documentation and review of the inputs and results of our cash flow forecasts used in the impairment testing for our Wawa and Atikokan Facilities. These controls included the implementation of additional review activities by qualified personnel and additional documentation and support of conclusions with regard to accounting for long-lived asset recoverability and impairment. In addition, we have reinforced our control requirements to ensure controls designed to review (i) the recording and disclosure of income taxes and (ii) the allocation of GAAP income tax expense between continuing and discontinued operations are performed at a level of consistency and precision which will prevent or detect material misstatements in the financial statements. We are in the process of implementing our remediation plan, and expect the control weakness to be remediated in the coming reporting periods. However, we are unable at this time to estimate when the remediation will be completed.

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

Changes in Internal Control over Financial Reporting

As described in the Plan for Remediation of the Material Weakness section above, there were changes in our ICFR during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of Rentech and their ages and their positions as of February 28, 2017, are as follows:

Name	Age	Position(s)
Keith B. Forman	58	Chief Executive Officer, President and Director
Paul M. Summers	37	Chief Financial Officer
Joseph V. Herold	60	Senior Vice President, Human Resources
Colin M. Morris	44	Senior Vice President, General Counsel
Nicole M. Powe	43	Vice President and Assistant General Counsel
Michael S. Burke (1)	53	Director
General (ret) Wesley K. Clark (1)	72	Director
Kevin Rendino (1)	50	Director
Ronald M. Sega (1)	64	Director
Edward M. Stern (1)	58	Director
Halbert S. Washburn (1)	56	Director and Chairman of Board

(1)	Independent Director.

Keith B. Forman, Chief Executive Officer, President and Director — Mr. Forman was appointed Chief Executive Officer, President and director of Rentech in December 2014. Mr. Forman was also appointed as the Chief Executive Officer and President of Rentech Nitrogen GP, LLC, the general partner of Rentech Nitrogen Partners, L.P., in December 2014 and was appointed as a director of Rentech Nitrogen GP, LLC in connection with the initial public offering of Rentech Nitrogen Partners, L.P. in November 2011. In April 2016, Mr. Forman resigned from all positions held with Rentech Nitrogen Partners, L.P. and Rentech Nitrogen GP, LLC, and joined the Board of Directors of CVR GP, LLC the general partner of CVR Partners, L.P., a publicly traded nitrogen fertilizer manufacturer. On March 8, 2017, Mr. Forman resigned from the Board of Directors of CVR Partners. Since April 2007, Mr. Forman has been a director of Capital Product Partners L.P., a publicly traded shipping limited partnership specializing in the seaborne transportation of oil, refined oil products and chemicals. Mr. Forman also serves on the Audit Committee and the Conflicts Committee of Capital Product Partners. As of May of 2011, Mr. Forman has served as a Senior Advisor to Industry Funds Management (IFM). IFM is an Australian based fund investing in infrastructure projects around the world including making investments in energy related infrastructure. From November 2007 until March 2010, Mr. Forman served as Partner and Chief Financial Officer of Crestwood Midstream Partners LP, a private investment partnership focused on making equity investments in the midstream energy market. From February 2005 to 2007, Mr. Forman was a member of the board of directors of Kayne Anderson Energy Development, a closed-end investment fund focused on making debt and equity investments in energy companies, and was a member of its audit committee. Mr. Forman was also a member of the board of directors of Energy Solutions International Ltd., a privately held supplier of oil and gas pipeline software management systems, from April 2004 to January 2009. From January 2004 to July 2005, Mr. Forman was Senior Vice President, Finance for El Paso Corporation, a provider of natural gas services. From January 1992 to December 2003, he served as Chief Financial Officer of GulfTerra Energy Partners L.P., a publicly traded master limited partnership, and was responsible for the financing activities of the partnership, including its commercial and investment banking relationships. Mr. Forman received a B.A. degree in economics and political science from Vanderbilt University. Our Board has determined that Mr. Forman brings to our Board accounting, financial and directorial experience, including extensive experience with master limited partnerships, and therefore he should serve on our Board.

Paul M. Summers, Chief Financial Officer — Mr. Summers was appointed Chief Financial Officer of Rentech in November 2016. Mr. Summers has held various finance related roles at Rentech since 2006, including Vice President and Treasurer, and Senior Director, Corporate Development. While at Rentech, Mr. Summers has been involved with numerous public and private financings and was instrumental in the initial public offering and merger of Rentech Nitrogen Partners, L.P., a publicly-traded subsidiary of Rentech that was divested in 2016. Prior to joining Rentech, Mr. Summers worked in investment banking and held principal investment roles with various financial institutions. His past employers include the investment banking divisions of Salomon Smith Barney and Citigroup, Inc. as well as Allied Capital Corporation, where he was responsible for principal debt and equity investments. Mr. Summers graduated summa cum laude from the University of Southern California with a bachelor of science degree in business administration.

Joseph V. Herold, Senior Vice President, Human Resources — Mr. Herold has served as Senior Vice President of Human Resources of Rentech since December 2011. During the past 30 years, Mr. Herold has worked in the oil, chemical, aerospace and semiconductor industries, with leadership roles in operating sites, engineering design centers, sales & service offices and division & corporate headquarters. His experiences include leadership roles with Occidental Petroleum, AlliedSignal Aerospace, Robertshaw

Controls and International Rectifier, where he held the position of VP, Global Human Resources. Mr. Herold is a graduate of Case Western Reserve University, an alumnus of the Human Resources Roundtable (HARRT) at UCLA's Anderson School of Business and a member of the Advisory Board to the Master's in Human Behavior program at USC. He has also served as a life skills trainer and mentor at Covenant House Los Angeles, and a member of the Training Advisory Board for Inroads LA.

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

Nicole M. Powe, Vice President and Assistant General Counsel — Ms. Powe has served as Vice President and Assistant General Counsel of Rentech since May 2015, and prior to that, held various legal related roles at Rentech since April 2007. Ms. Powe has been involved with numerous public and private financings and acquisition transactions of Rentech and its subsidiaries, including the initial public offering and merger of Rentech Nitrogen Partners, L.P., a publicly traded subsidiary of Rentech that was divested in 2016. Prior to joining Rentech, Ms. Powe practiced in the business and finance group of Hogan Lovells from November 2004 to March 2007. From June 2003 to October 2004 Ms. Powe acted as Legal Advisor and Vice President, Wholesale Bank in the New York Branch of Standard Charted Bank, an international banking group headquartered in London. Prior to that, from September 1999 to June 2003 Ms. Powe practiced at Skadden Arps Slate Meagher & Flom, LLP in the Mergers and Acquisitions and Banking and Institutional Investing groups. Ms. Powe received a bachelor of business administration degree in finance from the University of Notre Dame and graduated cum laude from Tulane Law School receiving a Juris Doctor degree.

Michael S. Burke, Director — Mr. Burke was appointed as a director of Rentech in March 2007. He serves as chair of the Audit Committee and is a member of the Compensation Committee of Rentech. Mr. Burke was appointed as a director of Rentech Nitrogen GP, LLC in July 2011 and was a member of the Audit Committee of Rentech Nitrogen GP, LLC. Mr. Burke is the Chairman and Chief Executive Officer of AECOM, a global provider of professional technical and management support services to government and commercial clients. Mr. Burke was appointed chairman of the board of AECOM on March 4, 2015. From October 1, 2011 through March 5, 2014, Mr. Burke served as President of AECOM. From December 2006 through September 2011, Mr. Burke served as Executive Vice President, Chief Financial Officer of AECOM. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP, where he served in various senior leadership positions, most recently as a Western Area Managing Partner from 2002 to 2005. Mr. Burke also was a member of the board of directors of KPMG from 2000 through 2005. While on the board of directors of KPMG, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on the boards of directors of various charitable and community organizations. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University. Our Board has determined that Mr. Burke brings to our Board extensive accounting, financial and business experience, including experience as an executive officer of a public company, and therefore he should serve on our Board.

General (ret) Wesley K. Clark, Director — General (ret) Wesley Clark was appointed as a director of Rentech in December 2010 and currently serves on the Audit Committee. General Clark is an active investment banker and strategic energy consultant in the oil, gas, biofuels, and energy industries in the United States, Europe, and Latin America. In 2003 General Clark founded his own strategic consulting firm, Wesley K. Clark and Associates, where he currently serves as Chairman and Chief Executive Officer. From 2000 to 2003 General Clark was a managing director at Stephens, Inc., an investment banking firm based in Arkansas. He acts as a Senior Advisor to the Blackstone Group with a focus in the energy sector. General Clark currently and historically has served on several public and private company boards in the areas of energy, infrastructure and technology. He serves on the board of directors of the following publicly traded companies: BNK Petroleum Inc., an energy company focused on the acquisition, exploration and production of large oil and gas reserves; Leagold Mining, a Canadian based gold mining company; and Amaya Gaming, a Canadian company in the electronic gaming industry. General Clark retired a four star general from the United States Army in 2000, as NATO Supreme Allied Commander, Europe, following a 38 year Army career. He is the recipient of numerous U.S. and foreign awards, including the Presidential Medal of Freedom and Honorary Knighthoods from The United Kingdom and Netherlands. He graduated first in his class from the United States Military Academy at West Point and attended Oxford University as a Rhodes Scholar earning degrees in philosophy, politics and economics. Our Board has determined that General Clark brings to our Board extensive leadership experience, including having held high-ranking positions in the United States Army, and directorial and governance experience as a result of having served on boards of directors of numerous companies in the financial and energy sectors.

Kevin Rendino, Director — Mr. Rendino was appointed as a member to our Board of Directors in April 2016 and currently serves on the Compensation Committee and the Audit Committee. Mr. Rendino has been the President and CEO of RGJ Capital, LLC, a fund focused on investing in securities that are undervalued relative to the future true worth of their underlying assets, since December 2012.  In May 2016, Mr. Rendino joined the board of directors of Harris and Harris Group, Inc. serving as a director and as a member of the Audit Committee, the Compensation Committee and the Valuation Committee. On April 1, 2017 Mr. Rendino is expected to become the CEO of 180 Degree Capital Corp, one of the successor entities of Harris and Harris Group, that will operate as a registered closed-end fund. Prior to this, Mr. Rendino served as Portfolio Manager and Managing Director at BlackRock, Inc., where he was head of the Basic Value Equity Group ($10 to $13 billion in assets), as well as being a member of BlackRock’s Leadership Committee until 2012. Mr. Rendino joined BlackRock in 2006, following its merger with Merrill Lynch Investment Managers. His career began with Merrill Lynch in 1988, where he held various roles, including Managing Director, Portfolio Manager and heading the Basic Value Group. A well-respected member of the investment community, Mr. Rendino has been a frequent contributor to CNBC, Bloomberg TV, Fox Business and other financial newspapers and magazines, including the New York Times and the Wall Street Journal. Since 2014, Mr. Rendino has been Board Chair of Partners for Health, a public charity based in Montclair, NJ. The Foundation’s focus areas include: hunger and homelessness; policy and environmental changes that promote healthy people in healthy places; aging in our communities and mental health. Partners for Health has awarded grants totaling more than $7 million to 60 organizations, congregations, school districts and municipalities. He joined the Board in 2011. Mr. Rendino received his BS in Finance with high honors from the Carroll School of Management at Boston College. Our Board has determined that Mr. Rendino brings to our Board financial and business experience and therefore he should serve on our Board.

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

Edward M. Stern, Director — Mr. Stern was appointed as a director of Rentech in December 2006 and he currently serves as chairperson of the Compensation Committee. He also serves on the Nominating and Corporate Governance Committee of our Board. Mr. Stern is the President and Chief Executive Officer of PowerBridge, LLC, or PowerBridge, the leading developer of non-utility, privately financed electric transmission systems in the U.S. PowerBridge has developed, financed, constructed and now operates more than 1300 megawatts of transmission capacity, with a total investment in excess of $1.5 billion. PowerBridge has recently completed the development and construction of a natural gas line and is currently developing several billion dollars of new electric transmission facilities. Mr. Stern has nearly 30 years of experience leading the successful development, financing and operation of major energy and infrastructure projects. Under Mr. Stern’s guidance, PowerBridge developed and built the Neptune Regional Transmission System, completed in 2007, and the Hudson Transmission Project, completed in 2013. Both the Neptune Regional Transmission System and the Hudson Transmission Project are 660 megawatt HVDC underwater and underground electric transmission systems, managed by PowerBridge, that interconnect the PJM energy grid in New Jersey with power grids in New York. Both projects were completed on budget and ahead of schedule. From 1991 through 2004, Mr. Stern was employed by Enel North America, Inc., the North American subsidiary of the Italian electric utility, Enel SpA, and its predecessor, CHI Energy, Inc., an energy company specializing in renewable energy technologies including hydroelectric projects and wind farms. While at Enel North America, Inc. and CHI Energy, Inc., Mr. Stern served as General Counsel and, commencing in 1999, as President, Director and Chief Executive Officer.

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

Halbert S. Washburn, Director and Chairman of the Board — Mr. Washburn was appointed as a director of Rentech in December 2005, and has served as Chairman of the Board since June 2011. He also serves on the Compensation Committee of our Board. From July 2011 until April 2015, Mr. Washburn served as a director of Rentech Nitrogen GP, LLC. Mr. Washburn has over 25 years of experience in the energy industry. Since April 2010, Mr. Washburn has been the Chief Executive Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners LP. From August 2006 until April 2010, he was the co-Chief Executive Officer and served on the board of directors of BreitBurn GP, LLC. In December 2011, he was reappointed as a member of the board of directors of BreitBurn GP, LLC. He has served as the co-President and a director of BreitBurn Energy Corporation since 1988. He also has served as a co-Chief Executive Officer and a director for Pacific Coast Energy Holdings, LLC (formerly BreitBurn Energy Holdings, LLC) and as co-Chief Executive Officer and a director of PCEC (GP), LLC (formerly BEH (GP), LLC). On May 15, 2016, Breitburn GP, LLC and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Since September 2013, Mr. Washburn has served on the board of directors of Jones Energy, Inc., a publically traded oil and gas exploration and production company, and he serves on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Washburn previously served as Chairman on the Executive Committee of the board of directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. Our Board has determined that Mr. Washburn brings to our Board knowledge of our business, extensive experience in the field of energy and with the MLP structure, including his service as an executive officer and director of several BreitBurn entities, and familiarity with start-up and public energy companies, and therefore he should serve on our Board.

Communications with Directors

Shareholders and other interested parties wishing to communicate with our Board may send a written communication addressed to:

Rentech, Inc.

1000 Potomac Street NW, 5th Floor

Washington, DC 20007

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

The Audit Committee consists of Mr. Burke, Mr. Clark and Mr. Rendino. Our Board has determined that Mr. Burke, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of Rentech’s equity securities, or collectively, “Insiders,” to file initial reports of ownership and reports of changes in ownership with the SEC. Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and/or written representations that no other reports were required to be filed during fiscal year 2016, all filing requirements under Section 16(a) applicable to our officers, directors and 10% stockholders were satisfied timely.

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

Compensation Discussion and Analysis Executive Summary

This Compensation Discussion and Analysis provides an overview and analysis of our executive compensation program during the fiscal year ended December 31, 2016, or 2016, for our named executive officers, or NEOs identified below. Our executive compensation program is designed to align executive pay with individual performance on both short- and long-term bases; to link executive pay to specific, measurable financial, operational and development achievements intended to create value for shareholders; and to utilize compensation as a tool to attract and retain the high-caliber executives that are critical to our long-term success.

Pay-for-performance is paramount in our executive compensation program, and total compensation for our named executive officers in 2016 was generally the same as or lower than their total compensation in 2015, corresponding with the Company’s 2016 performance compared to its 2015 performance. Notably, our executive officers’ 2015 compensation was lower than their 2014 compensation, which was lower than their 2013 compensation, demonstrating the Company’s alignment of executive compensation with the Company’s performance. Total compensation for our executives has declined an average of 54% since 2013 due to adjustments we have made to our compensation and organization model to reflect the smaller size of the Company.

Further, awards of performance-based equity granted in prior years, which naturally aligned executive compensation to shareholder interests, were not earned because performance goals linked to stock price performance were not attained. Specifically PSUs linked to the attainment of total shareholder return (TSR) goals (determined by reference to the sum of our stock price increase and dividends over a specified period) comprised 60% -85% of our NEO’s equity grants in 2013 and 2014. The 2013 PSU grants were not earned due to our stock price performance and have expired. The 2014 PSU grants remain outstanding but are not on track to be earned due to our current stock price performance.

The NEO compensation program further emphasizes performance through short-term cash bonus opportunities that are tied to the achievement of pre-established performance metrics and through equity compensation that is linked to our stock price appreciation, neither of which provide value to our NEOs without corresponding Company performance.

In addition, in December 2016, our NEOs received annual equity grants in the form of restricted stock units (RSUs). The grant-date value of the 2016 grants was approximately 34% lower (or 37% lower for our Chief Executive Officer (CEO)) than the grant-date value of our annual 2015 NEO grants, in recognition of the decline in our stock price during 2016. Further, the fair value of the CEO’s 2016 award (or $392,000) was 42% below the median fair value of awards granted to the CEOs of our 2015 Peer Group Sub-Set companies (or $1,081,000).  The Peer Group Sub-Set is discussed and defined further below.

Our CEO’s target cash compensation for 2016 was also approximately 5% below the median of CEOs in our Peer Group Sub-Set, which was used in late 2015 to determine his 2016 total compensation. The CEO’s actual total direct compensation of $1,142,000

(consisting of base salary, annual cash incentive compensation and grant-date equity award value), was 42% lower than the median actual total direct compensation in the Peer Group Sub-Set data, which was $1,958,000.

2016 Highlights

We endeavor to structure our executive compensation program in a manner that reflects good corporate governance practices and aligns our NEOs’ pay with our operating and stock price performance. Pay-for-performance was a critical element of our compensation program for 2016, with resulting total direct compensation (consisting of base salary, annual cash incentive compensation and grant-date equity award value) at least 40% below the median total direct compensation of similarly-situated named executive officers in our Peer Group Sub-Set companies. Equity awards granted to NEOs during 2016 were generally 70% lower than equity awards granted to ongoing named executive officers at our Peer Group Sub-Set companies.  Highlights of our 2016 executive compensation program included the following:

•

Cash Incentives Linked to Performance Goals. During 2016, our executive officers were eligible to earn bonuses based on the Company’s and the individual executive officers’ achievement of a wide range of challenging, pre-established performance goals (discussed in detail below). The Company’s performance against the pre-established performance goals resulted in the payment of bonuses that were significantly lower than our executives’ target bonus amounts.

•

Company Equity Awards Linked with Improving Our Stock Price. We believe that our equity compensation program supports long-term performance by aligning the interests of our executives and our stockholders. During 2016, 100% of the annual Company equity awards granted to NEOs were delivered in the form of RSUs, at a reduced grant-date value compared to their 2015 grants, which time-vest over a three-year period. This decision was intended to provide our NEOs with an incentive to improve stock price over the next three years. Mr. Morris also received an award of stock options, which represents the right to share only in the future appreciation of our stock.

•

CEO’s Cash Compensation is Significantly Below His Peers and is Balanced with Equity Compensation. Mr. Forman’s 2016 base salary remained at $500,000, which is about 20% below the median base salary of CEO’s in the Peer Group Sub-Set companies. Mr. Forman was eligible for a 2016 cash bonus of up to $500,000, and earned an actual cash bonus equal to 50% of his cash bonus opportunity. Mr. Forman’s actual 2016 cash compensation was projected to be around the 30th percentile of the actual cash compensation of the CEOs in the Peer Group Sub-Set. Mr. Forman’s 2016 total compensation, which is the sum of his cash and equity compensation, was 46% below the median of similar CEOs in our Peer Group Sub-Set.

•

Change in Control Double-Trigger Severance. None of our compensation arrangements provide for any “single trigger” cash payments in connection with a change in control. Rather, change in control related cash severance is paid only if the executive is involuntarily terminated in connection with the change in control. This severance format provides reasonable executive protections while our NEOs negotiate with potential acquirers on behalf of shareholders, while also encouraging executives to remain employed and focus on our post-transaction success if a buyer so desires.

•

Stock Ownership Guidelines. We maintain stock ownership guidelines for our executives officers and non-employee directors, pursuant to which they must accumulate and hold equity of the Company valued at three times (3x) (or six times (6x) in the case of our Chief Executive Officer) their annual base salary (with respect to our executive officers) or their annual cash retainer (with respect to our non-employee directors) within the earlier of (i) five years after the adoption of these guidelines or (ii) five years after becoming an executive officer of the Company (with respect to our executive officers) or five years after joining our Board of Directors (with respect to our non-employee directors). If, after the five year period set forth above, an individual fails to satisfy the above ownership requirements, then he or she will be required to retain 100% of any of our shares acquired through stock option exercise or vesting of any PSUs, RSUs and restricted stock awards (net of shares sold or withheld to satisfy taxes and, in the case of stock options, the exercise price) until such time that he or she meets the ownership requirements.

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

Pay for Performance

Pay for performance is a key component of our compensation philosophy. Consistent with this focus, our compensation program includes (i) annual performance-based incentives and (ii) long-term equity compensation. For 2016, approximately 38% of our NEOs’ aggregate compensation (excluding Mr. Forman’s compensation which had a higher percentage of variable compensation) came from variable performance-based pay consisting of performance-based cash bonuses and RSUs.

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

Retirement savings (401(k) plan)	To provide an opportunity for tax-efficient savings and with the added economic incentive of employer matching contributions.

Health and Welfare Benefits	To attract and retain talented executives in a cost-efficient manner by providing customary benefits to support their health and wellness.

To serve the foregoing objectives, our overall compensation program is generally designed to be flexible rather than purely formulaic. In alignment with the objectives set forth above, the Company’s Compensation Committee (the “Compensation Committee”) and our Board have generally determined the overall compensation of our NEOs and its allocation among the elements described above, relying on the analyses and advice provided by the Compensation Committee’s compensation consultant and the experience and judgment of our Compensation Committee members. The Compensation Committee has generally made these determinations in executive sessions without our management team present, but has also sought input from our Chief Executive Officer with regard to individual NEO performance and compensation besides his own.

Our compensation decisions for our NEOs with respect to 2016 are discussed in detail below. This discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

Compensation Program Objectives

The following discussion and analysis describes our compensation objectives and policies for each of our NEOs for 2016, who consisted of:

•	Keith B. Forman, Chief Executive Officer;
•	Jeffrey R. Spain, former Chief Financial Officer;
•	Paul Summers, Chief Financial Officer;
•	Joseph V. Herold, Senior Vice President, Human Resources;
•	Colin M. Morris, Senior Vice President, General Counsel and Secretary; and
•	Nicole Powe, Vice President and Assistant General Counsel.

During fiscal year 2016, Mr. Spain served as our Chief Financial Officer through November 11, 2016, and Mr. Summers served as our Chief Financial Officer from November 11, 2016 through December 31, 2016.

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

Compensation Consultant

During 2016, the Compensation Committee periodically engaged Frederic W. Cook & Co., Inc. (“Cook”), as an independent compensation consultant to analyze our existing executive compensation programs and provide market data to assist with decision-making. Cook serves at the discretion of the Compensation Committee and Cook may be terminated by the Compensation Committee in its discretion. The Compensation Committee has assessed the independence of Cook pursuant to the rules prescribed by the SEC and has concluded that no conflict of interest existed in 2016 or currently exists that would prevent Cook from serving as an independent consultant to the Compensation Committee.

Comparison to Market Practices

The Compensation Committee provides levels and elements of executive compensation, including base salaries, target annual incentives as a percentage of salary, total cash compensation, long-term incentives and total direct compensation, based on information gathered by Cook, including from the public filings of our peer group companies as well as industry-specific published survey data (discussed in more detail below).

In June 2014, based on discussions among members of the Compensation Committee, certain of our executive officers and Cook, the Company created a Peer Group consisting of 18 companies from the energy, energy technology, chemical, fertilizer and wood fiber industries. In each case, the companies had (i) annual revenues ranging from approximately $265 million to $2.2 billion and (ii) market values ranging from approximately $170 million to $2.9 billion at the time the peer group was selected. Following are the companies that comprised our 2014 Peer Group:

American Vanguard Corp.	Landec
Arabian Amer. Dev	Minerals Technologies
Balchem Corp.	Neenah Paper
Hawkins Inc.	OMNOVA Sltns
Intrepid Potash	P.H. Glatfelter
KapStone Paper	Penford Corp.
KMG Chemicals	Schweitzer-Mauduit
Koppers Holdings	Wausua Paper
Kronos WW	Zep

The 2014 Peer Group was modified in December 2015 to bring our peer group companies more in-line with our market cap by removing the largest market-cap companies and focusing only on those who had market cap below $500.0 million. These companies, which we refer to herein as the Peer Group Sub-Set companies consist of American Vanguard, Hawkins, KMG Chemicals, Landec, Omnova Solutions, Penford, Trecora Resources, Wausau Paper, and Zep.

For purposes of its 2016 review, the Compensation Committee determined that the Peer Group Sub-Set companies continued to constitute the appropriate group of companies against which to compare and set the compensation of our NEOs. The Compensation Committee reviewed the compensation of our NEOs relative to the Peer Group Sub-Set with respect to total compensation and for individual components of compensation such as salary, cash incentives and RSU grants, and determined that our NEOs’ total direct compensation was at or below the median of the Peer Group Sub-Set companies, which was in line with our desired position in light of total shareholder return and the operational challenges faced by the Company.

The study provided by Cook to the Compensation Committee found that target total annual cash, which is the sum of each NEO’s base salary and target bonus opportunity, was generally below the median of similarly situated executives in our Peer Group Sub-Set companies. Our CEO’s 2016 target annual cash compensation was below the median for all of the CEOs in the Peer Group Sub-Set. A comparison of 2016 long-term equity incentives showed that the grant-date value of our NEOs’ December 2016 annual RSU grants was below the Peer Group Sub-Set median annual award grant-date value for all of the ongoing named executive officers, and below the 25th percentile for most of them. Our CEO’s 2016 RSU grant-date fair value was 37% lower than the grant-date fair value of his 2015 equity awards in recognition of both the Company’s stock price decline during 2015 and 2016 and of the significance of his 2014 new-hire equity award. In addition, the grant-date fair value of our CEO’s 2016 RSU award (or $392,000) was 42% below the median grant-date fair value of the annual awards granted to CEOs of our Peer Group Sub-Set companies.

Core Components of Executive Compensation

Through the Compensation Committee, we design the principal components of our executive compensation program to fulfill one or more of the principles and objectives described above. Compensation of our NEOs consists of the following elements:

•	Cash compensation comprised of base salary and annual cash incentive opportunity;
•	Equity incentive compensation;
•	Certain severance and change in control benefits;
•	Health and welfare benefits; and
•	Retirement savings (401(k)) plan.

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

Cash Compensation

We provide our NEOs with 2016 cash compensation in the form of base salaries and annual cash incentive awards. Our 2016 cash compensation was structured to provide a competitive base salary for our NEOs in light of operational challenges faced by the Company, while creating an opportunity to exceed market levels for total cash compensation if short- and long-term performance exceeded expectations. We believe that this mix appropriately combines the stability of non-variable compensation (in the form of base salary) with variable performance awards (in the form of annual cash incentives) that reward the performance of the Company and individual contributions to the success of the business.

Base Salary

Base salaries for our NEOs were initially set in arm’s-length negotiations during the hiring processes. These base salaries have historically been reviewed annually by the Compensation Committee (with input from our Chief Executive Officer with respect to the other NEOs) and were again reviewed at the end of 2015 for purposes of determining 2016 salaries (as well as at the end of 2016 for purposes of determining 2017 salaries). Our NEOs are not entitled to any contractual or other formulaic base salary increases. Mr. Summers’ salary increased from $216,121 to $275,000 in November 2016 in connection with his appointment as our Chief Financial Officer. None of the other NEOs, including Mr. Forman, were provided with base salary increases during 2016. In addition, the Compensation Committee determined not to increase our NEOs’ base salaries for 2017. Consistent with our SG&A expense reduction program, the Compensation Committee has determined that beginning on April 3, 2017, the base salaries of Messrs. Forman and Herold will be reduced to $450,000 and $250,000, respectively.

The annual base salary rates for our NEOs during fiscal year 2016 (following the base salary increase for Mr. Summers for his promotion to the CFO position in November of 2016) are set forth in the following table:

Name	Base Salary ($)
Keith B. Forman	500,000
Paul M. Summers	275,000
Jeffrey R. Spain	291,346
Joseph V. Herold	275,000
Colin M. Morris	315,000
Nicole M. Powe	247,100

Annual Incentive Compensation

We maintain an annual incentive program to reward executive officers, including our NEOs, based on our financial and operational performance, achievement of strategic goals, and the individual NEO’s relative contributions to the Company’s performance during the year (referred to below as our “annual incentive program”). We recognize that successful completion of short-term objectives is critical in attaining our long-term business objectives. Accordingly, our annual incentive program is designed to reward executives for successfully taking the immediate steps necessary to implement our long-term business strategy.

Annual Incentive Program

During 2016, each of our NEOs was eligible to earn an incentive payment pursuant to our annual incentive program. Under our annual incentive program, cash incentives were determined and paid by reference to (i) the achievement of certain pre-established operational and financial goals and strategic criteria, and (ii) target bonus amounts (as set forth in the NEOs’ respective employment agreements). The goals are weighted based on their relative importance for the performance year.

In the beginning of 2016, as in prior fiscal years, our CEO and other senior officers developed a series of broad corporate objectives, which were then reviewed and approved by the Compensation Committee and our Board. Following that review, our Board set the 2016 performance goals for our annual incentive program, but retained discretion based on input from the Compensation Committee (and our Chief Executive Officer with respect to the other NEOs) to increase or decrease annual incentive award payouts to levels as high as 200% of the NEO’s target bonus and as low as zero, in each case, based on performance during the relevant period. The goals were designed to be challenging with no guarantee that any portion of the target award would actually be earned.

The 2016 annual incentive awards were targeted for Messrs. Forman, Spain, Herold and Morris at 100%, 40%, 50% and 50% of their respective base salaries, respectively (in accordance with their respective employment agreements where applicable). Pursuant to agreements entered into between the Company and Mr. Summers and Ms. Powe in April 2016, Mr. Summers and Ms. Powe were guaranteed 2016 annual incentive awards at least equal to their respective target awards of 30% of their respective base salaries. The retention agreements were provided to Mr. Summers and Ms. Powe in order to reward them for their efforts related to selling our stake in RNP, which was a critical milestone for the Company, and incent them to continue in employment with the Company following the sale of RNP. The retention agreements also provided for potential bonuses which would have become payable upon a change in control of Rentech before December 31, 2016, which were not triggered or paid to Mr. Summers or Ms. Powe.

Payment of annual incentive awards to our NEOs was based on the achievement by us of the specific targets and goals set forth below for the applicable annual incentive program, as well as the performance of the individual executive (and was subject to adjustment).

Annual Incentive Program Performance Goals

The 2016 performance goals applicable to our NEOs under our annual incentive program are set forth below, along with determinations as to the attainment of these goals (parentheticals following the description of each goal provide guidelines indicating the approximate weight given to the attainment of each goal).

1.	Goal: Environmental, Health, Safety & Sustainability, or EHS&S, goals, including:
•	Continued strong safety and environmental performance at Rentech’s facilities, with an OSHA recordable rate at or below a target rate of 4.0 with 5 or fewer reportable release events.*

Result : Goal not attained. Safety performance target was not met during 2016 with an OSHA recordable rate of 5.17 incidents for every 200,000 hours worked in fiscal year 2016.  Rentech experienced only 1 reportable environmental release event. The bonus pool was reduced by 10% as a result of missing the OSHA recordable rate goal.

•	Completion of mandated EHS&S training.*

Result : Goal attained. We completed all required training.

•	Completion of 80% or more of EHS&S process review action items.*

Result : Goal attained. We completed required process review action items.

*

These Goals are not weighted in arriving at the initial award amounts under the annual incentive program, but failure to attain these Goals can result in a reduction of the final pool by up to 20%. As noted above, the final bonus pool was reduced by 10% as a result of the failure to meet the OSHA recordable rate goal.

2.	Goal: Financial achievements, including:
•	Consolidated EBITDA, excluding one-time transaction costs, ranging from $3.5 million to $5.3 million, targeted at $4.4 million (20% weight).

Result : Goal not attained. Consolidated EBITDA, excluding one-time transaction costs, for the year ended December 31, 2016 equaled a negative $19.6 million.

•	Corporate SG&A after adjustment for transaction and other one-time costs ranging from a target of $18.7 million to $15.0 million (10% weight).

Result : Goal attained. Corporate SG&A for the year ended December 31, 2016 was $15.1 million after adjustment for transaction and other one-time costs.

3.	Goal: Operations goal:
•	Achieve industrial pellet production ranging from 305,000 tonnes to 460,000 tonnes, targeted at 382,000 tonnes (20% weight).

Result : Goal not attained. Industrial pellet production for the year ended December 31, 2016 was approximately 172,000 tonnes.

4.	Goal: Other factors which contribute to the success of Rentech as determined by Rentech’s Compensation Committee and board of directors (50% weight).

Result : The Compensation Committee exercised its discretion to take into account additional factors which contributed to Rentech’s performance during 2016. Specifically, the Compensation Committee considered (i) the 33% reduction (approx. $15 million) in consolidated SG&A expense, (ii) the successful completion of the Merger, pursuant to which the Company received $261.9 million in gross consideration for its approximately 59% interest in RNP, (iii) the Pasadena Sale, which was a condition precedent to closing the Merger and (iv) the reduction of approximately $142 million of senior obligations to GSO Capital by repaying approximately $42 million of the Company’s secured debt and retiring all $100 million of the Company’s Preferred Stock. Accordingly, the Compensation Committee determined that this goal was attained at 40%.

Final incentive payments for our NEOs were determined by the Compensation Committee based on our performance compared to the goals described above under the annual incentive program. Messrs. Forman, Herold and Morris received 2016 annual incentive payments equal to approximately 50%, 62%, and 51% of their respective target bonuses based on the performance results described above (these awards were 50%, 31% and 25% of their respective base salaries). These payments were determined based on the achievement of the goals set forth above for each NEO, with no material adjustment based on individual assessment.

Mr. Summers and Ms. Powe received 2016 annual incentive payments equal to approximately 115% and 108% of their respective target bonuses (or 36% and 32% of their respective base salaries) based on the achievement of the goals set forth above for each NEO and after taking into account the minimum guaranteed 2016 annual bonuses for each such NEO. Mr. Spain’s employment terminated prior to the end of fiscal year 2016, so he was not eligible to receive a 2016 annual incentive award.

Transaction Bonuses

In addition to their annual incentive payments, Messrs. Spain and Summers and Ms. Powe were paid one-time transaction bonuses of $25,000, $50,000 and $50,000, respectively, in April 2016 for their work on the Merger and the Pasadena Sale.

Retention Bonuses

Messrs. Herold and Summers and Ms. Powe entered into Retention Bonus Agreements with Rentech during 2016, which provide for the payment of one-time retention bonuses equal to $50,000, $100,000, and $100,000, respectively, on January 13, 2017. Mr. Herold’s retention bonus was intended both to retain him and to reward him for the leadership role he took re-organizing the corporate model, which created the subsequent SG&A savings of approximately $13.6 million. Their respective Retention Bonus Agreements provide for a clawback of the bonus if, prior to December 31, 2017, the applicable NEOs employment with the Company is terminated by the Company for cause or by the NEO without good reason (each as defined in their respective employment agreements).

Long-Term Equity Incentive Awards

The Compensation Committee and our Board believe that senior executives, including our NEOs, should have an ongoing stake in the success of their employer to closely align their interests with those of its shareholders. The Compensation Committee also believes that equity awards provide meaningful retention and performance incentives that appropriately encourage our executive officers, including our NEOs, to remain employed with us and put forth their best efforts and performance at all times. Accordingly, long-term equity incentive awards covering shares of our common stock have historically been a key component of our compensation program, including during 2016, as these awards create an ownership stake for management that aligns the interests of our NEOs with those of our shareholders and incentivize our NEOs to work toward increasing value for our shareholders. During 2016, we granted equity awards to our NEOs (excluding Mr. Spain) under our 2009 Incentive Award Plan.

Mr. Spain’s employment ceased before we granted equity awards to our executive officers in respect of 2016 services and, accordingly, he did not receive a grant of an equity award from us during 2016.

Messrs. Forman, Summers and Herold and Ms. Powe, were granted 100% of their annual Company equity awards in the form of time-vested RSUs. Mr. Morris, who did not receive a December 2015 equity grant at the time our other officers received annual 2015 awards, was granted time-vested stock options in June 2016. Mr. Morris also received an annual equity incentive award in the form of time-vested RSUs in December 2016. The grant-date fair values of the 2016 annual RSU equity awards were considerably lower than those of our 2015 equity awards due to our lower stock price at the time of grant. In the case of Mr. Forman, the grant-date value of his 2016 annual equity award was 37% lower than that of his 2015 award.

Restricted Stock Units

The RSUs granted as 2016 Awards vest in substantially equal, annual increments over a period of three years, subject to continued service through the applicable vesting date. RSUs are tied to time-vesting requirements in order to provide a retention incentive and shareholder alignment for our NEOs through the applicable vesting period. Each RSU also confers upon its holder the right to dividend equivalent payments for dividends declared over periods during which such RSU is outstanding, payable as and when such dividends are paid to our stockholders generally.

Options

The stock options granted to Mr. Morris in 2016 vest and become exercisable with respect to one-third of the shares subject thereto on each of the first three anniversaries of the grant date, subject to the his continued service through the applicable vesting date. The stock options are subject to “double trigger” accelerated vesting in full upon a termination of Mr. Morris’ employment with us without “cause” or for “good reason,” in either case, during the period beginning sixty (60) days prior to, and ending one year following, a change in control. Any such accelerated vesting is subject to Mr. Morris’ execution and non-revocation of a general release of claims.

The options and RSUs are subject to accelerated vesting in certain circumstances as described under “—Potential Payments upon Termination or Change-in-Control” below. We believe that the applicable vesting periods provide an important retention incentive, while accelerated vesting (where appropriate) protects executives against forfeiture of their awards in appropriate circumstances and aligns management’s incentives more closely with the interests of our shareholders.

2016 Awards Table

In determining appropriate levels of equity grants for 2016, we considered, among other things, the role(s) and responsibilities of each NEO and the perceived need to reward and retain the NEO. The table below sets forth the 2016 Awards that we granted to our NEOs during 2016. All RSUs were granted on December 14, 2016, and the stock options awarded to Mr. Morris were granted on June 17, 2016.

Name	Stock Options	Restricted Stock Units
Keith B. Forman	—	200,000
Paul M. Summers	—	15,000
Jeffrey R. Spain	—	—
Joseph V. Herold	—	15,000
Colin M. Morris	30,000	15,000
Nicole M. Powe	—	15,000

The table below sets forth the grant date fair values of the 2016 equity awards that we granted to our NEOs during 2016.

	Grant Date Fair Value
Name	Stock Options	Restricted Stock Units	Total
Keith B. Forman	$—	$392,000	$392,000
Paul M. Summers	$—	$30,000	$30,000
Jeffrey R. Spain	$—	$—	$—
Joseph V. Herold	$—	$30,000	$30,000
Colin M. Morris	$69,485	$30,000	$99,485
Nicole M. Powe	$—	$30,000	$30,000

Employment Contracts; Severance Benefits

We believe that vulnerability to termination of employment at the senior executive level, both within and outside of the change in control context, creates concern and uncertainty for our NEOs that is appropriately addressed by providing severance protections which enable and encourage these executives to focus their attention on their work duties and responsibilities and the best interests of the Company and its stockholders in all situations. We operate in a volatile and acquisitive industry that heightens this vulnerability in the change-in-control context. Accordingly, in order to attract and retain our key managerial talent, we enter into employment agreements with certain of our NEOs which provide for specified severance payments and benefits in connection with certain qualifying terminations of employment. In addition, we believe that change in control and severance benefits are essential in order to fulfill our objective of attracting and retaining key managerial talent. We are party to employment agreements with each of Messrs. Forman and Morris. Messrs. Summers and Herold, and Ms. Powe have not (and Mr. Spain had not) entered into employment agreements with us; however, Messrs. Summers and Herold are (and Mr. Spain was) party to change in control severance benefits agreements with us. Ms. Powe was covered by the Company’s Severance Policy, dated December 14, 2015 during the 2016 fiscal year; however, during 2017, she entered into a change in control severance benefits agreement with us which became effective on March 16, 2017 (and, accordingly, she is no longer covered by the Company’s Severance Policy). For a description of the specific terms and conditions of each agreement, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “—Potential Payments upon Termination or Change-in-Control” below.

Benefits

We maintain a standard complement of health and retirement benefit plans for our employees, including our NEOs, that provide medical, dental, and vision benefits, flexible spending accounts, a 401(k) savings plan (including an employer-match component), short-term and long-term disability insurance, accidental death and dismemberment insurance and life insurance coverage. These benefits are generally provided to our NEOs on the same terms and conditions as they are provided to our other employees. We believe that these health and retirement benefits comprise key elements of a comprehensive compensation program. Our health benefits help provide stability and peace of mind to our NEOs, thus enabling them to better focus on their work responsibilities, while our 401(k) plan provides a vehicle for tax-preferred retirement savings with additional compensation in the form of an employer match that adds to the overall desirability of our executive compensation package. Our employee benefits programs are designed to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We periodically review and adjust these employee benefits programs as-needed based upon regular monitoring of applicable laws and practices in the competitive market.

We generally do not provide our NEOs with perquisites or benefits other than those provided to our employees generally, except that our CEO received reimbursement for travel arrangements. Those reimbursements were discontinued with the relocation of the corporate office in July 2016.

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

Where reasonably practicable, to the extent that the Section 162(m) deduction disallowance becomes applicable to our NEOs, the Compensation Committee may seek to qualify the variable compensation paid to our NEOs for an exemption from such deductibility limitations (though it does not currently do so). As such, in approving the amount and form of compensation for our NEOs, the Compensation Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m) of the Internal Revenue Code. The Compensation Committee may, in its judgment, authorize compensation payments that do not comply with an exemption from the deductibility limit in Section 162(m) of the Internal Revenue Code, as it has under its 2014 annual incentive program, when it believes that such payments are appropriate to attract and retain executive talent.

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

Under his employment agreement with us, which was entered into on November 3, 2009 and has not been amended since then, Mr. Morris is entitled to a gross-up payment in the event that any excise taxes are imposed on any transaction payments that become payable to Mr. Morris. We have historically provided these protections to senior executives to ensure that they will be properly incentivized in the event of a potential change in control of the Company to maximize shareholder value in a transaction while minimizing concern for potential consequences of the transaction to these executives. The need for such protection is enhanced by our prior emphasis on performance-contingent equity compensation, which has higher values if accelerated in connection with a successful transaction than if the equity compensation awards had been time-vested. We have committed not to provide any new tax gross-up rights to any executives that do not currently have such protection.

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

The Role of Our Shareholder Say-on-Pay Vote

At our annual meeting of shareholders held in July 2014, we provided our shareholders with the opportunity to cast an advisory vote on our executive compensation program, or a “say-on-pay proposal”. A significant majority of the votes cast on our say-on-pay proposal at that meeting (91%) were voted in favor of the proposal. The Compensation Committee believes this affirms our shareholders’ support of our approach to executive compensation. However, the Compensation Committee is always open to improving the Company’s compensation governance practices and expects to take into consideration the outcome of our shareholders’ future say-on-pay proposal votes when making future compensation decisions for our NEOs. Our Board and shareholders previously determined to hold a say-on-pay advisory vote on the compensation of our NEOs every three years. Accordingly, unless the Board determines to change the frequency of say-on-pay advisory votes, we expect that our next say-on-pay proposal (following the say-on-pay proposal submitted to shareholders at our annual meeting of stockholders in 2017) will be submitted to shareholders for an advisory vote at our annual meeting of stockholders in 2020.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee determined that the Compensation Discussion and Analysis should be included in this proxy statement.

Edward M. Stern, Chairman

Michael S. Burke

Kevin Rendino

Halbert S. Washburn

Summary Compensation Table

The following table summarizes the compensation for the calendar years ended December 31, 2016, 2015 and 2014 for each of our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Keith B. Forman,	2016	$500,000	$—	$392,000		$250,000	$29,439	$1,171,439
Chief Executive Officer	2015	$350,000	$—	$—	$623,550	$—	$85,726	$1,059,276
	2014	$11,538	$—	$1,260,331	$582,115	$—	$—	$1,853,984

Paul M. Summers,	2016	$222,914	$50,000	$30,000	$—	$80,000	$25,679	$408,593
Chief Financial Officer

Jeffrey R. Spain,	2016	$304,921	$25,000	$—	$—	$—	$32,043	$361,964
Chief Financial Officer (6)	2015	$291,346	$—	$—	$46,766	$53,285	$32,044	$423,441
	2014	$290,941	$—	$104,680	$—	$17,481	$25,484	$438,586

Joseph V. Herold, SVP, Human Resources	2016	$275,000	$—	$30,000	$—	$85,000	$61,452	$451,452
	2015	$275,000	$—	$—	$46,766	$61,250	$39,404	$422,420

Colin M. Morris, SVP, General Counsel	2016	$315,000	$—	$30,000	$69,485	$80,000	$65,379	$559,864
	2015	$315,000	$—	$—	$—	$68,850	$72,063	$455,913
	2014	$314,423	$—	$271,190	$—	$23,625	$52,103	$661,341

Nicole M. Powe,	2016	$247,100	$50,000	$30,000	$—	$80,000	$27,720	$434,820
VP and Assistant General Counsel

(1)

Amounts disclosed for 2016 reflect one-time bonuses paid to Messrs. Spain and Summers and Ms. Powe in respect of their efforts in connection with the Merger and the Pasadena Sale. For additional information, please see “—Annual Incentive Compensation” above.

(2)

Amounts disclosed for 2016 reflect the full grant-date fair value of 2016 RSUs granted to our NEOs, which have been computed in accordance with ASC Topic 718. There can be no assurance that awards will vest or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all of our RSUs granted to executive officers in Note 18 to our consolidated financial statements included in this Annual Report.

(3)

Amounts disclosed for 2016 reflect the full grant-date fair value of 2016 stock options granted to Mr. Morris, which has been computed in accordance with ASC Topic 718. There can be no assurance that awards will vest or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all of our options granted to executive officers in Note 18 to our consolidated financial statements included in this Annual Report.

(4)

Each of our NEOs participated in our annual incentive program during 2016 and received an annual incentive award based on the achievement of certain financial and other performance criteria and determined by reference to target bonuses set forth in their respective employment agreements. Messrs. Forman, Summers, Herold and Morris, and Ms. Powe received 2016 annual incentive payments equal to approximately 50%, 115%, 62%, 51% and 108% of their respective target bonuses (or 50%, 36%, 31%, 25% and 32% of their respective base salaries). For additional information, please see “—Annual Incentive Compensation” above. Since Mr. Spain’s employment terminated prior to the end of fiscal year 2016, he was not eligible to receive a 2016 incentive award.

(5)

Amounts under the “All Other Compensation” column for the year ended December 31, 2016 consist of (i) 401(k) matching contributions of $9,079, $9,697, $11,654, $11,639 and $11,120 for Messrs. Summers, Spain, Herold and Morris, and Ms. Powe, respectively; (ii) perquisites consisting of company-paid travel reimbursements, long-term disability and supplemental life insurance; and (iii) payments made to Messrs. Summers, Spain, Herold and Morris, and Ms. Powe of $15,532, $21,278, $48,730, $52,672, and $15,532, respectively, with respect to their outstanding phantom units as a result of RNP’s declaration of cash distributions during 2016 and distributions related to the Merger and Pasadena Sale. The following table identifies and quantifies these benefits and perquisites for the calendar year 2016.

Perquisites

Name	Travel Reimbursements ($)	Long- Term Disability and Life Insurance ($)	Total ($)
Keith B. Forman	29,439	—	29,439
Paul M. Summers	—	1,068	1,068
Jeffrey R. Spain	—	1,068	1,068
Joseph V. Herold	—	1,068	1,068
Colin M. Morris	—	1,068	1,068
Nicole M. Powe	—	1,068	1,068

(6)	Effective November 11, 2016, Mr. Spain ceased to serve as the chief financial officer of Rentech.

Grants of Plan-Based Awards

The following table sets forth information with respect to our NEOs concerning the grant of plan-based awards from our plan during 2016.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of		All Other Option Awards: Number of Securities		Exercise or Base Price	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#) (1)		Underlying Options (#)		of Option Awards ($/Sh)	Awards ($) (1)
Keith B. Forman	12/14/2016	$—	$—	$—	—	—	—	200,000	(2)	—		$—	$392,000
	2016 Annual Non-Equity Incentive	$—	$500,000	$1,000,000

Paul M. Summers	12/14/2016	$—	$—	$—	—	—	—	15,000	(2)	—		$—	$30,000
	2016 Annual Non-Equity Incentive	$—	$82,500	$165,000	—	—	—	—		—		$—	$—

Jeffrey R. Spain	2016 Annual Non-Equity Incentive	$—	$116,538	$233,076	—	—	—	—		—		$—	$—

Joseph V. Herold	12/14/2016	$—	$—	$—	—	—	—	15,000	(2)	—		$-	$30,000
	2016 Annual Non-Equity Incentive	$—	$137,500	$275,000	—	—	—	—		—		$—	$—

Colin M. Morris	6/17/2016	$—	$—	$—	—	—	—	—		30,000	(3)	$2.81	$69,485
	12/14/2016	$—	$—	$—	—	—	—	15,000	(2)	—		$—	$30,000
	2016 Annual Non-Equity Incentive	$—	$157,500	$315,000	—	—	—	—		—		$—	$—

Nicole M. Powe	12/14/2016	$—	$—	$—	—	—	—	15,000	(2)	—		$—	$30,000
	2016 Annual Non-Equity Incentive	$—	$74,130	$148,260	—	—	—	—		—		$—	$—

(1)

All equity grants were made under the Rentech’s Second Amended and Restated 2009 Incentive Award Plan. Amounts reflect the full grant date fair value of Rentech RSUs and stock options granted during calendar year 2016, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the NEO. We provide information regarding the assumptions used to calculate the fair value of all compensatory equity awards made to executive officers in Note 18 to our consolidated financial statements included in Part II—Item 8 “Financial Statements and Supplementary Data” in this Annual Report. There can be no assurance that awards will vest (and, absent vesting no value will be realized by the executive for the unvested award), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.

(2)

These RSUs were granted on December 14, 2016 and vest in three substantially equal installments on December 14, 2017, 2018 and 2019, subject to the executive’s continued employment through the applicable vesting date and further subject to accelerated vesting (i) upon the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, within sixty days prior to or one year following a change in control of Rentech, or (ii) upon the executive’s death or disability.

(3)

These stock options were granted on June 17, 2016 and vested as to one-third on December 14, 2016 with the remaining two-thirds vesting in two substantially equal installments on December 14, 2017 and 2018, subject to the executive’s continued employment through the applicable vesting date and further subject to accelerated vesting (i) upon the executive’s termination of employment by the employer without cause or by the executive for good reason, in either case, within sixty days prior to or one year following a change in control of Rentech, or (ii) upon the executive’s death or disability.

Narrative Disclosure to Summary Compensation Table

and Grants of Plan-Based Awards Table

Employment and Severance Agreements

All of our NEOs are (or were in the case of Mr. Spain) employed by us at will and are (or were) terminable by us at any time, subject to the severance provisions (if applicable) contained in the employment arrangements with Messrs. Forman, and Morris, the change in control severance benefit agreement with Messrs. Summers and Herold, and, commencing March 16, 2017, Ms, Powe (and, during his employment with us, Mr. Spain), and during fiscal year 2016, the Company’s Severance Policy for Ms. Powe. Each of Messrs. Forman and Morris are party to an employment agreement with us. The employment agreement for Mr. Morris has a term that continues through November 3, 2017, subject to automatic one-year renewals absent 90-days’ advance notice from either party to the contrary. Mr. Forman’s employment agreement does not have a set term. Messrs. Summers and Herold, and Ms, Powe have not (and Mr. Spain had not) entered into employment agreements with us. However, Messrs. Summers and Mr. Herold have (and Mr. Spain had) entered into a change in control severance benefit agreement with us. In addition, Ms. Powe was covered by the Company’s Severance Policy dated December 14, 2015 during fiscal year 2016; however, she entered into a change in control severance benefits agreement with us which became effective as of March 16, 2017 (and, accordingly, is no longer covered by the Company’s Severance Policy).

Under their respective employment agreements, Messrs. Forman and Morris are entitled, respectively, to (i) current base salaries of $500,000 and $315,000, and (ii) an annual incentive bonus opportunity for 2017 targeted at 100% and 50% of their base salaries (with actual bonus eligibility ranging from zero to twice the applicable target). Although Messrs. Summers and Herold and Ms. Powe are not parties to employment agreements with us, Mr. Herold’s current base salary is $275,000 and his annual incentive bonus target for 2017 is 50% of his base salary. Mr. Summers’ current base salary is $275,000 and his annual incentive bonus target for 2017 is 40% of his base salary. Ms. Powe’s current base salary is $247,100 and her annual incentive bonus target for 2017 is 40% of her base salary. As of April 3, 2017, the base salaries of Messrs. Forman and Herold will be reduced to $450,000 and $250,000, respectively, with Mr. Forman’s bonus target remaining at 100% of his base salary and Mr. Herold’s bonus target being reduced to 40% of his base salary.

In addition, the employment agreements provide for customary indemnification, health, welfare, retirement and vacation benefits. The employment and change in control severance benefit agreements also contain customary confidentiality and other restrictive covenants. Each of the NEOs has also executed a corporate confidentiality and proprietary rights agreement. The employment agreements and Messrs. Herold’s and Summers’ severance agreements entitle our NEOs to certain severance payments upon qualifying terminations of employment. The employment agreement with Mr. Morris entitles him to a “gross-up” payment from the Company equal to any excise taxes that he incurs by operation of Internal Revenue Code Section 280G (and any taxes on such gross-up payment) in connection with a change in control of the Company, but we note that this gross-up payment is a legacy right and that Mr. Morris’ employment agreement, which contains gross-up payments, was not entered into or amended in any way during 2016. With the exception of this legacy agreement with Mr. Morris, no employment, change in control or other severance agreements, including Mr. Forman’s employment agreement, include any gross-up payments from the Company. Though not addressed in the employment agreements, each of our NEOs is entitled to accelerated vesting of certain equity awards in the event of a change in control of the Company. For a discussion of the severance and change-in-control benefits for which our NEOs are eligible under their employment agreements or, for Messrs. Summers and Herold, their change in control severance agreements, and Ms. Powe our Severance Policy, see “—Potential Payments upon Termination or Change-in-Control” below.

Outstanding Equity Awards at December 31, 2016

The following table sets forth information with respect to our NEOs, concerning the outstanding equity awards from us as of December 31, 2016. Footnotes to the table describe the generally applicable vesting conditions for each award. For a description of applicable accelerated vesting provisions, see “—Potential Payments upon Termination or Change-in-Control” below.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units or Shares of Stock that have not Vested (#)	Market Value of Units or Shares of Stock that have not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (1)	Notes
Keith B. Forman	55,124	55,125	—	$12.40	12/30/2019	—	$—	—	$—	(2)
	133,333	266,667	—	$3.03	12/14/2025	—	$—	—	$—	(3)
	—	—	—	$—	—	—	$—	50,413	$125,024	(4)
	—	—	—	$—	—	200,000	$496,000	—	$—	(5)

Paul M. Summers	6,667	13,333	—	$3.03	12/14/2025	—	$—	—	$—	(3)
		—	—			—	$—	2,959	$7,338	(4)
		—	—			15,000	$37,200	—	$—	(5)

Jeffrey R. Spain	8,063	—	—	$9.20	5/11/2017	—	$—	—	$—	(6)

Joseph V. Herold	5,375	—	—	$14.70	12/12/2021	—	$—	—	$—	(7)
	10,000	20,000	—	$3.03	12/14/2025	—	$—	—	$—	(3)
	—	—	—	$—	—	—	$—	8,547	$21,197	(4)
	—	—	—	$—	—	15,000	$37,200	—	$—	(5)

Colin M. Morris	17,708	—	—	$8.90	10/4/2020	—	$—	—	$—	(8)
	—	30,000	—	$2.81	6/17/2026	—	$—	—	$—	(9)
	—	—	—	$—	—	—	$—	9,240	$22,915	(4)
	—	—	—	$—	—	15,000	$37,200	—	$—	(5)

Nicole M. Powe	6,667	13,333	—	$3.03	12/14/2025	—	$—	—	$—	(3)
	2,150	—	—	$20.70	4/16/2017	—	$—	—	$—	(10)
	—	—	—	$—	—	—	$—	2,582	$6,402	(4)
	—	—	—	$—	—	15,000	$37,200	—	$—	(5)

(1)	Rentech equity award values were calculated based on the $2.48 closing price of our common stock on December 30, 2016.
(2)

Represents stock options granted on December 30, 2014, which vested as to one-fourth of the shares subject thereto on December 9, 2015. The balance vests in equal monthly increments thereafter for the following three years, subject to the executive’s continued employment through the applicable vesting date (these options are referred to below as the “2014 Forman Options”).

(3)

Represents stock options granted on December 14, 2015, which vested as to one-third on December 14, 2016, and the remaining two-thirds of which will vest  in two substantially equal annual installments on December 14, 2017 and 2018, subject to the executive’s continued employment through the applicable vesting date (these options are referred to below as the “2015 Options”).

(4)

Represents PSUs granted on December 30, 2014 (with respect to Mr. Forman) and December 19, 2014 (with respect to the other NEOs), vesting over a four year period based on our total shareholder return over the relevant period, subject to the executive’s continued employment through the applicable vesting date (these PSUs are referred to below as the “2014 PSUs”).

(5)

Represents RSUs granted on December 14, 2016, which will vest in three substantially equal annual installments on December 14, 2017, 2018 and 2019, subject to the executive’s continued employment through the applicable vesting date (these RSUs are referred to below as the “2016 RSUs”).

(6)	Represents stock options granted on July 28, 2011, which vested in one-third installments on each of July 28, 2012, 2013 and 2014.

(7)	Represents stock options granted on December 12, 2011, which vested in one-third installments on each of December 12, 2012, 2013 and 2014.
(8)	Represents stock options granted on October 4, 2010, which vested in three equal annual installments on each of October 4, 2011, 2012 and 2013.
(9)

Represents stock options granted on June 17, 2016, which vested as to one-third on December 14, 2016, and the remaining two-thirds will vest in two substantially equal annual installments on December 14, 2017 and 2018, subject to the executive’s continued employment through the applicable vesting date (these options are referred to below as the “2016 Options”).

(10)	Represents stock options granted on April 16, 2007, which vested in one-third installments on each of April 16, 2008, 2009 and 2010.

Option Exercises, Stock Vested and Units Vested

The following table sets forth information with respect to our NEOs concerning the option exercises and stock vested under our equity plan(s) and the phantom units vested under RNP’s plan during calendar year 2016.

	Option Awards		Stock Awards		Unit Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Keith B. Forman	—	$—	—	$—	—	$—
Paul M. Summers	—	$—	1,059	$2,076	1,371	$15,396
Jeffrey R. Spain	—	$—	—	$—	1,878	$21,090
Joseph V. Herold	—	$—	1,477	$2,895	4,301	$48,300
Colin M. Morris	—	$—	1,596	$3,128	4,649	$52,208
Nicole M. Powe	—	$—	1,059	$2,076	1,371	$15,396

(1)	Amounts shown are based on the fair market value of Rentech’s common stock on the applicable vesting date.
(2)	Amounts shown are based on the fair market value of RNP’s common units on the applicable vesting date.

Potential Payments upon Termination or Change-in-Control

Our NEOs are entitled to certain payments and benefits upon qualifying terminations of employment and, in certain cases, in connection with a change in control at the Company. The following discussion describes the terms and conditions of these payments and benefits and the circumstances in which they will be paid or provided. All severance payments are conditioned upon the executive’s execution of a general release of claims against the Company. In the event that any severance payment is subject to “golden parachute” excise taxes under Internal Revenue Code Section 280G, Mr. Morris is entitled to receive gross-up payments from us for any such excise taxes plus any excise, income or payroll taxes owed on the gross-up payment.

Termination Not in Connection with a Change in Control

Under the employment agreements for Messrs. Forman and Morris, upon termination of the executive’s employment by us without cause or by the executive with good reason (each as defined in the employment agreements), the executives are entitled to receive: (i) two times (in the case of Mr. Forman) or one-time (in the case of Mr. Morris) base salary payable in substantially equal installments over a period of two years (with respect to Mr. Forman) or one year (with respect to Mr. Morris); (ii) in the case of Mr. Morris, payment of his target annual bonus on the date that annual bonuses are paid generally for the year in which termination occurs, and (iii) Company-paid continuation health benefits for up to eighteen months following the date of termination. Upon termination of the employment of Mr. Morris due to our non-renewal of his employment terms, he will be entitled to receive an amount equal to one times base salary, payable over the one-year period following termination, and, at our discretion, an annual bonus for the fiscal year preceding the non-renewal.

Under Mr. Spain’s severance agreement, upon an involuntary termination of his employment by Rentech without cause or by Mr. Spain for good reason (each as defined in the severance agreement), or the expiration of the term of his employment under the severance agreement (if he had remained employed through the end of the employment term), Mr. Spain would have been entitled to receive (i) twenty-six weeks’ base salary, payable over a six-month period, and (ii) up to six months of subsidized healthcare premiums.

Under the Company’s Severance Policy (which covered Ms. Powe during fiscal year 2016), in the event Ms. Powe had been terminated during fiscal year 2016 other than for cause, or had resigned for good reason (each as defined in the Severance Policy), within one month prior to or one year after a material change in the location of the corporate office to which she is assigned, Ms.

Powe would have been entitled to receive: (i) twenty-six weeks’ base salary, payable over a six-month period, and (ii) up to six months of subsidized healthcare premiums. Under the terms of their change in control severance benefit agreements with us, Messrs. Summers and Herold (and under her 2017 change in control severance benefit agreement with us, Ms. Powe) are not entitled to severance upon a qualifying termination of their employment that does not occur in connection with a change in control.

In addition, the 2016 RSUs, 2016 Options and 2015 Options held by our NEOs will accelerate and vest in full upon a termination of employment due to the applicable executive’s death or disability.

Change in Control (No Termination)

The NEOs are not entitled to any cash payments based solely on the occurrence of a change in control (absent any qualifying termination). In addition, the 2016 RSUs, 2016 Options, 2015 Options, and 2014 Forman Options, are not impacted by a change in control alone, but instead require a qualifying termination in connection with such change in control to vest on an accelerated basis.

With respect to the 2014 PSUs, if a change in control occurs prior to the year 3 measurement date, then a number of PSUs are eligible to vest on the year 3 measurement based on the per share change in control transaction proceeds, subject to the holder’s continued service through such year 3 measurement date. If, however, the change in control occurs after the year 3 measurement date but prior to the year 4 measurement date, the applicable performance period ends upon the change in control and may, depending the per share change in control transaction proceeds, result in the vesting of such 2014 PSUs (provided that the applicable service-vesting requirements are met). However, as of December 31, 2016, none of the 2014 PSUs met these criteria and, accordingly, none were eligible for accelerated vesting upon a change in control.

Termination in Connection with a Change in Control

Pursuant to their respective employment agreements, upon a termination of employment without cause, for good reason or due to a non-renewal of the applicable employment term by us, in any case, within three months before or two years after a change in control of us, Messrs. Forman and Morris will receive the severance described above, except that (i) the base salary component of the executive’s severance will be paid in a lump sum and (ii) in the case of Mr. Morris, if his actual annual bonus for the year immediately preceding the change in control exceeds his target bonus for the year in which the termination occurs, he will receive one times base salary plus the amount of such prior-year bonus (instead of base salary plus target annual bonus). Mr. Morris’ employment agreement provides that he would be entitled to a “gross-up” payment covering all taxes, penalties and interest associated with any “golden parachute” excise taxes that are imposed on him by reason of Internal Revenue Code Section 280G in connection with a change in control of us. With the exception of this legacy agreement with Mr. Morris, no employment, change in control or other severance agreements, including Mr. Forman’s employment agreement, include any gross-up payments from the Company. Upon a termination of Mr. Spain’s employment in connection with a change in control, Mr. Spain was entitled to receive (during his employment with us) the same severance payments and benefits described above under “Termination Not in Connection with a Change in Control.”

Under the terms of their change in control severance benefit agreements with us, upon a termination of employment without cause or for good reason, in any case, within one month before or one year after a change in control of us, Messrs. Summers and Herold (and under her 2017 change in control severance benefit agreement with us, Ms. Powe) are entitled to receive (i) an amount equal to one times their respective base salaries, (ii) payment of their respective target annual bonuses (40% of base salary for Mr. Summers, Mr. Herold, and Ms. Powe), and (iii) Company-paid continuation health benefits for up to twelve months following the date of termination.

Under the Company’s Severance Policy (which covered Ms. Powe during fiscal year 2016), in the event that, during fiscal year 2016, Ms. Powe had been terminated for other than cause, or had resigned for good reason, within one month prior to or one year after a change in control of the Company, Ms. Powe would have been entitled to receive the same severance payments and benefits described above under “Termination Not in Connection with a Change in Control.”

In addition, our NEOs will be entitled to the following enhanced vesting provisions with respect to qualifying terminations occurring in connection with a change in control:

•	The 2014 Forman Options will vest in full if the executive terminates employment without cause or for good reason, in either case, within two years after the change in control.
•

The 2015 Options and 2016 Options will vest in full if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or one year after the change in control.

•

The 2014 PSUs will vest on an accelerated basis (to the extent then unvested) based on the per share change in control transaction proceeds, if the executive terminates employment without cause or for good reason, in either case, within two years after the change in control.

•

The 2016 RSUs will vest on an accelerated basis in full, if the executive terminates employment without cause or for good reason, in either case, within sixty days prior to or eighteen months after the change in control.

Clawback of Incentive Compensation

Under Retention Bonus Agreements with Messrs. Summers and Herold and Ms. Powe (as described under “Annual Incentive Compensation” above), their respective bonus payments are subject to clawback provisions. If, prior to December 31, 2017, the applicable NEO’s employment with the Company is terminated by the Company for cause or by the NEO without good reason, then, in either case, the NEO must promptly (but in no event more than thirty (30) days following termination) repay to the Company the aggregate amount of the bonus previously received by the NEO.

The following table summarizes the change-in-control and/or severance payments and benefits to which our NEOs would have become entitled if the relevant event(s) had occurred on December 31, 2016, in accordance with applicable disclosure rules. Mr. Spain was not entitled to receive severance benefits as of December 31, 2016 (and therefore is excluded from the table below) because he ceased his employment with Rentech in November 2016.

Name	Benefit	Termination without Cause or for Good Reason ($)		Termination due to Non- Renewal or Expiration of Term($)		Termination due to Death/Disability ($)		Qualifying Termination in Connection with a Change in Control		Other Terminations
Keith B. Forman	Cash Severance	$1,000,000	(1)	$—		$—		$1,000,000	(2)	$—
	Value of Accelerated Stock Awards (3)	—		—		496,000	(4)	496,000	(5)	—
	Value of Healthcare Premiums	—	(6)	—		—		—	(6)	—
	Total	$1,000,000		$—		$496,000		$1,496,000		$—
Paul M. Summers	Cash Severance	$—		$—		$—		$385,000	(7)	$—
	Value of Accelerated Stock Awards (3)	—		—		37,200	(8)	37,200	(9)	—
	Value of Healthcare Premiums	—		—		—		7,470	(6)	—
	Total	$—		$—		$37,200		$429,670		$—
Joseph V. Herold	Cash Severance	$—		$—		$—		$385,000	(10)	$—
	Value of Accelerated Stock Awards (3)	—		—		37,200	(11)	37,200	(12)	—
	Value of Healthcare Premiums	—		—		—		21,768	(6)	—
	Total	$—		$—		$37,200		$443,968		$—
Colin M. Morris	Cash Severance	$472,500	(13)	$315,000	(14)	$—		$472,500	(15)	$—
	Value of Accelerated Stock Awards (3)	—		—		37,200	(16)	37,200	(17)	—
	Value of Healthcare Premiums	11,206	(6)	—		—		11,206	(6)	—
	Total	$483,706		$315,000		$37,200		$520,906	(18)	$—
Nicole M. Powe	Cash Severance	$123,550	(19)	$—		$—		$123,550	(20)	$—
	Value of Accelerated Stock Awards (3)	—		—		37,200	(21)	37,200	(22)	—
	Value of Healthcare Premiums	10,884	(6)	—		—		10,884	(6)	—
	Total	$134,434		$—		$37,200		$171,634		$—

(1)	Represents two times Mr. Forman’s annual base salary, payable over the two-year period after his termination date.
(2)	Represents two times Mr. Forman’s annual base salary, payable in a lump sum upon termination.
(3)

Value of PSUs and RSUs determined by multiplying the number of accelerating PSUs and RSUs by the fair market value of Rentech’s common stock on December 30, 2016 ($2.48). Stock options will vest upon a termination of employment (i) due to the applicable executive’s death or disability and (ii) without cause or for good reason, in either case, within two years after the change in control for the 2014 Forman Options, and within sixty days prior to or one year after the change in control for the 2015 Options and 2016 Options. At December 31, 2016, all the stock options were out of the money.

(4)

Represents the aggregate value of 200,000 unvested 2016 RSUs held by Mr. Forman that would have vested on an accelerated basis upon Mr. Forman’s termination due to death or disability on December 31, 2016.

(5)

Represents the aggregate value of 200,000 unvested 2016 RSUs held by Mr. Forman that would have vested on an accelerated basis if Mr. Forman terminated employment without cause or for good reason on December 31, 2016 and such termination occurred within eighteen months (or, with respect to the 2014 Forman Options, two years) after a change in control. The 2014 PSUs held by Mr. Forman would be deemed attained based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2014 PSUs had not been attained as of December 31, 2016, and, accordingly, none of the unvested 2014 PSUs would have vested on an accelerated basis.

(6)

Represents the cost of Company-paid continuation health benefits for eighteen months (for Mr. Morris), twelve months (for Messrs. Summers and Herold) or six months (for Ms. Powe), based on our estimated costs to provide such coverage. Mr. Forman is eligible for Company-paid continuation of health benefits for eighteen months following termination; however, he does not currently participate in the Company’s health plan and, as a result, would not receive any continued healthcare benefits upon termination.

(7)

Represents Mr. Summers annual base salary, payable over the one-year period after his termination date (or, if his termination date precedes a change in control, over the one-year period after the change in control) plus his target annual incentive bonus (which equals 40% of his annual salary).

(8)

Represents the aggregate value of 15,000 unvested 2016 RSUs held by Mr. Summers that would have vested on an accelerated basis upon Mr. Summers’ termination due to death or disability on December 31, 2016.

(9)

Represents the aggregate value of 15,000 unvested 2016 RSUs held by Mr. Summers that would have vested on an accelerated basis if Mr. Summers terminated employment without cause or for good reason on December 31, 2016 and such termination occurred within eighteen months (or, with respect to the 2015 Options, one year) after a change in control. The 2014 PSUs held by Mr. Summers would vest based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2014 PSUs had not been attained as of December 31, 2016, and, accordingly, none of the unvested 2014 PSUs would have vested on an accelerated basis.

(10)

Represents Mr. Herold’s annual base salary, payable over the one-year period after his termination date (or, if his termination date precedes a change in control, over the one-year period after the change in control) plus his target annual incentive bonus (which equals 40% of his annual salary).

(11)

Represents the aggregate value of 15,000 unvested 2016 RSUs held by Mr. Herold that would have vested on an accelerated basis upon Mr. Herold’s termination due to death or disability on December 31, 2016.

(12)

Represents the aggregate value of 15,000 unvested 2016 RSUs held by Mr. Herold that would have vested on an accelerated basis if Mr. Herold terminated employment without cause or for good reason on December 31, 2016 and such termination occurred within eighteen months (or, with respect to the 2015 Options, one year) after a change in control. The 2014 PSUs held by Mr. Herold would vest based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2014 PSUs had not been attained as of December 31, 2016, and, accordingly, none of the unvested 2014 PSUs would have vested on an accelerated basis.

(13)	Represents Mr. Morris’ annual base salary, payable over the one-year period after his termination date, plus his target annual incentive bonus.
(14)	Represents Mr. Morris’ annual base salary, payable over the one-year period after his termination date.
(15)	Represents the executive’s annual base salary plus target bonus or prior year’s bonus, whichever is higher, payable in a lump sum upon termination.
(16)

Represents the aggregate value of 15,000 unvested 2016 RSUs held by Mr. Morris that would have vested on an accelerated basis upon Mr. Morris’ termination due to death or disability on December 31, 2016.

(17)

Represents the aggregate value of 15,000 unvested 2016 RSUs held by Mr. Morris that would have vested on an accelerated basis if Mr. Morris terminated employment without cause or for good reason on December 31, 2016 and such termination occurred within eighteen months (or, with respect to the 2016 Options, one year) after a change in control. The 2014 PSUs held by Mr. Morris would vest based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2014 PSUs had not been attained as of December 31, 2016, and, accordingly, none of the unvested 2014 PSUs would have vested on an accelerated basis.

(18)

As of December 31, 2016, no excise taxes would have been imposed by Section 4999 of the Internal Revenue Code on the relevant payments and benefits, meaning that no gross-up obligations would have applied. Accordingly, no gross-up amounts are included in these figures.

(19)

Represents twenty-six weeks of Ms. Powe’s annual base salary, payable over the six-month period after her termination date if such termination is in conjunction with the relocation of the corporate office to which she is assigned.

(20)	Represents twenty-six weeks of Ms. Powe’s annual base salary, payable over the six-month period after her termination date.
(21)	Represents the aggregate value of 15,000 unvested 2016 RSUs held by Ms. Powe that would have vested on an accelerated basis upon Ms. Powe’s termination due to death or disability on December 31, 2016.
(22)

Represents the aggregate value of 15,000 unvested 2016 RSUs held by Ms. Powe that would have vested on an accelerated basis if Ms. Powe terminated employment without cause or for good reason on December 31, 2016 and such termination occurred within eighteen months (or, with respect to the 2015 Options, one year) after a change in control. The 2014 PSUs held by Ms. Powe would vest based on actual performance as of the date of the change in control. The threshold level of performance criteria applicable to the 2014 PSUs had not been attained as of December 31, 2016, and, accordingly, none of the unvested 2014 PSUs would have vested on an accelerated basis.

Director Compensation

The following table sets forth compensation information with respect to our non-employee directors during 2016.

Name	Fees Earned	Stock Awards (1) (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael S. Burke	$65,000	$50,018	$—	$—	$—	$—	$115,018
General Wesley K. Clark	$43,479	$50,018	$—	$—	$—	$—	$93,497
Patrick Fleury (4)	$—	$—	$—	$—	$—	$—	$—
Kevin Rendino (5)	$37,125	$50,018	$—	$—	$—	$—	$87,143
Ronald M. Sega	$50,000	$50,018	$—	$—	$—	$—	$100,018
Edward M. Stern	$65,979	$50,018	$—	$—	$—	$—	$115,997
Halbert S. Washburn	$75,979	$50,018	$—	$—	$—	$—	$125,997
John A. Williams (6)	$52,500	$50,018	$—	$—	$—	$—	$102,518

(1)

Amounts reflect the full grant-date fair value of the 2016 stock grants, calculated in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all awards made to non-employee directors in Note 18 to our consolidated financial statements in Part II—Item 8 “Financial Statements and Supplementary Data” to this Annual Report.

(2)	During 2016, each director, except for Mr. Fleury, received 17,800 shares of fully vested stock grants.
(3)	None of our directors held options as of December 31, 2016.
(4)	Mr. Fleury elected not to be compensated for his participation on the board of Rentech. Mr. Fleury ceased to serve on the Board in April 2016.
(5)	Mr. Rendino began serving on the Board in April 2016.
(6)	Mr. Williams ceased to serve on the Board in February 2017.

Directors who are our employees do not receive additional compensation for their services on the Board.

Director Compensation Program

For 2016, the non-employee directors received a mix of equity awards and cash retainers for their service on our Board. Under the current director compensation program, each non-employee director serving immediately following our annual meeting of shareholders is granted a number of shares of our fully vested common stock obtained by dividing $50,000 by the fair market value of our common stock on the date of grant, rounded up to the nearest 10 shares.

Each director also receives annual cash retainers for chairing or participating on committees of our Board and for service as a member of our Board during the applicable year (pro-rated for any partial year), as follows:

Board Service
Annual Retainer:	$40,000
Chairman of the Board Additional Annual Retainer:	$25,000
Committee Service
Audit Committee:
Chair Annual Fee:	$17,500
Committee Member (Non-Chair) Fee:	$7,500
Compensation Committee:
Chair Annual Fee:	$17,500
Committee Member (Non-Chair) Fee:	$7,500
Finance Committee (1):
Committee Member Fee:	$7,500
Nominating Committee:
Chair Annual Fee:	$10,000
Committee Member (Non-Chair) Fee:	$5,000

(1)	In June 2016, we eliminated this committee.

Directors are also reimbursed for reasonable out-of-pocket expenses incurred in their capacity as directors. No additional fees are paid to directors for attendance at our Board or committee meetings.

Compensation Committee Interlocks and Insider Participation

During 2016, the following individuals served as members of the Compensation Committee: Michael S. Burke, Kevin Rendino, Edward M. Stern, and Halbert S. Washburn. None of these individuals has ever served as our officer or employee or an officer or employee of any of our subsidiaries. None of our executive officers has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also one of our directors.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2017 by (i) all owners of record or those who are known to us to beneficially own more than 5% of the issued and outstanding shares of our common stock, (ii) each director and named executive officer, or NEO, identified in the tables under Item 11 “Executive Compensation,” and (iii) by all executive officers and directors as a group:

Directors and Named Executive Officers (1) (2) (3) Listed in alphabetical order	Amount and Nature of Beneficially Ownership (4)	Percentage of Class (5)
Michael S. Burke	63,294	*
General Wesley K. Clark	45,800	*
Keith B. Forman	193,659	*
Joseph V. Herold	19,424	*
Colin M. Morris	86,203	*
Nicole M. Powe	15,454	*
Kevin Rendino	67,800	*
Ronald M. Sega	61,748	*
Jeffrey R. Spain (6)	33,496	*
Edward M. Stern	66,189	*
Paul M. Summers	19,546	*
Halbert S. Washburn	60,720	*
John A. Williams (7)	31,176
All directors and executive officers as a group (11 persons)	699,837	3.0

Beneficial Owners of More than 5%	Amount and Nature of Beneficially Ownership	Percentage of Class
Raging Capital Management, LLC (8)	4,366,781	18.8
Ariel Investments, LLC (9)	2,272,066	9.8
Lloyd I. Miller, III (10)	1,333,673	5.7

*	Less than 1%
(1)

Except as otherwise noted and subject to applicable community property laws, each shareholder has sole or shared voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 1000 Potomac Street NW, 5th Floor, Washington, DC 20007.

(2)

If a person has the right to acquire shares of common stock subject to options, then such shares are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock that may be acquired within 60 days of February 28, 2017 and are included in the table above:

•	Keith B. Forman — 188,459 under options;
•	Joseph V. Herold — 15,375 under options;
•	Colin M. Morris — 27,707 under options;
•	Nicole M. Powe — 8,816 under options;
•	Jeffrey R. Spain — 8,063 under options;
•	Paul M. Summers — 6,666 under options; and
•	all directors and executive officers as a group — 247,023 under options.
(3)	The Security Ownership table above does not include the following:

(A) Performance-vesting restricted stock units, or PSUs, granted during the year ended December 31, 2014 and held by our NEOs that vest over a four year period based on the level of total shareholder return over such period (the numbers below represent the target number of PSUs that may be issued to the NEOs):

•	Keith B. Forman — 100,826 PSUs;
•	Joseph V. Herold — 17,093 PSUs;

•	Colin M. Morris — 18,479 PSUs;
•	Nicole M. Powe — 5,163 PSUs; and
•	Paul M. Summers — 5,917 PSUs.

(B) unvested RSUs and/or options that will vest assuming the continued employment of the officer or director beyond each applicable vesting date:

•	Keith B. Forman — 321,790 under options and 200,000 RSUs;
•	Joseph V. Herold — 20,000 under options and 15,000 RSUs;
•	Colin M. Morris — 20,000 under options and 15,000 RSUs;
•	Nicole M. Powe — 13,334 under options and 15,000 RSUs; and
•	Paul M. Summers — 13,334 under options and 15,000 RSUs.
(4)	Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the SEC.
(5)	Based on 23,200,996 shares of common stock outstanding as of February 28, 2017.
(6)	As of November 11, 2016, Mr. Spain’s last day of employment with Rentech.
(7)	As of February 6, 2017, Mr. Williams’ last day on the board of Rentech.
(8)

Based on information in a Schedule 13D/A filed by Raging Capital Management, LLC and William C. Martin, or together RCM, with the SEC on March 9, 2017 for its holdings as of March 7, 2017, RCM reported that they were beneficial owners of 4,366,781 shares, with no sole power to vote or sell the shares, but shared voting power and power to dispose. RCM’s principal business office address is Ten Princeton Avenue, P.O. Box 228, Rocky Hill, New Jersey 08553.

(9)

Based on information in a Schedule 13G/A filed by Ariel Investments, LLC, or Ariel, with the SEC on February 14, 2017 for its holdings as of December 31, 2016, Ariel reported that it has sole power to vote 1,318,256 shares, and that it has the sole power to dispose of all 2,272,066 of its shares. Ariel’s principal business office address is 200 East Randolph Drive, Suite 2900, Chicago, IL 60601.

(10)

Based on information in a Schedule 13G/A filed by Lloyd I. Miller, III, or Miller, with the SEC on January 30, 2017, for its holdings as of December 31, 2016. Miller reported that he was beneficial owner of 1,333,673 shares, with sole power to vote or power to dispose of 1,283,673 shares, and shared voting power and power to dispose of 50,000 shares. Miller’s principal business office address is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in common (a)) (c)
Equity compensation plans approved by security holders	1,502,000	$2.08	439,000
Equity compensation plans not approved by security holders	312,000	$4.38	—
Total	1,814,000	$2.47	439,000

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

On March 11, 2016 and April 1 2016, we entered into amendments to our credit agreement with certain funds managed by or affiliated with GSO Capital, which beneficially owned approximately 16.4% of our common stock on an as-converted basis as of March 31, 2016. See “Note 13 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in this report for further information. These transactions were approved by our Board, including all of the members of the Audit Committee, with Mr. Fleury, who was a Managing Director with GSO Capital, abstaining from the approval.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed and expected to be billed for audit fees, audit-related fees, tax fees and other services rendered by BDO USA, LLP and PricewaterhouseCoopers LLP for the years ended December 31, 2016 and 2015, as applicable.

	For the Years Ended December 31,
	2016	2015
BDO USA, LLP (1)
Audit Fees (2)	$955,000	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$955,000	$—

PricewaterhouseCoopers LLP (3)
Audit Fees (4)	$415,400	$2,845,290
Audit-Related Fees	—	—
Tax Fees (5)	111,438	297,000
All Other Fees	—	—
Total	$526,838	$3,142,290

(1)

On September 20, 2016, the Audit Committee of the Board of Directors of the Company approved the engagement of BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016. The effective date of BDO’s acceptance of its engagement as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016 was September 23, 2016. During the fiscal years ended December 31, 2015 and 2014, and the subsequent interim period through September 20, 2016, neither the Company, nor anyone acting on its behalf, has consulted with BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, in any case where either a written report or oral advice was provided to the Company by BDO that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

(2)

Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of Rentech’s consolidated financial statements for the year ended December 31, 2016, and for the audit of Rentech’s internal control over financial reporting and reviews of the financial statements included in Rentech’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit for the year ended December 31, 2016.

(3)

On September 20, 2016, the Audit Committee of the Board of Directors of the Company approved the dismissal of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm. PwC’s reports on the consolidated financial statements of the Company and its subsidiaries as of and for the fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2015 and 2014, and the subsequent interim period through September 20, 2016, the date of PwC’s dismissal, (i) there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused PwC to make reference thereto in their reports on the consolidated financial statements for such fiscal years and (ii) there were no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except for the following reportable events. As disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 and in its quarterly reports on Form 10-Q for the quarters ending June 30, 2014, September 30, 2014 and March 31, 2015, management concluded that the Company s internal controls over financial reporting were not effective due to the existence of material weaknesses in the Company’s internal control over financial reporting related to the following: the Company did not design and maintain effective internal controls over (i) the review of the cash flow forecasts used in the accounting for long-lived asset recoverability and goodwill impairment, (ii) the determination of the goodwill impairment charge in accordance with generally accepted accounting principles, and (iii) maintaining documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests. Specifically, with respect to (i) and (ii), the Company did not design and maintain effective internal controls related to determining the fair value of reporting units for the purpose of performing goodwill impairment testing and documenting management’s review of assumptions used in its cash flow forecasts for long-lived asset recoverability and goodwill impairment. The Company disclosed in its quarterly report on Form 10-Q for the quarter ended June 30, 2015 that it had remediated its material weakness over maintaining documentation supporting management’s review of events and changes in circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests, and the Company disclosed the continued existence of the other two material weaknesses described above.  The Company disclosed in its quarterly report on Form 10-Q for the quarter ended September 30, 2015 that it had remediated the material weakness relating to management’s review of assumptions used in cash flow forecasts for testing of goodwill impairment and the determination of the goodwill impairment charge.  The Company continued to report the material weakness related to fact that the Company did not design and maintain effective internal controls related to documenting management’s review of assumptions used in its cash flow forecasts for long-lived asset impairment and recoverability in its quarterly reports on Form 10-Q for the periods ended September 30, 2015, March 31, 2016 and June 30, 2016 as well as in its annual report on Form 10-K for the period ended December 31, 2015. Additionally, the Company disclosed the existence of a material weakness in its quarterly report on Form 10-Q for the quarter ended June 30, 2016 related to the fact that the Company did not maintain effective internal controls over the allocation of GAAP income tax expense between continuing and discontinued operations. Specifically, the Company did not perform certain procedures over the allocation of the GAAP tax provision between continuing and discontinued operations in the second quarter in accordance with our designed controls. The Audit Committee discussed these matters with PwC and has authorized PwC to respond fully to the inquiries of the successor auditor.

(4)

Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of Rentech’s consolidated financial statements for the year ended December 31, 2015, and for the audit of Rentech’s internal control over financial reporting and reviews of the financial statements included in Rentech’s and RNP’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit for the year ended December 31, 2015.

(5)

Represents the aggregate fees billed and expected to be billed for Rentech’s 2015 tax return and 2016 and 2015 tax consultation regarding various issues including property and sales tax issues, and research and development credits.

The Audit Committee is required to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. Non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO USA, LLP and PricewaterhouseCoopers LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee pre-approved all fees incurred in the years ended December 31, 2016 and 2015.

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

2.4

Termination Agreement dated as of September 9, 2016, by and among Rentech Inc., Rentech Energy Technology Center, LLC, Sunshine Kaidi New Energy Group Co., Ltd., RES USA, LLC, Harvest International New Energy Co., Ltd. and Wuhan Kaidi Engineering Technology Research Institute Co., LTD. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Rentech, Inc. on September 15, 2016).

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

10.1**	Employment Agreement with Colin Morris (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.2**

Rentech, Inc. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed by Rentech on December 14, 2010).

10.3**

Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on July 20, 2006).

10.4**	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed by Rentech on February 9, 2005).

10.5**	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on March 29, 2007).

10.6**	First Amendment to Rentech’s Amended and Restated 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.7**	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 22, 2009).

10.8**	First Amendment to Rentech’s 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rentech on November 6, 2009).

10.9**	Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on May 13, 2011).

10.10

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

10.11**	Second Amended and Restated 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rentech on June 5, 2013).

10.12

Amended and Restated Joint Venture and Operating Agreement of Rentech Graanul, LLC, dated April 30, 2013, by and among the parties specified therein (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rentech on August 8, 2013).

10.13***

Agreement for the Sale and Purchase of Biomass, dated April 30, 2013 between Drax Power Limited and RTK WP Canada, ULC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Rentech on August 8, 2013).

10.14***

Master Services Agreement, dated April 30, 2013 between RTK WP Canada, ULC and Quebec Stevedoring Company Limited (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Rentech on August 8, 2013).

10.15

Amendment Agreement for the Sale and Purchase of Biomass, dated February 11, 2014 between Drax Power Limited and RTK WP Canada, ULC (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed by Rentech on March 17, 2014).

10.16

Letter Agreement Re: MIPSA Purchase Price, dated as of August 28, 2014, between Rentech, Inc. and Sunshine Kaidi New Energy Group Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Rentech on November 10, 2014).

10.17

Letter Agreement Re: MIPSA Closing Date, dated as of September 30, 2014, between Rentech, Inc. and Sunshine Kaidi New Energy Group Co., Ltd. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Rentech on November 10, 2014).

10.18**

Employment Agreement, entered into as of December 30, 2014 and effective as of December 9, 2014, by and between Rentech, Inc. and Keith B. Forman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by Rentech, Inc. and Rentech Nitrogen Partners, L.P. on January 6, 2015).

10.19**

Inducement Total Shareholder Return Performance Share Award entered into as of December 30, 2014 by and between Rentech, Inc. and Keith B. Forman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by Rentech, Inc. and Rentech Nitrogen Partners, L.P. on January 6, 2015).

10.20**

Inducement Stock Option Grant Notice and Stock Option Agreement entered into as of December 30, 2014 by and between Rentech, Inc. and Keith B. Forman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by Rentech, Inc. and Rentech Nitrogen Partners, L.P. on January 6, 2015).

10.21**

First Amendment to Second Amended and Restated Rentech, Inc. 2009 Incentive Award Plan, effective as of July 1, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on July 2, 2014).

10.22

Amendment, dated as of February 25, 2015, to the Agreement for Sale and Purchase of Biomass, dated May 1, 2013, between Drax Power Limited and RTK WP Canada, ULC (incorporated by reference to Exhibit 10.6 to Current Report on Form 10-Q filed by Rentech, Inc. on May 11, 2015).

10.23

Amendment, dated as of August 7, 2015, to the Agreement for Sale and Purchase of Biomass, dated May 1, 2013, between Drax Power Limited and RTK WP Canada, ULC (incorporated by reference to Exhibit 10.1 to Current Report on Form 10-Q filed by Rentech, Inc. on August 10, 2015).

10.24

Transaction Agreement by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech Inc., DSHC, LLC and Rentech Nitrogen Holdings, Inc. dated as of August 9, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.25

Registration Rights Agreement by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech Nitrogen Holdings, Inc. and DSHC, LLC, dated as of August 9, 2015 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CVR Partners, LP with the SEC on August 13, 2015).

10.26

Membership Interest Purchase Agreement, dated as of March 14, 2016, by and among Pasadena Commodities International, LLC, as Buyer, Rentech Nitrogen Partners, L.P. as Seller, Rentech, Inc. as Seller Representative and Rentech Nitrogen Pasadena Holdings, LLC, as the Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on March 18, 2016).

10.27

Separation Agreement, dated as of March 14, 2016, by and among Rentech Nitrogen Partners, L.P., Rentech Nitrogen GP, LLC and Rentech Nitrogen Pasadena Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Rentech, Inc. on March 18, 2016).

10.28**

Change in Control Severance Benefits Agreement, effective as of March 23, 2016, by and between Rentech, Inc. and Jeffrey Spain (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on March 29, 2016).

10.29

Preferred Equity Exchange and Discharge Agreement, dated as of April 1, 2016, by and among the Company, DSHC, the GSO Funds party thereto and GSO Capital Partners LP, as the Holders’ Representative (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Rentech, Inc. on April 7, 2016).

10.30

Letter Agreement, dated as of April 1, 2016, by and among the Company, DSHC, RNHI, the GSO Funds party thereto and GSO Capital Partners LP (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Rentech, Inc. on April 7, 2016).

10.31

Cooperation Agreement by and among Rentech, Inc., Lone Star Value Management, LLC and certain of its affiliates, and Kevin Rendino, dated as of April 27, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on April 28, 2016).

10.32**	Change in Control Severance Benefits Agreement, effective as of August 24, 2012, by and between Rentech, Inc. and Joseph Herold.

10.33**	Change in Control Severance Benefits Agreement, effective as of November 11, 2016, by and between Rentech, Inc. and Paul Summers.

10.34**	Severance Policy, effective as of December 14, 2015.

10.35**	Change in Control Severance Benefits Agreement, effective as of March 16, 2017, by and between Rentech, Inc. and Nicole Powe.

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed by Rentech on December 15, 2008).

18.1	Preferability Letter of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q filed by Rentech on November 9, 2015).

21	Subsidiaries of Rentech, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language, or XBRL, includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, detailed tagged.

*

Schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith. The Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.
***	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rentech, INC .

/s/ Keith B. Forman
Keith B. Forman,
Chief Executive Officer and President

Date: April 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Keith B. Forman
Keith B. Forman,
Chief Executive Officer, President and Director (principal executive officer)

Date: April 6, 2017

/s/ Paul M. Summers
Paul M. Summers,
Chief Financial Officer (principal financial officer)

Date: April 6, 2017

/s/ William C. Regan
William C. Regan,
Vice President, Corporate Controller (principal accounting officer)

Date: April 6, 2017

/s/ Michael S. Burke
Michael S. Burke,
Director

Date: April 6, 2017

/s/ Wesley K. Clark
Wesley K. Clark,
Director

Date: April 6, 2017

/s/ Kevin Rendino
Kevin Rendino,
Director

Date: April 6, 2017

/s/ Ronald M. Sega
Ronald M. Sega,
Director

Date: April 6, 2017

/s/ Edward M. Stern
Edward M. Stern,
Director

Date: April 6, 2017

/s/ Halbert S. Washburn
Halbert S. Washburn,
Chairman and Director

Date: April 6, 2017