Form 10-Q
period 2017-03-31
RENTECH, INC.
filed 2017-05-10
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock outstanding as of April 30, 2017 was 23,208,456.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$23,699	$28,319
Accounts receivable, including unbilled revenue	6,241	12,490
Inventories	26,936	28,131
Prepaid expenses and other current assets	4,028	3,744
Other receivables	3,807	4,495
Total current assets	64,711	77,179
Property, plant and equipment, net	106,617	117,565
Construction in progress	1,024	905
Other assets
Equity investment	52,429	53,335
Goodwill	15,451	28,576
Intangible assets	26,717	31,227
Deposits and other assets	2,039	3,930
Property held for sale	5,471	—
Total other assets	102,107	117,068
Total assets	$274,459	$312,717
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,731	$12,389
Accrued payroll and benefits	3,422	4,529
Accrued liabilities	15,120	16,836
Deferred revenue	2,120	1,730
Current portion of long term debt	13,250	11,237
Accrued interest	434	301
Other	1,367	1,628
Liabilities of discontinued operations	—	150
Total current liabilities	46,444	48,800
Long-term liabilities
Debt	102,190	103,733
Earn-out consideration	110	234
Asset retirement obligation	246	245
Deferred income taxes	7,786	7,826
Other	1,601	1,761
Total long-term liabilities	111,933	113,799
Total liabilities	158,377	162,599
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,208 and 23,200 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	232	232
Additional paid-in capital	533,811	533,575
Accumulated deficit	(396,974)	(362,696)
Accumulated other comprehensive loss	(23,600)	(23,533)
Total Rentech stockholders' equity	113,469	147,578
Noncontrolling interests	2,613	2,540
Total equity	116,082	150,118
Total liabilities and stockholders' equity	$274,459	$312,717

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenues
Product sales	$16,235	$23,316
Service revenues	15,986	16,621
Total revenues	32,221	39,937
Cost of sales
Product	19,200	26,503
Service	13,766	13,303
Total cost of sales	32,966	39,806
Gross profit (loss)	(745)	131
Operating expenses
Selling, general and administrative expense	8,684	9,114
Depreciation and amortization	624	1,008
Asset impairment	7,759	—
Goodwill impairment	13,125	—
Other expense, net	13	13
Total operating expenses	30,205	10,135
Operating loss	(30,950)	(10,004)
Other expense, net
Interest expense	(2,397)	(3,572)
Other income (expense)	(1,344)	146
Total other expenses, net	(3,741)	(3,426)
Loss from continuing operations before income taxes and equity in loss of investee	(34,691)	(13,430)
Income tax benefit	(1,224)	(2,402)
Loss from continuing operations before equity in loss of investee	(33,467)	(11,028)
Equity in loss of investee	918	—
Loss from continuing operations	(34,385)	(11,028)
Income from discontinued operations, net of tax	96	5,574
Net loss	(34,289)	(5,454)
Net (income) loss attributable to noncontrolling interests	11	(3,406)
Preferred stock dividends	—	(1,320)
Net loss attributable to Rentech common shareholders	$(34,278)	$(10,180)
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(1.48)	$(0.54)
Discontinued operations	$0.00	$0.10
Net loss	$(1.48)	$(0.44)
Diluted:
Continuing operations	$(1.48)	$(0.54)
Discontinued operations	$0.00	$0.10
Net loss	$(1.48)	$(0.44)
Weighted-average shares used to compute net income (loss) per common share:
Basic	23,202	23,036
Diluted	23,202	23,036

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net loss	$(34,289)	$(5,454)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(67)	7,484
Other comprehensive income (loss)	(67)	7,484
Comprehensive income (loss)	(34,356)	2,030
Less: net (income) loss attributable to noncontrolling interests	11	(3,406)
Less: other comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Rentech	$(34,345)	$(1,376)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

					Accumulated	Total
			Additional		Other	Rentech		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
	(Unaudited)
Balance, December 31, 2015	23,033	$230	$543,724	$(531,971)	$(27,204)	$(15,221)	$(65,199)	$(80,420)
Dividends - preferred stock	—	—	(1,320)	—	—	(1,320)	—	(1,320)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,345)	(3,345)
Equity-based compensation expense	—	—	619	—	—	619	—	619
Restricted stock units	10	—	(15)	—	—	(15)	—	(15)
Net income (loss)	—	—	—	(8,860)	—	(8,860)	3,406	(5,454)
Other comprehensive income	—	—	—	—	7,484	7,484	—	7,484
Other	—	—	16	—	—	16	(10)	6
Balance, March 31, 2016	23,043	$230	$543,024	$(540,831)	$(19,720)	$(17,297)	$(65,148)	$(82,445)

Balance, December 31, 2016	23,200	$232	$533,575	$(362,696)	$(23,533)	$147,578	$2,540	$150,118
Common stock issued for services	6	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	322	—	—	322	—	322
Restricted stock units	2	—	(1)	—	—	(1)	—	(1)
Net loss	—	—	—	(34,278)	—	(34,278)	(11)	(34,289)
Other comprehensive loss	—	—	—	—	(67)	(67)	—	(67)
Other	—	—	(85)	—	—	(85)	84	(1)
Balance, March 31, 2017	23,208	$232	$533,811	$(396,974)	$(23,600)	$113,469	$2,613	$116,082

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net loss	$(34,289)	$(5,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(96)	(5,574)
Non-cash equity in loss of investee	906	—
Depreciation and amortization	4,010	6,111
Asset impairment	7,759	—
Goodwill impairment	13,125	—
Deferred income tax (benefit) expense	—	230
Utilization of spare parts	133	202
Write-down of inventory	2,429	5,062
Change in deferred taxes	(40)	—
Non-cash interest expense	191	120
Equity-based compensation	322	469
Other	(422)	(323)
Changes in operating assets and liabilities:
Accounts receivable	6,264	(4,145)
Other receivables	708	(3,803)
Inventories	(1,702)	(7,396)
Prepaid expenses and other current assets	1,617	539
Accounts payable	(1,646)	858
Deferred revenue	385	501
Accrued interest	133	2
Accrued liabilities, accrued payroll and other	(2,212)	(2,228)
Cash used in operating activities of continuing operations	(2,425)	(14,829)
Cash provided by operating activities of discontinued operations	—	19,594
Net cash provided by (used in) operating activities	(2,425)	4,765
Cash flows from investing activities
Capital expenditures	(2,357)	(5,799)
Other items	15	2
Cash used in investing activities of continuing operations	(2,342)	(5,797)
Cash used in investing activities of discontinued operations	—	(8,184)
Net cash used in investing activities	(2,342)	(13,981)
Cash flows from financing activities
Proceeds from debt and credit facilities	3,872	17,971
Payments and retirement of debt	(3,730)	(3,826)
Distributions to noncontrolling interests	—	(3,345)
Other	(2)	—
Net cash provided by financing activities	140	10,800
Effect of exchange rate on cash	7	473
Increase (decrease) in cash	(4,620)	2,057
Cash, beginning of period - continuing operations	28,319	33,119
Cash, beginning of period - discontinued operations	—	15,823
Cash, end of period	23,699	50,999
Cash from discontinued operations, end of period	—	33,772
Cash from continuing operations, end of period	$23,699	$17,227

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$366	$8,416
Issuance of additional shares to noncontrolling interests	84	—
Sale of Pasadena Facility	—	34,796
Increase in other assets from sale of Pasadena Facility	—	6,295
Increase in QS Construction Facility obligation	—	56
Accrued dividends on preferred stock	—	1,125

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of March 31, 2017, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2017 (the “Annual Report”).

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

Liquidity & Going Concern

We have a history of operating losses and an accumulated deficit of $397.0 million as of March 31, 2017. We believe we have sufficient liquidity from cash on hand, expected working capital and other expected sources to fund operations and corporate activities through calendar year 2017, but we may have costs associated with idling the wood pellet production facility located in Wawa, Ontario (the “Wawa Facility”), pursuing strategic alternatives and other events that could arise that could increase our liquidity needs in 2017. We may also need additional liquidity to fund corporate activities through the first quarter of 2018. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our financial statements for the three months ended March 31, 2017. Management’s plans to address these concerns are discussed below.

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

We expect our New England Wood Pellet, LLC (“NEWP”) and Fulghum Fibres, Inc. (“Fulghum”) businesses to generate positive cash flow and be self-sufficient from a liquidity perspective in 2017; however, there can be no assurance that either business will perform in line with our expectations. We expect the wood pellet production facility located in Atikokan, Ontario (the “Atikokan Facility”) to generate cash flow in the range of break-even to slightly positive under the revised operating plan to produce 45,000 metric tons of wood pellets per year. We expect that NEWP will need to renew its $6 million revolving credit facility in May of 2017 to address seasonal working capital needs, but there can be no assurance the revolving credit facility will be renewed on acceptable terms. We announced in February of 2017 that a customer of Fulghum has indicated its intent to exercise its option to purchase two wood chipping mills that Fulghum is operating for the customer under a processing agreement. The Company expects the loss of the contract to negatively impact Fulghum’s cash flow in the second half of 2017 and going forward. On May 5, 2017, Fulghum consummated the sale of the two chip mills resulting in net proceeds of between $5.0 million and $5.5 million that will be paid by Fulghum to Rentech in satisfaction of intercompany balances. The Company is required to offer the net proceeds of the sale as prepayment of its debt under the GSO Credit Agreement.

Our subsidiaries can distribute cash to us, although restrictions in our debt agreements may restrict such distributions. Under the GSO Credit Agreement we are required to maintain at least $5 million of cash on hand, including cash available for distribution from our subsidiaries. Under the NEWP credit facility, NEWP must receive the lender’s prior approval before making any cash distributions to Rentech, and the lender may not provide such approval. NEWP is also required to comply with financial performance covenants in its debt agreements. These covenants include maintaining: (i) a minimum debt service coverage ratio of at least 1.4 to 1.0 on a trailing four quarter basis, (ii) a senior debt coverage ratio of less than 3.0 to 1.0 on a trailing four quarter basis and (iii) a fixed charge coverage ratio of at least 1.2 to 1.0 calculated at the end of each calendar year. As of March 31, 2017, NEWP was in compliance with its financial covenants. Fulghum is required to comply with the financial performance covenants in its debt agreements. These covenants include maintaining (i) a minimum cash flow coverage ratio of at least 1.1 to 1.0, measured on a consolidated basis for Fulghum and its domestic subsidiaries and collectively for selected projects and (ii) a minimum tangible net worth of no less than $11.28 million plus 50% of the net income of Fulghum from and after December 31, 2010. As of March 31, 2017, Fulghum was in compliance with its financial covenants. In the event that Fulghum does not comply with these covenants, the debt agreements do not permit it to make cash distributions to Rentech. In the event that NEWP or Fulghum is not permitted to make cash distributions to Rentech, these restrictions would limit Rentech’s ability to access and use cash from its operating subsidiaries to fund its corporate activities and operations. A failure to comply with the debt agreements described above also could constitute an event of default, which would give rise to the right of the applicable lenders to seek remedies against NEWP or Fulghum, as applicable.

There is no assurance that the strategic review process will result in a transaction, that we will achieve the cost savings we expect or that we will not require an additional source of funds. If we require additional capital and are unable to obtain it, there would be a material adverse effect on our business, results of operations, and financial condition.

Note 2 — Recent Accounting Pronouncements

Accounting Pronouncements Adopted

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

In March 2016, the FASB issued guidance on stock-based compensation, which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification on the statements of cash flows. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity. The Company does not have any material unrecorded excess tax benefits. In addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. Cash paid for employee taxes was $1,400 and $15,000 for the three months ended March 31, 2017 and 2016, respectively. The Company adopted the new guidance in the first quarter of 2017 as follows:

•

Regarding excess tax benefits and deficiencies, the guidance required prospective adoption for the statement of income and allowed for either prospective or retrospective adoption for the statement of cash flows. The Company elected to prospectively adopt the effect to the statement of cash flows.

•

Cash paid for shares withheld to satisfy employee taxes of $15,000 for the three months ended March 31, 2016 was classified as a use in financing activities in the Consolidated Statements of Cash Flows. The guidance required retrospective adoption; accordingly, a $15,000 use was reclassified from an operating activity to a financing activity in the Consolidated Statements of Cash Flows for the three months ended March 31, 2016.

In January 2017, the FASB issued guidance that eliminates the requirement to determine implied goodwill in measuring an impairment loss, making this guidance preferable to the former guidance, which required a two-step goodwill impairment test. Upon adoption, a goodwill impairment will be measured as the excess of the reporting unit’s carrying value over fair value, limited to the amount of goodwill. This guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. As early adoption of the guidance is permitted, the Company has elected to implement the guidance in this report. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations and disclosures.

Accounting Pronouncements Issued

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB approved a one-year deferral of the effective date making the guidance effective for interim and annual reporting periods beginning after December 15, 2017. In addition, the FASB will continue to permit entities to early adopt the guidance for annual periods beginning on or after December 15, 2016. The Company currently expects to adopt the guidance as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company’s evaluation of the guidance is ongoing and not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures. To date, the Company has not identified any material differences in its existing revenue recognition methods that would require modification under the new guidance.

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

Note 3 — Investment in CVR

The Company owns approximately 7.2 million common units of CVR Partners, L.P. (“CVR”) (“CVR Common Units”). The 7.2 million CVR Common Units were valued at $60.1 million, based on CVR’s closing price of $8.36 per Common Unit as of March 31, 2016. The 7.2 million CVR Common Units had a market value of $33.4 million, based on CVR’s closing price of $4.65 per Common Unit as of March 31, 2017. The investment in CVR is shown on the consolidated balance sheets under equity investment.

The investment in CVR is accounted for under the equity method of accounting. The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses 3% to 5% or more ownership of a limited partnership. The Company’s ownership in CVR represents approximately 6% of the total CVR Common Units outstanding, which is based on total CVR Common Units outstanding at March 31, 2017 of 113,282,973.

In applying the equity method, the Company recorded the investment at fair value and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. The investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge would only be recognized in earnings for a decline in value that is determined to be other than temporary. As of March 31, 2017, the carrying value and fair value of the Company’s investment in CVR Common Units were $52.4 million and $33.4 million, respectively. Given this differential, the Company is closely monitoring the performance of CVR to determine whether the investment is other-than-temporarily impaired. The Company considered a variety of factors in its impairment analysis, including the historical volatility in the price of CVR units, the seasonality of the fertilizer industry in which CVR operates and recent public statements made by CVR’s management regarding CVR’s results for the three months ended March 31, 2017 and their expectations for the upcoming spring fertilizer season. The Company concluded that the decline in value of the CVR Common Units is not other than temporary and no other-than-temporary impairment is required as of March 31, 2017. Over the upcoming quarters, particularly the spring planting season, we will continue to monitor the fair value of the Company’s CVR Common Units as well as all publicly available information on CVR and the fertilizer industry to determine if an other-than-temporary impairment is necessary. For the three months ended March 31, 2017, the Company recorded its proportionate share of loss from its investment in CVR of $0.7 million, which is shown on the consolidated statement of operations under equity in loss of investee. In addition, as of the date of the Company’s investment in CVR, basis differences between the book value of equity on CVR’s balance sheet and the amount recorded on the Company’s books was ascribed to an asset and amortized over its useful life, which resulted in an additional expense of $0.2 million for the three months ended March 31, 2017 .

Note 4 — Discontinued Operations

The Company has classified its consolidated balance sheets and consolidated statements of operations for all periods presented in this report to reflect Rentech Nitrogen Partners, L.P. (“RNP”), excluding certain corporate expenses that the Company expects to continue on an on-going basis, which were previously allocated to RNP, and the Energy Technologies segment as discontinued operations.

On March 14, 2016, RNP completed the sale of Rentech Nitrogen Pasadena Holdings, LLC to Interoceanic Corporation. The estimated loss on sale of $0.8 million was recorded in discontinued operations. On March 18, 2016, the Company completed the sale of the property that housed its product demonstration unit in Colorado. The preliminary loss recorded for the three months ended March 31, 2016 was $0.4 million.

In the consolidated statements of cash flows, the cash flows of discontinued operations are separately classified or aggregated under operating and investing activities.

All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

At December 31, 2016, the only item relating to discontinued operations on the balance sheet was a current liability for the Energy Technologies segment of $0.1 million, which was written off during the three months ended March 31, 2017, and is recorded in income from discontinued operations, net of tax on the consolidated statements of operations.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2016.

	For the Three Months Ended March 31, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$54,347	$—	$54,347
Cost of sales	34,696	—	34,696
Gross profit	19,651	—	19,651
Operating income	14,242	163	14,405
Other expenses, net	(5,549)	(50)	(5,599)
Income before income taxes	8,693	113	8,806
Income tax expense	3,191	41	3,232
Net income	5,502	72	5,574
Net income attributable to noncontrolling interests	3,222	—	3,222
Net income attributable to Rentech common shareholders	$2,280	$72	$2,352

Net income attributable to Rentech common shareholders	$2,280	$72	$2,352
Net income attributable to noncontrolling interests	3,222	—	3,222
Income from discontinued operations, net of tax	$5,502	$72	$5,574

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

The following table presents the financial instruments that were accounted for at fair value by level as of March 31, 2017 and December 31, 2016.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration - March 31, 2017	$—	$—	$110
Earn-out consideration - December 31, 2016	—	—	234

The following table presents the fair value and carrying value of the Company’s borrowings as of March 31, 2017.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$34,465	$—	$37,559
NEWP debt	—	13,952	—	14,143
GSO Credit Agreement	—	52,250	—	50,266

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2016.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$38,424	$—	$37,473
NEWP debt	—	14,042	—	13,973
GSO Credit Agreement	—	52,250	—	50,024

Earn-out Consideration

At March 31, 2017, the earn-out consideration was $0.1 million which related to the Atikokan Facility. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Facility, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers of the Atikokan Facility of $0.9 million, which will be repayable from any earn-out consideration. The collectability of the loan is tied to the amount of earn-out consideration the sellers receive from the Company. The Company adjusts the balances of the loan and the earn-out consideration at the same time so that they are equal.

A reconciliation of the change in the carrying value of the earn-out consideration during the three months ended March 31, 2017 is as follows:

Atikokan
(in thousands)
Balance at December 31, 2016	$234
Less: Unrealized gain	(125)
Add: Unrealized loss on foreign currency translation	1
Balance at March 31, 2017	$110

A reconciliation of the change in the carrying value of the earn-out consideration during the three months ended March 31, 2016 is as follows:

Atikokan
(in thousands)
Balance at December 31, 2015	$871
Less: Unrealized loss on foreign currency translation	62
Balance at March 31, 2016	$933

Debt Valuation

The Fulghum debt and NEWP debt are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

The credit agreement we have entered into with certain funds managed by or affiliated with GSO Capital Partners LP (the “GSO Credit Agreement”) is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. The Company concluded that the carrying value, before the discount, of the GSO Credit Agreement approximated the fair value of such loan as of March 31, 2017 and December 31, 2016 based on its floating interest rate and the Company’s assessment that the fixed-rate margins are still at market.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three months ended March 31, 2017 and 2016.

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

The Company’s wholly owned subsidiary, Fulghum, has entered into an interest rate swap in a notional amount that covers the borrowings under one of its long-term loans. Under the interest rate swap, Fulghum pays interest at a fixed rate of 6.83% on the outstanding balance of the loan. Fulghum receives interest at the variable interest rate specified in the swap agreement.

Through the interest rate swaps, the Company is essentially fixing the variable interest rate to be paid on these borrowings.

The interest rate swaps are accounted for as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at March 31, 2017 and December 31, 2016 represents the unrealized loss of $0.3 million. Any adjustments to the fair value of the interest rate swaps are recorded in other income (expense) on the consolidated statements of operations.

Net gain (loss) on interest rate swaps:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Realized loss	$—	$—
Unrealized gain (loss)	53	(36)
Total net gain (loss) on interest rate swaps	$53	$(36)

Fulghum’s subsidiary in Chile uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary liabilities (in this case, four loans) denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary liabilities are recognized into earnings in the line item other income - net in our consolidated statements of operations. In addition, Fulghum uses foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The total notional values of derivatives related to our foreign currency economic hedges were $11.1 million as of March 31, 2017 and December 31, 2016.

The currency swaps are accounted for as derivatives for accounting purposes. The currency swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The fair value of the currency derivatives is the difference between the contract values and the exchange rates at the end of the period. The fair value of the currency swaps at March 31, 2017 and December 31, 2016 represents the unrealized loss.

Net gain (loss) on currency swaps:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Realized loss	$—	$—
Unrealized gain	208	348
Total net gain on currency swaps	$208	$348

The interest rate swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$(275)	$(328)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(275)	$(328)

The currency swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Currency swaps recorded in current liabilities:
Gross amounts recognized	$(657)	$(865)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(657)	$(865)

The following table presents the financial instruments that were accounted for at fair value by level as of March 31, 2017:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	275	—
Currency swaps	—	657	—

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2016:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	328	—
Currency swaps	—	865	—

Note 7 — Inventories

Inventories consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Finished goods	$20,320	$22,047
Raw materials	6,616	6,084
Total inventory	$26,936	$28,131

During the three months ended March 31, 2017, the Company wrote down the value of its wood pellet inventory by $2.4 million to estimated net realizable value within its Wood Pellets: Industrial segment. During the three months ended March 31, 2016, the Company wrote down the value of its wood pellet inventory by $5.1 million to net realizable value within its Wood Pellets: Industrial segment. The write-downs were reflected in cost of goods sold for the applicable periods.

Note 8 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Land and land improvements	$4,509	$4,508
Buildings and building improvements	13,061	13,059
Machinery and equipment	109,651	120,578
Furniture, fixtures and office equipment	462	445
Computer equipment and computer software	3,121	3,105
Vehicles	8,225	8,529
Leasehold improvements	1,958	2,575
	140,987	152,799
Less: Accumulated depreciation	(34,370)	(35,234)
Total property, plant and equipment, net	$106,617	$117,565

Construction in progress consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Fulghum Fibres	$647	$746
NEWP	348	130
Other	29	29
Total construction in progress	$1,024	$905

The construction in progress balance includes no capitalized interest costs at March 31, 2017 and December 31, 2016.

Fulghum Fibres

On April 8, 2016, Fulghum completed the sale of one of its mills in the United States to one of its customers, and the customer took over operations of the mill. Since the carrying value was written down in 2015, an immaterial amount of loss was recognized upon the sale in 2016.

In February 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Since the purchase price under the option was lower than the carrying values of the two mills, during the three months ended March 31, 2017, the Company wrote down the carrying values by $2.6 million. In addition, the processing agreements for the two mills totaling $3.9 million were written off as well as the spare parts inventory of $1.3 million. The total impairment charge recorded during the three months ended March 31, 2017 was $7.8 million. As of March 31, 2017, the Company classified the mills, which were sold on May 5, 2017, as property held for sale on its consolidated balance sheet.

Atikokan and Wawa

In February 2017, the Company announced that it has reduced annualized production to levels sufficient only to fulfill the delivery requirements under the ten-year take-or-pay contract (the “OPG Contract”) with Ontario Power Generation (“OPG”). The Atikokan Facility will no longer ship wood pellets to the Port of Quebec to help fulfill delivery requirements under the ten-year take-or-pay contract (the “Drax Contract”) with Drax Power Limited (“Drax”). The Company will continue to explore alternatives for selling additional wood pellets that could be produced from the Atikokan Facility to increase its utilization.

In February 2017, the Company also announced that its Board decided to idle the Wawa Facility, which experienced equipment and operating challenges subsequent to the replacement of problematic conveyors in the fourth quarter of 2016. The Board’s decision to idle the Wawa Facility was based in part on the Company’s review of the work by a third-party engineering firm to identify necessary capital improvements. While the Company believes that the issues it had been experiencing at the facility can be resolved with additional capital investments, it has concluded that it is not economical to pursue those investments or to continue to operate the facility at this time.

As a result of this decision, the Wawa Facility operations team completed a safe and orderly idling of the facility in early March 2017. While the facility is idled, a small workforce remains in place to maintain the facility so that it can resume operations with minimal cost if there is interest from a third party to invest in or purchase the facility. The remainder of the workforce has been placed on a temporary layoff while options for the facility are explored.

Note 9 - Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	Fulghum	NEWP	Total
	(in thousands)
Balance at December 31, 2016	$18,253	$10,323	$28,576
Impairment	(13,125)	—	(13,125)
Balance at March 31, 2017	$5,128	$10,323	$15,451

In February 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Fulghum expects the loss of these mills to negatively impact operating income and cash flow in the second half of 2017 and going forward. The customer’s decision was considered a triggering event to perform a goodwill impairment test for Fulghum U.S. as of March 31, 2017. The analysis of goodwill indicated an impairment to goodwill of $13.1 million, which was recorded for the three months ended March 31, 2017.

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

Note 10 — Debt

As of March 31, 2017, the Company was in compliance with its debt covenants. Total debt consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
QS Construction Facility	$13,472	$13,500
Fulghum debt	36,883	36,756
GSO Credit Agreement	52,250	52,250
NEWP debt	14,124	13,944
Total debt	$116,729	$116,450
Less: Debt issuance costs	(1,212)	(1,357)
Plus: Unamortized net discount	(77)	(123)
Less: Current portion	(13,117)	(11,082)
Less: Current portion unamortized net premium	(164)	(186)
Plus: Current portion debt issuance costs	31	31
Long-term debt	$102,190	$103,733

Note 11 — Commitments and Contingencies

Contractual Obligations

Wood Pellets

On May 1, 2013, Rentech’s subsidiary that owns the Wawa Facility (the “Wawa Company”) entered into the Drax Contract with Drax. Under the Drax Contract, the Wawa Company is required to sell to Drax the first 400,000 metric tons of wood pellets per year produced from the Wawa Facility. In the event that it does not deliver wood pellets as required under the Drax Contract, the Wawa Company is required to pay Drax an amount equal to the positive difference, if any, between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech, Inc. has guaranteed the Wawa Company’s obligation in an amount not to exceed CAD$20 million until May 1, 2018, and thereafter through the term of the Drax Contract for an amount not to exceed CAD$11 million.

The Drax Contract was amended in order to adjust required delivery schedules and annual delivery amounts to reflect the delays the Wawa Company was experiencing in production at the Wawa Facility prior to our decision to idle the facility. The amendments resulted in certain contract adjustments, including cash payments to Drax, credits on deliveries in early 2016, and adding 36,000 metric tons of contracted deliveries in each of 2018 and 2019 at pricing levels contracted for 2015, which would be lower than the pricing levels for 2018-19 in the original contract. In particular, in August 2015, the Company entered into an amendment to the Drax Contract pursuant to which the Wawa Company canceled all 2015 wood pellet deliveries and agreed to a total penalty, which encompassed all amendments relating to 2015 shipments to date, of $2.6 million associated with costs for Drax to purchase replacement pellets and to cancel shipping commitments. In 2015, the Company accrued the $2.6 million penalty in operating expenses. The penalty was paid in the form of credits on the first several deliveries to Drax in early 2016.

The Wawa Company delivered approximately 134,000 metric tons to Drax in 2016. The Wawa Facility did not incur penalties in 2016 for the shortfall in delivered pellets from originally contracted volumes because the spot market prices for wood pellets were less than the contracted price with Drax.

Prior to our decision to idle the facility, the Wawa Company agreed to deliver approximately 336,000 metric tons to Drax in 2017.  In January 2017 we shipped 48,000 metric tons of pellets to Drax. In March 2017, Drax and the Wawa Company agreed to cancel the next two shipments of 2017 without any penalties, leaving the Wawa Company with an obligation to deliver approximately 193,000 metric tons to Drax later in the year. In April 2017, the Wawa Company shipped approximately 12,000 metric tons of pellets to Drax pursuant to an amendment to the Drax Contract; this shipment does not affect our delivery obligations for 2017. Further amendments to the delivery schedule under the Drax Contract will most likely occur as a result of the continued idling of the facility. At this time we cannot make a determination if any penalties will be associated with future changes to the Drax Contract. Rentech, Inc. has guaranteed the payment obligations of the Wawa Company under the terms of the Drax Contract up to a maximum amount of CAD$20 million.

Rentech’s subsidiary that owns the Atikokan Facility (the “Atikokan Company”) entered into the OPG Contract with OPG under which such subsidiary is required to deliver 45,000 metric tons of wood pellets annually through December 31, 2023. OPG has the option to increase required delivery of wood pellets from the Atikokan Facility to up to 90,000 metric tons annually. Under the OPG Contract, Rentech, Inc. has guaranteed the Atikokan Company’s obligations in an amount not to exceed CAD$1.0 million.

The Wawa Company has contracted with Canadian National Railway Company through December 31, 2023 for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec (the “Canadian National Contract”). Under the Canadian National Contract, the Wawa Company committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls would result in a penalty of CAD$1,000 per rail car under the terms of the Canadian National Contract. Due to issues discovered at the Wawa Facility, the Wawa Company did not fully meet its 2015 commitment under the Canadian National Contract. In addition, the Wawa Company incurred additional carload shortfall penalties for 2016 under the Canadian National Contract as a result of the continued delays in ramping up the Wawa Facility and the revised 2016 deliveries scheduled to Drax. During 2015 and 2016, the Wawa Company incurred and either paid or accrued penalties of $3.3 million and $1.4 million, respectively. In addition, we may incur additional carload shortfall penalties for 2017 under the Canadian National Contract as a result of idling the Wawa Facility and the revised 2017 deliveries scheduled to Drax. For the three months ended March 31, 2017, the Company recorded one-fourth of the estimated liability of shortfall penalties for 2017, which resulted in an expense of $0.6 million. The Company is looking at various alternatives related to the Wawa Facility and may need to record additional liabilities for the Canadian National Contract. As facts and circumstances change, the Company will review its estimated liability and adjust the liability, if needed. Under the Canadian National Contract, Rentech, Inc. has guaranteed the Wawa Company’s obligations in an amount not to exceed CAD$1.5 million. We are currently in litigation with Canadian National regarding the payment of penalties related to the Canadian National Contract.

In November 2013, the Wawa Company entered into a lease agreement through April 30, 2024 (the “TrinityRail Lease”) with TrinityRail Canada, Inc. (“Trinity”) under which it committed to lease the required rail cars (258 rail cars per full calendar year) needed to satisfy its delivery requirements under the Drax Contract. The TrinityRail Lease was terminated on March 31, 2017. Due to the lease termination, the Company recorded an estimated remaining liability of $1.3 million that represents the Company’s liability for the remainder of the term of the TrinityRail Lease reduced by an estimate for sublease rental of the rail cars. As facts and circumstances change, the Company will review its estimated liability and adjust the liability, if needed.

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

In late August of 2016, EAD Engineering filed crossclaims against the RTK Parties, within Agrirecycle’s lien actions for amounts allegedly owing by the RTK Parties to EAD Engineering. Specifically, EAD Engineering alleges that it is owed unpaid contract amounts and amounts for extra work completed at both pellet facilities for the RTK Parties. EAD Engineering did not register any liens against the facilities for the amounts it now claims are allegedly owed.

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

On February 20, 2017 Canadian National Railway Company (“CN”) filed claims against Rentech, Inc. and RTK WP in Superior Court in the Province of Quebec, District of Montreal for CAD$2,391,858 plus costs relating to penalties for volume shortfalls under the Canadian National Contract, freight services and demurrage charges in calendar year 2016. Further, CN has requested that for CAD$1,500,000 of the aforementioned amount, Rentech, Inc. be ordered to compensate CN pursuant to the terms of the Rentech, Inc. parent company guaranty. Both the Company and RTK WP are reviewing these claims, and intends to defend against them vigorously.

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

On March 24, 2017, Jingwen Fu, derivatively on behalf of Rentech, Inc., filed a shareholder derivative complaint against Keith Forman, Jeffrey R. Spain, Paul Summers and the members of the Rentech, Inc. board of directors (the “Derivative Defendants”) in the Superior Court of the District of Columbia (the “Fu Lawsuit”). On May 8, 2017, Anton Shaigne, derivatively on behalf of Rentech, Inc., filed a shareholder derivative complaint against the Derivative Defendants in the Superior Court of the District of Columbia (the “Shaigne Lawsuit”, and together with the Fu Lawsuit, the “Derivative Lawsuits”). The Derivative Lawsuits allege, among other things, that the Derivative Defendants breached their fiduciary duties by failing to maintain proper disclosure controls and making false and/or misleading statements and/or omissions concerning the Company’s business in the period from November 9, 2016 through the present, and in the case of the Shaigne Lawsuit also in calendar year 2016 related to the Company’s restatement of financial statements for the three and six months ended June 30, 2016 and the three and nine months ended September 30, 2016. The Derivative Lawsuits also allege unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets by the Derivative Defendants. The Derivative Lawsuits seek to change certain corporate governance policies of the Company, to nominate at least four members for election to the Company Board of Directors and restitution from each of the Derivative Defendants, as well as attorney fees, expert fees and costs. The Derivative Lawsuits are at a preliminary stage. The Company believes the Derivative Lawsuits are without merit and intends to defend against them vigorously.

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

Note 12 — Income Taxes

For the three months ended March 31, 2017, the Company recorded an income tax benefit of $1.2 million, consisting of a $1.2 million income tax benefit in continuing operations and a $0.1 million income tax expense in discontinued operations. The allocation to discontinued operations was determined using the incremental method by subtracting the benefit that was generated from continuing operations from the provision for the Company as a whole. The Company’s effective income tax rate (income tax benefit as a percentage of loss from continuing operations before income taxes) was 3% for the three months ended March 31, 2017. The difference between the United States federal statutory rate of 35% and the effective rate primarily was attributable to the Company having a valuation allowance on substantially all of its net deferred tax assets, state taxes, outside basis difference in foreign subsidiaries, and the impact of foreign earnings. The tax benefit for three months ended March 31, 2017 also includes a discrete income tax benefit of $1.4 million related to the reversal of uncertain tax positions.

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

The Company has considered results of operations and concluded that it is more likely than not that substantially all the net deferred tax assets will not be realized. Therefore, a valuation allowance has been recorded against substantially all of the net deferred tax asset.

Note 13 — Segment Information

The Company operates in three business segments, as described below. Results of the East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented. As of March 31, 2017, the Company’s three business segments are:

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

	For the Three Months Ended March 31,
	2017		2016
	(in thousands)
Revenues
Fulghum Fibres	$19,935		$27,436
Wood Pellets: Industrial	8,147		9,861
Wood Pellets: NEWP	4,139		2,640
Total revenues	$32,221		$39,937
Gross profit (loss)
Fulghum Fibres	$2,285		$4,666
Wood Pellets: Industrial	(3,387)		(4,969)
Wood Pellets: NEWP	357		434
Total gross profit (loss)	$(745)		$131
Selling, general and administrative expenses
Fulghum Fibres	$1,457		$1,201
Wood Pellets: Industrial	2,504		1,308
Wood Pellets: NEWP	500		561
Total segment selling, general and administrative expenses	$4,461		$3,070
Depreciation and amortization
Fulghum Fibres	$293		$541
Wood Pellets: Industrial	12		47
Wood Pellets: NEWP	241		295
Total segment depreciation and amortization recorded in operating expenses	546		883
Fulghum Fibres	1,968		1,886
Wood Pellets: Industrial	933		2,994
Wood Pellets: NEWP	482		168
Total depreciation and amortization recorded in cost of sales	3,383		5,048
Total segment depreciation and amortization	$3,929		$5,931
Other operating expenses
Fulghum Fibres	$20,887	(1)	$—
Wood Pellets: Industrial	—		—
Wood Pellets: NEWP	10		12
Total segment other operating expenses	$20,897		$12
Operating income (loss)
Fulghum Fibres	$(20,352)	(1)	$2,923
Wood Pellets: Industrial	(5,903)		(6,324)
Wood Pellets: NEWP	(395)		(434)
Total segment operating loss	$(26,650)		$(3,835)
Interest expense
Fulghum Fibres	$497		$571
Wood Pellets: Industrial	451		438
Wood Pellets: NEWP	136		141
Total segment interest expense	$1,084		$1,150
Net income (loss)
Fulghum Fibres	$(20,862)		$1,653
Wood Pellets: Industrial	(6,354)		(6,738)
Wood Pellets: NEWP	(500)		(555)
Total segment net loss	$(27,716)		$(5,640)
Reconciliation of segment net loss to consolidated net loss:
Segment net loss	$(27,716)		$(5,640)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(4,222)		(6,045)
Corporate and unallocated depreciation and amortization expense	(78)		(125)
Corporate and unallocated income (expenses) recorded as other income (expense)	2		4
Corporate and unallocated interest expense	(1,313)		(2,423)
Corporate income tax benefit (expense)	(140)		3,201
Equity in loss of CVR(2)	(918)		—
Income from discontinued operations, net of tax(3)	96		5,574
Consolidated net loss	$(34,289)		$(5,454)

(1)	Includes goodwill impairment of $13.1 million and asset impairments of $7.8 million.
(2)

For the three months ended March 31, 2017, equity in loss of investee includes $0.9 million, which includes the Company’s proportionate share of loss from its investment in CVR and amortization of the basis differences.

(3)

For the three months ended March 31, 2016, income from discontinued operations, net of tax includes a loss of $0.8 million related to the sale of Rentech Nitrogen Holdings, LLC (“Pasadena Holdings”) and a loss of $0.4 million related to the sale of the property that housed the Company’s product demonstration unit (“PDU”).

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Total assets
Fulghum Fibres	$130,898	$155,646
Wood Pellets: Industrial	15,535	19,060
Wood Pellets: NEWP	60,867	61,674
Total segment assets	$207,300	$236,380
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$207,300	$236,380
Corporate and other	67,159	76,337
Consolidated total assets	$274,459	$312,717

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Total goodwill
Fulghum Fibres	$5,128	$18,253
Wood Pellets: NEWP	10,323	10,323
Total goodwill	$15,451	$28,576

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Capital expenditures
Fulghum Fibres	$1,312	$2,291
Wood Pellets: Industrial	837	2,877
Wood Pellets: NEWP	192	232
Corporate and other	16	399
Total capital expenditures - continuing operations	$2,357	$5,799
Discontinued operations	—	11,075
Total capital expenditures	$2,357	$16,874

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
United States	$16,743	$16,328
Canada	8,147	9,861
Other	7,331	13,748
Total revenues	$32,221	$39,937

The following table sets forth assets by geographic area:

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
United States	$220,893	$254,255
Canada	15,535	19,060
Other	38,031	39,402
Total assets	$274,459	$312,717

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

	For the Three Months Ended March 31,
	2017	2016
	(in thousands, except for per share data)
Numerator:
Loss from continuing operations	$(34,385)	$(11,028)
Less: Preferred stock dividends	—	(1,320)
Less: (Income) loss from continuing operations attributable to noncontrolling interests	11	(184)
Less: Income from continuing operations allocated to participating securities	—	—
Loss from continuing operations allocated to common shareholders	$(34,374)	$(12,532)
Numerator:
Income from discontinued operations	$96	$5,574
Less: Income from discontinued operations attributable to noncontrolling interests	—	(3,222)
Less: Income from discontinued operations allocated to participating securities	(3)	(63)
Income from discontinued operations allocated to common shareholders	$93	$2,289
Numerator:
Net loss attributable to Rentech common shareholders	$(34,278)	$(10,180)
Less: Income allocated to participating securities	—	—
Net loss allocated to common shareholders	$(34,278)	$(10,180)
Denominator:
Weighted average common shares outstanding	23,202	23,036
Effect of dilutive securities:
Preferred stock	—	—
Warrants	—	—
Common stock options	—	—
Restricted stock	—	—
Diluted shares outstanding	23,202	23,036
Basic:
Continuing operations	$(1.48)	$(0.54)
Discontinued operations	$0.00	$0.10
Net loss per common share	$(1.48)	$(0.44)
Diluted:
Continuing operations	$(1.48)	$(0.54)
Discontinued operations	$0.00	$0.10
Net loss per common share	$(1.48)	$(0.44)

For the three months ended March 31, 2017, 1.9 million shares of Common Stock issuable pursuant to stock options, stock warrants and restricted stock units were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2016, 6.3 million shares of Common Stock issuable pursuant to stock options, stock warrants, restricted stock units and preferred stock were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report and from time to time in our other periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•	our ability to continue as a going concern over the next twelve months in the event our current and expected sources of funding are insufficient to fund working capital and continue operations;
•

whether our strategic review process will result in a transaction, and the risks that could arise if an appropriate strategic alternative is not achieved on a timely basis and we are otherwise unable to secure additional sources of funds to address potential future liquidity needs;

•	our ability to comply with the covenants in the agreements governing our indebtedness;
•	our ability to successfully implement our reorganization plan and to achieve the cost savings we expect from the plan on the schedule we expect;
•	our ability to successfully execute our strategy, and mitigate the risks, with our wood fibre processing business;
•	our ability to comply with the terms of the various contracts relating to our Atikokan and Wawa Facilities, which could require us to pay penalties and other damages to the extent we do not;
•	our ability to continue to meet the listing standards of the NASDAQ Stock Market;
•

additional costs for unforeseen engineering problems, problems with the performance of installed equipment, unavailability or failure of necessary equipment, or plant enhancements needed, but currently unknown, or other unforeseen events, at the Atikokan and Wawa Facilities;

•	our ability to effectively operate our Atikokan Facility;
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

Our wood handling and chipping services business includes Fulghum, which operates 29 wood chipping mills in the United States and South America. Fulghum provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum’s South American subsidiaries also own and manage forestland and sell bark to industrial consumers in South America.

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

Overview of our Results of Operations

Our operating segments have been affected in different ways by various negative and positive factors in the first quarter of 2017. The results and outlook for our Wood Pellets: Industrial segment depend primarily on operating results from the Atikokan and Wawa Facilities. During the three months ended March 31, 2017, we shipped one vessel containing approximately 48,000 metric tons of wood pellets from the Port of Quebec, which was delivered to and accepted by Drax. The Atikokan Facility shipped approximately 9,000 metric tons of wood pellets to OPG during the three months ended March 31, 2017. However, we have had inventory write-downs of $2.4 million through March 31, 2017 as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the period. In addition, in February 2017 we announced that we have idled the Wawa Facility to conserve liquidity as we explore strategic alternatives for the facility.

Results at NEWP in the first quarter of 2017 were negatively impacted by relatively warmer weather than in previous years, continuing depressed prices for competitor heating fuels such as heating oil and propane, and changes in consumer buying patterns where the consumer now makes purchases on an as-needed basis. As a result, NEWP’s sales volumes were significantly lower than historical levels, although higher than the first quarter of 2016. NEWP’s revenue increased from $2.6 million for the three months ended March 31, 2016 to $4.1 million for the three months ended March 31, 2017. NEWP’s gross profit remained flat at $0.4 million for each of the three months ended March 31, 2017 and 2016. In response to market conditions, NEWP began scaling back production in February 2016. NEWP produced at approximately 65% of capacity during 2016, at approximately 43% of capacity during the three months ended March 31, 2017, and is currently monitoring market demand and inventory levels and will adjust production accordingly.

Fulghum’s revenue was $19.9 million for the three months ended March 31, 2017, compared to $27.4 million for the three months ended March 31, 2016. Fulghum’s gross profit was $2.3 million for the three months ended March 31, 2017, compared to $4.7 million for the three months ended March 31, 2016. In February of 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Fulghum expects the loss of these mills to negatively impact operating income and cash flow in the second half of 2017 and going forward. The customer’s decision was considered a triggering event to perform a goodwill impairment test for Fulghum U.S. as of March 31, 2017. The analysis of goodwill indicated an impairment to goodwill of $13.1 million, which was recorded for the three months ended March 31, 2017. Since the purchase price under the option was lower than the carrying values of the two mills, during the three months ended March 31, 2017, we wrote down the carrying values by $2.6 million. In addition, the processing agreements for the two mills totaling $3.9 million were written off as well as the spare parts inventory of $1.3 million. The total asset impairment charge recorded during the three months ended March 31, 2017 was $7.8 million.

Investment in CVR

As of March 31, 2017, the carrying value and fair value of our investment in CVR Common Units were $52.4 million and $33.4 million, respectively. Given this differential, we are closely monitoring the performance of CVR to determine whether the investment is other-than-temporarily impaired. We considered a variety of factors in our impairment analysis, including the historical volatility in the price of CVR units, the seasonality of the fertilizer industry in which CVR operates and recent public statements made by CVR’s management regarding CVR’s results for the three months ended March 31, 2017 and their expectations for the upcoming spring fertilizer season. We concluded that the decline in value of the CVR Common Units is not other than temporary and no other-than-temporary impairment is required as of March 31, 2017. Over the upcoming quarters, particularly the spring planting season, we will continue to monitor the fair value of our CVR Common Units as well as all publicly available information on CVR and the fertilizer industry to determine if an other-than-temporary impairment is necessary.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, valuation of long-lived assets and finite-lived intangible assets, investment in CVR, recoverability of goodwill, accounting for major maintenance and the acquisition method of accounting. Actual amounts could differ significantly from these estimates. No material change has occurred to our critical accounting policies and estimates from the information provided in the Annual Report.

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

Wood Pellet Business — Industrial

We do not expect significant seasonality in our revenue from our Atikokan Facility. We have entered into the OPG Contract with OPG, which is a power utility company that operates throughout the year subject to maintenance shutdowns. We have been producing wood pellets from this facility year-round to meet the contractual requirements. Ground conditions during the wet season referred to as “spring break-up” or “snow melt”, may prevent or curtail the harvesting of wood limiting the supply of fibre for wood pellet production. We expect that our wood pellet mills will build sufficient wood inventory on site through the autumn and winter months to mitigate this potential interruption of wood supply. This inventory build-up may increase our working capital requirements.

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

The abnormally warm temperatures during the winter a year ago have disrupted seasonal buying patterns of the last couple of years resulting in unusually low sales volumes during the year ended December 31, 2016 and the three months ended March 31, 2017. Customers who have historically bought wood pellets earlier in the spring, summer and fall in preparation for the upcoming winter season are now waiting to make their purchases on an as-needed basis. As a result, we expect incremental seasonality in our revenue. While these consumer buying patterns have continued in 2017, we believe that these patterns are temporary, and we expect consumer buying patterns and sales to return to historical trends and levels, respectively. In response to market conditions, NEWP began scaling back production in February 2016. NEWP produced at approximately 77% of capacity during the three months ended March 31, 2016, at approximately 65% of capacity during 2016, at approximately 43% of capacity during the three months ended March 31, 2017, and is currently monitoring market demand and inventory levels and will adjust production accordingly.

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

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues
Fulghum Fibres	$19,935	$27,436
Wood Pellets: Industrial	8,147	9,861
Wood Pellets: NEWP	4,139	2,640
Total revenues	$32,221	$39,937
Gross profit (loss)
Fulghum Fibres	$2,285	$4,666
Wood Pellets: Industrial	(3,387)	(4,969)
Wood Pellets: NEWP	357	434
Total gross profit (loss)	$(745)	$131
Selling, general and administrative expenses
Fulghum Fibres	$1,457	$1,201
Wood Pellets: Industrial	2,504	1,308
Wood Pellets: NEWP	500	561
Total segment selling, general and administrative expenses	$4,461	$3,070
Operating income (loss)
Fulghum Fibres	$(20,352)	$2,923
Wood Pellets: Industrial	(5,903)	(6,324)
Wood Pellets: NEWP	(395)	(434)
Total segment operating loss	$(26,650)	$(3,835)
Net income (loss)
Fulghum Fibres	$(20,862)	$1,653
Wood Pellets: Industrial	(6,354)	(6,738)
Wood Pellets: NEWP	(500)	(555)
Total segment net loss	$(27,716)	$(5,640)
Reconciliation of segment net loss to consolidated net loss:
Segment net loss	$(27,716)	$(5,640)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(4,222)	(6,045)
Corporate and unallocated depreciation and amortization expense	(78)	(125)
Corporate and unallocated income (expenses) recorded as other income (expense)	2	4
Corporate and unallocated interest expense	(1,313)	(2,423)
Corporate income tax benefit (expense)	(140)	3,201
Equity in loss of CVR(1)	(918)	—
Income from discontinued operations, net of tax(2)	96	5,574
Consolidated net loss	$(34,289)	$(5,454)

(1)

For the three months ended March 31, 2017, equity in loss of investee includes $0.9 million, which includes our proportionate share of loss from our investment in CVR and amortization of the basis differences.

(2)

For the three months ended March 31, 2016, income from discontinued operations, net of tax includes a loss of $0.8 million related to the sale of Pasadena Holdings and a loss of $0.4 million related to the sale of the property that housed the PDU.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016:

Continuing Operations

Revenues

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Fulghum Fibres	$19,935	$27,436
Wood Pellets: Industrial	8,147	9,861
Wood Pellets: NEWP	4,139	2,640
Total revenues	$32,221	$39,937

Fulghum Fibres

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Services	$15,986	$16,622
Product	3,949	10,814
Total revenues - Fulghum	$19,935	$27,436

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

Revenues were $19.9 million for the three months ended March 31, 2017, compared to $27.4 million for the same period last year. Revenues from operations in the United States were $12.6 million for the three months ended March 31, 2017, as compared to $13.7 million in the prior year period. Revenues from operations in South America were $7.3 million for the three months ended March 31, 2017, as compared to $13.7 million in the prior year period. The decrease in revenues from the United States operations is primarily due to the sale of a mill in April 2016. The decrease in South America revenues was primarily due to fewer chip sales to Asia in 2017 as compared to 2016. Fewer vessels shipped during the three months ended March 31, 2017 than during the three months ended March 31, 2016; however, we expect export chip sales to pick up throughout the remainder of 2017 but to be lower than in 2016. Lower biomass product sales also contributed to the decrease in South America revenues. For the three months ended March 31, 2017, our mills in the United States processed 2.5 million green metric tons, or GMT, of logs into wood chips and residual fuels; our mills in South America processed 0.8 million GMT of logs. For the three months ended March 31, 2016, our mills in the United States processed 3.2 million GMT of logs into wood chips and residual fuels; our mills in South America processed 0.9 million GMT of logs.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically electric utilities generating electricity. Revenues were $8.1 million for the three months ended March 31, 2017, earned by delivering approximately 57,000 metric tons of wood pellets. Revenues were $9.9 million for the three months ended March 31, 2016, earned by delivering approximately 64,000 metric tons of wood pellets.

Prior to our decision to idle the Wawa Facility in February 2017, the Wawa Company agreed to deliver approximately 336,000 metric tons to Drax in 2017. In January 2017 we shipped 48,000 metric tons of pellets to Drax. In March 2017, Drax and the Wawa Company agreed to cancel the next two shipments of 2017 without any penalties, leaving the Wawa Company with an obligation to deliver approximately 193,000 metric tons to Drax later in the year. In April 2017, we shipped most of Wawa’s remaining inventory of approximately 12,000 metric tons of pellets to Drax pursuant to an amendment to the Drax Contract; this shipment does not affect our delivery obligations for 2017. The Wawa Facility has not produced any product during 2017. Further amendments to the delivery schedule under the Drax Contract will most likely occur as a result of the continued idling of the facility. At this time we cannot make a determination if any penalties will be associated with future changes to the contract. Rentech, Inc. has guaranteed the payment obligations of the Wawa Company under the terms of the Drax Contract up to a maximum amount of CAD$20 million.

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

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States residential and commercial heating markets. Revenues were $4.1 million for the three months ended March 31, 2017 on deliveries of 22,000 tons of wood pellets. Revenues were $2.6 million for the three months ended March 31, 2016 on deliveries of 13,000 tons of wood pellets.

Results at NEWP for the first quarter of 2017 were negatively impacted by relatively warmer weather than in previous years, continuing depressed prices for competitor heating fuels such as heating oil and propane, and changes in consumer buying patterns where the consumer now makes purchases on an as-needed basis. As a result, NEWP’s sales volumes were significantly lower than historical levels, although higher than the first quarter of 2016. NEWP began scaling back production in February 2016. NEWP produced at approximately 77% of capacity during the three months ended March 31, 2016, at approximately 65% of capacity during 2016, at approximately 43% of capacity during the three months ended March 31, 2017, and is currently monitoring market demand and inventory levels and will adjust production accordingly. Sales prices for the three months ended March 31, 2017 were also lower than in the same period last year.

Cost of Sales

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of sales:
Fulghum Fibres	$17,650	$22,770
Wood Pellets: Industrial	11,534	14,830
Wood Pellets: NEWP	3,782	2,206
Total cost of sales	$32,966	$39,806

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the three months ended March 31, 2017 was $17.7 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 82% of our cost of sales for the three months ended March 31, 2017. Depreciation expense included in cost of sales was $2.0 million during the three-month period ended March 31, 2017.

Cost of sales for the three months ended March 31, 2016 was $22.8 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 86% of our cost of sales for the three months ended March 31, 2016. Depreciation expense included in cost of sales was $1.9 million during the three-month period ended March 31, 2016.

The decrease in cost of sales between the period in 2016 and the corresponding period in 2017 is primarily due to the decrease in biomass and chip sales by our operations in South America between periods and the decrease in processing volumes at our mills in the United States.

Wood Pellets: Industrial

Cost of sales primarily consists of wood fibre feedstock, labor, repairs and maintenance, transportation, electricity and depreciation.

Cost of sales for the three months ended March 31, 2017 was $11.5 million. For the three months ended March 31, 2017, we wrote down our wood pellet inventory by $2.4 million as a result of a high level of fixed operating costs and repairs and maintenance expenses incurred at the Atikokan and Wawa Facilities allocated to relatively low volumes produced during the period. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 80% of cost of sales for the three months ended March 31, 2017. Depreciation expense included in the cost of sales was $0.9 million for three months ended March 31, 2017.

Cost of sales for the three months ended March 31, 2016 was $14.8 million. For the three months ended March 31, 2016, we wrote down our wood pellet inventory by $5.1 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the period of ramp-up. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 73% of cost of sales for the three months ended March 31, 2016. Depreciation expense included in the cost of sales was $3.0 million for three months ended March 31, 2016.

The decrease in cost of sales between the three months ended March 31, 2016 and the three months ended March 31, 2017 is due to the decreases in sales volumes and inventory write-downs between periods.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the three months ended March 31, 2017 was $3.8 million. For the three months ended March 31, 2017, wood fibre feedstock, packaging, labor and electricity comprised 65% of cost of sales. Depreciation expense included in the cost of sales was $0.5 million for three months ended March 31, 2017.

Cost of sales for the three months ended March 31, 2016 was $2.2 million. For the three months ended March 31, 2016, wood fibre feedstock, packaging, labor and electricity comprised 78% of cost of sales. Depreciation expense included in the cost of sales was $0.2 million for three months ended March 31, 2016.

The increase in cost of sales between the period in 2017 and the corresponding period in 2016 is primarily due to the increase in sales volumes between periods and $0.2 million of charges relating to scaling back production at the facilities during the three months ended March 31, 2017.

Gross Profit (Loss)

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Gross Profit (Loss):
Fulghum Fibres	$2,285	$4,666
Wood Pellets: Industrial	(3,387)	(4,969)
Wood Pellets: NEWP	357	434
Total gross profit (loss)	$(745)	$131

Fulghum Fibres

Gross profit was $2.3 million for the three months ended March 31, 2017, compared to $4.7 million for the same period last year. Gross profit margin for the three months ended March 31, 2017 was 11%, compared to 17% for the same period in the prior year. The decreases in gross profit and gross margin were due primarily to lower revenues as a result of a decrease in biomass product sales in South America, a decrease in chip sales to Asia and the sale of a U.S. mill in April 2016, and an increase in repairs and maintenance expenses for the mills in South America.

Wood Pellets: Industrial

Gross loss for the three months ended March 31, 2017 was $3.4 million, compared to $5.0 million for the same period in the prior year. Gross loss margin was 42% for the three months ended March 31, 2017, compared to 50% for the same period in the prior year. The decrease in gross loss was primarily due to a reduction in inventory write-down in 2017.

Wood Pellets: NEWP

Gross profit for each of the three months ended March 31, 2017 and 2016 was $0.4 million. Gross profit margin was 9% for the three months ended March 31, 2017, compared to 16% for the same period in the prior year. Gross profit margin was lower because of lower sales prices and charges relating to scaling back production at the facilities during the three months ended March 31, 2017.

Operating Expenses

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating expenses:
Fulghum Fibres, excluding impairments	$1,753	$1,743
Fulghum Fibres impairments	20,884	—
Wood Pellets: Industrial	2,516	1,355
Wood Pellets: NEWP	752	868
Corporate and unallocated expenses	4,300	6,169
Total operating expenses	$30,205	$10,135

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense and impairment charges. Operating expenses were $22.6 million for the three months ended March 31, 2017, compared to $1.7 million for the three months ended March 31, 2016. Operating expenses, excluding impairments, were $1.8 million for the three months ended March 31, 2017, compared to $1.7 million for the three months ended March 31, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 were $1.5 million and $1.2 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense for the three months ended March 31, 2017 was $0.3 million and $0.5 million for the same period in the prior year.

Fulghum Impairments. Fulghum’s goodwill impairment was $13.1 million for the three months ended March 31, 2017. Fulghum’s asset impairments totaled $7.8 million for the three months ended March 31, 2017. See “Note 8 — Property, Plant and Equipment” and “Note 9 — Goodwill” to the consolidated financial statements included in this report.

Wood Pellets: Industrial

Operating expenses were primarily comprised of selling, general and administrative expenses, which include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Facilities, and other business development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.5 million for the three months ended March 31, 2017, compared to $1.3 million for the same period in the prior year. The increase was primarily due to rail car and transportation expenses, partially offset by corporate allocations. For the three months ended March 31, 2017, we recorded an estimated remaining liability under the TrinityRail Lease of $1.3 million and contractual penalties under the Canadian National Contract of $0.6 million. Corporate allocations totaled $0.9 million for the three months ended March 31, 2016. There were no corporate allocations to the Wood Pellets: Industrial segment in 2017.

In addition, we may need to record additional carload shortfall penalties for 2017 under the Canadian National Contract as a result of idling the Wawa Facility and the revised 2017 delivery scheduled to Drax.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2017 was $0.5 million, compared to $0.6 million for the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense for the three months ended March 31, 2017 and 2016 was $0.2 million and $0.3 million, respectively. Depreciation expense relating to wood pellet processing assets was recorded in cost of sales.

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

Selling, general and administrative expenses were $4.2 million for the three-month period ended March 31, 2017 compared to $6.0 million for the same period last year. The decrease was a result of the Company’s cost saving efforts, including a decrease in personnel costs of $1.0 million, software costs of $0.5 million, professional fees of $0.4 million, insurance expense, rent expense and non-cash equity-based compensation expense of $0.2 million each, which was partially offset by the absence of allocating a portion of corporate overhead to the Wood Pellets: Industrial segment. Non-cash equity-based compensation expense was $0.3 million for the three months ended March 31, 2017, compared to $0.5 million for the same period in the prior year. Corporate allocations to the Wood Pellets: Industrial segment totaled $0.9 million for the three months ended March 31, 2016.

Operating Income (Loss)

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating Income (Loss):
Fulghum Fibres	$(20,352)	$2,923
Wood Pellets: Industrial	(5,903)	(6,324)
Wood Pellets: NEWP	(395)	(434)
Corporate and unallocated expenses	(4,300)	(6,169)
Total operating loss	$(30,950)	$(10,004)

Fulghum Fibres

Operating loss was $20.4 million for the three months ended March 31, 2017, compared to operating income of $2.9 million for the same period last year. The decrease in operating income was primarily due to lower revenues due to a decrease in biomass product sales in South America, a decrease in chip sales to Asia and the sale of a U.S. mill in April 2016, and asset and goodwill impairments, as discussed above.

Wood Pellets: Industrial

Operating loss was $5.9 million for the three months ended March 31, 2017, compared to $6.3 million for the same period last year. The decrease in operating loss was due to decreases in inventory write-down and corporate allocations, partially offset by increases in rail car and transportation expenses, as discussed above.

Wood Pellets: NEWP

Operating loss was $0.4 million for each of the three months ended March 31, 2017 and 2016.

Corporate and Unallocated Expenses

Operating loss was $4.3 million for the three months ended March 31, 2017, compared to $6.2 million for the same period last year. The decrease in operating loss was primarily due to savings from the Company’s cost reduction efforts, as described above.

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

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for Fulghum.

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Fulghum net income (loss) per segment disclosure	$(20,862)	$1,653
Add Fulghum items:
Net interest expense	496	569
Asset impairment	7,759	—
Goodwill impairment	13,125	—
Income tax (benefit) expense	(1,383)	779
Depreciation and amortization	2,261	2,427
Other(1)	1,397	(78)
Fulghum's Adjusted EBITDA	$2,793	$5,350

(1)	Includes an expense of $1.4 million for the three months ended March 31, 2017 that represents the release of certain indemnifications from the previous owners of Fulghum.

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net loss for NEWP.

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
NEWP net loss per segment disclosure	$(500)	$(555)
Add NEWP items:
Net interest expense	136	141
Income tax expense	19	20
Depreciation and amortization	723	463
Other	(50)	(40)
NEWP's Adjusted EBITDA	$328	$29

The table below reconciles Wood Pellet - Industrial’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net loss for Wood Pellets: Industrial.

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Wood Pellets: Industrial net loss per segment disclosure	$(6,354)	$(6,738)
Add Wood Pellets: Industrial items:
Net interest expense	576	438
Income tax expense	—	—
Depreciation and amortization	945	3,041
Other	(124)	(23)
Wood Pellets: Industrial Adjusted EBITDA	$(4,957)	$(3,282)

The table below reconciles Consolidated Adjusted EBITDA (excluding equity in loss of CVR and discontinued operations), which is a non-GAAP financial measure, to loss from continuing operations.

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Loss from continuing operations	$(34,385)	$(11,028)
Add items:
Net interest expense	2,521	3,571
Asset impairment	7,759	—
Goodwill impairment	13,125	—
Income tax (benefit) expense	(1,224)	(2,402)
Depreciation and amortization	4,007	6,056
Equity in loss of investee	918	—
Other(1)	1,221	(145)
Consolidated Adjusted EBITDA	$(6,058)	$(3,948)

(1)	Includes an expense of $1.4 million for the three months ended March 31, 2017 that represents the release of certain indemnifications from the previous owners of Fulghum.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities - continuing operations	$(2,425)	$(14,829)
Operating activities - discontinued operations	—	19,594
Investing activities - continuing operations	(2,342)	(5,797)
Investing activities - discontinued operations	—	(8,184)
Financing activities	140	10,800
Effect of exchange rate on cash	7	473
Increase (decrease) in cash	$(4,620)	$2,057

Operating Activities

Revenues were $32.2 million for the three months ended March 31, 2017, compared to $39.9 million for the same period in the prior year. The decrease in revenues was primarily due to the decrease in sales volumes at Fulghum, the Atikokan Facility and the Wawa Facility, partially offset by increases in sales volumes at NEWP.

Net cash used in operating activities – continuing operations for the three months ended March 31, 2017 was $2.4 million. We had net loss from continuing operations of $34.4 million for the three months ended March 31, 2017, which included a goodwill impairment charge of $13.1 million, asset impairment charges of $7.8 million, $4.0 million of depreciation and amortization expense and a $2.4 million write-down of inventory. Accounts receivable decreased by $6.3 million due primarily to timing of collections.

Net cash used in operating activities – continuing operations for the three months ended March 31, 2016 was $14.8 million. We had net loss from continuing operations of $11.0 million for the three months ended March 31, 2016, which included $6.1 million of depreciation and amortization expense, of which $1.0 million was included in the inventory write-down, and a $5.1 million write-down of inventory. Inventories, before write-downs, increased by $7.4 million during the three months ended March 31, 2016 primarily due to an increase in inventory at NEWP because of the abnormally warm temperatures during the winter a year ago and the most recent winter that resulted in lower sales, partially offset by decreases in inventory at Fulghum and the Atikokan and Wawa Facilities due to timing of sales. Accounts receivable increased by $4.1 million primarily due to an increase in sales. Other receivables increased by $3.8 million primarily due to expected RNP distributions and sales tax refunds.

Net cash provided by operating activities – discontinued operations for the three months ended March 31, 2016 was $19.6 million. We had net income – discontinued operations of $5.6 million for the three months ended March 31, 2016.

Investing Activities

Net cash used in investing activities – continuing operations was $2.3 million for the three months ended March 31, 2017, compared to $5.8 million for the same period in the prior year. Net cash used in investing activities for the three months ended March 31, 2017 was primarily related to capital expenditures at Fulghum and the Atikokan and Wawa Facilities. Net cash used in investing activities for the three months ended March 31, 2016 was primarily related to capital expenditures at the Atikokan and Wawa Facilities and some of Fulghum’s mills.

Net cash used by investing activities – discontinued operations was $8.2 million for the three months ended March 31, 2016.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2017, compared to $10.8 million for the same period in the prior year. During the three months ended March 31, 2016, we borrowed $18.0 million under various credit agreements. During the period, we made debt payments of $3.8 million, and RNP made cash distributions to holders of noncontrolling interests of $3.3 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, our current assets and current liabilities, excluding those of discontinued operations, consisted of the following (in thousands):

Cash(1)	$23,699
Accounts receivable	6,241
Inventories	26,936
Other current assets	7,835
Total current assets	$64,711
Accounts payable	$10,731
Accrued liabilities	15,120
Debt	13,250
Other current liabilities	7,343
Total current liabilities	$46,444

At March 31, 2017, our debt consisted of the following (in thousands):

GSO Credit Agreement	$52,250
Fulghum debt(2)	36,883
NEWP debt(3)	14,124
QS Construction Facility	13,472
Total debt	$116,729

(1)	Amount includes cash of $8.1 million and $0.1 million at Fulghum and NEWP, respectively.
(2)	The Fulghum debt consists primarily of 13 term loans and three short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(3)	The NEWP debt consists primarily of four term loans with each term loan secured by specific property and equipment.

Sources and Uses of Capital

During the three months ended March 31, 2017, we funded operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand.

We have a history of operating losses and an accumulated deficit of $397.0 million as of March 31, 2017. We believe we have sufficient liquidity from cash on hand, expected working capital and other expected sources to fund operations and corporate activities through calendar year 2017, but we may have costs associated with idling the Wawa Facility, pursuing strategic alternatives and other events that could arise that could increase our liquidity needs in 2017. We may also need additional liquidity to fund corporate activities through the first quarter of 2018. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our financial statements for the three months ended March 31, 2017. Management’s plans to address these concerns are discussed below.

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

Over the past 18 months, we have been reorganizing our businesses to lower our cost structure. We now expect to achieve total consolidated annual SG&A expense savings of approximately $20 million, up from the $12 to $15 million we previously expected. We have completed restructuring actions that have resulted in approximately $13.6 million of consolidated SG&A expense savings in 2016, excluding approximately $2.6 million of reorganization and transaction costs. We expect to achieve the additional savings of approximately $6.5 million in 2017, excluding reorganization expenses, shortfall penalties and transaction costs.

We expect our NEWP and Fulghum businesses to generate positive cash flow and be self-sufficient from a liquidity perspective in 2017; however, there can be no assurance that either business will perform in line with our expectations. We expect the Atikokan Facility to generate cash flow in the range of break-even to slightly positive under the revised operating plan to produce 45,000 metric tons of wood pellets per year. We expect that NEWP will need to renew its $6 million revolving credit facility in May of 2017 to address seasonal working capital needs, but there can be no assurance the revolving credit facility will be renewed on acceptable terms. We announced in February of 2017 that a customer of Fulghum has indicated its intent to exercise its option to purchase two wood chipping mills that Fulghum is operating for the customer under a processing agreement. The Company expects the loss of the contract to negatively impact Fulghum’s cash flow in the second half of 2017 and going forward. On May 5, 2017, Fulghum consummated the sale of the two chip mills resulting in net proceeds of between $5.0 million and $5.5 million that will be paid by Fulghum to Rentech in satisfaction of intercompany balances. The Company is required to offer the net proceeds of the sale as prepayment of its debt under the GSO Credit Agreement.

Our subsidiaries can distribute cash to us, although restrictions in our debt agreements may restrict such distributions. Under the GSO Credit Agreement we are required to maintain at least $5 million of cash on hand, including cash available for distribution from our subsidiaries. Under the NEWP credit facility, NEWP must receive the lender’s prior approval before making any cash distributions to Rentech, and the lender may not provide such approval. NEWP is also required to comply with financial performance covenants in its debt agreements. These covenants include maintaining: (i) a minimum debt service coverage ratio of at least 1.4 to 1.0 on a trailing four quarter basis, (ii) a senior debt coverage ratio of less than 3.0 to 1.0 on a trailing four quarter basis and (iii) a fixed charge coverage ratio of at least 1.2 to 1.0 calculated at the end of each calendar year. As of March 31, 2017, NEWP was in compliance with its financial covenants. Fulghum is required to comply with the financial performance covenants in its debt agreements. These covenants include maintaining (i) a minimum cash flow coverage ratio of at least 1.1 to 1.0, measured on a consolidated basis for Fulghum and its domestic subsidiaries and collectively for selected projects and (ii) a minimum tangible net worth of no less than $11.28 million plus 50% of the net income of Fulghum from and after December 31, 2010. As of March 31, 2017, Fulghum was in compliance with its financial covenants. In the event that Fulghum does not comply with these covenants, the debt agreements do not permit it to make cash distributions to Rentech. In the event that NEWP or Fulghum is not permitted to make cash distributions to Rentech, these restrictions would limit Rentech’s ability to access and use cash from its operating subsidiaries to fund its corporate activities and operations. A failure to comply with the debt agreements described above also could constitute an event of default, which would give rise to the right of the applicable lenders to seek remedies against NEWP or Fulghum, as applicable.

There is no assurance that the strategic review process will result in a transaction, that we will achieve the cost savings we expect or that we will not require an additional source of funds. If we require additional capital and are unable to obtain it, there would be a material adverse effect on our business, results of operations, and financial condition.

Debt Facilities

Our debt facilities used to support our wood fibre processing business and corporate activities are the Fulghum debt, the NEWP debt, the QS Construction Facility, the credit agreement with Bank of Montreal, or the BMO Credit Agreement, and the GSO Credit Agreement. Rentech’s consolidated current portion of debt is $13.2 million, of which $13.1 million represents outstanding principal balance and $0.1 million debt premium and debt issuance costs. Of this amount, Fulghum’s current portion of debt is $7.3 million, followed by $5.1 million for NEWP and $0.8 million for the Wawa Company. We expect Fulghum and NEWP to cover their respective current portion of debt and interest on debt during the next 12 months with their cash from operations. We expect to provide the Wawa Company with the funds to cover the current portion of its debt and interest on debt. We expect debt service, including interest on debt, related to the remaining debt during the next 12 months to be funded with cash on hand. For a description of the terms of our various debt instruments, see “Note 13 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report.

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

Cash Distributions

We expect quarterly distributions from CVR, if made, to be a source of liquidity for our wood fibre processing and corporate activities. Cash distributions from CVR may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. We own approximately 7.2 million CVR Common Units. Assuming we continue to hold the CVR Common Units, we would receive quarterly distributions if made by CVR. However, our ownership interest in CVR may be reduced over time if we elect to sell any of our CVR Common Units or if additional Common Units were to be issued by CVR, as the case may be. CVR declared a cash distribution to its common unitholders for the first quarter of 2017 of $0.02 per unit, which would result in a distribution of $0.1 million attributed to the CVR Common Units that we own. The cash distribution will be paid on May 15, 2017 to unitholders of record at the close of business on May 8, 2017.

CONTRACTUAL OBLIGATIONS

Our contractual obligations from continuing operations as of March 31, 2017 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of March 31, 2017.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk relating to continuing operations, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. As of March 31, 2017, no material changes have occurred in the types or nature of market risk described in our Annual Report.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s DCP as of the end of the period covered by this report. Management has identified material weaknesses in internal control over financial reporting, or ICFR, as described below. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of March 31, 2017.

Material Weaknesses in Internal Control over Financial Reporting

As we have previously reported, we identified the following two material weaknesses which continue to exist as of March 31, 2017. We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for long-lived asset impairment and recoverability. Specifically, we did not design and maintain effective internal controls related to documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset impairment and recoverability.

In addition, we determined that we did not maintain effective internal controls over the allocation of GAAP income tax expense between continuing and discontinued operations. Specifically, we did not perform certain procedures over the allocation of the GAAP tax provision between continuing and discontinued operations.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These control deficiencies did not result in a material misstatement to our consolidated financial statements for the quarter ended March 31, 2017. However, these control deficiencies, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by our internal controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses. For more information, see “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in the Annual Report.

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

Changes in Internal Control over Financial Reporting

As described in the Material Weaknesses in Internal Control over Financial Reporting and Plan for Remediation of the Material Weaknesses sections above, there were changes in our ICFR during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in “Note 11 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Index

10.1

Amendment No. 1 to Transaction Agreement, dated January 20, 2017, by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech, Inc., Rentech Nitrogen Holdings, Inc. and DSHC, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Rentech, Inc. on January 23, 2017).

10.2

Amendment to the Letter Agreement, dated January 20, 2017, by and among GSO Capital Partners LP, the GSO Funds, Rentech, Inc., Rentech Nitrogen Holdings, Inc. and DSHC, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Rentech, Inc. on January 23, 2017).

10.3	Amendment, dated as of April 13, 2017, to the Agreement for Sale and Purchase of Biomass, dated May 1, 2013, between Drax Power Limited and RTK WP Canada, ULC.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: May 10, 2017	/s/ Keith B. Forman
Keith B. Forman,
President and Chief Executive Officer

Dated: May 10, 2017	/s/ Paul M. Summers
Paul M. Summers,
Chief Financial Officer