Form 10-Q
period 2017-06-30
RENTECH, INC.
filed 2017-08-09
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2017 was 23,211,780.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$19,048	$28,319
Accounts receivable, including unbilled revenue	6,759	12,490
Inventories	24,075	28,131
Prepaid expenses and other current assets	3,505	3,744
Other receivables	3,223	4,495
Total current assets	56,610	77,179
Property, plant and equipment, net	105,258	117,565
Construction in progress	1,597	905
Other assets
Equity investment	25,085	53,335
Goodwill	15,451	28,576
Intangible assets	26,297	31,227
Deposits and other assets	1,963	3,930
Total other assets	68,796	117,068
Total assets	$232,261	$312,717
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,468	$12,389
Accrued payroll and benefits	3,692	4,529
Accrued liabilities	12,319	16,836
Deferred revenue	2,240	1,730
Current portion of long term debt	15,879	11,237
Accrued interest	455	301
Other	1,394	1,628
Liabilities of discontinued operations	—	150
Total current liabilities	47,447	48,800
Long-term liabilities
Debt	96,525	103,733
Earn-out consideration	113	234
Asset retirement obligation	252	245
Deferred income taxes	7,566	7,826
Other	1,485	1,761
Total long-term liabilities	105,941	113,799
Total liabilities	153,388	162,599
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,212 and 23,200 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	232	232
Additional paid-in capital	534,132	533,575
Accumulated deficit	(434,031)	(362,696)
Accumulated other comprehensive loss	(24,007)	(23,533)
Total Rentech stockholders' equity	76,326	147,578
Noncontrolling interests	2,547	2,540
Total equity	78,873	150,118
Total liabilities and stockholders' equity	$232,261	$312,717

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues
Product sales	$11,039	$16,336	$27,274	$39,652
Service revenues	13,699	15,457	29,685	32,078
Total revenues	24,738	31,793	56,959	71,730
Cost of sales
Product	12,881	20,655	32,081	47,158
Service	12,534	12,817	26,300	26,120
Total cost of sales	25,415	33,472	58,381	73,278
Gross loss	(677)	(1,679)	(1,422)	(1,548)
Operating expenses
Selling, general and administrative expense	6,146	7,742	14,830	16,856
Depreciation and amortization	453	775	1,077	1,783
Asset impairment	—	—	7,759	—
Goodwill impairment	—	—	13,125	—
Other expense, net	348	1,651	361	1,664
Total operating expenses	6,947	10,168	37,152	20,303
Operating loss	(7,624)	(11,847)	(38,574)	(21,851)
Other expense, net
Interest expense	(2,520)	(2,511)	(4,917)	(6,083)
Loss on debt repayment	—	(3,295)	—	(3,295)
Other income (expense)	207	367	(1,137)	513
Total other expenses, net	(2,313)	(5,439)	(6,054)	(8,865)
Loss from continuing operations before income taxes and equity in loss of investee	(9,937)	(17,286)	(44,628)	(30,716)
Income tax benefit	(26)	(9,705)	(1,250)	(12,107)
Loss from continuing operations before equity in loss of investee	(9,911)	(7,581)	(43,378)	(18,609)
Equity in loss of investee	27,212	1,360	28,130	1,360
Loss from continuing operations	(37,123)	(8,941)	(71,508)	(19,969)
Income from discontinued operations, net of tax	—	305,100	96	310,674
Net income (loss)	(37,123)	296,159	(71,412)	290,705
Net (income) loss attributable to noncontrolling interests	66	(157)	77	(3,563)
Loss on redemption of preferred stock	—	(11,049)	—	(11,049)
Preferred stock dividends	—	—	—	(1,320)
Net income (loss) attributable to Rentech common shareholders	$(37,057)	$284,953	$(71,335)	$274,773
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(1.60)	$(0.87)	$(3.08)	$(1.41)
Discontinued operations	$0.00	$12.89	$0.00	$12.99
Net income (loss)	$(1.60)	$12.05	$(3.07)	$11.61
Diluted:
Continuing operations	$(1.60)	$(0.87)	$(3.08)	$(1.41)
Discontinued operations	$0.00	$12.89	$0.00	$12.99
Net income (loss)	$(1.60)	$12.05	$(3.07)	$11.61
Weighted-average shares used to compute net income (loss) per common share:
Basic	23,211	23,067	23,206	23,051
Diluted	23,211	23,067	23,206	23,051

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$(37,123)	$296,159	$(71,412)	$290,705
Other comprehensive income (loss), net of tax:
Foreign currency translation	(407)	(230)	(474)	7,254
Other comprehensive income (loss)	(407)	(230)	(474)	7,254
Comprehensive income (loss)	(37,530)	295,929	(71,886)	297,959
Less: net (income) loss attributable to noncontrolling interests	66	(157)	77	(3,563)
Less: other comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Rentech	$(37,464)	$295,772	$(71,809)	$294,396

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

					Accumulated	Total
			Additional		Other	Rentech		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
	(Unaudited)
Balance, December 31, 2015	23,033	$230	$543,724	$(531,971)	$(27,204)	$(15,221)	$(65,199)	$(80,420)
Sale of investment in RNP	—	—	—	—	—	—	67,638	67,638
Common stock issued for services	125	2	(2)	—	—	—	—	—
Loss on redemption of preferred stock	—	—	(11,049)	—	—	(11,049)	—	(11,049)
Dividends - preferred stock	—	—	(1,320)	—	—	(1,320)	—	(1,320)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,345)	(3,345)
Equity-based compensation expense	—	—	1,303	—	—	1,303	—	1,303
Restricted stock units	31	—	(27)	—	—	(27)	—	(27)
Net income	—	—	—	287,142	—	287,142	3,563	290,705
Other comprehensive income	—	—	—	—	7,254	7,254	—	7,254
Other	—	—	164	—	(283)	(119)	(2)	(121)
Balance, June 30, 2016	23,189	$232	$532,793	$(244,829)	$(20,233)	$267,963	$2,655	$270,618

Balance, December 31, 2016	23,200	$232	$533,575	$(362,696)	$(23,533)	$147,578	$2,540	$150,118
Common stock issued for services	6	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	644	—	—	644	—	644
Restricted stock units	6	—	(2)	—	—	(2)	—	(2)
Net loss	—	—	—	(71,335)	—	(71,335)	(77)	(71,412)
Other comprehensive loss	—	—	—	—	(474)	(474)	—	(474)
Other	—	—	(85)	—	—	(85)	84	(1)
Balance, June 30, 2017	23,212	$232	$534,132	$(434,031)	$(24,007)	$76,326	$2,547	$78,873

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(71,412)	$290,705
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	(96)	(310,674)
Non-cash equity in loss of investee	28,106	1,329
Depreciation and amortization	6,996	11,296
Asset impairment	7,759	—
Goodwill impairment	13,125	—
Non-cash effect of tax benefit	(54)	(12,107)
Utilization of spare parts	395	963
Write-down of inventory	3,302	10,298
Loss on disposal of fixed assets	361	1,664
Loss on debt repayment	—	3,295
Change in deferred taxes	(259)	32,021
Non-cash interest expense	410	314
Equity-based compensation	644	1,153
Other	(316)	(381)
Changes in operating assets and liabilities:
Accounts receivable	5,760	(5,295)
Other receivables	1,426	682
Inventories	318	(14,639)
Prepaid expenses and other current assets	2,220	687
Accounts payable	(1,154)	(3,126)
Deferred revenue	505	629
Accrued interest	148	(44)
Accrued liabilities, accrued payroll and other	(5,002)	3,834
Cash provided by (used in) operating activities of continuing operations	(6,818)	12,604
Cash used in operating activities of discontinued operations	—	(23,672)
Net cash used in operating activities	(6,818)	(11,068)
Cash flows from investing activities
Capital expenditures	(4,444)	(7,716)
Proceeds from disposal of assets	5,219	2,442
Distributions received from equity investment	—	1,941
Cash provided by (used in) investing activities of continuing operations	775	(3,333)
Cash provided by investing activities of discontinued operations	—	17,797
Net cash provided by investing activities	775	14,464
Cash flows from financing activities
Proceeds from debt and credit facilities	7,754	23,815
Payments and retirement of debt	(11,087)	(14,227)
Redemption of preferred stock	—	(10,000)
Dividends to preferred stockholders	—	(1,500)
Distributions to noncontrolling interests	—	(3,345)
Other	(2)	(11)
Net cash used in financing activities	(3,335)	(5,268)
Effect of exchange rate on cash	107	344
Decrease in cash	(9,271)	(1,528)
Cash, beginning of period - continuing operations	28,319	33,119
Cash, beginning of period - discontinued operations	—	15,823
Cash, end of period	19,048	47,414
Cash from discontinued operations, end of period	—	—
Cash from continuing operations, end of period	$19,048	$47,414

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$383	$6,002
Receipt of CVR common units	—	202,145
Derecognition of net liabilities of RNP	—	(197,469)
Transfer of CVR common units to repurchase preferred stock	—	(97,083)
Transfer of CVR common units to repay debt	—	(45,036)
Derecognition of net assets of Pasadena Facility	—	8,894
Distribution receivable	144	—
Issuance of additional shares to noncontrolling interests	84	—
Increase in QS Construction Facility obligation	65	59

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of June 30, 2017, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2017 (the “Annual Report”).

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

Liquidity & Going Concern

We have a history of operating losses and an accumulated deficit of $434.0 million as of June 30, 2017. We believe we have sufficient liquidity from cash on hand, expected working capital and other expected sources to fund operations and corporate activities through calendar year 2017, but we may have costs associated with maintaining the wood pellet production facility located in Wawa, Ontario (the “Wawa Facility”) in an idle state, pursuing strategic alternatives with respect to Rentech, Inc. and its operating businesses and other events that could arise that could increase our liquidity needs in 2017. We may need additional liquidity to fund corporate activities in 2018. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our financial statements for the three and six months ended June 30, 2017. Management’s plans to address these concerns are discussed below.

We are attempting to address our liquidity needs through a combination of cost reductions within our businesses and pursuing strategic alternatives. In February 2017, we announced the idling of the Wawa Facility to conserve liquidity as we explore strategic alternatives for the facility. We also announced our plan to address potential liquidity needs by considering strategic alternatives for the Company as a whole that may include, but are not limited to, a sale of us, a merger or other business combination, a sale of all or a material portion of our assets, restructuring or a recapitalization. The Company’s pursuit of an option in its review of strategic alternatives may lead to or result in future goodwill or asset impairments in its financial statements. We have retained Wells Fargo Securities, LLC to assist in the strategic alternatives review process.

We expect our New England Wood Pellet, LLC (“NEWP”) and Fulghum Fibres, Inc. (“Fulghum”) businesses to generate positive cash flow and be self-sufficient from a liquidity perspective in 2017; however, there can be no assurance that either business will perform in line with our expectations. We expect the wood pellet production facility located in Atikokan, Ontario (the “Atikokan Facility”) to generate cash flow in the range of break-even to slightly positive under the revised operating plan to produce 45,000 metric tons of wood pellets per year. We expect that NEWP will need to renew its $6 million revolving credit facility in August 2017 to address seasonal working capital needs, but there can be no assurance the revolving credit facility will be renewed on acceptable terms. NEWP received a waiver from TD Bank for a failure to meet its financial covenants for the twelve months ended June 30, 2017. We expect that NEWP will need similar waivers during the next two calendar quarters. In the event we are unable to obtain the waivers from NEWP’s lender, the lender could exercise remedies against NEWP under the loan documents, including accelerating the debt so that it becomes due on demand. A default of the NEWP indebtedness would trigger a cross default of other indebtedness of the Company. On May 5, 2017, Fulghum consummated the sale of the two chip mills resulting in net proceeds of $5.1 million that was paid by Fulghum to Rentech mostly in satisfaction of intercompany balances. The Company was required to offer the net proceeds of the sale as a prepayment of its debt under the GSO Credit Agreement, as defined in Note 5 — Fair Value. In June 2017, the Company paid down the GSO Credit Agreement by $5.1 million.

In August 2017, Fulghum was notified by a customer of the exercise of its purchase option for six of Fulghum’s chip mills. The parties are in discussions to enter into new operating agreements for Fulghum to continue to operate the mills on terms similar to operating agreements at other Fulghum mills when Fulghum transfers the asset ownership to the customer. When the sale of the mills is consummated, the Company expects to receive a one-time cash payment of approximately $5.0 million. The sales proceeds will be used to pay off any underlying debt on the purchased mills with any remaining proceeds being offered to GSO Capital Partners LP as a prepayment of the GSO Credit Agreement.

Our subsidiaries can distribute cash to us, although restrictions in our debt agreements may restrict such distributions. Under the GSO Credit Agreement we are required to maintain at least $5 million of cash on hand, including cash available for distribution from our subsidiaries. Under the NEWP credit facility, NEWP must receive the lender’s prior approval before making any cash distributions to Rentech, and the lender may not provide such approval. NEWP is also required to comply with financial performance covenants in its debt agreements. These covenants include maintaining: (i) a minimum debt service coverage ratio of at least 1.4 to 1.0 on a trailing four quarter basis, (ii) a senior debt coverage ratio of less than 3.0 to 1.0 on a trailing four quarter basis and (iii) a fixed charge coverage ratio of at least 1.2 to 1.0 calculated at the end of each calendar year. As of June 30, 2017, NEWP required a waiver from its lender as it was not in compliance with the minimum debt service coverage ratio due to lower sales volumes and additional costs relating to scaling back production at the facilities. We expect NEWP to require similar waivers over the next two quarters, which their inability to obtain such waivers could trigger a cross default of other indebtedness of the Company. Fulghum is required to comply with the financial performance covenants in its debt agreements. These covenants include maintaining (i) a minimum cash flow coverage ratio of at least 1.1 to 1.0, measured on a consolidated basis for Fulghum and its domestic subsidiaries and collectively for selected projects and (ii) a minimum tangible net worth of no less than $11.28 million plus 50% of the net income of Fulghum from and after December 31, 2010. As of June 30, 2017, Fulghum was in compliance with its financial covenants. In the event that Fulghum does not comply with these covenants, the debt agreements do not permit it to make cash distributions to Rentech. In the event that NEWP or Fulghum is not permitted to make cash distributions to Rentech, these restrictions would limit Rentech’s ability to access and use cash from its operating subsidiaries to fund its corporate activities and operations. A failure to comply with the debt agreements described above also could constitute an event of default, which would give rise to the right of the applicable lenders to seek remedies against NEWP or Fulghum, as applicable.

There is no assurance that the strategic review process will result in a transaction, that we will achieve the cost savings we expect, that an event resulting in the acceleration of our indebtedness or otherwise requiring additional liquidity will not occur or that we will not require an additional source of funds. If we require additional capital and are unable to obtain it, there would be a material adverse effect on our business, results of operations, and financial condition.

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

In March 2016, the FASB issued guidance on stock-based compensation, which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification on the statements of cash flows. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity. The Company does not have any material unrecorded excess tax benefits. In addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. Cash paid for employee taxes was $2,300 and $26,700 for the six months ended June 30, 2017 and 2016, respectively. The Company adopted the new guidance in the first quarter of 2017 as follows:

•

Regarding excess tax benefits and deficiencies, the guidance required prospective adoption for the statement of income and allowed for either prospective or retrospective adoption for the statement of cash flows. The Company elected to prospectively adopt the effect to the statement of cash flows.

•

Cash paid for shares withheld to satisfy employee taxes of $26,700 for the six months ended June 30, 2016 was classified as a use in financing activities in the Consolidated Statements of Cash Flows. The guidance required retrospective adoption; accordingly, a $26,700 use was reclassified from an operating activity to a financing activity in the Consolidated Statements of Cash Flows for the six months ended June 30, 2016.

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

In February 2016, the FASB issued an update to its guidance on lease accounting. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not significantly changed and the update does not significantly change the effect of finance and operating leases on the statement of operations. The new guidance is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently assessing the impact of adoption of this standard on its consolidated financial statements.

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

In May 2017, the FASB issued guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosure.

Note 3 — Investment in CVR

The Company owns approximately 7.2 million common units of CVR Partners, L.P. (“CVR”) (“CVR Common Units”). The 7.2 million CVR Common Units were valued at $60.1 million, based on CVR’s closing price of $8.36 per Common Unit as of March 31, 2016. The 7.2 million CVR Common Units had a market value of $25.1 million, based on CVR’s closing price of $3.49 per Common Unit as of June 30, 2017. The investment in CVR is shown on the consolidated balance sheets under equity investment.

The investment in CVR is accounted for under the equity method of accounting. The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses 3% to 5% or more ownership of a limited partnership. The Company’s ownership in CVR represents approximately 6% of the total CVR Common Units outstanding, which is based on total CVR Common Units outstanding at June 30, 2017 of 113,282,973.

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

As of June 30, 2017, the carrying value, before impairment charges, and fair value of the Company’s investment in CVR Common Units were $51.8 million and $25.1 million, respectively. Historically, there have been differentials between the carrying values and fair values. Given these differentials, the Company had been closely monitoring the performance of CVR to determine whether the investment is other-than-temporarily impaired. The Company considered a variety of factors in its impairment analysis, including the historical volatility in the price of CVR units, the seasonality of the fertilizer industry in which CVR operates and recent public statements made by CVR’s management regarding CVR’s results for the three and six months ended June 30, 2017 and their future expectations. The Company concluded that the decline in value of the CVR Common Units is other than temporary from an accounting perspective and therefore an impairment to the investment is required as of June 30, 2017. Therefore, as of June 30, 2017, the Company recorded an impairment to the investment of $26.7 million. For the three and six months ended June 30, 2017, the Company recorded its proportionate share of loss from its investment in CVR of $ 0.2 million and $0.9 million, respectively. In addition, as of the date of the Company’s investment in CVR, basis differences between the book value of equity on CVR’s balance sheet and the amount recorded on the Company’s books was ascribed to an asset and amortized over its useful life, which resulted in an additional expense of $ 0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively. The total of the impairment, the proportionate share of loss and the basis difference amortization is shown on the consolidated statement of operations under equity in loss of investee. As of June 30, 2017, the carrying value, after impairment charges, agreed with the fair value amount of $25.1 million.

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

On March 14, 2016, RNP completed the sale of Rentech Nitrogen Pasadena Holdings, LLC to Interoceanic Corporation. The estimated loss on sale of $0.8 million was recorded in discontinued operations. On March 18, 2016, the Company completed the sale of the property that housed its product demonstration unit in Colorado. The preliminary loss recorded for the six months ended June 30, 2016 was $1.2 million, of which $0.3 million was recorded during the three months ended June 30, 2016. On April 1, 2016, RNP completed the previously announced transactions contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the “Merger Agreement”) under which RNP and Rentech Nitrogen GP, LLC (the “General Partner”) merged with affiliates of CVR Partners, L.P. (“CVR”), and RNP ceased to be a publicly traded company and became a wholly-owned subsidiary of CVR (the “Merger”). The Company’s share of book gain on sale of RNP was $358.6 million, which is recorded in discontinued operations for the three and six months ended June 30, 2016.

In the consolidated statements of cash flows, the cash flows of discontinued operations are separately classified or aggregated under operating and investing activities.

All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

At December 31, 2016, the only item relating to discontinued operations on the balance sheet was a current liability for the Energy Technologies segment of $0.1 million, which was written off during the six months ended June 30, 2017, and is recorded in income from discontinued operations, net of tax on the consolidated statements of operations.

The following tables summarize the results of discontinued operations for the three and six months ended June 30, 2016.

	For the Three Months Ended June 30, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Operating income, excluding gain on sale	—	346	346
Gain (loss) on sale	358,324	(172)	358,152
Other income, net	290	8	298
Income before income taxes	358,614	182	358,796
Income tax expense	53,627	69	53,696
Net income	304,987	113	305,100
Net income attributable to noncontrolling interests	116	—	116
Net income attributable to Rentech common shareholders	$304,871	$113	$304,984

Net income attributable to Rentech common shareholders	$304,871	$113	$304,984
Net income attributable to noncontrolling interests	116	—	116
Income from discontinued operations, net of tax	$304,987	$113	$305,100

	For the Six Months Ended June 30, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$54,347	$—	$54,347
Cost of sales	34,696	—	34,696
Gross profit	19,651	—	19,651
Operating income, excluding gain on sale	15,056	883	15,939
Gain (loss) on sale	357,510	(546)	356,964
Other expenses, net	(5,259)	(42)	(5,301)
Income before income taxes	367,307	295	367,602
Income tax expense	56,818	110	56,928
Net income	310,489	185	310,674
Net income attributable to noncontrolling interests	3,338	—	3,338
Net income attributable to Rentech common shareholders	$307,151	$185	$307,336

Net income attributable to Rentech common shareholders	$307,151	$185	$307,336
Net income attributable to noncontrolling interests	3,338	—	3,338
Income from discontinued operations, net of tax	$310,489	$185	$310,674

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

The following table presents the financial instruments that were accounted for at fair value by level as of June 30, 2017 and December 31, 2016.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration - June 30, 2017	$—	$—	$113
Earn-out consideration - December 31, 2016	—	—	234

The following table presents the fair value and carrying value of the Company’s borrowings as of June 30, 2017.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$38,072	$—	$39,111
NEWP debt	—	13,923	—	14,233
GSO Credit Agreement	—	47,176	—	45,451

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2016.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$38,424	$—	$37,473
NEWP debt	—	14,042	—	13,973
GSO Credit Agreement	—	52,250	—	50,024

Earn-out Consideration

At June 30, 2017, the earn-out consideration was $0.1 million which related to the Atikokan Facility. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Facility, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers of the Atikokan Facility of $0.7 million, which will be repayable from any earn-out consideration. The collectability of the loan is tied to the amount of earn-out consideration the sellers receive from the Company. The Company adjusts the balances of the loan and the earn-out consideration at the same time so that they are equal.

A reconciliation of the change in the carrying value of the earn-out consideration during the six months ended June 30, 2017 is as follows:

Atikokan
(in thousands)
Balance at December 31, 2016	$234
Less: Unrealized gain	(125)
Add: Unrealized loss on foreign currency translation	4
Balance at June 30, 2017	$113

A reconciliation of the change in the carrying value of the earn-out consideration during the six months ended June 30, 2016 is as follows:

Atikokan
(in thousands)
Balance at December 31, 2015	$871
Less: Unrealized loss on foreign currency translation	62
Balance at June 30, 2016	$933

Debt Valuation

The Fulghum debt and NEWP debt are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

The credit agreement we have entered into with certain funds managed by or affiliated with GSO Capital Partners LP (the “GSO Credit Agreement”) is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. The Company concluded that the carrying value, before the discount, of the GSO Credit Agreement approximated the fair value of such loan as of June 30, 2017 and December 31, 2016 based on its floating interest rate and the Company’s assessment that the fixed-rate margins are still at market.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three and six months ended June 30, 2017 and 2016.

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

The interest rate swaps are accounted for as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at June 30, 2017 and December 31, 2016 represents the unrealized loss of $0.2 million and $0.3 million, respectively. Any adjustments to the fair value of the interest rate swaps are recorded in other income (expense) on the consolidated statements of operations.

Net gain (loss) on interest rate swaps:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Realized loss	$—	$—	$—	$—
Unrealized gain (loss)	27	30	80	(6)
Total net gain (loss) on interest rate swaps	$27	$30	$80	$(6)

Fulghum’s subsidiary in Chile uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary liabilities (in this case, four loans) denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary liabilities are recognized into earnings in the line item other income (expense) in our consolidated statements of operations. In addition, Fulghum uses foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The total notional values of derivatives related to our foreign currency economic hedges were $11.1 million as of June 30, 2017 and December 31, 2016.

The currency swaps are accounted for as derivatives for accounting purposes. The currency swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The fair value of the currency derivatives is the difference between the contract values and the exchange rates at the end of the period. The fair value of the currency swaps at June 30, 2017 and December 31, 2016 represents the unrealized loss.

Net gain (loss) on currency swaps:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Realized loss	$—	$—	$—	$—
Unrealized gain (loss)	(89)	4	119	352
Total net gain (loss) on currency swaps	$(89)	$4	$119	$352

The interest rate swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$(248)	$(328)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(248)	$(328)

The currency swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Currency swaps recorded in current liabilities:
Gross amounts recognized	$(746)	$(865)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(746)	$(865)

The following table presents the financial instruments that were accounted for at fair value by level as of June 30, 2017:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	$248	—
Currency swaps	—	746	—

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2016:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	$328	—
Currency swaps	—	865	—

Note 7 — Inventories

Inventories consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Finished goods	$18,587	$22,047
Raw materials	5,488	6,084
Total inventory	$24,075	$28,131

During the three months ended June 30, 2017, the Company wrote down the value of its log inventory by $0.9 million to estimated net realizable value within its Wood Pellets: Industrial segment. During the three months ended June 30, 2016, the Company wrote down the value of its wood pellet inventory by $5.2 million to net realizable value within its Wood Pellets: Industrial segment. During the six months ended June 30, 2017, the Company wrote down the value of its log and wood pellet inventory by $3.3 million to estimated net realizable value within its Wood Pellets: Industrial segment. During the six months ended June 30, 2016, the Company wrote down the value of its wood pellet inventory by $10.3 million to estimated net realizable value within its Wood Pellets: Industrial segment. The write-downs were reflected in cost of goods sold for the applicable periods.

Note 8 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Land and land improvements	$4,512	$4,508
Buildings and building improvements	12,998	13,059
Machinery and equipment	110,943	120,578
Furniture, fixtures and office equipment	469	445
Computer equipment and computer software	3,162	3,105
Vehicles	8,183	8,529
Leasehold improvements	2,031	2,575
	142,298	152,799
Less: Accumulated depreciation	(37,040)	(35,234)
Total property, plant and equipment, net	$105,258	$117,565

Construction in progress consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Fulghum Fibres	$1,004	$746
NEWP	558	130
Other	35	29
Total construction in progress	$1,597	$905

The construction in progress balance includes no capitalized interest costs at June 30, 2017 and December 31, 2016.

Fulghum Fibres

On April 8, 2016, Fulghum completed the sale of one of its mills in the United States to one of its customers, and the customer took over operations of the mill. Since the carrying value was written down in 2015, an immaterial amount of loss was recognized upon the sale in 2016.

In February 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Since the purchase price under the option was lower than the carrying values of the two mills, during the first quarter of 2017, the Company wrote down the carrying values of the two mills by $2.6 million. In addition, the processing agreements for the two mills totaling $3.9 million were written off as well as the spare parts inventory of $1.3 million. The total asset impairment charge recorded during the first quarter of 2017 was $7.8 million. In May 2017, the mills were sold resulting in net proceeds of $5.1 million. Since the carrying value was previously written down in 2017, the amount of loss on sale recognized during the three and six months ended June 30, 2017 was $0.3 million.

Atikokan and Wawa

In February 2017, the Company announced that it has reduced annualized production at its Atikokan Facility to levels sufficient only to fulfill the delivery requirements under the ten-year take-or-pay contract (the “OPG Contract”) with Ontario Power Generation (“OPG”). The Atikokan Facility will no longer ship wood pellets to the Port of Quebec to help fulfill delivery requirements under the ten-year take-or-pay contract (the “Drax Contract”) with Drax Power Limited (“Drax”). The Company will continue to explore alternatives for selling additional wood pellets that could be produced from the Atikokan Facility to increase its utilization.

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

As a result of this decision, the Wawa Facility operations team completed a safe and orderly idling of the facility in early 2017. While the facility is idled, a small workforce remains in place to maintain the facility so that it can resume operations with minimal cost if there is interest from a third party to invest in or purchase the facility. The remainder of the workforce has been placed on a temporary layoff while options for the facility are explored.

Corporate

During the three months ended June 30, 2016, the Company wrote off computer software of $1.0 million, previously recorded in construction in progress, and leasehold improvements, furniture and office equipment totaling $0.4 million.

Note 9 - Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	Fulghum	NEWP	Total
	(in thousands)
Balance at December 31, 2016	$18,253	$10,323	$28,576
Impairment	(13,125)	—	(13,125)
Balance at June 30, 2017	$5,128	$10,323	$15,451

In February 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Fulghum expects the loss of these mills to negatively impact operating income and cash flow in the second half of 2017 and going forward. The customer’s decision was considered a triggering event to perform a goodwill impairment test for Fulghum U.S. as of March 31, 2017. The analysis of goodwill indicated an impairment to goodwill of $13.1 million, which was recorded for the six months ended June 30, 2017.

In February 2017, the Company announced its plan to address potential liquidity needs by considering strategic alternatives for the Company as a whole that may include, but are not limited to, a sale of us, a merger or other business combination, a sale of all or a material portion of our assets, restructuring or a recapitalization. The Company’s pursuit of an option in its review of strategic alternatives may lead to or result in future goodwill or asset impairments in its financial statements.

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

Note 10 — Debt

As of June 30, 2017, the Company was in compliance with its debt covenants, except for NEWP as discussed below. Total debt consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
QS Construction Facility	$13,609	$13,500
Fulghum debt	38,467	36,756
GSO Credit Agreement	47,176	52,250
NEWP debt	14,223	13,944
Total debt	$113,475	$116,450
Less: Debt issuance costs	(1,051)	(1,357)
Less: Unamortized net discount	(20)	(123)
Less: Current portion	(15,762)	(11,082)
Less: Current portion unamortized net premium	(148)	(186)
Plus: Current portion debt issuance costs	31	31
Long-term debt	$96,525	$103,733

In May 2017, NEWP amended its $6 million revolving credit facility to extend the maturity date from May 31, 2017 to August 29, 2017. In June 2017, the Company paid down the GSO Credit Agreement by $5.1 million with the net proceeds from the sale of two of Fulghum’s mills. As of June 30, 2017, NEWP required a waiver from its lender as it was not in compliance with the minimum debt service coverage ratio due to lower sales volumes and additional costs relating to scaling back production at the facilities. We expect NEWP to require similar waivers over the next two quarters. In the event we are unable to obtain the waivers from NEWP’s lender, the lender could exercise remedies against NEWP under the loan documents, including accelerating the debt so that it becomes due on demand. A default of the NEWP indebtedness would trigger a cross default of other indebtedness of the Company, which would most likely have a material adverse effect on our financial condition and ability to continue as a going concern.

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

Prior to our decision to idle the facility, the Wawa Company agreed to deliver approximately 336,000 metric tons to Drax in 2017. In January 2017 we shipped 48,000 metric tons of pellets to Drax. In March 2017, Drax and the Wawa Company agreed to cancel the next two shipments of 2017 without any penalties, leaving the Wawa Company with an obligation to deliver approximately 193,000 metric tons to Drax later in the year. In April 2017, the Wawa Company shipped approximately 12,000 metric tons of pellets to Drax pursuant to an amendment to the Drax Contract; this shipment does not affect our delivery obligations for 2017. The Wawa Company is currently negotiating with Drax to cancel the remaining shipments in 2017. At this time we cannot make a determination if any penalties will be associated with future changes to the Drax Contract. Rentech, Inc. has guaranteed the payment obligations of the Wawa Company under the terms of the Drax Contract up to a maximum amount of CAD$20 million.

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

The Wawa Company has contracted with Canadian National Railway Company through December 31, 2023 for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec (the “Canadian National Contract”). Under the Canadian National Contract, the Wawa Company committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls would result in a penalty of CAD$1,000 per rail car under the terms of the Canadian National Contract. Due to issues discovered at the Wawa Facility, the Wawa Company did not fully meet its 2015 commitment under the Canadian National Contract. In addition, the Wawa Company incurred additional carload shortfall penalties for 2016 under the Canadian National Contract as a result of the continued delays in ramping up the Wawa Facility and the revised 2016 deliveries scheduled to Drax. During 2015 and 2016, the Wawa Company incurred and either paid or accrued penalties of $3.3 million and $1.4 million, respectively. In addition, we may incur additional carload shortfall penalties for 2017 under the Canadian National Contract as a result of idling the Wawa Facility and the revised 2017 deliveries scheduled to Drax. For the six months ended June 30, 2017, the Company recorded one-half of the estimated liability of shortfall penalties for 2017, which resulted in an expense of $1.4 million. The Company is looking at various alternatives related to the Wawa Facility and may need to record additional liabilities for the Canadian National Contract. As facts and circumstances change, the Company will review its estimated liability and adjust the liability, if needed. Under the Canadian National Contract, Rentech, Inc. has guaranteed the Wawa Company’s obligations in an amount not to exceed CAD$1.5 million. We are currently in litigation with Canadian National regarding the payment of penalties related to the Canadian National Contract.

In November 2013, the Wawa Company entered into a lease agreement through April 30, 2024 (the “TrinityRail Lease”) with TrinityRail Canada, Inc. (“Trinity”) under which it committed to lease the required rail cars (258 rail cars per full calendar year) needed to satisfy its delivery requirements under the Drax Contract. The TrinityRail Lease was terminated on March 31, 2017. Due to the lease termination, the Company recorded an estimated remaining liability of $1.3 million that represents the Company’s liability for the remainder of the term of the TrinityRail Lease reduced by an estimate for sublease rental of the rail cars. As facts and circumstances change, the Company will review its estimated liability and adjust the liability, if needed. Under the TrinityRail Lease, Rentech, Inc. has guaranteed the Wawa Company’s obligations in an amount not to exceed USD$1.9 million (the “Trinity PCG”). We are currently in litigation with Trinity regarding lease payments related to the TrinityRail Lease.

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

In July 2017, the RTK Parties finalized a settlement agreement with RDR, whereby all of RDR’s claims against the RTK Parties were released, RDR agreed to discharge its lien against the Wawa Facility, and all claims by RDR against Agrirecycle were assigned to the RTK Parties.

The remaining amounts claimed by EAD Controls, EAD Engineering and Agrirecycle in the separate causes of action in Ontario Superior Court naming the RTK Parties and the Company as defendants is approximately $6.5 million. This includes claims for amounts allegedly due under contracts with the RTK Parties and claims by subcontractors against our direct contractors.

The Company will continue to vigorously defend itself against the allegations made by EAD Engineering, EAD Controls and Agrirecycle and vigorously pursue recovery from EAD Engineering, EAD Controls and Agrirecycle. Given that this litigation is in the pleadings stage and discovery has yet to begin, the Company is unable to estimate at this time the likelihood or the amount of any judgments which may be rendered either in favor of or against it or the RTK Parties.

On February 20, 2017 Canadian National Railway Company (“CN”) filed claims against Rentech, Inc. and RTK WP in Superior Court in the Province of Quebec, District of Montreal for CAD$2,391,858 (which was subsequently amended to CAD $3,635,661) plus costs relating to penalties for volume shortfalls under the Canadian National Contract, freight services and demurrage charges in calendar year 2016. Further, CN has requested that for CAD$1,500,000 of the aforementioned amount, Rentech, Inc. be ordered to compensate CN pursuant to the terms of the Rentech, Inc. parent company guaranty. Both the Company and RTK WP are reviewing these claims, and intends to defend against them vigorously.

On May 22, 2017 Trinity filed claims against Rentech, Inc. in District Court of Dallas County, Texas for monetary relief of over USD$1,000,000 plus costs under the Trinity PCG for unpaid invoices by the Wawa Company under the TrinityRail Lease. The Company is reviewing these claims, and intends to defend against them vigorously.

In addition to the actions described above, the Company is subject to various pending and threatened legal actions relating to construction liens and other claims by vendors hired to perform work for the Wawa Company. If these claims are resolved adverse to the Wawa Company, this is anticipated to have a material adverse effect on the Company's ability to execute its strategic alternatives process.

Other Litigation

On February 22, 2017, Juan Las Heras, a purported shareholder of the Company, filed a federal securities class action complaint on behalf of other shareholders of Rentech similarly situated to Mr. Heras, against Rentech, Inc., Jeffrey R. Spain, and Keith Forman in the U.S. District Court for the Eastern District of New York (the “Heras Lawsuit”). On February 23, 2017, Cheng Jiangchen , a purported shareholder of the Company, filed a federal securities class action complaint on behalf of other shareholders of Rentech, Inc. similarly situated to Mr. Jiangchen, against Rentech, Inc. and Keith Forman in the U.S. District Court for the Central District of California (the “Jiangchen Lawsuit”). On March 7, 2017, Carlos Raul Cuadra, a purported shareholder of Rentech, filed a federal securities class action complaint on behalf of other shareholders of Rentech similarly situated to Mr. Cuadra, against Rentech, Inc.,

Jeffrey R. Spain, and Keith Forman in the U.S. District Court for the Eastern District of New York (the “Cuadra Lawsuit”). The Heras and Cuadra Lawsuits were voluntarily dismissed on May 10, 2017, and May 11, 2017, respectively. In the Jiangchen Lawsuit, the Court appointed Ichiro Ikuno as Lead Plaintiff on May 22, 2017. On July 10, 2017, Lead Plaintiff filed an amended federal securities class action complaint (the “Amended Complaint”) against Rentech, Inc., Keith Forman, and Jeffrey Spain.

The Amended Complaint alleges, among other things, that the Company’s disclosures between March 2016 and November 2016 contained false and misleading statements because they failed to disclose certain material facts regarding Canadian operations, the Company’s accounting, and wood pellet facilities contracts. According to the Amended Complaint, these facts were later disclosed in a press release issued by Rentech on February 21, 2017 (the “Press Release”), a conference call with analysts and investors on March 16, 2017 (the “Conference Call”), and in the Company’s Forms 8-K and 10-K filed on April 4, 2017 (the “8-K” and “10-K”). The Amended Complaint also alleges that Company officers named in the Amended Complaint knowingly acquiesced in the issuance or dissemination of materially false and misleading statements. Lead Plaintiff seeks compensation for losses resulting from fluctuations in stock price of the Company in the period from March 2016 through April 2017, as well as attorney fees, expert fees and costs. The Jiangchen Lawsuit is at a preliminary (pleadings) stage. The Company believes the Jiangchen Lawsuit is without merit and intends to defend against these claims vigorously.

On March 24, 2017, Jingwen Fu, derivatively on behalf of Rentech, Inc., filed a shareholder derivative complaint against Keith Forman, Jeffrey R. Spain, Paul Summers and the members of the Rentech, Inc. board of directors (the “Derivative Defendants”) in the Superior Court of the District of Columbia (the “Fu Lawsuit”). On May 8, 2017, Anton Shaigne, derivatively on behalf of Rentech, Inc., filed a shareholder derivative complaint against the Derivative Defendants in the Superior Court of the District of Columbia (the “Shaigne Lawsuit”, and together with the Fu Lawsuit, the “Derivative Lawsuits”). The Derivative Lawsuits allege, among other things, that the Derivative Defendants breached their fiduciary duties by failing to maintain proper disclosure controls and making false and/or misleading statements and/or omissions concerning the Company’s business in the period from November 9, 2016 through the present, and in the case of the Shaigne Lawsuit also in calendar year 2016 related to the Company’s restatement of financial statements for the three and six months ended June 30, 2016 and the three and nine months ended September 30, 2016. The Derivative Lawsuits also allege unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets by the Derivative Defendants. The Derivative Lawsuits seek to change certain corporate governance policies of the Company, to nominate at least four members for election to the Company Board of Directors and restitution from each of the Derivative Defendants, as well as attorney fees, expert fees and costs. The Derivative Lawsuits are stayed pending resolution of the Amended Complaint.

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

Note 12 — Income Taxes

For the three months ended June 30, 2017, the Company recorded an income tax benefit of $26,000, which related to continuing operations. For the six months ended June 30, 2017, the Company recorded an income tax benefit of $1.2 million, consisting of a $1.3 million income tax benefit in continuing operations and a $0.1 million income tax expense in discontinued operations. The allocation to discontinued operations was determined using the incremental method by subtracting the benefit that was generated from continuing operations from the provision for the Company as a whole. The Company’s effective income tax rate (income tax benefit as a percentage of loss from continuing operations before income taxes) was 2% for the six months ended June 30, 2017. The difference between the United States federal statutory rate of 35% and the effective rate primarily was attributable to the Company having a valuation allowance on substantially all of its net deferred tax assets, state taxes, outside basis difference in foreign subsidiaries, and the impact of foreign earnings. The tax benefit for six months ended June 30, 2017 also includes a discrete income tax benefit of $1.4 million related to the reversal of uncertain tax positions.

For the three months ended June 30, 2016, the Company recorded an income tax expense of $44.0 million, consisting of a $9.7 million income tax benefit in continuing operations and a $53.7 million income tax expense in discontinued operations. For the six months ended June 30, 2016, the Company recorded an income tax expense of $44.8 million, consisting of a $12.1 million income tax benefit in continuing operations and a $56.9 million income tax expense in discontinued operations. The allocation to discontinued operations was determined using the incremental method by subtracting the benefit that was generated from continuing operations from the provision for the Company as a whole. The Company’s effective income tax rate (income tax benefit as a percentage of loss from continuing operations before income taxes) was 38% for the six months ended June 30, 2016. The difference between the United States federal statutory rate of 35% and the effective rate primarily was attributable to the outside basis difference in foreign subsidiaries, the impact of foreign earnings, and state taxes.

Due to the gain on sale of RNP during the three months ended June 30, 2016, the Company released valuation allowance associated with the utilization of net operating loss carryforwards, research and development credits and alternative minimum tax credits. The resulting tax benefit is included as a component of the income tax expense in discontinued operations.

The Company has considered results of operations and concluded that it is more likely than not that substantially all the net deferred tax assets will not be realized. Therefore, a valuation allowance has been recorded against substantially all of the net deferred tax asset.

Note 13 — Segment Information

The Company operates in three business segments, as described below. Results of the East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented. As of June 30, 2017, the Company’s three business segments are:

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017		2016
	(in thousands)
Revenues
Fulghum Fibres	$17,553	$20,829	$37,488		$48,265
Wood Pellets: Industrial	3,167	6,538	11,314		16,399
Wood Pellets: NEWP	4,018	4,426	8,157		7,066
Total revenues	$24,738	$31,793	$56,959		$71,730
Gross profit (loss)
Fulghum Fibres	$1,336	$2,939	$3,621		$7,605
Wood Pellets: Industrial	(1,574)	(5,198)	(4,961)		(10,167)
Wood Pellets: NEWP	(439)	580	(82)		1,014
Total gross loss	$(677)	$(1,679)	$(1,422)		$(1,548)
Selling, general and administrative expenses
Fulghum Fibres	$1,423	$1,175	$2,880		$2,376
Wood Pellets: Industrial	1,166	1,346	3,670		2,654
Wood Pellets: NEWP	413	499	913		1,060
Total segment selling, general and administrative expenses	$3,002	$3,020	$7,463		$6,090
Depreciation and amortization
Fulghum Fibres	$133	$289	$426		$830
Wood Pellets: Industrial	1	53	13		100
Wood Pellets: NEWP	241	302	482		597
Total segment depreciation and amortization recorded in operating expenses	375	644	921		1,527
Fulghum Fibres	1,723	1,936	3,691		3,822
Wood Pellets: Industrial	—	2,116	933		5,110
Wood Pellets: NEWP	804	290	1,286		458
Total depreciation and amortization recorded in cost of sales	2,527	4,342	5,910		9,390
Total segment depreciation and amortization	$2,902	$4,986	$6,831		$10,917
Other operating expenses
Fulghum Fibres	$345	$229	$21,232	(1)	$229
Wood Pellets: Industrial	—	—	—		—
Wood Pellets: NEWP	2	—	12		12
Total segment other operating expenses	$347	$229	$21,244		$241
Operating income (loss)
Fulghum Fibres	$(565)	$1,247	$(20,917)	(1)	$4,170
Wood Pellets: Industrial	(2,741)	(6,596)	(8,644)		(12,920)
Wood Pellets: NEWP	(1,095)	(221)	(1,490)		(655)
Total segment operating loss	$(4,401)	$(5,570)	$(31,051)		$(9,405)
Interest expense
Fulghum Fibres	$515	$576	$1,012		$1,147
Wood Pellets: Industrial	491	407	942		845
Wood Pellets: NEWP	147	151	283		292
Total segment interest expense	$1,153	$1,134	$2,237		$2,284
Net income (loss)
Fulghum Fibres	$(819)	$521	$(21,681)		$2,174
Wood Pellets: Industrial	(3,230)	(7,015)	(9,584)		(13,753)
Wood Pellets: NEWP	(1,204)	(313)	(1,704)		(868)
Total segment net loss	$(5,253)	$(6,807)	$(32,969)		$(12,447)
Reconciliation of segment net loss to consolidated net income (loss):
Segment net loss	$(5,253)	$(6,807)	$(32,969)		$(12,447)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(3,145)	(4,720)	(7,367)		(10,765)
Corporate and unallocated depreciation and amortization expense	(78)	(131)	(156)		(256)
Corporate and unallocated income (expenses) recorded as other income (expense)	2	(4,727)	4		(4,723)
Corporate and unallocated interest expense	(1,366)	(1,375)	(2,679)		(3,798)
Corporate income tax benefit (expense)	(71)	10,148	(211)		13,349
Equity in loss of CVR(2)	(27,212)	(1,329)	(28,130)		(1,329)
Income from discontinued operations, net of tax(3)	—	305,100	96		310,674
Consolidated net income (loss)	$(37,123)	$296,159	$(71,412)		$290,705

(1)	Includes goodwill impairment of $13.1 million and asset impairments of $7.8 million.
(2)

For the three months ended June 30, 2017, equity in loss of investee includes $27.2 million, which includes the investment impairment of $26.7 million, the Company’s proportionate share of loss from its investment in CVR of $0.2 million and amortization of the basis differences of $0.2 million. For the six months ended June 30, 2017, equity in loss of investee includes $28.1 million, which includes the investment impairment of $26.7 million, the Company’s proportionate share of loss from its investment in CVR of $0.9 million and amortization of the basis differences of $0.5 million. For the three and six months ended June 30, 2016, equity in loss of investee includes $1.3 million, which includes the Company’s proportionate share of loss from its investment in CVR and amortization of the basis differences.

(3)	For the three and six months ended June 30, 2016, income from discontinued operations, net of tax includes $358.6 million, which is the Company’s proportionate share of the book gain on sale of RNP.

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Total assets
Fulghum Fibres	$124,996	$155,646
Wood Pellets: Industrial	12,835	19,060
Wood Pellets: NEWP	60,096	61,674
Total segment assets	$197,927	$236,380
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$197,927	$236,380
Corporate and other	34,334	76,337
Consolidated total assets	$232,261	$312,717

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Total goodwill
Fulghum Fibres	$5,128	$18,253
Wood Pellets: NEWP	10,323	10,323
Total goodwill	$15,451	$28,576

	For the Six Months Ended June 30,
	2017	2016
	(in thousands)
Capital expenditures
Fulghum Fibres	$2,987	$3,921
Wood Pellets: Industrial	851	2,885
Wood Pellets: NEWP	553	359
Corporate and other	53	551
Total capital expenditures - continuing operations	$4,444	$7,716
Discontinued operations	—	11,075
Total capital expenditures	$4,444	$18,791

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
United States	$14,986	$16,822	$31,729	$33,150
Canada	3,167	6,538	11,314	16,399
Other	6,585	8,433	13,916	22,181
Total revenues	$24,738	$31,793	$56,959	$71,730

The following table sets forth assets by geographic area:

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
United States	$181,130	$254,255
Canada	12,835	19,060
Other	38,296	39,402
Total assets	$232,261	$312,717

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except for per share data)
Numerator:
Loss from continuing operations	$(37,123)	$(8,941)	$(71,508)	$(19,969)
Less: Loss on redemption of preferred stock	—	(11,049)	—	(11,049)
Less: Preferred stock dividends	—	—	—	(1,320)
Less: (Income) loss from continuing operations attributable to noncontrolling interests	66	(41)	77	(225)
Less: Income from continuing operations allocated to participating securities	—	—	—	—
Loss from continuing operations allocated to common shareholders	$(37,057)	$(20,031)	$(71,431)	$(32,563)
Numerator:
Income from discontinued operations	$—	$305,100	$96	$310,674
Less: Income from discontinued operations attributable to noncontrolling interests	—	(116)	—	(3,338)
Less: Income from discontinued operations allocated to participating securities	—	(7,599)	(3)	(7,957)
Income from discontinued operations allocated to common shareholders	$—	$297,385	$93	$299,379
Numerator:
Net income (loss) attributable to Rentech common shareholders	$(37,057)	$284,953	$(71,335)	$274,773
Less: Income allocated to participating securities	—	(7,100)	—	(7,114)
Net income (loss) allocated to common shareholders	$(37,057)	$277,853	$(71,335)	$267,659
Denominator:
Weighted average common shares outstanding	23,211	23,067	23,206	23,051
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	—	—	—
Common stock options	—	—	—	—
Restricted stock	—	—	—	—
Diluted shares outstanding	23,211	23,067	23,206	23,051
Basic:
Continuing operations	$(1.60)	$(0.87)	$(3.08)	$(1.41)
Discontinued operations	$0.00	$12.89	$0.00	$12.99
Net income (loss) per common share	$(1.60)	$12.05	$(3.07)	$11.61
Diluted:
Continuing operations	$(1.60)	$(0.87)	$(3.08)	$(1.41)
Discontinued operations	$0.00	$12.89	$0.00	$12.99
Net income (loss) per common share	$(1.60)	$12.05	$(3.07)	$11.61

For the three and six months ended June 30, 2017, 1.9 million shares of Common Stock issuable pursuant to stock options, stock warrants and restricted stock units were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2016, 1.7 million shares of Common Stock issuable pursuant to stock options, stock warrants and restricted stock units were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 15 — Subsequent Events

Fulghum Fibres

In August 2017, Fulghum was notified by a customer of the exercise of its purchase option for six of Fulghum’s chip mills. The parties are in discussions to enter into new operating agreements for Fulghum to continue to operate the mills on terms similar to operating agreements at other Fulghum mills when Fulghum transfers the asset ownership to the customer. When the sale of the mills is consummated, the Company expects to receive a one-time cash payment of approximately $5.0 million.

In addition, the purchase option price of the six mills is below their carrying value, which would result in a potential write-down of fixed assets that the Company would expect to record during the three months ended September 31, 2017. The Company will also assess the impact on other long-lived assets related to changes to the operating agreements.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include the risk factors detailed in “Part I—Item 1A. Risk Factors” in the Annual Report and from time to time in our other periodic reports and registration statements filed with the SEC. Such risks and uncertainties include, among other things:

•

our ability to continue as a going concern over the next twelve months in the event our current and expected sources of funding are insufficient to fund working capital and continue operations, including as a result of our operating costs exceeding the amounts we have budgeted for those items;

•

whether our strategic review process will result in a transaction, and the risks that could arise if an appropriate strategic alternative(s) is not achieved on a timely basis and we are otherwise unable to secure additional sources of funds to address potential future liquidity needs;

•	our ability to comply with the covenants in the agreements governing our indebtedness and any other event resulting in the acceleration of our indebtedness;
•	our ability to successfully implement our reorganization plan and to achieve the cost savings we expect from the plan on the schedule we expect;
•	our ability to successfully execute our strategy, and mitigate the risks, with our wood fibre processing business;
•	our ability to comply with the terms of the various contracts relating to our Atikokan and Wawa Facilities, which could require us to pay penalties and other damages to the extent we do not;
•	our ability to continue to meet the listing standards of the NASDAQ Stock Market;
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

•	adverse weather conditions, which can affect demand for, and delivery and production of, and wood pellet products;
•	our dependence on our customers to purchase and transport goods purchased from us and the potential loss of customers to competitors;
•	planned or unplanned shutdowns, or any operational difficulties, at our facilities;
•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;
•	our ability and the associated cost to comply with laws and regulations regarding employee and process safety;
•	intense competition from other wood fibre processors;
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

Our Canadian wood pellet business consists of our Atikokan Facility and Wawa Facility, the latter of which we idled in early 2017. Wood pellets produced at the Atikokan Facility are being used primarily for utility power generation in Canada and wood pellets produced at the Wawa Facility were used primarily for utility power generation in the United Kingdom.

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

Overview of our Results of Operations

Our operating segments have been affected in different ways by various negative and positive factors in the first six months of 2017. The results and outlook for our Wood Pellets: Industrial segment depend primarily on operating results from the Atikokan and Wawa Facilities. During the six months ended June 30, 2017, we shipped two vessels containing approximately 60,000 metric tons of wood pellets from the Port of Quebec, which was delivered to and accepted by Drax. The Atikokan Facility shipped approximately 20,000 metric tons of wood pellets to OPG during the six months ended June 30, 2017. However, we have had inventory write-downs of $3.3 million through June 30, 2017 as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the period. In addition, in February 2017 we announced that we have idled the Wawa Facility to conserve liquidity as we explore strategic alternatives for the facility.

Results at NEWP in the first six months of 2017 were negatively impacted by relatively warmer weather than in previous years, continuing depressed prices for competitor heating fuels such as heating oil and propane, and changes in consumer buying patterns where the consumer now makes purchases on an as-needed basis. As a result, NEWP’s sales volumes were significantly lower than historical levels, although higher than the first six months of 2016. NEWP’s revenue increased from $7.1 million for the six months ended June 30, 2016 to $8.2 million for the six months ended June 30, 2017. NEWP’s gross profit decreased from $1.0 million for the six months ended June 30, 2016 to a gross loss of $0.1 million for the six months ended June 30, 2017. In response to market conditions, NEWP began scaling back production in February 2016. NEWP produced at approximately 65% of capacity during 2016, at approximately 33% of capacity during the six months ended June 30, 2017, and is currently monitoring market demand and inventory levels and will adjust production accordingly.

Fulghum’s revenue was $37.5 million for the six months ended June 30, 2017, compared to $48.3 million for the six months ended June 30, 2016. Fulghum’s gross profit was $3.6 million for the six months ended June 30, 2017, compared to $7.6 million for the six months ended June 30, 2016. In February of 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Fulghum expects the loss of these mills to negatively impact operating income and cash flow in the second half of 2017 and going forward. The customer’s decision was considered a triggering event to perform a goodwill impairment test for Fulghum U.S. as of March 31, 2017. The analysis of goodwill indicated an impairment to goodwill of $13.1 million, which was recorded during the first quarter of 2017. Since the purchase price under the option was lower than the carrying values of the two mills, during the first quarter of 2017, we wrote down the carrying values by $2.6 million. In addition, the processing agreements for the two mills totaling $3.9 million were written off as well as the spare parts inventory of $1.3 million. The total asset impairment charge recorded during the first quarter of 2017 was $7.8 million. In May 2017, the mills were sold resulting in net proceeds of $5.1 million. Since the carrying value was previously written down in 2017, the amount of loss on sale recognized during the three and six months ended June 30, 2017 was $0.3 million.

Investment in CVR

As of June 30, 2017, the carrying value, before impairment charges, and fair value of our investment in CVR Common Units were $51.8 million and $25.1 million, respectively. Given this differential, we had been closely monitoring the performance of CVR to determine whether the investment is other-than-temporarily impaired. We considered a variety of factors in our impairment analysis, including the historical volatility in the price of CVR units, the seasonality of the fertilizer industry in which CVR operates and recent public statements made by CVR’s management regarding CVR’s results for the three and six months ended June 30, 2017 and their future expectations. We concluded that the decline in value of the CVR Common Units is other than temporary and an impairment to the investment is required as of June 30, 2017. Therefore, as of June 30, 2017, we recorded an impairment to the investment of $26.7 million. As of June 30, 2017, the carrying value, after impairment charges, agreed with the fair value amount of $25.1 million.

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

The abnormally warm temperatures during the past winters have disrupted seasonal buying patterns of the last couple of years resulting in unusually low sales volumes during the year ended December 31, 2016 and the six months ended June 30, 2017. Customers who have historically bought wood pellets earlier in the spring, summer and fall in preparation for the upcoming winter season are now waiting to make their purchases on an as-needed basis. As a result, we expect incremental seasonality in our revenue. While these consumer buying patterns have continued in 2017, we believe that these patterns are temporary, and we expect consumer buying patterns and sales to return to historical trends and levels, respectively. In response to market conditions, NEWP began scaling back production in February 2016. NEWP produced at approximately 66% of capacity during the six months ended June 30, 2016, at approximately 65% of capacity during 2016, at approximately 33% of capacity during the six months ended June 30, 2017, and is currently monitoring market demand and inventory levels and will adjust production accordingly.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017		2016
	(in thousands)
Revenues
Fulghum Fibres	$17,553	$20,829	$37,488		$48,265
Wood Pellets: Industrial	3,167	6,538	11,314		16,399
Wood Pellets: NEWP	4,018	4,426	8,157		7,066
Total revenues	$24,738	$31,793	$56,959		$71,730
Gross profit (loss)
Fulghum Fibres	$1,336	$2,939	$3,621		$7,605
Wood Pellets: Industrial	(1,574)	(5,198)	(4,961)		(10,167)
Wood Pellets: NEWP	(439)	580	(82)		1,014
Total gross loss	$(677)	$(1,679)	$(1,422)		$(1,548)
Selling, general and administrative expenses
Fulghum Fibres	$1,423	$1,175	$2,880		$2,376
Wood Pellets: Industrial	1,166	1,346	3,670		2,654
Wood Pellets: NEWP	413	499	913		1,060
Total segment selling, general and administrative expenses	$3,002	$3,020	$7,463		$6,090
Operating income (loss)
Fulghum Fibres	$(565)	$1,247	$(20,917)	(1)	$4,170
Wood Pellets: Industrial	(2,741)	(6,596)	(8,644)		(12,920)
Wood Pellets: NEWP	(1,095)	(221)	(1,490)		(655)
Total segment operating loss	$(4,401)	$(5,570)	$(31,051)		$(9,405)
Net income (loss)
Fulghum Fibres	$(819)	$521	$(21,681)		$2,174
Wood Pellets: Industrial	(3,230)	(7,015)	(9,584)		(13,753)
Wood Pellets: NEWP	(1,204)	(313)	(1,704)		(868)
Total segment net loss	$(5,253)	$(6,807)	$(32,969)		$(12,447)
Reconciliation of segment net loss to consolidated net income (loss):
Segment net loss	$(5,253)	$(6,807)	$(32,969)		$(12,447)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(3,145)	(4,720)	(7,367)		(10,765)
Corporate and unallocated depreciation and amortization expense	(78)	(131)	(156)		(256)
Corporate and unallocated income (expenses) recorded as other income (expense)	2	(4,727)	4		(4,723)
Corporate and unallocated interest expense	(1,366)	(1,375)	(2,679)		(3,798)
Corporate income tax benefit (expense)	(71)	10,148	(211)		13,349
Equity in loss of CVR(2)	(27,212)	(1,329)	(28,130)		(1,329)
Income from discontinued operations, net of tax(3)	—	305,100	96		310,674
Consolidated net income (loss)	$(37,123)	$296,159	$(71,412)		$290,705

(1)	Includes goodwill impairment of $13.1 million and asset impairments of $7.8 million.
(2)

For the three months ended June 30, 2017, equity in loss of investee includes $27.2 million, which includes the investment impairment of $26.7 million, our proportionate share of loss from our investment in CVR of $0.2 million and amortization of the basis differences of $0.2 million. For the six months ended June 30, 2017, equity in loss of investee includes $28.1 million, which includes the investment impairment of $26.7 million, our proportionate share of loss from our investment in CVR of $0.9 million and amortization of the basis differences of $0.5 million. For the three and six months ended June 30, 2016, equity in loss of investee includes $1.3 million, which is our proportionate share of loss from our investment in CVR and amortization of the basis differences.

(3)	For the three and six months ended June 30, 2016, income from discontinued operations, net of tax includes $358.6 million, which is our proportionate share of the book gain on sale of RNP.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016:

Continuing Operations

Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Fulghum Fibres	$17,553	$20,829	$37,488	$48,265
Wood Pellets: Industrial	3,167	6,538	11,314	16,399
Wood Pellets: NEWP	4,018	4,426	8,157	7,066
Total revenues	$24,738	$31,793	$56,959	$71,730

Fulghum Fibres

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Services	$13,699	$15,457	$29,685	$32,079
Product	3,854	5,372	7,803	16,186
Total revenues - Fulghum	$17,553	$20,829	$37,488	$48,265

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

Revenues were $17.6 million for the three months ended June 30, 2017, compared to $20.8 million for the same period last year. Revenues from operations in the United States were $11.0 million for the three months ended June 30, 2017, as compared to $12.4 million in the prior year period. Revenues from operations in South America were $6.6 million for the three months ended June 30, 2017, as compared to $8.4 million in the prior year period. The decrease in revenues from the United States operations is primarily due to the sale of two mills in May 2017 and lower processing volumes at other mills. The decrease in South America revenues was primarily due to fewer chip sales to Asia in 2017 as compared to 2016. Fewer vessels shipped during the three months ended June 30, 2017 than during the three months ended June 30, 2016; however, we expect export chip sales to pick up throughout the remainder of 2017 but to be lower than in 2016. Lower biomass product sales also contributed to the decrease in South America revenues. For the three months ended June 30, 2017, our mills in the United States processed 2.3 million green metric tons, or GMT, of logs into wood chips and residual fuels; our mills in South America processed 0.6 million GMT of logs. For the three months ended June 30, 2016, our mills in the United States processed 2.6 million GMT of logs into wood chips and residual fuels; our mills in South America processed 0.8 million GMT of logs.

Revenues were $37.5 million for the six months ended June 30, 2017, compared to $48.3 million for the same period last year. Revenues from operations in the United States were $23.6 million for the six months ended June 30, 2017, as compared to $26.1 million in the prior year period. Revenues from operations in South America were $13.9 million for the six months ended June 30, 2017, as compared to $22.2 million in the prior year period. The decrease in revenues from the United States operations is primarily due to the sale of two mills in May 2017 and one mill in April 2016, and lower processing volumes at other mills. The decrease in South America revenues was primarily due to fewer chip sales to Asia in 2017 as compared to 2016. Fewer vessels shipped during the six months ended June 30, 2017 than during the six months ended June 30, 2016. Lower biomass product sales also contributed to the decrease in South America revenues. For the six months ended June 30, 2017, our mills in the United States processed 4.8 million GMT of logs into wood chips and residual fuels; our mills in South America processed 1.4 million GMT of logs. For the six months ended June 30, 2016, our mills in the United States processed 5.8 million GMT of logs into wood chips and residual fuels; our mills in South America processed 1.7 million GMT of logs.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically electric utilities generating electricity. Revenues were $3.2 million for the three months ended June 30, 2017, earned by delivering approximately 23,000 metric tons of wood pellets. Revenues were $6.5 million for the three months ended June 30, 2016, earned by delivering approximately 56,000 metric tons of wood pellets.

Revenues were $11.3 million for the six months ended June 30, 2017, earned by delivering approximately 80,000 metric tons of wood pellets. Revenues were $16.4 million for the six months ended June 30, 2016, earned by delivering approximately 120,000 metric tons of wood pellets.

Prior to our decision to idle the Wawa Facility in February 2017, the Wawa Company agreed to deliver approximately 336,000 metric tons to Drax in 2017. In January 2017 we shipped 48,000 metric tons of pellets to Drax. In March 2017, Drax and the Wawa Company agreed to cancel the next two shipments of 2017 without any penalties, leaving the Wawa Company with an obligation to deliver approximately 193,000 metric tons to Drax later in the year. In April 2017, we shipped most of the remaining inventory of approximately 12,000 metric tons of pellets to Drax pursuant to an amendment to the Drax Contract; this shipment does not affect our delivery obligations for 2017. The Wawa Facility has not produced any product during 2017. The Wawa Company is currently negotiating with Drax to cancel the remaining shipments in 2017.At this time we cannot make a determination if any penalties will be associated with future changes to the contract. Rentech, Inc. has guaranteed the payment obligations of the Wawa Company under the terms of the Drax Contract up to a maximum amount of CAD$20 million.

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

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States residential and commercial heating markets. Revenues were $4.0 million for the three months ended June 30, 2017 on deliveries of 22,000 tons of wood pellets. Revenues were $4.4 million for the three months ended June 30, 2016 on deliveries of 24,000 tons of wood pellets.

Revenues were $8.2 million for the six months ended June 30, 2017 on deliveries of 43,000 tons of wood pellets. Revenues were $7.1 million for the six months ended June 30, 2016 on deliveries of 37,000 tons of wood pellets.

Results at NEWP for the first six months of 2017 were negatively impacted by relatively warmer weather than in previous years, continuing depressed prices for competitor heating fuels such as heating oil and propane, and changes in consumer buying patterns where the consumer now makes purchases on an as-needed basis. As a result, NEWP’s sales volumes were significantly lower than historical levels, although higher than the first six months of 2016. NEWP began scaling back production in February 2016. NEWP produced at approximately 66% of capacity during the six months ended June 30, 2016, at approximately 65% of capacity during 2016, at approximately 33% of capacity during the six months ended June 30, 2017, and is currently monitoring market demand and inventory levels and will adjust production accordingly. Sales prices for the three and six months ended June 30, 2017 were also lower than in the same periods last year.

Cost of Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of sales:
Fulghum Fibres	$16,217	$17,890	$33,867	$40,660
Wood Pellets: Industrial	4,741	11,736	16,275	26,566
Wood Pellets: NEWP	4,457	3,846	8,239	6,052
Total cost of sales	$25,415	$33,472	$58,381	$73,278

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the three months ended June 30, 2017 was $16.2 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 82% of our cost of sales for the three months ended June 30, 2017. Depreciation expense included in cost of sales was $1.7 million during the three-month period ended June 30, 2017.

Cost of sales for the three months ended June 30, 2016 was $17.9 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 83% of our cost of sales for the three months ended June 30, 2016. Depreciation expense included in cost of sales was $1.9 million during the three-month period ended June 30, 2016.

Cost of sales for the six months ended June 30, 2017 was $33.9 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 82% of our cost of sales for the six months ended June 30, 2017. Depreciation expense included in cost of sales was $3.7 million during the six-month period ended June 30, 2017.

Cost of sales for the six months ended June 30, 2016 was $40.7 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 84% of our cost of sales for the six months ended June 30, 2016. Depreciation expense included in cost of sales was $3.8 million during the six-month period ended June 30, 2016.

The decreases in cost of sales between the periods in 2016 and the corresponding periods in 2017 are primarily due to the decrease in biomass and chip sales by our operations in South America between periods and the decrease in processing volumes at our mills in the United States.

Wood Pellets: Industrial

Cost of sales primarily consists of wood fibre feedstock, labor, repairs and maintenance, transportation, electricity and depreciation.

Cost of sales for the three months ended June 30, 2017 was $4.7 million. For the three months ended June 30, 2017, we wrote down our log inventory by $0.9 million as a result of a high level of fixed operating costs and repairs and maintenance expenses incurred at the Atikokan Facility allocated to relatively low volumes produced during the period. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 71% of cost of sales for the three months ended June 30, 2017.

Cost of sales for the three months ended June 30, 2016 was $11.7 million. For the three months ended June 30, 2016, we wrote down our wood pellet inventory by $5.2 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the period of ramp-up. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 74% of cost of sales for the three months ended June 30, 2016. Depreciation expense included in the cost of sales was $2.1 million for three months ended June 30, 2016.

Cost of sales for the six months ended June 30, 2017 was $16.3 million. For the six months ended June 30, 2017, we wrote down our log and wood pellet inventory by $3.3 million as a result of a high level of fixed operating costs and repairs and maintenance expenses incurred at the Atikokan and Wawa Facilities allocated to relatively low volumes produced during the period. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 68% of cost of sales for the six months ended June 30, 2017. Depreciation expense included in the cost of sales was $0.9 million for six months ended June 30, 2017.

Cost of sales for the six months ended June 30, 2016 was $26.6 million. For the six months ended June 30, 2016, we wrote down our wood pellet inventory by $10.3 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the period of ramp-up. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 74% of cost of sales for the six months ended June 30, 2016. Depreciation expense included in the cost of sales was $5.1 million for six months ended June 30, 2016.

The decreases in cost of sales between the periods in 2016 and the periods in 2017 are due to the decreases in sales volumes and inventory write-downs between periods.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the three months ended June 30, 2017 was $4.5 million. For the three months ended June 30, 2017, wood fibre feedstock, packaging, labor and electricity comprised 59% of cost of sales. Depreciation expense included in the cost of sales was $0.8 million for three months ended June 30, 2017.

Cost of sales for the three months ended June 30, 2016 was $3.8 million. For the three months ended June 30, 2016, wood fibre feedstock, packaging, labor and electricity comprised 75% of cost of sales. Depreciation expense included in the cost of sales was $0.3 million for three months ended June 30, 2016.

Cost of sales for the six months ended June 30, 2017 was $8.2 million. For the six months ended June 30, 2017, wood fibre feedstock, packaging, labor and electricity comprised 62% of cost of sales. Depreciation expense included in the cost of sales was $1.3 million for six months ended June 30, 2017.

Cost of sales for the six months ended June 30, 2016 was $6.1 million. For the six months ended June 30, 2016, wood fibre feedstock, packaging, labor and electricity comprised 76% of cost of sales. Depreciation expense included in the cost of sales was $0.5 million for six months ended June 30, 2016.

The increase in cost of sales between the three months ended June 30, 2017 and the corresponding period in 2016 is primarily due to the increase in depreciation expense between periods and $0.3 million of charges relating to scaling back production at the facilities during the three months ended June 30, 2017, partially offset by lower wood fibre feedstock costs. The increase in cost of sales between the six months ended June 30, 2017 and the corresponding period in 2016 is primarily due to the increase in sales volumes and depreciation expense between periods and $0.5 million of charges relating to scaling back production at the facilities during the six months ended June 30, 2017.

Gross Profit (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Gross Profit (Loss):
Fulghum Fibres	$1,336	$2,939	$3,621	$7,605
Wood Pellets: Industrial	(1,574)	(5,198)	(4,961)	(10,167)
Wood Pellets: NEWP	(439)	580	(82)	1,014
Total gross loss	$(677)	$(1,679)	$(1,422)	$(1,548)

Fulghum Fibres

Gross profit was $1.3 million for the three months ended June 30, 2017, compared to $2.9 million for the same period last year. Gross profit margin for the three months ended June 30, 2017 was 8%, compared to 14% for the same period in the prior year. The decreases in gross profit and gross margin were due primarily to lower revenues as a result of a decrease in biomass product sales in South America, a decrease in chip sales to Asia, the sale of two U.S. mills in May 2017, lower processing volumes at other U.S. mills, and an increase in repairs and maintenance expenses for the mills in South America.

Gross profit was $3.6 million for the six months ended June 30, 2017, compared to $7.6 million for the same period last year. Gross profit margin for the six months ended June 30, 2017 was 10%, compared to 16% for the same period in the prior year. The decreases in gross profit and gross margin were due primarily to lower revenues as a result of a decrease in biomass product sales in South America, a decrease in chip sales to Asia, the sale of two U.S. mills in May 2017 and one U.S. mill in April 2016, lower processing volumes at other U.S. mills, and an increase in repairs and maintenance expenses for the mills in South America.

Wood Pellets: Industrial

Gross loss for the three months ended June 30, 2017 was $1.6 million, compared to $5.2 million for the same period in the prior year. Gross loss margin was 50% for the three months ended June 30, 2017, compared to 80% for the same period in the prior year. The decrease in gross loss was primarily due to the idling of the Wawa Facility, lower operating rates at the Atikokan Facility, and a reduction in inventory write-down in 2017.

Gross loss for the six months ended June 30, 2017 was $5.0 million, compared to $10.2 million for the same period in the prior year. Gross loss margin was 44% for the three months ended June 30, 2017, compared to 62% for the same period in the prior year. The decrease in gross loss was primarily due to the idling of the Wawa Facility, lower operating rates at the Atikokan Facility, and a reduction in inventory write-down in 2017.

Wood Pellets: NEWP

Gross loss for the three months ended June 30, 2017 was $0.4 million, compared to gross profit of $0.6 million for the same period in the prior year. Gross loss margin was 11% for the three months ended June 30, 2017, compared to gross profit margin of 13% for the same period in the prior year. Gross profit and gross profit margin were lower because of lower sales volumes and prices, higher depreciation expense and charges relating to scaling back production at the facilities during the three months ended June 30, 2017.

Gross loss for the six months ended June 30, 2017 was $0.1 million, compared to gross profit of $1.0 million for the same period in the prior year. Gross loss margin was 1% for the six months ended June 30, 2017, compared to gross profit margin of 14% for the same period in the prior year. Gross profit and gross profit margin were lower because of lower sales prices, higher depreciation expense and charges relating to scaling back production at the facilities during the six months ended June 30, 2017.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Operating expenses:
Fulghum Fibres, excluding impairments	$1,901	$1,692	$3,654	$3,435
Fulghum Fibres impairments	—	—	20,884	—
Wood Pellets: Industrial	1,167	1,398	3,683	2,753
Wood Pellets: NEWP	656	801	1,408	1,669
Corporate and unallocated expenses	3,223	6,277	7,523	12,446
Total operating expenses	$6,947	$10,168	$37,152	$20,303

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense, impairment charges and loss on disposal of fixed assets. Operating expenses were $1.9 million for the three months ended June 30, 2017, compared to $1.7 million for the three months ended June 30, 2016.

Operating expenses were $24.5 million for the six months ended June 30, 2017, compared to $3.4 million for the six months ended June 30, 2016. Operating expenses, excluding impairments, were $3.7 million for the six months ended June 30, 2017, compared to $3.4 million for the six months ended June 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2017 and 2016 were $1.4 million and $1.2 million, respectively. Selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 were $2.9 million and $2.4 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense for the three months ended June 30, 2017 was $0.1 million and $0.3 million for the same period in the prior year. Depreciation and amortization expense included in operating expense for the six months ended June 30, 2017 was $0.4 million and $0.8 million for the same period in the prior year.

Fulghum Impairments. Fulghum’s goodwill impairment was $13.1 million for the six months ended June 30, 2017. Fulghum’s asset impairments totaled $7.8 million for the six months ended June 30, 2017. See “Note 8 — Property, Plant and Equipment” and “Note 9 — Goodwill” to the consolidated financial statements included in this report.

Loss on Disposal of Fixed Assets. For the three months ended June 30, 2017 and 2016, loss on disposal of fixed assets was $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2017 and 2016, loss on disposal of fixed assets was $0.3 million and $0.2 million, respectively.

Wood Pellets: Industrial

Operating expenses were primarily comprised of selling, general and administrative expenses, which include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Facilities, and other business development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million for the three months ended June 30, 2017, compared to $1.3 million for the same period in the prior year. The decrease was primarily due to a decrease in corporate allocations, partially offset by an increase in transportation expenses due to estimated contractual penalties resulting from the idling of the Wawa Facility. Corporate allocations totaled $0.9 million for the three months ended June 30, 2016. There were no corporate allocations to the Wood Pellets: Industrial segment in 2017. For the three months ended June 30, 2017, we recorded estimated contractual penalties under the Canadian National Contract of $0.8 million. There were no contractual penalties under the Canadian National Contract recorded in the three months ended June 30, 2016.

Selling, general and administrative expenses were $3.7 million for the six months ended June 30, 2017, compared to $2.7 million for the same period in the prior year. The increase was primarily due to an increase in rail car and transportation expenses resulting from the idling of the Wawa Facility, partially offset by a decrease in corporate allocations. For the six months ended June 30, 2017, we recorded an estimated remaining liability under the TrinityRail Lease of $1.3 million and contractual penalties under the Canadian National Contract of $1.4 million. Corporate allocations totaled $1.9 million for the six months ended June 30, 2016. There were no corporate allocations to the Wood Pellets: Industrial segment in 2017.

In addition, we may need to record additional carload shortfall penalties for 2017 under the Canadian National Contract as a result of idling the Wawa Facility and the revised 2017 delivery scheduled to Drax.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2017 was $0.4 million, compared to $0.5 million for the same period in the prior year. Selling, general and administrative expenses for the six months ended June 30, 2017 was $0.9 million, compared to $1.1 million for the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense for the three months ended June 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively. Depreciation and amortization expense included in operating expense for the six months ended June 30, 2017 and 2016 was $0.5 million and $0.6 million, respectively. Depreciation expense relating to wood pellet processing assets was recorded in cost of sales.

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

Selling, general and administrative expenses were $3.1 million for the three-month period ended June 30, 2017 compared to $4.7 million for the same period last year. The decrease was a result of the Company’s cost saving efforts, including a decrease in personnel costs of $0.9 million, professional fees of $0.5 million, non-cash equity-based compensation expense of $0.4 million and rent expense of $0.2 million, which was partially offset by the absence of allocating a portion of corporate overhead to the Wood Pellets: Industrial segment. Non-cash equity-based compensation expense was $0.3 million for the three months ended June 30, 2017, compared to $0.7 million for the same period in the prior year. Corporate allocations to the Wood Pellets: Industrial segment totaled $0.9 million for the three months ended June 30, 2016.

Selling, general and administrative expenses were $7.4 million for the six-month period ended June 30, 2017 compared to $10.8 million for the same period last year. The decrease was a result of the Company’s cost saving efforts, including a decrease in personnel costs of $1.9 million, finance transaction costs of $0.8 million, non-cash equity-based compensation expense of $0.6 million, software costs of $0.5 million, rent expense of $0.4 million, professional fees of $0.3 million and lease commission expense of $0.2 million, which was partially offset by the absence of allocating a portion of corporate overhead to the Wood Pellets: Industrial segment. Non-cash equity-based compensation expense was $0.6 million for the six months ended June 30, 2017, compared to $1.2 million for the same period in the prior year. Corporate allocations to the Wood Pellets: Industrial segment totaled $1.9 million for the six months ended June 30, 2016.

Other operating expenses for the three and six months ended June 30, 2016 include write-offs for computer software of $1.0 million and leasehold improvements, furniture and office equipment totaling $0.4 million.

Operating Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Operating Income (Loss):
Fulghum Fibres	$(565)	$1,247	$(20,917)	$4,170
Wood Pellets: Industrial	(2,741)	(6,596)	(8,644)	(12,920)
Wood Pellets: NEWP	(1,095)	(221)	(1,490)	(655)
Corporate and unallocated expenses	(3,223)	(6,277)	(7,523)	(12,446)
Total operating loss	$(7,624)	$(11,847)	$(38,574)	$(21,851)

Fulghum Fibres

Operating loss was $0.6 million for the three months ended June 30, 2017, compared to operating income of $1.2 million for the same period last year. The decrease in operating income was primarily due to lower revenues due to a decrease in biomass product sales in South America, a decrease in chip sales to Asia, the sale of two U.S. mills in May 2017, and lower processing volumes at other U.S. mills, as discussed above.

Operating loss was $20.9 million for the six months ended June 30, 2017, compared to operating income of $4.2 million for the same period last year. The decrease in operating income was primarily due to lower revenues due to a decrease in biomass product sales in South America, a decrease in chip sales to Asia, the sale of two U.S. mills in May 2017 and one U.S. mill in April 2016, lower processing volumes at other U.S. mills, and asset and goodwill impairments, as discussed above.

Wood Pellets: Industrial

Operating loss was $2.7 million for the three months ended June 30, 2017, compared to $6.6 million for the same period last year. The decrease in operating loss was due to the idling of the Wawa Facility, lower operating rates at the Atikokan Facility, and decreases in inventory write-down and corporate allocations, partially offset by an increase in penalties, as discussed above.

Operating loss was $8.6 million for the six months ended June 30, 2017, compared to $12.9 million for the same period last year. The decrease in operating loss was due to the idling of the Wawa Facility, lower operating rates at the Atikokan Facility, and decreases in inventory write-down and corporate allocations, partially offset by an increase in penalties, as discussed above.

Wood Pellets: NEWP

Operating loss was $1.1 million for the three months ended June 30, 2017, compared to $0.2 million for the same period last year. Operating loss was $1.5 million for the six months ended June 30, 2017, compared to $0.7 million for the same period last year. Operating losses were higher in the three and six months ended June 30, 2017 compared to the same periods last year because of lower sales prices, higher depreciation expense and charges relating to scaling back production at the facilities during the three and six months ended June 30, 2017.

Corporate and Unallocated Expenses

Operating loss was $3.2 million for the three months ended June 30, 2017, compared to $6.3 million for the same period last year. The decrease in operating loss was primarily due to savings from the Company’s cost reduction efforts, as described above.

Operating loss was $7.5 million for the six months ended June 30, 2017, compared to $12.4 million for the same period last year. The decrease in operating loss was primarily due to savings from the Company’s cost reduction efforts, as described above.

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

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for Fulghum.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fulghum net income (loss) per segment disclosure	$(819)	$521	$(21,681)	$2,174
Add Fulghum items:
Net interest expense	514	575	1,010	1,144
Asset impairment	—	—	7,759	—
Goodwill impairment	—	—	13,125	—
Income tax (benefit) expense	(99)	428	(1,482)	1,207
Depreciation and amortization	1,856	2,225	4,117	4,652
Other(1)	(161)	(278)	1,236	(356)
Fulghum's Adjusted EBITDA	$1,291	$3,471	$4,084	$8,821

(1)	Includes an expense of $1.4 million for the six months ended June 30, 2017 that represents the release of certain tax indemnifications from the previous owners of Fulghum.

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net loss for NEWP.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
NEWP net loss per segment disclosure	$(1,204)	$(313)	$(1,704)	$(868)
Add NEWP items:
Net interest expense	147	150	283	291
Income tax expense	—	15	19	35
Depreciation and amortization	1,045	592	1,768	1,055
Other	(38)	(74)	(88)	(114)
NEWP's Adjusted EBITDA	$(50)	$370	$278	$399

The table below reconciles Wood Pellet - Industrial’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net loss for Wood Pellets: Industrial.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Wood Pellets: Industrial net loss per segment disclosure	$(3,230)	$(7,015)	$(9,584)	$(13,753)
Add Wood Pellets: Industrial items:
Net interest expense	491	380	1,067	818
Income tax expense	—	—	—	—
Depreciation and amortization	1	2,169	946	5,210
Other	(3)	39	(127)	16
Wood Pellets: Industrial Adjusted EBITDA	$(2,741)	$(4,427)	$(7,698)	$(7,709)

The table below reconciles Consolidated Adjusted EBITDA (excluding equity in loss of CVR and discontinued operations), which is a non-GAAP financial measure, to loss from continuing operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Loss from continuing operations	$(37,123)	$(8,941)	$(71,508)	$(19,969)
Add items:
Net interest expense	2,518	2,480	5,039	6,051
Asset impairment	—	—	7,759	—
Goodwill impairment	—	—	13,125	—
Loss on debt repayment	—	3,295	—	3,295
Income tax benefit	(28)	(9,705)	(1,252)	(12,107)
Depreciation and amortization	2,980	5,117	6,987	11,173
Equity in loss of investee	27,212	1,329	28,130	1,329
Other(1)	(204)	1,118	1,017	974
Consolidated Adjusted EBITDA	$(4,645)	$(5,307)	$(10,703)	$(9,254)

(1)

Includes an expense of $1.4 million for the six months ended June 30, 2017 that represents the release of certain tax indemnifications from the previous owners of Fulghum. The amounts for 2016 include the write-offs for the computer software, leasehold improvements, furniture and office equipment totaling $1.4 million.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities - continuing operations	$(6,818)	$12,604
Operating activities - discontinued operations	—	(23,672)
Investing activities - continuing operations	775	(3,333)
Investing activities - discontinued operations	—	17,797
Financing activities	(3,335)	(5,268)
Effect of exchange rate on cash	107	344
Decrease in cash	$(9,271)	$(1,528)

Operating Activities

Revenues were $57.0 million for the six months ended June 30, 2017, compared to $71.7 million for the same period in the prior year. The decrease in revenues was primarily due to the decrease in sales volumes at Fulghum, the Atikokan Facility and the Wawa Facility, partially offset by increases in sales volumes at NEWP.

Net cash used in operating activities – continuing operations for the six months ended June 30, 2017 was $6.8 million. We had net loss from continuing operations of $71.5 million for the six months ended June 30, 2017, which included a goodwill impairment charge of $13.1 million, asset impairment charges of $7.8 million, $7.0 million of depreciation and amortization expense and a $3.3 million write-down of inventory. Accounts receivable decreased by $5.8 million due primarily to timing of collections.

Net cash provided by operating activities – continuing operations for the six months ended June 30, 2016 was $12.6 million. We had net loss from continuing operations of $20.0 million for the six months ended June 30, 2016, which included $11.3 million of depreciation and amortization expense, of which $1.8 million was included in the inventory write-down, and a $10.3 million write-down of inventory. Inventories increased by $14.6 million during the six months ended June 30, 2016 primarily due to an increase in inventory at NEWP because of the abnormally warm temperatures in the Northeast during the most recent winter that resulted in lower sales, partially offset by decreases in inventory at Fulghum and the Atikokan and Wawa Facilities due to timing of sales. Accounts receivable increased by $5.3 million primarily due to timing of sales.

Net cash used in operating activities – discontinued operations for the six months ended June 30, 2016 was $23.7 million. We had net income – discontinued operations of $310.7 million for the six months ended June 30, 2016, which includes $358.6 million for our share of the book gain on sale of RNP, and was partially offset by income tax expense of $56.9 million.

Investing Activities

Net cash provided by investing activities – continuing operations was $0.8 million for the six months ended June 30, 2017, compared to net cash used in investing activities – continuing operations of $3.3 million for the same period in the prior year. Net cash provided by investing activities for the six months ended June 30, 2017 was primarily related to proceeds from the sale of two of Fulghum’s mills, partially offset by capital expenditures at Fulghum and the Atikokan and Wawa Facilities. Net cash used in investing activities for the six months ended June 30, 2016 was primarily related to capital expenditures at the Atikokan and Wawa Facilities and some of Fulghum’s mills, partially offset by proceeds from disposals of assets and distributions received from our equity investment in CVR.

Net cash provided by investing activities – discontinued operations was $17.8 million for the six months ended June 30, 2016.

Financing Activities

Net cash used in financing activities was $3.3 million for the six months ended June 30, 2017, compared to $5.3 million for the same period in the prior year. During the six months ended June 30, 2017, we made debt payments of $11.1 million and borrowed $7.8 million under various credit agreements. During the six months ended June 30, 2016, we borrowed $23.8 million under various credit agreements. During the period, we made debt payments of $14.2 million, and RNP made cash distributions to holders of noncontrolling interests of $3.3 million. We also used $10.0 million, along with CVR Common Units valued at $97.1 million to repurchase the Preferred Stock. CVR Common Units valued at $45.0 million were used to pay down $41.7 million under the GSO Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, our current assets and current liabilities consisted of the following (in thousands):

Cash(1)	$19,048
Accounts receivable	6,759
Inventories	24,075
Other current assets	6,728
Total current assets	$56,610
Accounts payable	$11,468
Accrued liabilities	12,319
Debt	15,879
Other current liabilities	7,781
Total current liabilities	$47,447

At June 30, 2017, our debt consisted of the following (in thousands):

GSO Credit Agreement	$47,176
Fulghum debt(2)	38,467
NEWP debt(3)	14,223
QS Construction Facility	13,609
Total debt	$113,475

(1)	Amount includes cash of $8.7 million and $0.1 million at Fulghum and NEWP, respectively.
(2)	The Fulghum debt consists primarily of 15 term loans and four short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(3)	The NEWP debt consists primarily of four term loans and one short term line of credit with each loan secured by specific property and equipment.

Sources and Uses of Capital

During the six months ended June 30, 2017, we funded operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand.

We have a history of operating losses and an accumulated deficit of $434.0 million as of June 30, 2017. We believe we have sufficient liquidity from cash on hand, expected working capital and other expected sources to fund operations and corporate activities through calendar year 2017, but we may have costs associated with maintaining the Wawa Facility in an idle state, pursuing strategic alternatives with respect to Rentech, Inc. and its operating businesses and other events that could arise that could increase our liquidity needs in 2017. We may need additional liquidity to fund corporate activities in 2018. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our financial statements for the three and six months ended June 30, 2017. Management’s plans to address these concerns are discussed below.

We are attempting to address our liquidity needs through a combination of cost reductions within our businesses and pursuing strategic alternatives. In February 2017, we announced the idling of the Wawa Facility to conserve liquidity as we explore strategic alternatives for the facility. We also announced our plan to address potential liquidity needs by considering strategic alternatives for the Company as a whole that may include, but are not limited to, a sale of us, a merger or other business combination, a sale of all or a material portion of our assets, restructuring or a recapitalization. The Company’s pursuit of an option in its review of strategic alternatives may lead to or result in future goodwill or asset impairments in its financial statements. We have retained Wells Fargo Securities, LLC to assist in the strategic alternatives review process.

Over the past 24 months, we have been reorganizing our businesses to lower our cost structure. We now expect to achieve total consolidated annual SG&A expense savings of approximately $20 million, up from the $12 to $15 million we previously expected. We have completed restructuring actions that have resulted in approximately $13.6 million of consolidated SG&A expense savings in 2016, excluding approximately $2.6 million of reorganization and transaction costs. We expect to achieve the additional savings of approximately $6.5 million in 2017, excluding reorganization expenses, shortfall penalties and transaction costs.

We expect our NEWP and Fulghum businesses to generate positive cash flow and be self-sufficient from a liquidity perspective in 2017; however, there can be no assurance that either business will perform in line with our expectations. We expect the Atikokan Facility to generate cash flow in the range of break-even to slightly positive under the revised operating plan to produce 45,000 metric tons of wood pellets per year. We expect that NEWP will need to renew its $6 million revolving credit facility in August 2017 to address seasonal working capital needs, but there can be no assurance the revolving credit facility will be renewed on acceptable terms. On May 5, 2017, Fulghum consummated the sale of the two chip mills resulting in net proceeds of $5.1 million that was paid by Fulghum to Rentech mostly in satisfaction of intercompany balances. The Company was required to offer the net proceeds of the sale as prepayment of its debt under the GSO Credit Agreement. In June 2017, the Company paid down the GSO Credit Agreement by $5.1 million.

In August 2017, Fulghum was notified by a customer of the exercise of its purchase option for six of Fulghum’s chip mills. The parties are in discussions to enter into new operating agreements for Fulghum to continue to operate the mills on terms similar to operating agreements at other Fulghum mills when Fulghum transfers the asset ownership to the customer. When the sale of the mills is consummated, we expect to receive a one-time cash payment of approximately $5.0 million. The sales proceeds will be used to pay off any underlying debt on the mills with any remaining proceeds being offered to GSO Capital Partners LP as a prepayment of the GSO Credit Agreement.

Our subsidiaries can distribute cash to us, although restrictions in our debt agreements may restrict such distributions. Under the GSO Credit Agreement we are required to maintain at least $5 million of cash on hand, including cash available for distribution from our subsidiaries. Under the NEWP credit facility, NEWP must receive the lender’s prior approval before making any cash distributions to Rentech, and the lender may not provide such approval. NEWP is also required to comply with financial performance covenants in its debt agreements. These covenants include maintaining: (i) a minimum debt service coverage ratio of at least 1.4 to 1.0 on a trailing four quarter basis, (ii) a senior debt coverage ratio of less than 3.0 to 1.0 on a trailing four quarter basis and (iii) a fixed charge coverage ratio of at least 1.2 to 1.0 calculated at the end of each calendar year. As of June 30, 2017, NEWP required a waiver from its lender as it was not in compliance with the minimum debt service coverage ratio due to lower sales volumes and additional costs relating to scaling back production at the facilities. We expect NEWP to require similar waivers over the next two quarters. In the event we are unable to obtain the waivers from NEWP’s lender, the lender could exercise remedies against NEWP under the loan documents, including accelerating the debt so that it becomes due on demand. A default of the NEWP indebtedness would trigger a cross default of other indebtedness of the Company. Fulghum is required to comply with the financial performance covenants in its debt agreements. These covenants include maintaining (i) a minimum cash flow coverage ratio of at least 1.1 to 1.0, measured on a consolidated basis for Fulghum and its domestic subsidiaries and collectively for selected projects and (ii) a minimum tangible net worth of no less than $11.28 million plus 50% of the net income of Fulghum from and after December 31, 2010. As of June 30, 2017, Fulghum was in compliance with its financial covenants. In the event that Fulghum does not comply with these covenants, the debt agreements do not permit it to make cash distributions to Rentech. In the event that NEWP or Fulghum is not permitted to make cash distributions to Rentech, these restrictions would limit Rentech’s ability to access and use cash from its operating subsidiaries to fund its corporate activities and operations. A failure to comply with the debt agreements described above also could constitute an event of default, which would give rise to the right of the applicable lenders to seek remedies against NEWP or Fulghum, as applicable.

There is no assurance that the strategic review process will result in a transaction, that we will achieve the cost savings we expect, that an event resulting in the acceleration of our indebtedness or otherwise requiring additional liquidity will not occur or that we will not require an additional source of funds. If we require additional capital and are unable to obtain it, there would be a material adverse effect on our business, results of operations, and financial condition.

Debt Facilities

Our debt facilities used to support our wood fibre processing business and corporate activities are the Fulghum debt, the NEWP debt, the QS Construction Facility, the credit agreement with Bank of Montreal, or the BMO Credit Agreement, and the GSO Credit Agreement. Rentech’s consolidated current portion of debt is $15.9 million, of which $15.8 million represents outstanding principal balance and $0.1 million debt premium and debt issuance costs. Of this amount, Fulghum’s current portion of debt is $9.0 million, followed by $6.0 million for NEWP and $0.9 million for the Wawa Company. We expect Fulghum and NEWP to cover their respective current portion of debt and interest on debt during the next 12 months with their cash from operations. We expect to provide the Wawa Company with the funds to cover the current portion of its debt and interest on debt. We expect debt service, including interest on debt, related to the remaining debt during the next 12 months to be funded with cash on hand. For a description of the terms of our various debt instruments, see “Note 13 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report and “Note 10 — Debt” to the consolidated financial statements included in this report.

Restriction on Sales of CVR Partners Common Units

Certain provisions of the GSO Credit Agreement may have substantial effects on our liquidity. The Company has pledged all of its CVR Common Units pursuant to the GSO Credit Agreement. For further information regarding these terms, see “Note 13 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report.

The CVR Common Units held by the Company are subject to further transfer restrictions arising under the Securities Act of 1933, as amended.

As a result of these restrictions, the Company may not be able to sell or otherwise transfer the CVR Common Units which could impact its liquidity.

Cash Distributions

We expect quarterly distributions from CVR, if made, to be a source of liquidity for our wood fibre processing and corporate activities. Cash distributions from CVR may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. We own approximately 7.2 million CVR Common Units. Assuming we continue to hold the CVR Common Units, we would receive quarterly distributions if made by CVR. However, our ownership interest in CVR may be reduced over time if we elect to sell any of our CVR Common Units or if additional Common Units were to be issued by CVR, as the case may be. While CVR paid a cash distribution to its common unitholders for the first quarter of 2017 of $0.02 per unit, CVR will not pay cash distributions for the second quarter of 2017.

CONTRACTUAL OBLIGATIONS

Our contractual obligations from continuing operations as of June 30, 2017 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of June 30, 2017.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk relating to continuing operations, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. As of June 30, 2017, no material changes have occurred in the types or nature of market risk described in our Annual Report.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s DCP as of the end of the period covered by this report. Management has identified material weaknesses in internal control over financial reporting, or ICFR, as described below. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of June 30, 2017.

Material Weaknesses in Internal Control over Financial Reporting

As we have previously reported, we identified the following two material weaknesses which continue to exist as of June 30, 2017. We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for long-lived asset impairment and recoverability. Specifically, we did not design and maintain effective internal controls related to documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset impairment and recoverability.

In addition, we determined that we did not maintain effective internal controls over the allocation of GAAP income tax expense between continuing and discontinued operations. Specifically, we did not perform certain procedures over the allocation of the GAAP tax provision between continuing and discontinued operations.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These control deficiencies did not result in a material misstatement to our consolidated financial statements for the quarter ended June 30, 2017. However, these control deficiencies, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by our internal controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses. For more information, see “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in the Annual Report.

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

Changes in Internal Control over Financial Reporting

As described in the Material Weaknesses in Internal Control over Financial Reporting and Plan for Remediation of the Material Weaknesses sections above, there were changes in our ICFR during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in “Note 11 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Index

10.1	Separation Agreement, dated June 29, 2017, by and between Rentech, Inc. and Colin M. Morris

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 9, 2017	/s/ Keith B. Forman
Keith B. Forman,
President and Chief Executive Officer

Dated: August 9, 2017	/s/ Paul M. Summers
Paul M. Summers,
Chief Financial Officer