Form 10-Q
period 2017-09-30
RENTECH, INC.
filed 2017-11-09
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2017 was 23,214,347.

RENTECH, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$20,473	$28,319
Accounts receivable, including unbilled revenue	9,892	12,490
Inventories	15,436	28,131
Prepaid expenses and other current assets	5,119	3,744
Other receivables	2,710	4,495
Total current assets	53,630	77,179
Property, plant and equipment, net	91,746	117,565
Construction in progress	799	905
Other assets
Equity investment	23,085	53,335
Goodwill	1,750	28,576
Intangible assets	16,916	31,227
Deposits and other assets	2,105	3,930
Property held for sale	1,385	—
Total other assets	45,241	117,068
Total assets	$191,416	$312,717
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,750	$12,389
Accrued payroll and benefits	3,608	4,529
Accrued liabilities	15,552	16,836
Deferred revenue	1,360	1,730
Current portion of long term debt	17,437	11,237
Accrued interest	438	301
Other	913	1,628
Liabilities of discontinued operations	—	150
Total current liabilities	54,058	48,800
Long-term liabilities
Debt	90,724	103,733
Earn-out consideration	206	234
Asset retirement obligation	170	245
Deferred income taxes	6,533	7,826
Other	1,335	1,761
Total long-term liabilities	98,968	113,799
Total liabilities	153,026	162,599
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 45,000 shares authorized; 23,214 and 23,200 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	232	232
Additional paid-in capital	534,339	533,575
Accumulated deficit	(474,221)	(362,696)
Accumulated other comprehensive loss	(24,597)	(23,533)
Total Rentech stockholders' equity	35,753	147,578
Noncontrolling interests	2,637	2,540
Total equity	38,390	150,118
Total liabilities and stockholders' equity	$191,416	$312,717

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues
Product sales	$21,893	$22,998	$49,167	$62,650
Service revenues	12,967	15,600	42,652	47,678
Total revenues	34,860	38,598	91,819	110,328
Cost of sales
Product	21,415	26,645	53,496	73,803
Service	11,223	12,748	37,523	38,868
Total cost of sales	32,638	39,393	91,019	112,671
Gross profit (loss)	2,222	(795)	800	(2,343)
Operating expenses
Selling, general and administrative expense	6,092	9,338	20,922	26,194
Depreciation and amortization	369	732	1,446	2,515
Asset impairment	17,103	—	24,862	—
Goodwill impairment	13,701	—	26,826	—
Other expense, net	2,843	2,221	3,204	3,885
Total operating expenses	40,108	12,291	77,260	32,594
Operating loss	(37,886)	(13,086)	(76,460)	(34,937)
Other expense, net
Interest expense	(2,415)	(2,494)	(7,332)	(8,577)
Loss on debt repayment	(168)	—	(168)	(3,295)
Other income (expense)	165	218	(972)	731
Total other expenses, net	(2,418)	(2,276)	(8,472)	(11,141)
Loss from continuing operations before income taxes and equity in loss of investee	(40,304)	(15,362)	(84,932)	(46,078)
Income tax benefit	(2,224)	(6,123)	(3,474)	(18,230)
Loss from continuing operations before equity in loss of investee	(38,080)	(9,239)	(81,458)	(27,848)
Equity in loss of investee	2,021	1,115	30,151	2,475
Loss from continuing operations	(40,101)	(10,354)	(111,609)	(30,323)
Income from discontinued operations, net of tax	—	1,666	96	312,340
Net income (loss)	(40,101)	(8,688)	(111,513)	282,017
Net (income) loss attributable to noncontrolling interests	(89)	71	(12)	(3,492)
Loss on redemption of preferred stock	—	—	—	(11,049)
Preferred stock dividends	—	—	—	(1,320)
Net income (loss) attributable to Rentech common shareholders	$(40,190)	$(8,617)	$(111,525)	$266,156
Net income (loss) per common share allocated to Rentech common shareholders:
Basic:
Continuing operations	$(1.73)	$(0.45)	$(4.81)	$(1.86)
Discontinued operations	$0.00	$0.08	$0.00	$13.05
Net income (loss)	$(1.73)	$(0.37)	$(4.81)	$11.23
Diluted:
Continuing operations	$(1.73)	$(0.45)	$(4.81)	$(1.86)
Discontinued operations	$0.00	$0.08	$0.00	$13.05
Net income (loss)	$(1.73)	$(0.37)	$(4.81)	$11.23
Weighted-average shares used to compute net income (loss) per common share:
Basic	23,212	23,189	23,209	23,098
Diluted	23,212	23,189	23,209	23,098

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$(40,101)	$(8,688)	$(111,513)	$282,017
Other comprehensive income (loss), net of tax:
Foreign currency translation	(590)	(1,564)	(1,064)	5,690
Other comprehensive income (loss)	(590)	(1,564)	(1,064)	5,690
Comprehensive income (loss)	(40,691)	(10,252)	(112,577)	287,707
Less: net (income) loss attributable to noncontrolling interests	(89)	71	(12)	(3,492)
Less: other comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Rentech	$(40,780)	$(10,181)	$(112,589)	$284,215

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

					Accumulated	Total
			Additional		Other	Rentech		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)	Interests	Equity (Deficit)
	(Unaudited)
Balance, December 31, 2015	23,033	$230	$543,724	$(531,971)	$(27,204)	$(15,221)	$(65,199)	$(80,420)
Sale of investment in RNP	—	—	—	—	—	—	67,812	67,812
Common stock issued for services	125	2	(2)	—	—	—	—	—
Loss on redemption of preferred stock	—	—	(11,049)	—	—	(11,049)	—	(11,049)
Dividends - preferred stock	—	—	(1,320)	—	—	(1,320)	—	(1,320)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,330)	(3,330)
Equity-based compensation expense	—	—	1,681	—	—	1,681	—	1,681
Restricted stock units	33	—	(31)	—	—	(31)	—	(31)
Net income	—	—	—	278,525	—	278,525	3,492	282,017
Other comprehensive income	—	—	—	—	5,690	5,690	—	5,690
Other	—	—	164	—	(283)	(119)	(2)	(121)
Balance, September 30, 2016	23,191	$232	$533,167	$(253,446)	$(21,797)	$258,156	$2,773	$260,929

Balance, December 31, 2016	23,200	$232	$533,575	$(362,696)	$(23,533)	$147,578	$2,540	$150,118
Common stock issued for services	6	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	851	—	—	851	—	851
Restricted stock units	8	—	(2)	—	—	(2)	—	(2)
Net income (loss)	—	—	—	(111,525)	—	(111,525)	12	(111,513)
Other comprehensive loss	—	—	—	—	(1,064)	(1,064)	—	(1,064)
Other	—	—	(85)	—	—	(85)	85	—
Balance, September 30, 2017	23,214	$232	$534,339	$(474,221)	$(24,597)	$35,753	$2,637	$38,390

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(111,513)	$282,017
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	(96)	(312,340)
Non-cash equity in loss of investee	30,106	2,429
Depreciation and amortization	9,705	16,389
Asset impairment	24,862	—
Goodwill impairment	26,826	—
Non-cash effect of tax benefit	(54)	(58,604)
Utilization of spare parts	518	1,669
Write-down of inventory	3,467	16,530
Loss on disposal of fixed assets	531	3,696
Loss on debt repayment	168	3,295
Change in deferred taxes	(1,292)	30,823
Non-cash interest expense	622	468
Equity-based compensation	851	1,532
Other	(617)	(712)
Changes in operating assets and liabilities:
Accounts receivable	2,673	572
Other receivables	1,851	2,018
Inventories	8,973	(20,055)
Prepaid expenses and other current assets	(889)	(158)
Accounts payable	1,884	(1,086)
Deferred revenue	(375)	149
Accrued interest	122	(32)
Accrued liabilities, accrued payroll and other	(1,031)	3,270
Cash used in operating activities of continuing operations	(2,708)	(28,130)
Cash provided by operating activities of discontinued operations	—	19,961
Net cash used in operating activities	(2,708)	(8,169)
Cash flows from investing activities
Capital expenditures	(6,286)	(15,404)
Proceeds from disposal of assets	9,194	2,490
Distributions received from equity investment	144	3,162
Cash provided by (used in) investing activities of continuing operations	3,052	(9,752)
Cash provided by investing activities of discontinued operations	—	18,965
Net cash provided by investing activities	3,052	9,213
Cash flows from financing activities
Proceeds from debt and credit facilities	8,143	24,301
Payments and retirement of debt	(16,984)	(20,150)
Redemption of preferred stock	—	(10,000)
Dividends to preferred stockholders	—	(1,500)
Distributions to noncontrolling interests	—	(3,330)
Other	(2)	(31)
Net cash used in financing activities	(8,843)	(10,710)
Effect of exchange rate on cash	653	398
Decrease in cash	(7,846)	(9,268)
Cash, beginning of period - continuing operations	28,319	33,119
Cash, beginning of period - discontinued operations	—	15,823
Cash, end of period	20,473	39,674
Cash from discontinued operations, end of period	—	—
Cash from continuing operations, end of period	$20,473	$39,674

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Continued from previous page)

Excluded from the consolidated statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Purchase of property, plant, equipment and construction in progress in accounts payable and accrued liabilities	$337	$3,663
Receipt of CVR common units	—	202,145
Derecognition of net liabilities of RNP	—	(197,539)
Transfer of CVR common units to repurchase preferred stock	—	(97,083)
Transfer of CVR common units to repay debt	—	(45,036)
Derecognition of net assets of Pasadena Facility	—	8,894
Adjustment for FIN 48 tax liability and related receivable from former shareholders	1,392	—
Issuance of additional shares to noncontrolling interests	84	—
Increase in QS Construction Facility obligation	65	19

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Rentech, Inc. (“Rentech”) and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Neither authority requires all of the information and footnotes required by GAAP for complete financial statements. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of September 30, 2017, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of Rentech, its wholly owned subsidiaries and all subsidiaries in which Rentech directly or indirectly owns a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2017 (the “Annual Report”).

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

Liquidity & Going Concern

We have a history of operating losses and an accumulated deficit of $474.2 million as of September 30, 2017. We believe we have sufficient liquidity from cash on hand, expected working capital and other expected sources to fund operations and corporate activities through calendar year 2017, but we may have costs associated with pursuing strategic alternatives with respect to Rentech, Inc. and its operating businesses, maintaining the wood pellet production facility located in Wawa, Ontario (the “Wawa Facility”) in an idle state and other events that could arise which could increase our liquidity needs and may impact our ability to meet minimum liquidity covenants as described below. We believe that we will need additional liquidity to fund corporate activities in 2018. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our financial statements for the three and nine months ended September 30, 2017. Management’s plans to address these concerns are discussed below.

We are attempting to address our liquidity needs through a combination of cost reductions within our businesses and pursuing strategic alternatives. In February 2017, we announced the idling of the Wawa Facility to conserve liquidity as we explore strategic alternatives for the facility. We also announced our plan to address potential liquidity needs by considering strategic alternatives for the Company as a whole that may include, but are not limited to, a sale of us, a merger or other business combination, a sale of all or a material portion of our assets, sales of separate business units and assets owned by the Company, restructuring or a recapitalization. While we cannot guarantee any outcome to the strategic alternatives process, we believe that sales of our individual business units are more likely outcomes to the process rather than a sale of the Company as a whole. The Company’s pursuit of sales of its individual businesses in its review of strategic alternatives resulted in goodwill impairments in its financial statements, and may result in future goodwill or asset impairments. See Note 9 — Goodwill. We have retained Wells Fargo Securities, LLC and RPA Advisors, LLC to assist in the strategic alternatives review process.

On October 6, 2017 the Board of Directors (the “Board”) of the Company made a determination to delist the Company’s shares of common stock from the Nasdaq Capital Market and transfer the listing of such shares to the OTCQB Market. The delisting of the shares of common stock from the Nasdaq Capital Market could impair the liquidity and market price of the shares. Additionally, the delisting of the shares of common stock from a national exchange could materially adversely affect the Company’s access to capital markets, and any limitation on market liquidity or reduction in the price of the shares as a result of that delisting could adversely affect the Company’s ability to raise capital on terms acceptable to the Company, or at all. See Note 15 – Subsequent Events.

We expect our New England Wood Pellet, LLC (“NEWP”) and Fulghum Fibres, Inc. (“Fulghum”) businesses to continue to generate positive cash flow and be self-sufficient from a liquidity perspective; however, there can be no assurance that either business will perform in line with our expectations. We expect the wood pellet production facility located in Atikokan, Ontario (the “Atikokan Facility”) to generate cash flow in the range of break-even to slightly positive under the revised operating plan to produce 45,000 metric tons of wood pellets per year. NEWP extended its $6 million revolving credit facility this quarter, but we expect that it will need to renew such facility in May 2018 to address seasonal working capital needs and there can be no assurance the revolving credit facility will be renewed on acceptable terms. NEWP received a waiver from TD Bank for a failure to meet two of its financial covenants for the twelve months ended September 30, 2017. We expect that NEWP will need similar waivers during the next two quarters. In the event we are unable to obtain the waivers from NEWP’s lender, the lender could exercise remedies against NEWP under the loan documents, including accelerating the debt so that it becomes due on demand. A default of the NEWP indebtedness would trigger a cross default of other indebtedness of the Company.

In August 2017, Fulghum was notified by a customer of the exercise of its purchase option for six of Fulghum’s chip mills. Sales of four of the mills were consummated in September 2017, and sales of the remaining two mills closed in October 2017. At each closing, Fulghum simultaneously entered into new operating agreements to continue to provide wood processing services for the mills on terms similar to operating agreements at other Fulghum mills. In connection with the sale of these mills, the Company received cash payments of $4.0 million in September 2017 and $1.3 million in October 2017. The net sales proceeds were paid to GSO Capital Partners LP as a prepayment of the credit agreement we have entered into with certain funds managed by or affiliated with GSO Capital Partners LP (the “GSO Credit Agreement”) in November 2017. Additionally, on May 5, 2017, pursuant to purchase option exercises by a different customer, Fulghum consummated the sale of the two chip mills resulting in net proceeds of $5.1 million that was paid by Fulghum to Rentech and ultimately used to repay debt under the GSO Credit Agreement.

Our subsidiaries can distribute cash to us, although restrictions in our debt agreements may restrict such distributions. Under the NEWP credit facility, NEWP must receive the lender’s prior approval before making any cash distributions to Rentech, and the lender may not provide such approval. NEWP is also required to comply with financial performance covenants in its debt agreements. These covenants include maintaining: (i) a minimum debt service coverage ratio of at least 1.4 to 1.0 on a trailing four quarter basis, (ii) a senior debt coverage ratio of less than 3.0 to 1.0 on a trailing four quarter basis and (iii) a fixed charge coverage ratio of at least 1.2 to 1.0 calculated at the end of each calendar year. As of September 30, 2017, NEWP obtained a waiver from its lender as it was not in compliance with the minimum debt service coverage ratio and the maximum senior debt coverage ratio due to lower sales volumes and additional costs relating to scaling back production at the facilities. We expect NEWP to require similar waivers over the next two quarters, and their inability to obtain such waivers could trigger remedies against NEWP and a cross default of other indebtedness of the Company.

Fulghum is also required to comply with the financial performance covenants in its debt agreements. These covenants include maintaining (i) a minimum cash flow coverage ratio of at least 1.1 to 1.0, measured on a consolidated basis for Fulghum and its domestic subsidiaries and collectively for selected projects and (ii) a minimum tangible net worth of no less than $11.28 million plus 50% of the net income of Fulghum from and after December 31, 2010. As of September 30, 2017, Fulghum was in compliance with its financial covenants. In the event that Fulghum does not comply with these covenants, the lenders thereunder could seek remedies against Fulghum and the debt agreements would not permit it to make cash distributions to Rentech. In the event that NEWP or Fulghum is not permitted to make cash distributions to Rentech, these restrictions would limit Rentech’s ability to access and use cash from its operating subsidiaries to fund its corporate activities and operations. Under the GSO Credit Agreement, Rentech is required to maintain at least $5 million of cash on hand, including cash available for distribution from our subsidiaries. Further, a failure by NEWP or Fulghum to remain compliant with its debt agreements could cause a cross default under the GSO Credit Agreement.

On November 8, 2017, the Company obtained a waiver of default from GSO Capital Partners LP for the Company’s failure to comply with a covenant in the GSO Credit Agreement and ancillary agreements requiring the Company and its Subsidiaries to pay its material obligations unless such obligations are being contested and adequate reserves are being maintained. As disclosed herein, the Company and its Canadian subsidiaries have not made certain payments, so as a result GSO Capital Partners LP has provided us with a waiver of compliance from this covenant. In the event we were unable to obtain waivers from GSO Capital Partners LP for defaults under the GSO Credit Agreement or other related agreements that may be asserted in the future, it could exercise remedies against the Company under the loan documents, including accelerating the debt so that it becomes due on demand. A default of the Company’s indebtedness could trigger a cross default of other indebtedness of the Company, which would most likely have a material adverse effect on our financial condition and ability to continue as a going concern.

There is no assurance that the strategic alternatives process will result in a transaction for Rentech or any of its businesses, that we will achieve the cost savings we expect, that an event resulting in the acceleration of our indebtedness or otherwise requiring additional liquidity will not occur or that we will not require an additional source of funds. If we are unable to adequately address liquidity concerns, we likely will not be able to remain in compliance with the covenants in the GSO Credit Agreement, which would result in an event of default thereunder. If there is a default and an acceleration of indebtedness under the GSO Credit Agreement, we will not have sufficient liquidity to repay all of outstanding indebtedness. As a result, absent an improvement in our liquidity, we likely will need to seek bankruptcy protection to continue our efforts towards selling the Company or its business units.

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

In March 2016, the FASB issued guidance on stock-based compensation, which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification on the statements of cash flows. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity. The Company does not have any material unrecorded excess tax benefits. In addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. Cash paid for employee taxes was $2,300 and $30,900 for the nine months ended September 30, 2017 and 2016, respectively. The Company adopted the new guidance in the first quarter of 2017 as follows:

•

Regarding excess tax benefits and deficiencies, the guidance required prospective adoption for the statement of income and allowed for either prospective or retrospective adoption for the statement of cash flows. The Company elected to prospectively adopt the effect to the statement of cash flows.

•

Cash paid for shares withheld to satisfy employee taxes of $30,900 for the nine months ended September 30, 2016 was classified as a use in financing activities in the Consolidated Statements of Cash Flows. The guidance required retrospective adoption; accordingly, a $30,900 use was reclassified from an operating activity to a financing activity in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016.

In January 2017, the FASB issued guidance that eliminates the requirement to determine implied goodwill in measuring an impairment loss, making this guidance preferable to the former guidance, which required a two-step goodwill impairment test. Upon adoption, a goodwill impairment will be measured as the excess of the reporting unit’s carrying value over fair value, limited to the amount of goodwill. This guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. As early adoption of the guidance is permitted, the Company implemented the guidance in its Form 10-Q for the quarterly period ended March 31, 2017. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations and disclosures.

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

Note 3 — Investment in CVR

The Company owns approximately 7.2 million common units of CVR Partners, L.P. (“CVR”) (“CVR Common Units”). The 7.2 million CVR Common Units were valued at $60.1 million, based on CVR’s closing price of $8.36 per Common Unit as of March 31, 2016. The 7.2 million CVR Common Units had a market value of $23.2 million, based on CVR’s closing price of $3.23 per Common Unit as of September 30, 2017. The investment in CVR is shown on the consolidated balance sheets under equity investment.

The investment in CVR is accounted for under the equity method of accounting. The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses 3% to 5% or more ownership of a limited partnership. The Company’s ownership in CVR represents approximately 6% of the total CVR Common Units outstanding, which is based on total CVR Common Units outstanding at September 30, 2017 of 113,282,973.

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

As of June 30, 2017, the Company concluded that the decline in value of the CVR Common Units was other than temporary from an accounting perspective and therefore an impairment to the investment was required. Therefore, as of June 30, 2017, the Company recorded an impairment to the investment of $26.7 million. As of September 30, 2017, since the carrying value and fair value of the Company’s investment in CVR Common Units were $23.1 million and $23.2 million, respectively, no impairment issues exist.

For the three and nine months ended September 30, 2017, the Company recorded its proportionate share of loss from its investment in CVR of $ 2.0 million and $2.9 million, respectively. In addition, as of the date of the Company’s investment in CVR, basis differences between the book value of equity on CVR’s balance sheet and the amount recorded on the Company’s books was ascribed to an asset and amortized over its useful life, which resulted in an additional expense of $0.5 million for the nine months ended September 30, 2017. The total of the impairment, the proportionate share of loss and the basis difference amortization is shown on the consolidated statement of operations under equity in loss of investee.

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

On March 14, 2016, RNP completed the sale of Rentech Nitrogen Pasadena Holdings, LLC to Interoceanic Corporation. The loss on sale of $1.2 million was recorded in discontinued operations for the nine months ended September 30, 2016. On March 18, 2016, the Company completed the sale of the property that housed its product demonstration unit in Colorado. The gain recorded for the nine months ended September 30, 2016 was $0.8 million . On April 1, 2016, RNP completed the previously announced transactions contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the “Merger Agreement”) under which RNP and Rentech Nitrogen GP, LLC (the “General Partner”) merged with affiliates of CVR Partners, L.P. (“CVR”), and RNP ceased to be a publicly traded company and became a wholly-owned subsidiary of CVR (the “Merger”). The Company’s share of book gain on sale of RNP was $358.6 million, which is recorded in discontinued operations for the nine months ended September 30, 2016.

In the consolidated statements of cash flows, the cash flows of discontinued operations are separately classified or aggregated under operating and investing activities.

All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

At December 31, 2016, the only item relating to discontinued operations on the balance sheet was a current liability for the Energy Technologies segment of $0.1 million, which was written off during the nine months ended September 30, 2017, and is recorded in income from discontinued operations, net of tax on the consolidated statements of operations.

The following tables summarize the results of discontinued operations for the three and nine months ended September 30, 2016.

	For the Three Months Ended September 30, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Operating loss, excluding gain (loss) on sale	—	(225)	(225)
Gain (loss) on sale	(165)	1,331	1,166
Other income, net	—	2,400	2,400
Income (loss) before income taxes	(165)	3,506	3,341
Income tax expense	360	1,315	1,675
Net income (loss)	(525)	2,191	1,666
Net loss attributable to noncontrolling interests	(174)	—	(174)
Net income (loss) attributable to Rentech common shareholders	$(351)	$2,191	$1,840

Net income (loss) attributable to Rentech common shareholders	$(351)	$2,191	$1,840
Net loss attributable to noncontrolling interests	(174)	—	(174)
Income (loss) from discontinued operations, net of tax	$(525)	$2,191	$1,666

	For the Nine Months Ended September 30, 2016
	RNP	Energy Technologies	Total
	(in thousands)
Revenues	$54,347	$—	$54,347
Cost of sales	34,696	—	34,696
Gross profit	19,651	—	19,651
Operating income, excluding gain on sale	15,056	658	15,714
Gain on sale	357,345	785	358,130
Other income (expenses), net	(5,259)	2,358	(2,901)
Income before income taxes	367,142	3,801	370,943
Income tax expense	57,178	1,425	58,603
Net income	309,964	2,376	312,340
Net income attributable to noncontrolling interests	3,164	—	3,164
Net income attributable to Rentech common shareholders	$306,800	$2,376	$309,176

Net income attributable to Rentech common shareholders	$306,800	$2,376	$309,176
Net income attributable to noncontrolling interests	3,164	—	3,164
Income from discontinued operations, net of tax	$309,964	$2,376	$312,340

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

The following table presents the financial instruments that were accounted for at fair value by level as of September 30, 2017 and December 31, 2016.

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Earn-out consideration - September 30, 2017	$—	$—	$206
Earn-out consideration - December 31, 2016	—	—	234

The following table presents the fair value and carrying value of the Company’s borrowings as of September 30, 2017.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$34,106	$—	$35,342
NEWP debt	—	12,710	—	12,961
GSO Credit Agreement	—	47,176	—	45,868

The following table presents the fair value and carrying value of the Company’s borrowings as of December 31, 2016.

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
	(in thousands)
Liabilities
Fulghum debt	$—	$38,424	$—	$37,473
NEWP debt	—	14,042	—	13,973
GSO Credit Agreement	—	52,250	—	50,024

Earn-out Consideration

At September 30, 2017, the earn-out consideration was $0.2 million which related to the Atikokan Facility. This consideration is deemed to be a Level 3 financial instrument because the measurement is based on unobservable inputs. The fair value of earn-out consideration was determined based on the Company’s analysis of various scenarios involving the achievement of certain levels of EBITDA, as defined in the asset purchase agreement related to the Atikokan Facility, over a ten-year period. The scenarios, which included a weighted probability factor, involved assumptions relating to product profitability and production levels. The earn-out consideration will be measured at each reporting date with changes in its fair value recognized in the consolidated statements of operations. Assuming the minimum required EBITDA level is achieved, an increase or decrease of $1.0 million in EBITDA would result in an increase or decrease in earn-out consideration of $0.1 million. The Company provided a loan to the sellers of the Atikokan Facility of $0.7 million, which will be repayable from any earn-out consideration. The collectability of the loan is tied to the amount of earn-out consideration the sellers receive from the Company. The Company adjusts the balances of the loan and the earn-out consideration at the same time so that they are equal.

A reconciliation of the change in the carrying value of the earn-out consideration during the nine months ended September 30, 2017 is as follows:

Atikokan
(in thousands)
Balance at December 31, 2016	$234
Less: Unrealized gain	(44)
Add: Unrealized loss on foreign currency translation	16
Balance at September 30, 2017	$206

A reconciliation of the change in the carrying value of the earn-out consideration during the nine months ended September 30, 2016 is as follows:

Atikokan
(in thousands)
Balance at December 31, 2015	$871
Less: Unrealized loss on foreign currency translation	50
Balance at September 30, 2016	$921

Debt Valuation

The Fulghum debt and NEWP debt are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company’s valuation reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, weighted average lives and maturity dates.

The GSO Credit Agreement is deemed to be a Level 2 financial instrument because the measurement is based on observable market data. The Company concluded that the carrying value, before the discount, of the GSO Credit Agreement approximated the fair value of such loan as of September 30, 2017 and December 31, 2016 based on its floating interest rate and the Company’s assessment that the fixed-rate margins are still at market.

The levels within the fair value hierarchy at which the Company’s financial instruments have been evaluated have not changed for any of the Company’s financial instruments during the three and nine months ended September 30, 2017 and 2016.

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

The interest rate swaps are accounted for as derivatives for accounting purposes. The interest rate swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The Company used a standard swap contract valuation method to value its interest rate derivatives, and the inputs it uses for present value discounting included forward one-month LIBOR rates, risk-free interest rates and an estimate of credit risk. The fair value of the interest rate swaps at September 30, 2017 and December 31, 2016 represents the unrealized loss of $0.2 million and $0.3 million, respectively. Any adjustments to the fair value of the interest rate swaps are recorded in other income (expense) on the consolidated statements of operations.

Net gain (loss) on interest rate swaps:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Realized loss	$—	$—	$—	$—
Unrealized gain	39	96	119	90
Total net gain on interest rate swaps	$39	$96	$119	$90

Fulghum’s subsidiary in Chile uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary liabilities (in this case, four loans) denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary liabilities are recognized into earnings in the line item other income (expense) in our consolidated statements of operations. In addition, Fulghum uses foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The total notional values of derivatives related to our foreign currency economic hedges were $11.1 million as of September 30, 2017 and December 31, 2016.

The currency swaps are accounted for as derivatives for accounting purposes. The currency swaps are deemed to be Level 2 financial instruments because the measurements are based on observable market data. The fair value of the currency derivatives is the difference between the contract values and the exchange rates at the end of the period. The fair value of the currency swaps at September 30, 2017 and December 31, 2016 represents the unrealized loss.

Net gain (loss) on currency swaps:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Realized loss	$—	$—	$—	$—
Unrealized gain	347	233	466	585
Total net gain on currency swaps	$347	$233	$466	$585

The interest rate swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Interest rate swaps recorded in current liabilities:
Gross amounts recognized	$(209)	$(328)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(209)	$(328)

The currency swaps are recorded in other current liabilities on the consolidated balance sheets.

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Currency swaps recorded in current liabilities:
Gross amounts recognized	$(399)	$(865)
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in the consolidated balance sheets	$(399)	$(865)

The following table presents the financial instruments that were accounted for at fair value by level as of September 30, 2017:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	$209	—
Currency swaps	—	399	—

The following table presents the financial instruments that were accounted for at fair value by level as of December 31, 2016:

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Interest rate swaps	—	$328	—
Currency swaps	—	865	—

Note 7 — Inventories

Inventories consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Finished goods	$12,385	$22,047
Raw materials	3,051	6,084
Total inventory	$15,436	$28,131

During the three months ended September 30, 2017, the Company wrote down the value of its log inventory by $0.2 million to net realizable value within its Wood Pellets: Industrial segment. During the three months ended September 30, 2016, the Company wrote down the value of its wood pellet inventory by $6.2 million to net realizable value within its Wood Pellets: Industrial segment. During the nine months ended September 30, 2017, the Company wrote down the value of its log and wood pellet inventory by $3.5 million to estimated net realizable value within its Wood Pellets: Industrial segment. During the nine months ended September 30, 2016, the Company wrote down the value of its wood pellet inventory by $16.5 million to estimated net realizable value within its Wood Pellets: Industrial segment. The write-downs were reflected in cost of goods sold for the applicable periods.

Note 8 — Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Land and land improvements	$4,364	$4,508
Buildings and building improvements	12,669	13,059
Machinery and equipment	93,866	120,578
Furniture, fixtures and office equipment	455	445
Computer equipment and computer software	3,168	3,105
Vehicles	8,123	8,529
Leasehold improvements	1,584	2,575
	124,229	152,799
Less: Accumulated depreciation	(32,483)	(35,234)
Total property, plant and equipment, net	$91,746	$117,565

Construction in progress consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Fulghum Fibres	$794	$746
NEWP	5	130
Other	—	29
Total construction in progress	$799	$905

The construction in progress balance includes no capitalized interest costs at September 30, 2017 and December 31, 2016.

Fulghum Fibres

On April 8, 2016, Fulghum completed the sale of one of its mills in the United States to one of its customers, and the customer took over operations of the mill. Since the carrying value was written down in 2015, an immaterial amount of loss was recognized upon the sale in 2016.

In February 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Since the purchase price under the option was lower than the carrying values of the two mills, during the first quarter of 2017, the Company wrote down the carrying values of the two mills by $2.6 million. In addition, the processing agreements for the two mills with an aggregate value of $3.9 million were written off as well as the spare parts inventory of $1.3 million. The total asset impairment charge recorded during the first quarter of 2017 was $7.8 million. In May 2017, the mills were sold resulting in net proceeds of $5.1 million. Since the carrying value was previously written down in 2017, the amount of loss on sale recognized during the nine months ended September 30, 2017 was $0.3 million.

In August 2017, Fulghum was notified by a customer of the exercise of its purchase option for six of Fulghum’s chip mills. Since the purchase price under the option was lower than the carrying values of the six mills, during the third quarter of 2017, the Company wrote down the carrying values of the six mills by $8.2 million. In addition, the processing agreements for the six mills with an aggregate value of $8.9 million were written off. The total asset impairment charge recorded during the third quarter of 2017 was $17.1 million. In September 2017, we sold four of the mills to the customer, pursuant to its exercise of the purchase option, resulting in net proceeds of $4.0 million to the Company. In October 2017, we sold the remaining two mills, which were classified as property held for sale as of September 30, 2017, to the customer, resulting in net proceeds of $1.3 million to the Company.

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

As a result of this decision, the Wawa Facility operations team completed a safe and orderly idling of the facility in early 2017. While the facility was idled, a small workforce remained in place to maintain the facility so that it could resume operations with minimal cost if there was interest from a third party to invest in or purchase the facility. In September 2017, the Company laid off the remainder of the workforce, except for those required to maintain security of the site.

Corporate

During the nine months ended September 30, 2016, the Company wrote off computer software of $1.0 million, previously recorded in construction in progress, and leasehold improvements, furniture and office equipment totaling $0.4 million.

Note 9 - Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	Fulghum	NEWP	Total
	(in thousands)
Balance at December 31, 2016	$18,253	$10,323	$28,576
Impairment	(18,253)	(8,573)	(26,826)
Balance at September 30, 2017	$—	$1,750	$1,750

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

In February 2017, the Company announced its plan to address potential liquidity needs by considering strategic alternatives for the Company as a whole that may include, but are not limited to, a sale of us, a merger or other business combination, a sale of all or a material portion of our assets, restructuring or a recapitalization. The Company’s pursuit of an option in its review of strategic alternatives resulted in the Company recording an impairment to goodwill of $13.7 million during the three months ended September 30, 2017, based on expected sales prices from potential buyers as negotiations have continued to progress. NEWP accounted for $8.6 million of the goodwill impairment and Fulghum South America accounted for $5.1 million of the goodwill impairment.

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

Note 10 — Debt

As of September 30, 2017, the Company was in compliance with its debt covenants, except for NEWP and the QS Construction Facility as discussed below. Total debt consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
QS Construction Facility	$13,990	$13,500
Fulghum debt	34,728	36,756
GSO Credit Agreement	47,176	52,250
NEWP debt	12,958	13,944
Total debt	$108,852	$116,450
Less: Debt issuance costs	(807)	(1,357)
Less: Unamortized net premium (discount)	116	(123)
Less: Current portion	(17,477)	(11,082)
Less: Current portion unamortized net premium	(73)	(186)
Plus: Current portion debt issuance costs	113	31
Long-term debt	$90,724	$103,733

In June 2017, the Company paid down the GSO Credit Agreement by $5.1 million with the net proceeds from the sale of two of Fulghum’s mills. In November 2017, the Company paid down the GSO Credit Agreement by an additional $5.3 million with the net proceeds received from the sale of six of Fulghum’s mills in September and October 2017, which resulted in an outstanding principal balance of approximately $41.9 million.

In August 2017, NEWP amended its $6 million revolving credit facility to extend the maturity date from August 29, 2017 to May 31, 2018. As of September 30, 2017, NEWP obtained a waiver from its lender as it was not in compliance with the minimum debt service coverage ratio and the maximum senior debt coverage ratio due to lower sales volumes and additional costs relating to scaling back production at the facilities. We expect NEWP to require similar waivers over the next two quarters. In the event we are unable to obtain the waivers from NEWP’s lender, the lender could exercise remedies against NEWP under the loan documents, including accelerating the debt so that it becomes due on demand. A default of the NEWP indebtedness would trigger a cross default of other indebtedness of the Company, which would most likely have a material adverse effect on our financial condition and ability to continue as a going concern.

On November 8, 2017, the Company obtained a waiver of default from GSO Capital Partners LP for the Company’s failure to comply with a covenant in the GSO Credit Agreement and ancillary agreements requiring the Company and its Subsidiaries to pay its material obligations unless such obligations are being contested and adequate reserves are being maintained. As disclosed herein, the Company and its Canadian subsidiaries have not made certain payments, so as a result GSO Capital Partners LP has provided us with a waiver of compliance from this covenant. In the event we were unable to obtain waivers from GSO Capital Partners LP for defaults under the GSO Credit Agreement or other related agreements that may be asserted in the future, it could exercise remedies against the Company under the loan documents, including accelerating the debt so that it becomes due on demand. A default of the Company’s indebtedness could trigger a cross default of other indebtedness of the Company, which would most likely have a material adverse effect on our financial condition and ability to continue as a going concern.

In October 2017, Quebec Stevedoring Limited (“QSL”) notified Rentech and its subsidiary that owns the Wawa Facility (the “Wawa Company”) of a default under the Master Services Agreement (the “MSA”). Pursuant to the MSA, QSL built handling equipment and 75,000 metric tons of wood pellet storage exclusively for the Wawa Company’s use at the port, and a portion of the cost of these services became a debt obligation for the Wawa Company (the “QS Construction Facility”). The notice relates to failure to make payments under the capital lease portion of the MSA which are guaranteed by Rentech, as well as payments for property taxes at the Port of Quebec which are obligations that QSL passes through to the Wawa Company. The property tax obligations are not guaranteed by Rentech. It is uncertain what, if any, remedies QSL will seek under the MSA. If QSL asserts remedies, this could have a material adverse effect on our financial condition and ability to continue as a going concern.

In November 2017, Bank of Montreal (“BMO”) notified Rentech that it would not be extending the credit agreement between BMO and the Company (the “BMO Credit Agreement”), which is scheduled to terminate on November 25, 2017. As of September 30, 2017, letters of credit had been issued, but not drawn upon, totaling $1.3 million. On or prior to November 25, 2017, any letters of credit presented to BMO will need to be cash collateralized at a rate of 105%. We expect all outstanding letters of credit to be presented to BMO prior to their termination, and we expect to cash collateralize these letters of credit in accordance with the BMO Credit Agreement.

Note 11 — Commitments and Contingencies

Contractual Obligations

Wood Pellets

On May 1, 2013, the Wawa Company entered into the Drax Contract with Drax. Under the Drax Contract, the Wawa Company was required to sell to Drax the first 400,000 metric tons of wood pellets per year produced from the Wawa Facility. In the event that it did not deliver wood pellets as required under the Drax Contract, the Wawa Company was required to pay Drax an amount equal to the positive difference, if any, between the contract price for the wood pellets and the price of any wood pellets Drax purchases in replacement. Rentech, Inc. guaranteed the Wawa Company’s obligation in an amount not to exceed CAD$20 million until May 1, 2018, and thereafter through the term of the Drax Contract for an amount not to exceed CAD$11 million.

The Drax Contract was amended in order to adjust required delivery schedules and annual delivery amounts to reflect the delays the Wawa Company was experiencing in production at the Wawa Facility prior to our decision to idle the facility.

In October 2017, Drax, the Wawa Company and Rentech entered into a deed of termination whereby the Drax Contract and the Rentech guarantee of the Wawa Company’s obligations to Drax were terminated with no further continuing obligation amongst the parties.  See Note 15 – Subsequent Events.

The Wawa Company has contracted with Canadian National Railway Company (“CN Railway”) through December 31, 2023 for all rail transportation of wood pellets from the Atikokan Facility and the Wawa Facility to the Port of Quebec (the “Canadian National Contract”). Under the Canadian National Contract, the Wawa Company committed to transport a minimum of 3,600 rail carloads annually for the duration of the long-term contract. Delivery shortfalls could result in a penalty of CAD$1,000 per rail car under the terms of the Canadian National Contract. Due to issues discovered at the Wawa Facility, the Wawa Company did not fully meet its 2015 commitment under the Canadian National Contract. In addition, the Wawa Company incurred additional carload shortfall penalties for 2016 under the Canadian National Contract as a result of the continued delays in ramping up the Wawa Facility and the revised 2016 deliveries scheduled to Drax. During 2015 and 2016, the Wawa Company incurred and either paid or accrued penalties of $3.3 million and $1.4 million, respectively. In addition, we may incur additional carload shortfall penalties for 2017 under the Canadian National Contract as a result of idling the Wawa Facility and the limited number of 2017 deliveries sent to Drax. For the nine months ended September 30, 2017, the Company recorded three-fourths of the estimated liability of shortfall penalties for 2017, which resulted in an expense of $2.2 million. The Company is looking at various alternatives related to the Wawa Facility and may need to record additional liabilities for the Canadian National Contract. As facts and circumstances change, the Company will review its estimated liability and adjust the liability, if needed. Under the Canadian National Contract, Rentech, Inc. has guaranteed the Wawa Company’s obligations in an amount not to exceed CAD$1.5 million. We are currently in litigation with CN Railway regarding the payment of penalties related to the Canadian National Contract.

Under the MSA, the Wawa Company contracted with QSL for construction of infrastructure improvements at the Port of Quebec to store pellets railed to the port and facilitate the loading of ships with wood pellets to be sent to Drax. The MSA also included stevedoring services to be provided by QSL. Rentech, Inc. has guaranteed the Wawa Company’s obligation for capital improvements in an amount as of September 30, 2017 of USD$13.99 million. In October 2017, QSL sent the Wawa Company a notice of default for failure to make payments under the MSA.

In November 2013, the Wawa Company entered into a lease agreement through April 30, 2024 (the “TrinityRail Lease”) with TrinityRail Canada, Inc. (“Trinity”) under which it committed to lease the required rail cars (258 rail cars per full calendar year) needed to satisfy its delivery requirements under the Drax Contract. The TrinityRail Lease was terminated by Trinity on March 31, 2017. Due to the lease termination, the Company recorded an estimated remaining liability of $1.3 million that represents the Company’s liability for the remainder of the term of the TrinityRail Lease reduced by an estimate for sublease rental of the rail cars. As facts and circumstances change, the Company will review its estimated liability and adjust the liability, if needed. Under the TrinityRail Lease, Rentech, Inc. has guaranteed the Wawa Company’s obligations in an amount not to exceed USD$1.9 million (the “Trinity PCG”). We are currently in litigation with Trinity regarding lease payments related to the TrinityRail Lease.

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

In November 2017, the Wawa Company was notified by Northern Ontario Heritage Fund Corporation (“NOHFC”) that it breached its covenants under a conditional grant provided by NOHFC to the Wawa Company, by failing to maintain operation of the Wawa Facility for the duration required under the grant agreement. Therefore, NOHFC issued a notice of default and demand of repayment of the grant in an amount of approximately $2.5 million. Any default by the Wawa Company under the grant to the Wawa Facility would trigger a default under NOHFC’s grant to the Atikokan Company, which has separately complied with the requirements under its grant agreement. If the Atikokan Company receives a notice of default and demand of payment, the payment under its grant would be in the amount of $0.8 million. As of September 30, 2017, the Company has recorded a liability for $3.3 million.

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

In October 2017, the RTK Parties finalized a settlement agreement with EAD Engineering and EAD Controls (the “EAD Parties”) whereby all of claims by the EAD Parties against the RTK Parties were released, EAD Controls agreed to discharge its liens against the Wawa Facility and the Atikokan Facility, and all claims by the RTK Parties against the EAD Parties were discharged. The remaining amounts claimed by Agrirecycle in separate causes of action in Ontario Superior Court naming the RTK Parties and the Company as defendants is approximately $4.0 million. This includes claims for amounts allegedly due under contracts with the RTK Parties and claims by subcontractors against our direct contractors.

The Company will continue to vigorously defend itself against the allegations made by Agrirecycle and vigorously pursue recovery from Agrirecycle. Given that this litigation is in the pleadings stage and discovery has yet to begin, the Company is unable to estimate at this time the likelihood or the amount of any judgments which may be rendered either in favor of or against it or the RTK Parties.

On February 20, 2017, CN Railway filed claims against Rentech, Inc. and RTK WP in Superior Court in the Province of Quebec, District of Montreal for CAD$2,391,858 (which was subsequently amended to CAD $3,635,661) plus costs relating to penalties for volume shortfalls under the Canadian National Contract, freight services and demurrage charges in calendar year 2016. Further, CN Railway has requested that for CAD$1,500,000 of the aforementioned amount, Rentech, Inc. be ordered to compensate CN Railway pursuant to the terms of the Rentech, Inc. parent company guaranty. Both the Company and RTK WP have filed a written statement of defence and cross-application against CN, whereby they vigorously deny most of the liabilities and are suing CN for a counter-claim in the amount of CAD $ 3,616,046, claiming from CN, after deducing some freight services and demurrage fees, the net amount of CAD $ 3,334,046.

On May 22, 2017 Trinity filed claims against Rentech, Inc. in District Court of Dallas County, Texas for monetary relief of over USD$1,000,000 plus costs under the Trinity PCG for unpaid invoices by the Wawa Company under the TrinityRail Lease. The Company is reviewing these claims, and intends to defend against them vigorously.

In addition to the actions described above, the Company is subject to various pending and threatened legal actions relating to construction liens, contracts and other claims by vendors hired to perform work, and provide equipment or services for the Wawa Company. If these claims are resolved adverse to the Wawa Company, this is anticipated to have a material adverse effect on the Company's ability to execute its strategic alternatives process.

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

The Amended Complaint alleges, among other things, that the Company’s disclosures between March 2016 and November 2016 contained false and misleading statements because they failed to disclose certain material facts regarding Canadian operations, the Company’s accounting, and wood pellet facilities contracts. According to the Amended Complaint, these facts were later disclosed in a press release issued by Rentech on February 21, 2017 (the “Press Release”), a conference call with analysts and investors on March 16, 2017 (the “Conference Call”), and in the Company’s Forms 8-K and 10-K filed on April 4, 2017 (the “8-K” and “10-K”). The Amended Complaint also alleges that Company officers named in the Amended Complaint knowingly acquiesced in the issuance or dissemination of materially false and misleading statements. Lead Plaintiff seeks compensation for losses resulting from fluctuations in stock price of the Company in the period from March 2016 through April 2017, as well as attorney fees, expert fees and costs. On August 15, 2017, Rentech, Keith Forman, and Jeffrey Spain filed a Motion to Dismiss the Amended Complaint, which Plaintiff has opposed. The hearing on the Motion to Dismiss is currently scheduled to take place on November 20, 2017. The Company believes the Jiangchen Lawsuit is without merit and intends to continue to defend against these claims vigorously.

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

Note 12 — Income Taxes

For the three months ended September 30, 2017, the Company recorded an income tax benefit of $2.2 million, which related to continuing operations. For the nine months ended September 30, 2017, the Company recorded an income tax benefit of $3.4 million, consisting of a $3.5 million income tax benefit in continuing operations and a $0.1 million income tax expense in discontinued operations. The allocation to discontinued operations was determined using the incremental method by subtracting the benefit that was generated from continuing operations from the provision for the Company as a whole. The Company’s effective income tax rate (income tax benefit as a percentage of loss from continuing operations before income taxes) was 3% for the nine months ended September 30, 2017. The difference between the United States federal statutory rate of 35% and the effective rate primarily was attributable to the Company having a valuation allowance on substantially all of its net deferred tax assets, state taxes, outside basis difference in foreign subsidiaries, and the impact of foreign earnings. The tax benefit for nine months ended September 30, 2017 also includes a discrete income tax benefit of $1.4 million related to the reversal of uncertain tax positions.

For the three months ended September 30, 2016, the Company recorded an income tax benefit of $4.4 million, consisting of a $6.1 million income tax benefit in continuing operations and a $1.7 million income tax expense in discontinued operations. For the nine months ended September 30, 2016, the Company recorded an income tax expense of $40.4 million, consisting of a $18.2 million income tax benefit in continuing operations and a $58.6 million income tax expense in discontinued operations. The allocation to discontinued operations was determined using the incremental method by subtracting the benefit that was generated from continuing operations from the provision for the Company as a whole. The Company’s effective income tax rate (income tax benefit as a percentage of loss from continuing operations before income taxes) was 38% for the nine months ended September 30, 2016. The difference between the United States federal statutory rate of 35% and the effective rate primarily was attributable to the outside basis difference in foreign subsidiaries, the impact of foreign earnings, and state taxes.

Due to the gain on sale of RNP during the nine months ended September 30, 2016, the Company released valuation allowance associated with the utilization of net operating loss carryforwards, research and development credits and alternative minimum tax credits. The resulting tax benefit is included as a component of the income tax expense in discontinued operations.

The Company has considered results of operations and concluded that it is more likely than not that substantially all the net deferred tax assets will not be realized. Therefore, a valuation allowance has been recorded against substantially all of the net deferred tax asset.

Note 13 — Segment Information

The Company operates in three business segments, as described below. Results of the East Dubuque, Pasadena and the energy technologies segments are accounted for as discontinued operations for all periods presented. As of September 30, 2017, the Company’s three business segments are:

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017		2016	2017		2016
	(in thousands)
Revenues
Fulghum Fibres	$22,062		$26,296	$59,550		$74,561
Wood Pellets: Industrial	2,400		2,867	13,714		19,266
Wood Pellets: NEWP	10,398		9,435	18,555		16,501
Total revenues	$34,860		$38,598	$91,819		$110,328
Gross profit (loss)
Fulghum Fibres	$2,620		$3,850	$6,241		$11,455
Wood Pellets: Industrial	(962)		(6,137)	(5,923)		(16,304)
Wood Pellets: NEWP	564		1,492	482		2,506
Total gross profit (loss)	$2,222		$(795)	$800		$(2,343)
Selling, general and administrative expenses
Fulghum Fibres	$1,222		$1,168	$4,102		$3,544
Wood Pellets: Industrial	1,176		3,240	4,846		5,894
Wood Pellets: NEWP	484		514	1,397		1,574
Total segment selling, general and administrative expenses	$2,882		$4,922	$10,345		$11,012
Depreciation and amortization
Fulghum Fibres	$53		$288	$479		$1,118
Wood Pellets: Industrial	—		61	13		161
Wood Pellets: NEWP	240		303	722		900
Total segment depreciation and amortization recorded in operating expenses	293		652	1,214		2,179
Fulghum Fibres	1,477		1,933	5,168		5,755
Wood Pellets: Industrial	—		1,696	933		6,806
Wood Pellets: NEWP	1,278		689	2,564		1,147
Total depreciation and amortization recorded in cost of sales	2,755		4,318	8,665		13,708
Total segment depreciation and amortization	$3,048		$4,970	$9,879		$15,887
Other operating expenses
Fulghum Fibres	$22,365	(1)	$48	$43,597	(1)	$277
Wood Pellets: Industrial	2,674		1,639	2,674		1,639
Wood Pellets: NEWP	8,575	(2)	(6)	8,587	(2)	6
Total segment other operating expenses	$33,614		$1,681	$54,858		$1,922
Operating income (loss)
Fulghum Fibres	$(21,020)	(1)	$2,347	$(41,937)	(1)	$6,517
Wood Pellets: Industrial	(4,811)		(11,079)	(13,455)		(23,999)
Wood Pellets: NEWP	(8,734)	(2)	681	(10,224)	(2)	26
Total segment operating loss	$(34,565)		$(8,051)	$(65,616)		$(17,456)
Interest expense
Fulghum Fibres	$488		$580	$1,500		$1,727
Wood Pellets: Industrial	501		405	1,443		1,250
Wood Pellets: NEWP	155		169	438		461
Total segment interest expense	$1,144		$1,154	$3,381		$3,438
Net income (loss)
Fulghum Fibres	$(20,540)		$1,369	$(42,221)		$3,543
Wood Pellets: Industrial	(5,256)		(11,498)	(14,840)		(25,251)
Wood Pellets: NEWP	(8,848)		605	(10,552)		(263)
Total segment net loss	$(34,644)		$(9,524)	$(67,613)		$(21,971)
Reconciliation of segment net loss to consolidated net income (loss):
Segment net loss	$(34,644)		$(9,524)	$(67,613)		$(21,971)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(3,210)		(4,413)	(10,577)		(15,178)
Corporate and unallocated depreciation and amortization expense	(75)		(80)	(231)		(336)
Corporate and unallocated income (expenses) recorded as other income (expense)	(201)		(542)	(197)		(5,265)
Corporate and unallocated interest expense	(1,271)		(1,342)	(3,950)		(5,140)
Corporate income tax benefit	1,321		6,647	1,110		19,996
Equity in loss of CVR(3)	(2,021)		(1,100)	(30,151)		(2,429)
Income from discontinued operations, net of tax(4)	—		1,666	96		312,340
Consolidated net income (loss)	$(40,101)		$(8,688)	$(111,513)		$282,017

(1)

For the three months ended September 30, 2017, amount includes goodwill impairment of $5.1 million and asset impairments of $17.1 million. For the nine months ended September 30, 2017, amount includes goodwill impairments of $18.3 million and asset impairments of $24.9 million.

(2)	For the three and nine months ended September 30, 2017, amounts include goodwill impairment of $8.6 million.
(3)

For the three months ended September 30, 2017, equity in loss of investee represents the Company’s proportionate share of loss from its investment in CVR. For the nine months ended September 30, 2017, equity in loss of investee is $30.2  million, which includes the investment impairment of $26.7 million, the Company’s proportionate share of loss from its investment in CVR of $2.9  million and amortization of the basis differences of $0.5  million. For the three months ended September 30, 2016, equity in loss of investee includes $1.1 million, which includes our proportionate share of loss from our investment in CVR and amortization of the basis differences. For the nine months ended September 30, 2016, equity in loss of investee includes $2.4 million, which includes our proportionate share of loss from our investment in CVR and amortization of the basis differences.

(4)	For the nine months ended September 30, 2016, income from discontinued operations, net of tax includes $358.6 million, which is the Company’s proportionate share of the book gain on sale of RNP.

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Total assets
Fulghum Fibres	$97,532	$155,646
Wood Pellets: Industrial	11,067	19,060
Wood Pellets: NEWP	50,074	61,674
Total segment assets	$158,673	$236,380
Reconciliation of segment total assets to consolidated total assets:
Segment total assets	$158,673	$236,380
Corporate and other	32,743	76,337
Consolidated total assets	$191,416	$312,717

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Total goodwill
Fulghum Fibres	$—	$18,253
Wood Pellets: NEWP	1,750	10,323
Total goodwill	$1,750	$28,576

	For the Nine Months Ended September 30,
	2017	2016
	(in thousands)
Capital expenditures
Fulghum Fibres	$4,522	$5,193
Wood Pellets: Industrial	887	9,006
Wood Pellets: NEWP	825	462
Corporate and other	52	743
Total capital expenditures - continuing operations	$6,286	$15,404
Discontinued operations	—	11,075
Total capital expenditures	$6,286	$26,479

The Company’s revenues by geographic area, based on where the customer takes title to the product, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
United States	$20,809	$22,661	$52,538	$55,811
Canada	2,400	2,867	13,714	19,266
Other	11,651	13,070	25,567	35,251
Total revenues	$34,860	$38,598	$91,819	$110,328

The following table sets forth assets by geographic area:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
United States	$148,538	$254,255
Canada	11,067	19,060
Other	31,811	39,402
Total assets	$191,416	$312,717

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except for per share data)
Numerator:
Loss from continuing operations	$(40,101)	$(10,354)	$(111,609)	$(30,323)
Less: Loss on redemption of preferred stock	—	—	—	(11,049)
Less: Preferred stock dividends	—	—	—	(1,320)
Less: Income from continuing operations attributable to noncontrolling interests	(89)	(103)	(12)	(328)
Less: Income from continuing operations allocated to participating securities	—	—	—	—
Loss from continuing operations allocated to common shareholders	$(40,190)	$(10,457)	$(111,621)	$(43,020)
Numerator:
Income from discontinued operations	$—	$1,666	$96	$312,340
Less: (Income) loss from discontinued operations attributable to noncontrolling interests	—	174	—	(3,164)
Less: Income from discontinued operations allocated to participating securities	—	(43)	(3)	(7,772)
Income from discontinued operations allocated to common shareholders	$—	$1,797	$93	$301,404
Numerator:
Net income (loss) attributable to Rentech common shareholders	$(40,190)	$(8,617)	$(111,525)	$266,156
Less: Income allocated to participating securities	—	—	—	(6,690)
Net income (loss) allocated to common shareholders	$(40,190)	$(8,617)	$(111,525)	$259,466
Denominator:
Weighted average common shares outstanding	23,212	23,189	23,209	23,098
Effect of dilutive securities:
Preferred stock	—	—	—	—
Warrants	—	—	—	—
Common stock options	—	—	—	—
Restricted stock	—	—	—	—
Diluted shares outstanding	23,212	23,189	23,209	23,098
Basic:
Continuing operations	$(1.73)	$(0.45)	$(4.81)	$(1.86)
Discontinued operations	$0.00	$0.08	$0.00	$13.05
Net income (loss) per common share	$(1.73)	$(0.37)	$(4.81)	$11.23
Diluted:
Continuing operations	$(1.73)	$(0.45)	$(4.81)	$(1.86)
Discontinued operations	$0.00	$0.08	$0.00	$13.05
Net income (loss) per common share	$(1.73)	$(0.37)	$(4.81)	$11.23

For the three and nine months ended September 30, 2017, 1.8 million shares of Common Stock issuable pursuant to stock options, stock warrants and restricted stock units were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2016, 1.7 million shares of Common Stock issuable pursuant to stock options, stock warrants and restricted stock units were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 15 — Subsequent Events

Delisting of Common Stock on NASDAQ

On October 6, 2017 the Board of the Company made a determination to delist the Company’s shares of common stock from the Nasdaq Capital Market and transfer the listing of such shares to the OTCQB Market. The Company notified the NASDAQ Stock Market (“NASDAQ”) of its intention to voluntarily withdraw the Company’s shares of common stock from listing on the Nasdaq Capital Market. The transfer from the Nasdaq Capital Market to the OTCQB Market was due to Rentech’s inability to cure its noncompliance with NASDAQ Listing Rule 5550(a)(2). NASDAQ Listing Rule 5550(a)(2) requires Rentech’s common shares to trade above $1.00 for 30 consecutive business days before October 9, 2017 or 180 days from the date on which Rentech received notification from NASDAQ regarding its noncompliance with such rule, which was April 10, 2017. The Company filed a Form 25, Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC on October 16, 2017.

The Company’s shares of common stock are quoted on the OTCQB Market effective October 16, 2017, and their last trading day on the Nasdaq Capital Market exchange was October 13, 2017. The Company can give no assurance that trading in its stock will continue on the OTCQB Market or on any other securities exchange or quotation medium. The delisting of the shares of common stock from the Nasdaq Capital Market could impair the liquidity and market price of the shares. Additionally, the delisting of the shares of common stock from a national exchange could materially adversely affect the Company’s access to capital markets, and any limitation on market liquidity or reduction in the price of the shares as a result of that delisting could adversely affect the Company’s ability to raise capital on terms acceptable to the Company, or at all.

QS Construction Facility

In October 2017, QSL notified Rentech and the Wawa Company of a default under the MSA. The notice relates to failure to make payments under the capital lease portion of the MSA which are guaranteed by Rentech, as well as payments for property taxes at the Port of Quebec which are obligations that QSL passes through to the Wawa Company. The property tax obligations are not guaranteed by Rentech. It is uncertain what, if any, remedies QSL will seek under the MSA. If QSL asserts remedies, this could have a material adverse effect on our financial condition and ability to continue as a going concern.

Drax Contract

In October 2017, Drax, the Wawa Company and Rentech entered into a deed of termination whereby the Drax Contract and the accompanying Rentech guarantee of the Wawa Company’s obligations to Drax were terminated with no further continuing obligation amongst the parties.

BMO

In November 2017, BMO notified Rentech that it would not be extending the BMO Credit Agreement, which is scheduled to terminate on November 25, 2017. As of September 30, 2017, letters of credit had been issued, but not drawn upon, totaling $1.3 million. On or prior to November 25, 2017, any letters of credit presented to BMO will need to be cash collateralized at a rate of 105%. We expect all outstanding letters of credit to be presented to BMO prior to their termination, and we expect to cash collateralize these letters of credit in accordance with the BMO Credit Agreement.

Northern Ontario Heritage Fund Corporation

In November 2017, the Wawa Company was notified by the NOHFC that it breached its covenants under a conditional grant provided by NOHFC to the Wawa Company, by failing to maintain operation of the Wawa Facility for the duration required under the grant agreement. Therefore, NOHFC issued a notice of default and demand of repayment of the grant in an amount of approximately $2.5 million. Any default by the Wawa Company under the grant to the Wawa Facility would trigger a default under NOHFC’s grant to the Atikokan Company, which has separately complied with the requirements under its grant agreement. If the Atikokan Company receives a notice of default and demand of payment, the payment under its grant would be in the amount of $0.8 million. As of September 30, 2017, the Company has recorded a liability for $3.3 million.

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

•

whether our strategic review process will result in a transaction, and the risks that could arise if an appropriate strategic alternative(s) is not achieved on a timely basis and we are otherwise unable to secure additional sources of funds, sell certain assets or seek bankruptcy protection to address potential future liquidity needs;

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

Our wood handling and chipping services business includes Fulghum, which operates 27 wood chipping mills in the United States and South America. Fulghum provides wood yard operations services and wood fibre processing services, and sells wood chips to the pulp, paper and packaging industry. Fulghum’s South American subsidiaries—Fulghum Fibres Chile S.A. and Fulghum Fibres Uruguay S.A. (“Fulghum South America”)—also own and manage forestland and sell bark to industrial consumers in South America.

Our U.S. wood pellet business consists of NEWP, which is one of the largest producers of wood pellets for the United States residential and commercial heating markets. NEWP operates four wood pellet facilities in the Northeast. The facilities are located in Jaffrey, New Hampshire; Deposit, New York; Schuyler, New York; and Youngsville, Pennsylvania.

Our Canadian wood pellet business consists of our Atikokan Facility and Wawa Facility, the latter of which we idled in early 2017. Wood pellets produced at the Atikokan Facility are being used primarily for utility power generation in Canada and prior to the termination of the Drax Contract, wood pellets produced at the Wawa Facility were used primarily for utility power generation in the United Kingdom.

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

Overview of our Results of Operations

Our operating segments have been affected in different ways by various negative and positive factors in the first nine months of 2017. The results and outlook for our Wood Pellets: Industrial segment depend primarily on operating results from the Atikokan and Wawa Facilities. During the nine months ended September 30, 2017, we shipped two vessels containing approximately 60,000 metric tons of wood pellets from the Port of Quebec, which was delivered to and accepted by Drax. The Atikokan Facility shipped approximately 33,000 metric tons of wood pellets to OPG during the nine months ended September 30, 2017. However, we have had inventory write-downs of $3.5 million through September 30, 2017 as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the period. In addition, in February 2017 we announced that we have idled the Wawa Facility to conserve liquidity as we explore strategic alternatives for the facility.

Results at NEWP in the first nine months of 2017 were negatively impacted by relatively warmer weather than in previous years, continuing depressed prices for competitor heating fuels such as heating oil and propane, and changes in consumer buying patterns where the consumer now makes purchases on an as-needed basis. As a result, NEWP’s sales volumes were significantly lower than historical levels, although higher than the first nine months of 2016. NEWP’s revenue increased from $16.5 million for the nine months ended September 30, 2016 to $18.6 million for the nine months ended September 30, 2017. NEWP’s gross profit decreased from $2.5 million for the nine months ended September 30, 2016 to $0.5 million for the nine months ended September 30, 2017. In response to market conditions, NEWP began scaling back production in February 2016. NEWP produced at approximately 65% of capacity during 2016, at approximately 35% of capacity during the nine months ended September 30, 2017, and is currently monitoring market demand and inventory levels and will adjust production accordingly. Our pursuit of an option in our review of strategic alternatives resulted in NEWP recording an impairment of goodwill of $10.3 million during the three months ended September 30, 2017, based on an expected sales price from a potential buyer.

Fulghum’s revenue was $59.6 million for the nine months ended September 30, 2017, compared to $74.6 million for the nine months ended September 30, 2016. Fulghum’s gross profit was $6.2 million for the nine months ended September 30, 2017, compared to $11.5 million for the nine months ended September 30, 2016. In February of 2017, Fulghum was notified by a customer of its intent to exercise its purchase option on two of Fulghum’s mills. Fulghum expects the loss of these mills to negatively impact operating income and cash flow in the second half of 2017 and going forward. The customer’s decision was considered a triggering event to perform a goodwill impairment test for Fulghum U.S. as of March 31, 2017. The analysis of goodwill indicated an impairment to goodwill of $13.1 million, which was recorded during the first quarter of 2017. Since the purchase price under the option was lower than the carrying values of the two mills, during the first quarter of 2017, we wrote down the carrying values by $2.6 million. In addition, the processing agreements for the two mills with an aggregate value of  $3.9 million were written off as well as the spare parts inventory of $1.3 million. The total asset impairment charge recorded during the first quarter of 2017 was $7.8 million. In May 2017, the mills were sold resulting in net proceeds of $5.1 million. Since the carrying value was previously written down in 2017, the amount of loss on sale recognized during the three and nine months ended September 30, 2017 was $0.3 million. In August 2017, Fulghum was notified by a customer of the exercise of its purchase option for six of Fulghum’s chip mills. Since the purchase price under the option was lower than the carrying values of the six mills, during the third quarter of 2017, the Company wrote down the carrying values of the six mills by $8.2 million. In addition, the processing agreements for the six mills with an aggregate value of  $8.9 million were written off. The total asset impairment charge recorded during the third quarter of 2017 was $17.1 million. In September 2017, we sold four of the mills to the customer, pursuant to its exercise of the purchase option, resulting in net proceeds of $4.0 million to the Company. In October 2017, we sold the remaining two mills, which were classified as property held for sale as of September 30, 2017, to the customer, resulting in net proceeds of $1.3 million to the Company. Our pursuit of an option in our review of strategic alternatives resulted in Fulghum South America recording an impairment of goodwill of $5.1 million during the three months ended September 30, 2017, based on an expected sales price from a potential buyer.

Investment in CVR

As of June 30, 2017, the Company concluded that the decline in value of the CVR Common Units was other than temporary from an accounting perspective and therefore an impairment to the investment was required. Therefore, as of June 30, 2017, the Company recorded an impairment to the investment of $26.7 million. As of September 30, 2017, since the carrying value and fair value of the Company’s investment in CVR Common Units were $23.1 million and $23.2 million, respectively, no impairment issues exist.

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

The abnormally warm temperatures during the past winters have disrupted seasonal buying patterns of the last couple of years resulting in unusually low sales volumes during the year ended December 31, 2016 and the nine months ended September 30, 2017. Customers who have historically bought wood pellets earlier in the spring, summer and fall in preparation for the upcoming winter season are now waiting to make their purchases on an as-needed basis. As a result, we expect incremental seasonality in our revenue. We believe that these patterns in consumer buying are temporary, and we expect consumer buying patterns and sales to eventually return to historical trends and levels, respectively. In response to market conditions, NEWP began scaling back production in February 2016. NEWP produced at approximately 66% of capacity during the nine months ended September 30, 2016, at approximately 65% of capacity during 2016, at approximately 35% of capacity during the nine months ended September 30, 2017, and is currently monitoring market demand and inventory levels and will adjust production accordingly.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017		2016	2017		2016
	(in thousands)
Revenues
Fulghum Fibres	$22,062		$26,296	$59,550		$74,561
Wood Pellets: Industrial	2,400		2,867	13,714		19,266
Wood Pellets: NEWP	10,398		9,435	18,555		16,501
Total revenues	$34,860		$38,598	$91,819		$110,328
Gross profit (loss)
Fulghum Fibres	$2,620		$3,850	$6,241		$11,455
Wood Pellets: Industrial	(962)		(6,137)	(5,923)		(16,304)
Wood Pellets: NEWP	564		1,492	482		2,506
Total gross profit (loss)	$2,222		$(795)	$800		$(2,343)
Selling, general and administrative expenses
Fulghum Fibres	$1,222		$1,168	$4,102		$3,544
Wood Pellets: Industrial	1,176		3,240	4,846		5,894
Wood Pellets: NEWP	484		514	1,397		1,574
Total segment selling, general and administrative expenses	$2,882		$4,922	$10,345		$11,012
Operating income (loss)
Fulghum Fibres	$(21,020)	(1)	$2,347	$(41,937)	(1)	$6,517
Wood Pellets: Industrial	(4,811)		(11,079)	(13,455)		(23,999)
Wood Pellets: NEWP	(8,734)	(2)	681	(10,224)	(2)	26
Total segment operating loss	$(34,565)		$(8,051)	$(65,616)		$(17,456)
Net income (loss)
Fulghum Fibres	$(20,540)		$1,369	$(42,221)		$3,543
Wood Pellets: Industrial	(5,256)		(11,498)	(14,840)		(25,251)
Wood Pellets: NEWP	(8,848)		605	(10,552)		(263)
Total segment net loss	$(34,644)		$(9,524)	$(67,613)		$(21,971)
Reconciliation of segment net loss to consolidated net income (loss):
Segment net loss	$(34,644)		$(9,524)	$(67,613)		$(21,971)
Corporate and unallocated expenses recorded as selling, general and administrative expenses	(3,210)		(4,413)	(10,577)		(15,178)
Corporate and unallocated depreciation and amortization expense	(75)		(80)	(231)		(336)
Corporate and unallocated income (expenses) recorded as other income (expense)	(201)		(542)	(197)		(5,265)
Corporate and unallocated interest expense	(1,271)		(1,342)	(3,950)		(5,140)
Corporate income tax benefit	1,321		6,647	1,110		19,996
Equity in loss of CVR(3)	(2,021)		(1,100)	(30,151)		(2,429)
Income from discontinued operations, net of tax(4)	—		1,666	96		312,340
Consolidated net income (loss)	$(40,101)		$(8,688)	$(111,513)		$282,017

(1)

For the three months ended September 30, 2017, operating loss includes goodwill impairment of $5.1 million and asset impairments of $17.1 million. For the nine months ended September 30, 2017, operating loss includes goodwill impairments of $18.3 million and asset impairments of $24.9 million.

(2)	For the three and nine months ended September 30, 2017, operating loss includes goodwill impairment of $8.6 million.

(3)

For the three months ended September 30, 2017, equity in loss of investee represents our proportionate share of loss from our investment in CVR. For the nine months ended September 30, 2017, equity in loss of investee is $30.2 million, which includes the investment impairment of $26.7 million, our proportionate share of loss from our investment in CVR of $2.9 million and amortization of the basis differences of $0.5 million. For the three months ended September 30, 2016, equity in loss of investee includes $1.1 million, which includes our proportionate share of loss from our investment in CVR and amortization of the basis differences. For the nine months ended September 30, 2016, equity in loss of investee includes $2.4 million, which includes our proportionate share of loss from our investment in CVR and amortization of the basis differences.

(4)	For the nine months ended September 30, 2016, income from discontinued operations, net of tax includes $358.6 million, which is our proportionate share of the book gain on sale of RNP.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016:

Continuing Operations

Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Fulghum Fibres	$22,062	$26,296	$59,550	$74,561
Wood Pellets: Industrial	2,400	2,867	13,714	19,266
Wood Pellets: NEWP	10,398	9,435	18,555	16,501
Total revenues	$34,860	$38,598	$91,819	$110,328

Fulghum Fibres

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Services	$12,967	$15,599	$42,652	$47,678
Product	9,095	10,697	16,898	26,883
Total revenues - Fulghum	$22,062	$26,296	$59,550	$74,561

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

Revenues were $22.1 million for the three months ended September 30, 2017, compared to $26.3 million for the same period last year. Revenues from operations in the United States were $10.4 million for the three months ended September 30, 2017, as compared to $13.2 million in the prior year period. Revenues from operations in South America were $11.7 million for the three months ended September 30, 2017, as compared to $13.1 million in the prior year period. The decrease in revenues from the United States operations is primarily due to the sale of two mills in May 2017 and lower processing volumes at other mills. The decrease in South America revenues was primarily due to fewer chip sales to Asia in 2017 as compared to 2016. Fewer vessels shipped during the three months ended September 30, 2017 than during the three months ended September 30, 2016; however, we expect export chip sales to pick up throughout the remainder of 2017 but to be lower than in 2016. Lower biomass product sales also contributed to the decrease in South America revenues. For the three months ended September 30, 2017, our mills in the United States processed 2.2 million green metric tons, or GMT, of logs into wood chips and residual fuels; our mills in South America processed 0.7 million GMT of logs. For the three months ended September 30, 2016, our mills in the United States processed 2.8 million GMT of logs into wood chips and residual fuels; our mills in South America processed 0.8 million GMT of logs.

Revenues were $59.6 million for the nine months ended September 30, 2017, compared to $74.6 million for the same period last year. Revenues from operations in the United States were $34.0 million for the nine months ended September 30, 2017, as compared to $39.3 million in the prior year period. Revenues from operations in South America were $25.6 million for the nine months ended September 30, 2017, as compared to $35.3 million in the prior year period. The decrease in revenues from the United States operations is primarily due to the sale of two mills in May 2017 and one mill in April 2016, and lower processing volumes at other mills. The decrease in South America revenues was primarily due to fewer chip sales to Asia in 2017 as compared to 2016. Fewer vessels shipped during the nine months ended September 30, 2017 than during the nine months ended September 30, 2016. Lower biomass product sales also contributed to the decrease in South America revenues. For the nine months ended September 30, 2017, our mills in the United States processed 7.0 million GMT of logs into wood chips and residual fuels; our mills in South America processed 2.0 million GMT of logs. For the nine months ended September 30, 2016, our mills in the United States processed 8.6 million GMT of logs into wood chips and residual fuels; our mills in South America processed 2.6 million GMT of logs.

Wood Pellets: Industrial

We generate revenues from sales of wood pellets to industrial customers, specifically electric utilities generating electricity. Revenues were $2.4 million for the three months ended September 30, 2017, earned by delivering approximately 13,000 metric tons of wood pellets. Revenues were $2.9 million for the three months ended September 30, 2016, earned by delivering approximately 16,000 metric tons of wood pellets.

Revenues were $13.7 million for the nine months ended September 30, 2017, earned by delivering approximately 93,000 metric tons of wood pellets. Revenues were $19.3 million for the nine months ended September 30, 2016, earned by delivering approximately 136,000 metric tons of wood pellets.

Prior to our decision to idle the Wawa Facility in February 2017, the Wawa Company agreed to deliver approximately 336,000 metric tons to Drax in 2017. In January 2017 we shipped 48,000 metric tons of pellets to Drax. In March 2017, Drax and the Wawa Company agreed to cancel the next two shipments of 2017 without any penalties, leaving the Wawa Company with an obligation to deliver approximately 193,000 metric tons to Drax later in the year. In October 2017, Drax, the Wawa Company and Rentech entered into a deed of termination whereby the Drax Contract and the accompanying Rentech guarantee of the Wawa Company’s obligations to Drax were terminated with no further continuing obligation amongst the parties.

We reduced production at our Atikokan Facility to levels necessary to only fulfill the delivery requirements under the OPG Contract. We continue to monitor the Atikokan Facility under the new operating plan. The Atikokan Facility no longer ships wood pellets to the Port of Quebec. We continue to explore alternatives for selling additional wood pellets produced from the Atikokan Facility to increase its utilization and profitability.

Wood Pellets: NEWP

We generate revenues at NEWP from sales of wood pellets for the United States residential and commercial heating markets. Revenues were $10.4 million for the three months ended September 30, 2017 on deliveries of 55,000 tons of wood pellets. Revenues were $9.4 million for the three months ended September 30, 2016 on deliveries of 49,000 tons of wood pellets.

Revenues were $18.6 million for the nine months ended September 30, 2017 on deliveries of 99,000 tons of wood pellets. Revenues were $16.5 million for the nine months ended September 30, 2016 on deliveries of 87,000 tons of wood pellets.

Results at NEWP for the first nine months of 2017 were negatively impacted by relatively warmer weather than in previous years, continuing depressed prices for competitor heating fuels such as heating oil and propane, and changes in consumer buying patterns where the consumer now makes purchases on an as-needed basis. As a result, NEWP’s sales volumes were significantly lower than historical levels, although higher than the first nine months of 2016. NEWP began scaling back production in February 2016. NEWP produced at approximately 66% of capacity during the nine months ended September 30, 2016, at approximately 65% of capacity during 2016, at approximately 35% of capacity during the nine months ended September 30, 2017, and is currently monitoring market demand and inventory levels and will adjust production accordingly. Sales prices for the three and nine months ended September 30, 2017 were also lower than in the same periods last year.

Cost of Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of sales:
Fulghum Fibres	$19,442	$22,446	$53,309	$63,106
Wood Pellets: Industrial	3,362	9,004	19,637	35,570
Wood Pellets: NEWP	9,834	7,943	18,073	13,995
Total cost of sales	$32,638	$39,393	$91,019	$112,671

Fulghum Fibres

Costs of sales include (i) service costs for our wood chipping mill operations, which primarily consist of costs for labor, repairs and maintenance, depreciation and utilities, and (ii) product costs relating to our sale of wood chips and bark in South America, which consist of costs to purchase, process and export wood fibre products.

Cost of sales for the three months ended September 30, 2017 was $19.4 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 88% of our cost of sales for the three months ended September 30, 2017. Depreciation expense included in cost of sales was $1.5 million during the three-month period ended September 30, 2017.

Cost of sales for the three months ended September 30, 2016 was $22.4 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 86% of our cost of sales for the three months ended September 30, 2016. Depreciation expense included in cost of sales was $1.9 million during the three-month period ended September 30, 2016.

Cost of sales for the nine months ended September 30, 2017 was $53.3 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 84% of our cost of sales for the nine months ended September 30, 2017. Depreciation expense included in cost of sales was $5.2 million during the nine-month period ended September 30, 2017.

Cost of sales for the nine months ended September 30, 2016 was $63.1 million. Wood fibre feedstock, labor, repairs and maintenance, and utilities comprised 85% of our cost of sales for the nine months ended September 30, 2016. Depreciation expense included in cost of sales was $5.8 million during the nine-month period ended September 30, 2016.

The decreases in cost of sales between the periods in 2016 and the corresponding periods in 2017 are primarily due to the decrease in biomass and chip sales by our operations in South America between periods, the decrease in processing volumes at our mills in the United States and the sale of two mills in May 2017.

Wood Pellets: Industrial

Cost of sales primarily consists of wood fibre feedstock, labor, repairs and maintenance, transportation, electricity and depreciation.

Cost of sales for the three months ended September 30, 2017 was $3.4 million. For the three months ended September 30, 2017, we wrote down our log inventory by $0.2 million. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 53% of cost of sales for the three months ended September 30, 2017.

Cost of sales for the three months ended September 30, 2016 was $9.0 million. For the three months ended September 30, 2016, we wrote down our wood pellet inventory by $6.2 million as a result of a high level of fixed operating costs and repairs and maintenance expenses incurred during the outages at the Atikokan and Wawa Facilities allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the period of ramp-up. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 76% of cost of sales for the three months ended September 30, 2016. Depreciation expense included in the cost of sales was $1.7 million for three months ended September 30, 2016.

Cost of sales for the nine months ended September 30, 2017 was $19.6 million. For the nine months ended September 30, 2017, we wrote down our log and wood pellet inventory by $3.5 million as a result of a high level of fixed operating costs and repairs and maintenance expenses incurred at the Atikokan and Wawa Facilities allocated to relatively low volumes produced during the period. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 66% of cost of sales for the nine months ended September 30, 2017. Depreciation expense included in the cost of sales was $0.9 million for nine months ended September 30, 2017.

Cost of sales for the nine months ended September 30, 2016 was $35.6 million. For the nine months ended September 30, 2016, we wrote down our wood pellet inventory by $16.5 million as a result of a high level of fixed operating costs allocated to relatively low volumes produced at the Atikokan and Wawa Facilities during the period of ramp-up. Wood fibre feedstock, labor, repairs and maintenance, transportation and electricity comprised 74% of cost of sales for the nine months ended September 30, 2016. Depreciation expense included in the cost of sales was $6.8 million for nine months ended September 30, 2016.

The decreases in cost of sales between the periods in 2016 and the periods in 2017 are due to the decreases in sales volumes and inventory write-downs between periods.

Wood Pellets: NEWP

Cost of sales primarily consists of expenses for wood fibre feedstock, packaging, labor, electricity, freight and depreciation. Cost of sales for the three months ended September 30, 2017 was $9.8 million. For the three months ended September 30, 2017, wood fibre feedstock, packaging, labor and electricity comprised 65% of cost of sales. Depreciation expense included in the cost of sales was $1.3 million for three months ended September 30, 2017.

Cost of sales for the three months ended September 30, 2016 was $7.9 million. For the three months ended September 30, 2016, wood fibre feedstock, packaging, labor and electricity comprised 73% of cost of sales. Depreciation expense included in the cost of sales was $0.7 million for three months ended September 30, 2016.

Cost of sales for the nine months ended September 30, 2017 was $18.1 million. For the nine months ended September 30, 2017, wood fibre feedstock, packaging, labor and electricity comprised 63% of cost of sales. Depreciation expense included in the cost of sales was $2.6 million for nine months ended September 30, 2017.

Cost of sales for the nine months ended September 30, 2016 was $14.0 million. For the nine months ended September 30, 2016, wood fibre feedstock, packaging, labor and electricity comprised 74% of cost of sales. Depreciation expense included in the cost of sales was $1.1 million for nine months ended September 30, 2016.

The increase in cost of sales between the three months ended September 30, 2017 and the corresponding period in 2016 is primarily due to the increase in sales volumes and depreciation expense between periods and $0.2 million of charges relating to scaling back production at the facilities during the three months ended September 30, 2017, partially offset by lower wood fibre feedstock costs. The increase in cost of sales between the nine months ended September 30, 2017 and the corresponding period in 2016 is primarily due to the increase in sales volumes and depreciation expense between periods and $0.7 million of charges relating to scaling back production at the facilities during the nine months ended September 30, 2017, partially offset by lower wood fibre feedstock costs.

Gross Profit (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Gross Profit (Loss):
Fulghum Fibres	$2,620	$3,850	$6,241	$11,455
Wood Pellets: Industrial	(962)	(6,137)	(5,923)	(16,304)
Wood Pellets: NEWP	564	1,492	482	2,506
Total gross profit (loss)	$2,222	$(795)	$800	$(2,343)

Fulghum Fibres

Gross profit was $2.6 million for the three months ended September 30, 2017, compared to $3.9 million for the same period last year. Gross profit margin for the three months ended September 30, 2017 was 12%, compared to 15% for the same period in the prior year. The decreases in gross profit and gross margin were due primarily to lower revenues as a result of a decrease in biomass product sales in South America, a decrease in chip sales to Asia, the sale of two U.S. mills in May 2017, lower processing volumes at other U.S. mills, and an increase in repairs and maintenance expenses for the mills in South America.

Gross profit was $6.2 million for the nine months ended September 30, 2017, compared to $11.5 million for the same period last year. Gross profit margin for the nine months ended September 30, 2017 was 10%, compared to 15% for the same period in the prior year. The decreases in gross profit and gross margin were due primarily to lower revenues as a result of a decrease in biomass product sales in South America, a decrease in chip sales to Asia, the sale of two U.S. mills in May 2017 and one U.S. mill in April 2016, lower processing volumes at other U.S. mills, and an increase in repairs and maintenance expenses for the mills in South America.

Wood Pellets: Industrial

Gross loss for the three months ended September 30, 2017 was $1.0 million, compared to $6.1 million for the same period in the prior year. Gross loss margin was 40% for the three months ended September 30, 2017, compared to 214% for the same period in the prior year. The decrease in gross loss was primarily due to the idling of the Wawa Facility, lower operating rates at the Atikokan Facility, and a reduction in inventory write-down in 2017.

Gross loss for the nine months ended September 30, 2017 was $5.9 million, compared to $16.3 million for the same period in the prior year. Gross loss margin was 43% for the three months ended September 30, 2017, compared to 85% for the same period in the prior year. The decrease in gross loss was primarily due to the idling of the Wawa Facility, lower operating rates at the Atikokan Facility, and a reduction in inventory write-down in 2017.

Wood Pellets: NEWP

Gross profit for the three months ended September 30, 2017 was $0.6 million, compared to $1.5 million for the same period in the prior year. Gross profit margin was 5% for the three months ended September 30, 2017, compared to 16% for the same period in the prior year. Gross profit and gross profit margin were lower because of lower sales prices, higher depreciation expense and charges relating to scaling back production at the facilities during the three months ended September 30, 2017.

Gross profit for the nine months ended September 30, 2017 was $0.5 million, compared to $2.5 million for the same period in the prior year. Gross profit margin was 3% for the nine months ended September 30, 2017, compared to 15% for the same period in the prior year. Gross profit and gross profit margin were lower because of lower sales prices, higher depreciation expense and charges relating to scaling back production at the facilities during the nine months ended September 30, 2017.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Operating expenses:
Fulghum Fibres, excluding impairments	$1,409	$1,503	$5,063	$4,938
Fulghum Fibres impairments	22,231	—	43,115	—
Wood Pellets: Industrial	3,849	4,942	7,532	7,695
Wood Pellets: NEWP, excluding impairment	725	811	2,133	2,480
Wood Pellets: NEWP impairment	8,573	—	8,573	—
Corporate and unallocated expenses	3,321	5,035	10,844	17,481
Total operating expenses	$40,108	$12,291	$77,260	$32,594

Fulghum Fibres

Operating expenses were comprised primarily of selling, general and administrative expenses, depreciation and amortization expense, impairment charges and loss on disposal of fixed assets. Operating expenses, including impairments, were $23.6 million for the three months ended September 30, 2017, compared to $1.5 million for the three months ended September 30, 2016. Operating expenses, excluding impairments, were $1.4 million for the three months ended September 30, 2017, compared to $1.5 million for the three months ended September 30, 2016.

Operating expenses, including impairments, were $48.2 million for the nine months ended September 30, 2017, compared to $4.9 million for the nine months ended September 30, 2016. Operating expenses, excluding impairments, were $5.1 million for the nine months ended September 30, 2017, compared to $4.9 million for the nine months ended September 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in each of the three months ended September 30, 2017 and 2016 were $1.2 million. Selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016 were $4.1 million and $3.5 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense for the three months ended September 30, 2017 was $0.1 million and $0.3 million for the same period in the prior year. Depreciation and amortization expense included in operating expense for the nine months ended September 30, 2017 was $0.5 million and $1.1 million for the same period in the prior year.

Fulghum Impairments. Fulghum’s goodwill impairment was $5.1 million for the three months ended September 30, 2017. Fulghum’s asset impairments totaled $17.1 million for the three months ended September 30, 2017. Fulghum’s goodwill impairment was $18.2 million for the nine months ended September 30, 2017. Fulghum’s asset impairments totaled $24.9 million for the nine months ended September 30, 2017. See “Note 8 — Property, Plant and Equipment” and “Note 9 — Goodwill” to the consolidated financial statements included in this report.

Loss on Disposal of Fixed Assets. For each of the three months ended September 30, 2017 and 2016, loss on disposal of fixed assets was $0.1 million. For the nine months ended September 30, 2017 and 2016, loss on disposal of fixed assets was $0.5 million and $0.3 million, respectively.

Wood Pellets: Industrial

Operating expenses were primarily comprised of selling, general and administrative expenses, which include personnel costs, travel, acquisition-related and development costs associated with the Atikokan and Wawa Facilities, and other business development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million for the three months ended September 30, 2017, compared to $3.2 million for the same period in the prior year. The decrease was primarily due to a decrease in corporate allocations and losses on disposal of fixed assets, partially offset by an increase in transportation expenses due to estimated contractual penalties resulting from the idling of the Wawa Facility. Corporate allocations totaled $1.0 million for the three months ended September 30, 2016. There were no corporate allocations to the Wood Pellets: Industrial segment in 2017. For the three months ended September 30, 2016, we recorded losses on disposal of fixed assets of $1.6 million. For the three months ended September 30, 2017, we recorded estimated contractual penalties under the Canadian National Contract of $0.8 million. There were no contractual penalties under the Canadian National Contract recorded in the three months ended September 30, 2016.

Selling, general and administrative expenses were $4.8 million for the nine months ended September 30, 2017, compared to $5.9 million for the same period in the prior year. The decrease was primarily due to a decrease in corporate allocations and losses on disposal of fixed assets, partially offset by an increase in rail car and transportation expenses resulting from the idling of the Wawa Facility. Corporate allocations totaled $2.8 million for the nine months ended September 30, 2016. There were no corporate allocations to the Wood Pellets: Industrial segment in 2017. For the nine months ended September 30, 2016, we recorded losses on disposal of fixed assets of $1.6 million. For the nine months ended September 30, 2017, we recorded an estimated remaining liability under the TrinityRail Lease of $1.3 million and contractual penalties under the Canadian National Contract of $2.2 million.

Other operating expenses were $2.7 million for the three and nine months ended September 30, 2017.This amount primarily represents an accrual of $3.3 million relating to the grants from NOHFC.

In addition, we may need to record additional carload shortfall penalties for 2017 under the Canadian National Contract as a result of idling the Wawa Facility and the revised 2017 delivery scheduled to Drax.

Wood Pellets: NEWP

Operating expenses consist primarily of selling, general and administrative expenses and depreciation and amortization expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in each of the three months ended September 30, 2017 and 2016 was $0.5 million. Selling, general and administrative expenses for the nine months ended September 30, 2017 was $1.4 million, compared to $1.6 million for the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization expense included in operating expense for the three months ended September 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively. Depreciation and amortization expense included in operating expense for the nine months ended September 30, 2017 and 2016 was $0.7 million and $0.9 million, respectively. Depreciation expense relating to wood pellet processing assets was recorded in cost of sales.

NEWP Impairments. NEWP’s goodwill impairment was $8.6 million for the three and nine months ended September 30, 2017. See “Note 9 — Goodwill” to the consolidated financial statements included in this report.

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

Selling, general and administrative expenses were $3.2 million for the three-month period ended September 30, 2017 compared to $4.4 million for the same period last year. The decrease was a result of the Company’s cost saving efforts, including a decrease in rent expense of $0.9 million, personnel costs of $0.8 million, and for each of non-cash equity-based compensation expense and software costs $0.2 million, which was partially offset by the absence of allocating a portion of corporate overhead to the Wood Pellets: Industrial segment. Non-cash equity-based compensation expense was $0.2 million for the three months ended September 30, 2017, compared to $0.4 million for the same period in the prior year. Corporate allocations to the Wood Pellets: Industrial segment totaled $1.0 million for the three months ended September 30, 2016.

Selling, general and administrative expenses were $10.6 million for the nine-month period ended September 30, 2017 compared to $15.2 million for the same period last year. The decrease was a result of the Company’s cost saving efforts, including a decrease in personnel costs of $2.9 million, finance transaction costs of $1.0 million, non-cash equity-based compensation expense of $0.7 million, software costs of $0.8 million, rent expense of $1.3 million, and lease commission expense of $0.2 million, which was partially offset by the absence of allocating a portion of corporate overhead to the Wood Pellets: Industrial segment. Non-cash equity-based compensation expense was $0.9 million for the nine months ended September 30, 2017, compared to $1.6 million for the same period in the prior year. Corporate allocations to the Wood Pellets: Industrial segment totaled $2.8 million for the nine months ended September 30, 2016.

Other operating expenses for the nine months ended September 30, 2016 include write-offs for computer software of $1.6 million and leasehold improvements, furniture and office equipment totaling $0.4 million.

Operating Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Operating Income (Loss):
Fulghum Fibres	$(21,020)	$2,347	$(41,937)	$6,517
Wood Pellets: Industrial	(4,811)	(11,079)	(13,455)	(23,999)
Wood Pellets: NEWP	(8,734)	681	(10,224)	26
Corporate and unallocated expenses	(3,321)	(5,035)	(10,844)	(17,481)
Total operating loss	$(37,886)	$(13,086)	$(76,460)	$(34,937)

Fulghum Fibres

Operating loss was $21.0 million for the three months ended September 30, 2017, compared to operating income of $2.3 million for the same period last year. The decrease in operating income was primarily due to lower revenues due to a decrease in biomass product sales in South America, a decrease in chip sales to Asia, the sale of two U.S. mills in May 2017, lower processing volumes at other U.S. mills, and asset and goodwill impairments, as discussed above.

Operating loss was $41.9 million for the nine months ended September 30, 2017, compared to operating income of $6.5 million for the same period last year. The decrease in operating income was primarily due to lower revenues due to a decrease in biomass product sales in South America, a decrease in chip sales to Asia, the sale of two U.S. mills in May 2017 and one U.S. mill in April 2016, lower processing volumes at other U.S. mills, and asset and goodwill impairments, as discussed above.

Wood Pellets: Industrial

Operating loss was $4.8 million for the three months ended September 30, 2017, compared to $11.1 million for the same period last year. The decrease in operating loss was due to the idling of the Wawa Facility, lower operating rates at the Atikokan Facility, and decreases in inventory write-down and corporate allocations, partially offset by an increase in accruals and penalties, as discussed above.

Operating loss was $13.5 million for the nine months ended September 30, 2017, compared to $24.0 million for the same period last year. The decrease in operating loss was due to the idling of the Wawa Facility, lower operating rates at the Atikokan Facility, and decreases in inventory write-down and corporate allocations, partially offset by an increase in accruals and penalties, as discussed above.

Wood Pellets: NEWP

Operating loss was $8.7 million for the three months ended September 30, 2017, compared to operating income of $0.7 million for the same period last year. Operating loss was $10.2 million for the nine months ended September 30, 2017, compared to operating income of $26,000 for the same period last year. We had operating losses in the three and nine months ended September 30, 2017 compared to operating income in the same periods last year because of the goodwill impairment in 2017, lower sales prices, higher depreciation expense and charges relating to scaling back production at the facilities during the three and nine months ended September 30, 2017.

Corporate and Unallocated Expenses

Operating loss was $3.3 million for the three months ended September 30, 2017, compared to $5.0 million for the same period last year. The decrease in operating loss was primarily due to savings from the Company’s cost reduction efforts, as described above.

Operating loss was $10.8 million for the nine months ended September 30, 2017, compared to $17.5 million for the same period last year. The decrease in operating loss was primarily due to savings from the Company’s cost reduction efforts, as described above.

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

The table below reconciles Fulghum’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for Fulghum.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fulghum net income (loss) per segment disclosure	$(20,540)	$1,369	$(42,221)	$3,543
Add Fulghum items:
Net interest expense	492	577	1,502	1,721
Asset impairment	17,103	—	24,862	—
Goodwill impairment	5,128	—	18,253	—
Income tax (benefit) expense	(902)	511	(2,384)	1,718
Depreciation and amortization	1,530	2,221	5,647	6,873
Other(1)	(70)	(109)	1,166	(465)
Fulghum's Adjusted EBITDA	$2,741	$4,569	$6,825	$13,390

(1)	Includes an expense of $1.4 million for the nine months ended September 30, 2017 that represents the release of certain tax indemnifications from the previous owners of Fulghum.

The table below reconciles NEWP’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net income (loss) for NEWP.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
NEWP net income (loss) per segment disclosure	$(8,848)	$605	$(10,552)	$(263)
Add NEWP items:
Net interest expense	155	169	438	460
Goodwill impairment	8,573	—	8,573	—
Income tax expense	—	14	19	49
Depreciation and amortization	1,518	992	3,286	2,047
Other	(42)	(106)	(130)	(220)
NEWP's Adjusted EBITDA	$1,356	$1,674	$1,634	$2,073

The table below reconciles Wood Pellet - Industrial’s Adjusted EBITDA, which is a non-GAAP financial measure, to segment net loss for Wood Pellets: Industrial.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Wood Pellets: Industrial net loss per segment disclosure	$(5,256)	$(11,498)	$(14,840)	$(25,251)
Add Wood Pellets: Industrial items:
Net interest expense	411	405	1,478	1,223
Depreciation and amortization	—	1,757	946	6,967
Other	33	13	(94)	29
Wood Pellets: Industrial Adjusted EBITDA	$(4,812)	$(9,323)	$(12,510)	$(17,032)

The table below reconciles Consolidated Adjusted EBITDA (excluding equity in loss of CVR and discontinued operations), which is a non-GAAP financial measure, to loss from continuing operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Loss from continuing operations	$(40,101)	$(10,354)	$(111,609)	$(30,323)
Add items:
Net interest expense	2,329	2,493	7,368	8,544
Asset impairment	17,103	—	24,862	—
Goodwill impairment	13,701	—	26,826	—
Loss on debt repayment	168	—	168	3,295
Income tax benefit	(2,223)	(6,122)	(3,475)	(18,229)
Depreciation and amortization	3,123	5,050	10,110	16,223
Equity in loss of investee	2,021	1,100	30,151	2,429
Other(1)	(82)	337	935	1,307
Consolidated Adjusted EBITDA	$(3,961)	$(7,496)	$(14,664)	$(16,754)

(1)

Includes an expense of $1.4 million for the nine months ended September 30, 2017 that represents the release of certain tax indemnifications from the previous owners of Fulghum. The amount for the three months ended September 30, 2016 includes a write-off for computer software of $0.5 million. The amount for the nine months ended September 30, 2016 includes write-offs for computer software, leasehold improvements, furniture and office equipment totaling $2.0 million.

CASH FLOWS

The following table summarizes our consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities - continuing operations	$(2,708)	$(28,130)
Operating activities - discontinued operations	—	19,961
Investing activities - continuing operations	3,052	(9,752)
Investing activities - discontinued operations	—	18,965
Financing activities	(8,843)	(10,710)
Effect of exchange rate on cash	653	398
Decrease in cash	$(7,846)	$(9,268)

Operating Activities

Revenues were $91.8 million for the nine months ended September 30, 2017, compared to $110.3 million for the same period in the prior year. The decrease in revenues was primarily due to the decrease in sales volumes at Fulghum, the Atikokan Facility and the Wawa Facility, partially offset by an increase in sales volumes at NEWP.

Net cash used in operating activities – continuing operations for the nine months ended September 30, 2017 was $2.7 million. We had net loss from continuing operations of $111.6 million for the nine months ended September 30, 2017, which included a goodwill impairment charges of $26.8 million, asset impairment charges of $24.9 million, $9.7 million of depreciation and amortization expense and a $3.3 million write-down of inventory.

Net cash used in operating activities – continuing operations for the nine months ended September 30, 2016 was $28.1 million. We had net loss from continuing operations of $30.3 million for the nine months ended September 30, 2016, which included $16.4 million of depreciation and amortization expense, and a $16.5 million write-down of inventory. Inventories increased by $20.1 million during the nine months ended September 30, 2016 primarily due to an increase in inventory at NEWP because of the abnormally warm temperatures in the Northeast during the most recent winter that resulted in lower sales, partially offset by decreases in inventory at Fulghum due to timing of sales.

Net cash provided by operating activities – discontinued operations for the nine months ended September 30, 2016 was $20.0 million. We had net income – discontinued operations of $312.3 million for the nine months ended September 30, 2016, which includes $358.6 million for our share of the book gain on sale of RNP, and was partially offset by income tax expense of $58.6 million.

Investing Activities

Net cash provided by investing activities – continuing operations was $3.1 million for the nine months ended September 30, 2017, compared to net cash used in investing activities – continuing operations of $9.8 million for the same period in the prior year. Net cash provided by investing activities for the nine months ended September 30, 2017 was primarily related to proceeds from the sale of six of Fulghum’s mills, partially offset by capital expenditures at Fulghum, NEWP and the Atikokan and Wawa Facilities. Net cash used in investing activities for the nine months ended September 30, 2016 was primarily related to capital expenditures at the Atikokan and Wawa Facilities and some of Fulghum’s mills, partially offset by proceeds from disposals of assets and distributions received from our equity investment in CVR.

Net cash provided by investing activities – discontinued operations was $19.0 million for the nine months ended September 30, 2016.

Financing Activities

Net cash used in financing activities was $8.8 million for the nine months ended September 30, 2017, compared to $10.7 million for the same period in the prior year. During the nine months ended September 30, 2017, we made debt payments of $17.0 million and borrowed $8.1 million under various credit agreements. During the nine months ended September 30, 2016, we borrowed $24.3 million under various credit agreements. During the period, we made debt payments of $20.2 million, and RNP made cash distributions to holders of noncontrolling interests of $3.3 million. We also used $10.0 million, along with CVR Common Units valued at $97.1 million to repurchase the Preferred Stock. CVR Common Units valued at $45.0 million were used to pay down $41.7 million under the GSO Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, our current assets and current liabilities consisted of the following (in thousands):

Cash(1)	$20,473
Accounts receivable	9,892
Inventories	15,436
Other current assets	7,829
Total current assets	$53,630
Accounts payable	$14,750
Accrued liabilities	15,552
Debt	17,437
Other current liabilities	6,319
Total current liabilities	$54,058

At September 30, 2017, our debt consisted of the following (in thousands):

GSO Credit Agreement	$47,176
Fulghum debt(2)	34,728
NEWP debt(3)	12,958
QS Construction Facility	13,990
Total debt	$108,852

(1)

Amount includes cash of $13.0 million at Fulghum and $0 at NEWP. Fulghum U.S.’s cash balance of $7.6 million includes $4.0 million paid to GSO Capital Partners LP in November 2017. Fulghum South America’s cash balance is $5.4 million.

(2)	The Fulghum debt consists primarily of 15 term loans and three short term lines of credit with various financial institutions with each loan secured by specific property and equipment.
(3)	The NEWP debt consists primarily of four term loans and one short term line of credit with each loan secured by specific property and equipment.

Sources and Uses of Capital

During the nine months ended September 30, 2017, we funded operations and investments in our wood fibre processing business and corporate activities primarily through cash on hand.

We have a history of operating losses and an accumulated deficit of $474.2 million as of September 30, 2017. We believe we have sufficient liquidity from cash on hand, expected working capital and other expected sources to fund operations and corporate activities through calendar year 2017, but we may have costs associated with pursuing strategic alternatives with respect to Rentech, Inc. and its operating businesses, maintaining the Wawa Facility in an idle state and other events that could arise which could increase our liquidity needs and may impact our ability to meet minimum liquidity covenants as described below. We believe that we will need additional liquidity to fund corporate activities in 2018. As a result of the above, there exists substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our financial statements for the three and nine months ended September 30, 2017. Management’s plans to address these concerns are discussed below.

We are attempting to address our liquidity needs through a combination of cost reductions within our businesses and pursuing strategic alternatives. In February 2017, we announced the idling of the Wawa Facility to conserve liquidity as we explore strategic alternatives for the facility. We also announced our plan to address potential liquidity needs by considering strategic alternatives for the Company as a whole that may include, but are not limited to, a sale of us, a merger or other business combination, a sale of all or a material portion of our assets, sales of separate business units and assets owned by the Company, restructuring or a recapitalization. We believe that sales of our individual business units are more likely outcomes to the process than a sale of the Company as a whole; however, we cannot guarantee any outcome to this process. The Company’s pursuit of an option in its review of strategic alternatives resulted in goodwill impairments in its financial statements, and may also result in future goodwill or asset impairments. We have retained Wells Fargo Securities, LLC and RPA Advisors, LLC to assist in the strategic alternatives review process.

On October 6, 2017 our Board made a determination to delist our shares of common stock from the Nasdaq Capital Market and transfer the listing of such shares to the OTCQB Market due to our inability to cure our noncompliance with NASDAQ Listing Rule 5550(a)(2).

Our shares of common stock are quoted on the OTCQB market effective October 16, 2017. We can give no assurance that trading in our stock will continue on the over-the-counter markets or on any other securities exchange or quotation medium. The delisting of the shares of common stock from the Nasdaq Capital Market could impair the liquidity and market price of the shares. Additionally, the delisting of the shares of common stock from a national exchange could materially adversely affect our access to capital markets, and any limitation on market liquidity or reduction in the price of the shares as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

Over the past 24 months, we have been reorganizing our businesses to lower our cost structure. We completed restructuring actions that resulted in approximately $13.6 million of consolidated SG&A expense savings in 2016, excluding approximately $2.6 million of reorganization and transaction costs. We expect to achieve additional savings of approximately $6.5 million in 2017, however one-time costs related to reorganization and transaction costs resulting from the strategic alternatives process may off-set a portion of these savings. Even with those expected savings, SG&A expense including corporate overhead and public company costs will continue to be significant given depressed revenue and the profitability levels of our business units.

We expect our NEWP and Fulghum businesses to continue to generate positive cash flow and be self-sufficient from a liquidity perspective; however, there can be no assurance that either business will perform in line with our expectations. We expect the Atikokan Facility to generate cash flow in the range of break-even to slightly positive under the revised operating plan to produce 45,000 metric tons of wood pellets per year. NEWP extended its $6 million revolving credit facility this quarter, but we expect that it will need to renew this facility in May 2018 to address seasonal working capital needs and there can be no assurance the facility will be renewed on acceptable terms.

On May 5, 2017, pursuant to purchase option exercises by its customers, Fulghum consummated the sale of the two chip mills resulting in net proceeds of $5.1 million that was paid by Fulghum to Rentech and ultimately used to repay debt under the GSO Credit Agreement.

In August 2017, Fulghum was notified by a different customer of the exercise of its purchase option for six of Fulghum’s chip mills. The sales of four mills were consummated in September 2017 and for the remaining two mills closed in October 2017. At each closing, Fulghum simultaneously entered into new operating agreements to continue to provide wood processing services for the mills on terms similar to operating agreements at other Fulghum mills. In connection with the sale of these six mills, we received cash payments of $4.0 million in September 2017 and $1.3 million in October 2017. The net sales proceeds were paid to GSO Capital Partners LP as a prepayment of the GSO Credit Agreement in November 2017.

Our subsidiaries can distribute cash to us, although restrictions in our debt agreements may restrict such distributions. Under the NEWP credit facility, NEWP must receive the lender’s prior approval before making any cash distributions to Rentech, and the lender may not provide such approval. NEWP is also required to comply with financial performance covenants in its debt agreements. These covenants include maintaining: (i) a minimum debt service coverage ratio of at least 1.4 to 1.0 on a trailing four quarter basis, (ii) a senior debt coverage ratio of less than 3.0 to 1.0 on a trailing four quarter basis and (iii) a fixed charge coverage ratio of at least 1.2 to 1.0 calculated at the end of each calendar year. As of September 30, 2017, NEWP obtained a waiver from its lender as it was not in compliance with the minimum debt service coverage ratio and the maximum senior debt coverage ratio due to lower sales volumes and additional costs relating to scaling back production at the facilities. We expect NEWP to require similar waivers over the next two quarters. In the event we are unable to obtain the waivers from NEWP’s lender, the lender could exercise remedies against NEWP under the loan documents, including accelerating the debt so that it becomes due on demand. A default of the NEWP indebtedness would trigger remedies against NEWP and a cross default of other indebtedness of the Company. Fulghum is also required to comply with the financial performance covenants in its debt agreements. These covenants include maintaining (i) a minimum cash flow coverage ratio of at least 1.1 to 1.0, measured on a consolidated basis for Fulghum and its domestic subsidiaries and collectively for selected projects and (ii) a minimum tangible net worth of no less than $11.28 million plus 50% of the net income of Fulghum from and after December 31, 2010. As of September 30, 2017, Fulghum was in compliance with its financial covenants. In the event that Fulghum does not comply with these covenants, the lenders thereunder could seek remedies against Fulghum and the debt agreements would not permit it to make cash distributions to Rentech. In the event that NEWP or Fulghum is not permitted to make cash distributions to Rentech, these restrictions would limit Rentech’s ability to access and use cash from its operating subsidiaries to fund its corporate activities and operations. Under the GSO Credit Agreement, Rentech is required to maintain at least $5 million of cash on hand, including cash available for distribution from our subsidiaries.

On November 8, 2017, the Company obtained a waiver of default from GSO Capital Partners LP for the Company’s failure to comply with a covenant in the GSO Credit Agreement and ancillary agreements requiring the Company and its Subsidiaries to pay its material obligations unless such obligations are being contested and adequate reserves are being maintained. As disclosed herein, the Company and its Canadian subsidiaries have not made certain payments, so as a result GSO has provided us with a waiver of compliance from this covenant. In the event we were unable to obtain waivers from GSO Capital Partners LP for defaults under the GSO Credit Agreement or other related agreements that may be asserted in the future, it could exercise remedies against the Company under the loan documents, including accelerating the debt so that it becomes due on demand. A default of the Company’s indebtedness could trigger a cross default of other indebtedness of the Company, which would most likely have a material adverse effect on our financial condition and ability to continue as a going concern.

There is no assurance that the strategic review process will result in a transaction for Rentech or any of its businesses, that we will achieve the cost savings we expect, that an event resulting in the acceleration of our indebtedness or otherwise requiring additional liquidity will not occur or that we will not require an additional source of funds. If we are unable to adequately address liquidity concerns, we likely will not be able to remain in compliance with the covenants in the GSO Credit Agreement, which would result in an event of default thereunder. If there is a default and an acceleration of indebtedness under the GSO Credit Agreement, we will not have sufficient liquidity to repay all of outstanding indebtedness. As a result, absent an improvement in our liquidity, we likely will need to seek bankruptcy protection to continue our efforts towards selling the Company or its business units.

Debt Facilities

Our debt facilities used to support our wood fibre processing business and corporate activities are the Fulghum debt, the NEWP debt, the QS Construction Facility, the BMO Credit Agreement, and the GSO Credit Agreement. Rentech’s consolidated current portion of debt, which is net of debt premium and debt issuance costs, is $17.4 million. Of this amount, Fulghum’s current portion of debt is $5.8 million, followed by $5.6 million for NEWP, $5.1 million under the GSO Credit Agreement and $0.9 million for the Wawa Company. We expect Fulghum and NEWP to cover their respective current portion of debt and interest on debt during the next 12 months with their cash from operations. In October 2017, QSL notified Rentech and the Wawa Company of a payment default under the QS Construction Facility. In November 2017, BMO notified Rentech that it would not be extending the BMO Credit Agreement, which is scheduled to terminate on November 25, 2017. For a description of the terms of our various debt instruments, see “Note 13 — Debt” to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” in the Annual Report and “Note 10 — Debt” to the consolidated financial statements included in this report.

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

Cash Distributions

We expect quarterly distributions from CVR, if made, to be a source of liquidity for our wood fibre processing and corporate activities. Cash distributions from CVR may vary significantly from quarter to quarter and from year to year, and could be as low as zero for any quarter. We own approximately 7.2 million CVR Common Units. Assuming we continue to hold the CVR Common Units, we would receive quarterly distributions if made by CVR. However, our ownership interest in CVR may be reduced over time if we elect to sell any of our CVR Common Units or if additional Common Units were to be issued by CVR, as the case may be. While CVR paid a cash distribution to its common unitholders for the first quarter of 2017 of $0.02 per unit, CVR did not pay cash distributions for the second and third quarters of 2017.

CONTRACTUAL OBLIGATIONS

Our contractual obligations from continuing operations as of September 30, 2017 are not materially different from those disclosed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements as of September 30, 2017.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 2 — Recent Accounting Pronouncements” to the consolidated financial statements, included in “Part I — Item 1. Financial Statements” of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a quantitative and qualitative discussion about market risk relating to continuing operations, see “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report. As of September 30, 2017, no material changes have occurred in the types or nature of market risk described in our Annual Report.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s DCP as of the end of the period covered by this report. Management has identified material weaknesses in internal control over financial reporting, or ICFR, as described below. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of September 30, 2017.

Material Weaknesses in Internal Control over Financial Reporting

As we have previously reported, we identified the following two material weaknesses which continue to exist as of September 30, 2017. We did not design and maintain effective internal controls over the review of the cash flow forecasts used in the accounting for long-lived asset impairment and recoverability. Specifically, we did not design and maintain effective internal controls related to documenting management’s review of assumptions used in our cash flow forecasts for long-lived asset impairment and recoverability.

In addition, we determined that we did not maintain effective internal controls over the allocation of GAAP income tax expense between continuing and discontinued operations. Specifically, we did not perform certain procedures over the allocation of the GAAP tax provision between continuing and discontinued operations.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These control deficiencies did not result in a material misstatement to our consolidated financial statements for the quarter ended September 30, 2017. However, these control deficiencies, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by our internal controls. Accordingly, our management has determined that these control deficiencies constitute material weaknesses. For more information, see “Part II—Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting” in the Annual Report.

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

Changes in Internal Control over Financial Reporting

As described in the Material Weaknesses in Internal Control over Financial Reporting and Plan for Remediation of the Material Weaknesses sections above, there were changes in our ICFR during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our ICFR.

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

We may have to seek protection under the U.S. Bankruptcy Code, which may harm our business.

We are in the process of analyzing various strategic alternatives to address our liquidity and capital structure. However, a filing under Chapter 11 of the U.S. Bankruptcy Code may be necessary. Seeking protection under the Bankruptcy Code could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as Chapter 11 proceedings remain pending, our senior management would be required to spend a significant amount of time and effort dealing with the process instead of focusing exclusively on our business operations. Seeking protection under the Bankruptcy Code also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business units. In addition, the longer Chapter 11 proceedings continue, the more likely it is that our customers and suppliers would lose confidence and would seek to establish alternative commercial relationships. Additionally, we have a significant amount of indebtedness. As a result, we believe that seeking protection under the Bankruptcy Code could result in a limited (if any) recovery for our shareholders.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Unaudited), detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: November 9, 2017	/s/ Keith B. Forman
Keith B. Forman,
President and Chief Executive Officer

Dated: November 9, 2017	/s/ Paul M. Summers
Paul M. Summers,
Chief Financial Officer